Form 10-K
period 2013-12-31
National General Holdings Corp.
filed 2014-03-28
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to
Commission File Number: 001-36311

NATIONAL GENERAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1046208
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 38th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 380-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 is not able to be calculated as the registrant's shares of common stock were not publicly traded as of June 30, 2013.
As of March 26, 2014, the number of common shares of the registrant outstanding was 93,343,400.
Documents incorporated by reference: Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I

Note on Forward-Looking Statements
This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd., AmTrust Financial Services, Inc., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, "Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business
Legal Organization
National General Holdings Corp., a Delaware corporation, is a specialty personal lines insurance holding company. Shares of our common stock began trading on the NASDAQ Global Market on February 20, 2014. References to “National General,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K and in other statements and information publicly disseminated by National General Holdings Corp. refer to National General Holdings Corp. (formerly known as American Capital Acquisition Corporation) and all of its consolidated subsidiaries unless the context requires otherwise.

Business Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide personal and commercial automobile insurance, supplemental health insurance products and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

Our property and casualty (“P&C”) insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising out of auto accidents. We offer our P&C insurance products through a network of over 19,000 independent agents, more than a dozen affinity partners and through direct-response marketing programs. We have approximately one million P&C policyholders and, based on 2012 gross premium written, we are the 20th largest private passenger auto insurance carrier in the United States according to financial data compiled by SNL Financial.

We launched our accident and health (“A&H”) business in 2012 to provide accident and non-major medical health insurance products targeting our existing P&C policyholders and the anticipated emerging market of employed persons who are uninsured or underinsured. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 8,000 independent agents, direct-to-consumer marketing, wholesaling and worksite marketing. We believe that our A&H business is complementary to our P&C business and should enable us to enhance our relationships with our existing P&C agents, affinity partners and insureds.

We are licensed to operate in 50 states and the District of Columbia, but focus on underserved niche markets. A significant portion of our insurance, approximately 75% of our P&C premium written, is originated in six core states: North Carolina, New York, California, Florida, Virginia and Michigan. For the years ended December 31, 2013, 2012 and 2011, our gross premium written was $1,339 million, $1,352 million and $1,179 million, net premium written was $679 million, $632 million and $538 million and total consolidated revenues were $932 million, $808 million and $675 million, respectively.

Our company (formerly known as American Capital Acquisition Corporation) was formed in 2009 to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC,” now known as Ally Financial), which operations date back to 1939. We acquired this business on March 1, 2010.

Our wholly owned subsidiaries include eleven regulated domestic insurance companies, of which ten write primarily P&C insurance and one writes solely A&H insurance. Our insurance subsidiaries have been assigned an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”).

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty (“P&C”) - Our P&C segment operates its business through two primary distribution channels: agency and affinity. Our agency channel focuses primarily on writing standard and sub-standard auto coverage through our network of over 19,000 independent agents. In our affinity channel, we partner with over a dozen affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S.

•
Accident and Health (“A&H”) - Our A&H segment was formed in 2012 to provide accident and non-major medical health insurance products targeting our existing insureds and the anticipated emerging market of uninsured or underinsured employees. Through six recent acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency, and National Health Insurance Company, a life and health insurance carrier established in 1979, we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers.

For our gross premium written and net income attributable to NGHC by segment, see Note 25, "Segment Information" in the notes to our consolidated financial statements.
P&C Segment

Distribution and Marketing
Agency Distribution Channel
Our agency channel focuses on writing standard and sub-standard automobile insurance, as well as preferred auto, motorcycle and commercial vehicle insurance, through independent insurance agents and brokers. We have established a broad geographic presence in the sub-standard auto insurance industry and have a significant market presence in our six core states of North Carolina, New York, California, Florida, Virginia and Michigan. By focusing on the sub-standard auto market, we believe our agency channel operates in an attractive niche of the larger auto insurance market.
Relationships with our Independent Agents. We have built a strong network of over 19,000 insurance agents and brokers, many of whom are loyal, highly motivated and productive agents, by providing competitive compensation, a user-friendly technology platform and superior service for our core markets. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Before being employed in our agency customer service call center, our representatives must pass a rigorous selection and training program to ensure that they understand the independent agency and brokerage business and can provide outstanding service. We believe that the strong relationships we have developed with our agents and brokers over time is a testament to the value proposition we provide to our producers and policyholders. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is central to the long-term success of our agency channel. We have also recently developed an innovative program for select agents, known as our agent captive program, which allows select agents to participate in the underwriting profits on business they produce. We believe this program encourages the participants to produce more profitable business and increases their loyalty to us.
Our North Carolina Business. We are the largest writer of sub-standard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2013, in North Carolina, we generated $352.6 million of gross premium written.
The North Carolina sub-standard auto insurance market is serviced by a small number of carriers with most liability insurance ceded to the state-controlled North Carolina Reinsurance Facility, the NCRF. We are not subject to any underwriting risk on the NCRF business written because losses are incurred by the NCRF. As a servicing carrier to the state facility, we receive a ceding commission from the NCRF to help offset operating expenses for providing the coverage to North Carolina residents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”
Affinity Distribution Channel

Through the affinity distribution channel of our P&C insurance business we are a leader in affinity marketing and have been in operation since 1953, relying on best-in-class marketing strategies and analytics to maximize the value of our longstanding relationships. Our affinity channel has a longstanding client base and benefits from strong product design and analytical capabilities. In general, an affinity partner relationship consists of a partnership between a sponsoring organization and an insurance company entered into to address the specific insurance needs of the sponsor organization’s members or customers. Through the affinity relationship, the insurance company receives an endorsement that positions it favorably among the sponsoring organizations’ members or customers. In exchange for the endorsement, the affinity customer receives access to a quality insurer, advantageous pricing and customized products.

A primary focus of our affinity channel is providing recreational vehicle, RV, coverage, of which we are one of the largest writers in the U.S. Pursuant to a marketing agreement with our affinity partner Good Sam Enterprises, LLC and its affiliates, Good Sam has agreed to operate an insurance program through which Good Sam Club members and Camping World customers may purchase insurance and insurance products, and we have the right to market white-labeled P&C insurance products under the Good Sam name to such members and customers on an exclusive basis, with a focus on RV insurance. This agreement was entered into effective January 1, 2012, and has a 20 year term. We pay marketing fees to Good Sam for access to its insurance program based on a percentage of business produced, which fees range from the low single digits to the low double digits for the various products sold through this program. In the event of a material breach of contract that remains uncured 30 days after notice thereof, the agreement is terminable by the non-breaching party. In 2013, we had net premium written of $153.9 million under this agreement.
We maintain a diversified base of over a dozen affinity relationships with organizations. Our affinity relationships are generally long-term in nature. Our top ten affinity relationships based on net earned premium have been in place for over ten years and are characterized by a mutual desire to deliver a high quality insurance product to the buyer. For example, we recently extended two of our significant affinity partner relationships for an additional 20-year period. Generally, termination of affinity partner relationships is infrequent because we generally own the renewal rights to the relationship business and a terminating affinity partner would lose its rights to promotion fees and commissions on the underlying policies following termination.
We generally target potential affinity partners with strong brands, actively managed mailing lists, high traffic websites and active membership bases. We develop new affinity relationships primarily through our employee sales force. We believe that employing a dedicated employee sales force results in higher quality affinity relationships with better profitability. In certain cases, we may also use unaffiliated brokers to develop affinity partner relationships.
Product overview
In our P&C segment, we operate in niche businesses and offer a broad range of products employing multiple channels of distribution. Through our agency channel, we primarily sell sub-standard automobile insurance through independent agents and brokers and also offer standard and preferred auto, motorcycle and commercial vehicle products. Through our affinity channel, we primarily underwrite and market standard and preferred auto and RV insurance.

•
Standard and preferred automobile insurance. These policies provide coverage designed for drivers with greater financial resources and a less risky driving and claims history and are renewed with greater frequency than sub-standard policies.

•
Sub-standard automobile insurance. These policies provide coverage for liability and physical damage and are designed for drivers who represent a higher-than-normal level of risk as a result of factors such as their driving record, limited driving experience and claims history. Because these individuals often have limited financial resources and a greater tendency to miss payments or to make late payments, their premiums are generally higher than those for drivers who qualify for standard or preferred coverage. A significant part of our profits from these policies results from fees paid by our customers, which include origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. For the year ended December 31, 2013, we generated $82.8 million in revenue from policy service fees.

•
Recreational vehicle insurance. Unlike many of our competitors, our policies carry RV-specific endorsements tailored to these vehicles, including automatic personal effects coverage, optional replacement cost coverage, RV storage coverage and full-time liability coverage. We also bundle coverage for RVs and passenger cars in a single policy for which the customer is billed on a combined statement.

•
Commercial automobile insurance. These policies include coverage for liability and physical damage caused by light-to-medium duty commercial vehicles, focused on artisan vehicles, with an average of two vehicles per policy.

•
Motorcycle insurance. We provide coverage for most types of motorcycles, as well as golf carts and all-terrain vehicles. Our policy coverage offers flexibility to permit the customer to select the type (e.g., liability) and limit of insurance (e.g., $100,000/$250,000/$500,000), and to include other risks, such as add-on equipment and towing.

•
Homeowners’ insurance. Comprehensive homeowners’ insurance plans which we sell on behalf of third-party carriers include coverage for medical payments, personal liability and temporary living assistance in the event the insured’s home is declared uninhabitable. We have not historically retained any underwriting risk on these policies but instead received commission income from these third-party carriers. We historically offered these policies to generate fee income and to provide a service to our insureds. As part of the Tower Group International, Ltd. ("Tower") transaction, pursuant to a cut-through reinsurance agreement that our subsidiary Integon National Insurance Company entered into with several Tower subsidiaries, Integon has reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business (including homeowners insurance) effective after January 1, 2014 and has assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. We expect to directly write homeowner’s insurance upon the closing of the Tower transaction. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" for details on the Tower transaction.

Fee Income
In addition to traditional insurance premiums, we generate revenue by charging policy service fees to policyholders. These fees include service fees for installment or renewal policies and fees for non-sufficient funds, late payments, cancellations and various financial responsibility filing fees. The fee income we generate varies depending on the type of policy and state regulations.
Geographic Distribution
We are licensed to operate in 50 states and the District of Columbia. We believe that our geographic and product mix creates limited exposure to catastrophic events. For the year ended December 31, 2013 our top six states represented 74.8% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written for the years ended December 31, 2013, 2012 and 2011:

(amounts in thousands)	Year Ended December 31,
	2013		2012		2011
North Carolina	$352,556	27.0%	$339,826	25.3%	$314,435	26.7%
New York	180,663	13.8%	182,200	13.6%	159,989	13.6%
California	178,317	13.7%	177,513	13.2%	115,523	9.8%
Florida	95,573	7.3%	120,705	9.0%	113,927	9.7%
Virginia	83,850	6.4%	73,784	5.5%	71,553	6.1%
Michigan	85,931	6.6%	72,635	5.4%	62,051	5.3%
Other States	328,364	25.2%	376,995	28.1%	341,413	29.0%
Total	$1,305,254	100.0%	$1,343,658	100.0%	$1,178,891	100.0%

Underwriting and Claims Management Philosophy
We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expenses ("LAE") and enables us to more effectively and accurately measure reserves. To this end, we utilize our technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs. We believe a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of new underwriting opportunities and our portfolio and product mix as a whole.

Underwriting, Pricing and Risk Management, and Actuarial Capabilities

We establish premium rates for insurance products based upon an analysis of expected losses using historical experience and anticipated future trends. Our product team develops the product and manages our underwriting tolerances. Our actuarial team uses a detailed actuarial analysis to establish the necessary rate level for a given product and territory to achieve our targeted return. For risks which fall within our underwriting tolerances, we establish a price by matching rate to risk at a detailed level of segmentation. We determine the individual risk using predictive modeling developed by our analytics team with a level of precision that we believe is superior to the traditional loss cost pricing used by many of our competitors. We believe that effective collaboration among the product, analytics and actuarial teams enhances our ability to price risks appropriately and achieve our targeted rates of return.
To assist us in profitably underwriting our P&C products, our predictive analytics team has developed our RAD 5.0 underwriting pricing tool. The RAD 5.0 underwriting pricing tool offers significant advantages over our current pricing tools by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. The RAD 5.0 underwriting pricing tool facilitates better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. We believe that RAD 5.0 provides us with a competitive advantage for pricing our products relative to other auto insurers of our size.
Our actuarial group is central to the pricing and risk management process. The group carries out a number of functions including developing, tracking, and reporting on accident year loss results, monitoring and addressing national, state and channel-specific profit trends and establishing actuarial rate level needs and indications. Our actuarial group also helps ensure the integrity of reported accident year results. We also engage an independent third-party actuary to perform an annual actuarial review.
Claims
Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment 24 hours later to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $75,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount claim exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2013, our Claims department includes over 800 individuals.
We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we have established several mechanisms designed to maintain and improve our level of claim handling performance.

Competition
The private passenger auto insurance market in the United State is highly competitive. Based upon data compiled from SNL Financial, the top ten insurance groups accounted for approximately 70% of the approximately $174.8 billion private passenger auto market segment in 2012. We believe that our primary competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO and Farmers Insurance Group, but also from sub-standard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation and Direct General Corporation and independent agents that operate in a specific region or single state in which we operate. Based upon 2012 gross premium written, we are the 20th largest private passenger auto insurance carrier in the United States according to financial data compiled by SNL Financial.

We rely heavily on technology and extensive data gathering and analysis to segment markets and price accurately according to risk potential. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. Superior customer service and fair and accurate claims adjusting are also important factors in our competitive strategy. With the implementation of our new policy administration system and our RAD 5.0 underwriting pricing tool, we believe we will continue to operate well in the competitive environment. See “-Technology” for more information regarding our new policy administration system and RAD 5.0 pricing tool.
Recent P&C Acquisitions
Since we acquired our P&C insurance business in 2010, we have entered into a renewal rights transaction, acquired another insurance company and an insurance agency, entered into an agreement to acquire another insurance company, and entered into agreements relating to the Tower personal lines business. These additional operations have increased our presence in our target markets and broadened our distribution capabilities.

•
In July 2011, we acquired the renewal rights to a book of RV and trailer business (the “RV Business”) from American Modern Home Insurance Company and its affiliates. We also assumed 100% of the in-force RV Business, net of external reinsurance starting January 1, 2012. The primary states for this RV business are California, New Jersey, Texas, Florida, New York and North Carolina.

•
In September 2011, we completed our acquisition of Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina. Following a 2012 sale of AAIC to ACP Re Ltd., an affiliated Bermuda-based reinsurer ("ACP Re"), we continue to reinsure 100% of all existing and renewal private passenger auto insurance business of AAIC.

•
In November 2011, we acquired 70% of the equity interests of ClearSide General Insurance Services, LLC, a California-based general agency that specializes in personal and commercial property and casualty lines insurance products. In June 2012, we completed our acquisition of the remaining 30% of the equity interests of ClearSide General Insurance Services, LLC.

•
In November 2013, we entered into a purchase agreement to acquire Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust Financial Services, Inc. ("AmTrust"). The purchase price is approximately $20 million, subject to certain adjustments based on statutory surplus at closing. Personal Express had approximately $15 million of direct written premium in 2012. We have received regulatory approval for this transaction and expect this acquisition to close on or about April 1, 2014.

On January 3, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “ Karfunkel Trust”), entered into a merger agreement (the “Tower Merger Agreement”) with Tower pursuant to which ACP Re has agreed to acquire Tower for the price of $3.00 per share. The transactions contemplated by the Tower Merger Agreement are subject to certain regulatory and shareholder approvals.
Simultaneously with the execution of the Tower Merger Agreement, we entered into a stock and asset purchase agreement (“Personal Lines Purchase Agreement”) with ACP Re pursuant to which we agreed to acquire the renewal rights and assets of the personal lines insurance operations of Tower (“Tower Personal Lines Business”), subject to the consummation of the transactions contemplated by the Tower Merger Agreement. Under the Personal Lines Purchase Agreement, we expect to acquire the assets necessary to support the Tower Personal Lines Business, including certain of Tower’s domestic insurance companies, the Tower Personal Lines Business renewal rights, the systems, books and records required to effectively conduct the Tower Personal Lines Business as well as the right to offer employment to certain Tower employees engaged in the conduct of the Tower Personal Lines Business.
We expect to acquire these assets from ACP Re for cash in an amount equal to approximately $132 million. The acquired companies will be used to support the Tower Personal Lines Business and will contain cash and other assets in an amount equivalent to the purchase price. Through a reinsurance agreement that will be fully collateralized, ACP Re will retain and be liable for, and run off, all losses of the acquired companies occurring prior to January 1, 2014. The acquisition is expected to close in the summer of 2014, pending the receipt of regulatory approvals and the closing of the transactions contemplated by the Tower Merger Agreement. There is no assurance that modifications to the terms of the transaction described will not need to be made in order to obtain regulatory approval.

In addition, Integon National Insurance Company, our wholly-owned subsidiary, has entered into a reinsurance agreement (the “Cut-Through Reinsurance Agreement”) with several Tower subsidiaries. Under the Cut-Through Reinsurance Agreement, Integon has reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business and has assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. The agreement is effective solely with respect to losses occurring on or after January 1, 2014 and has a duration of one year unless earlier terminated. We will pay a 20% ceding commission with respect to unearned premium assumed and a 22% ceding commission with respect to new and renewal business after January 1, 2014 and up to a 4% claims handling expense reimbursement to Tower on all Tower premium subject to the Cut-Through Reinsurance Agreement.
A&H Segment
Established in 2012, our A&H segment provides accident and health insurance. We market our and other carriers’ A&H insurance products to our target customers through our association relationships and through traditional managing general underwriters selling primarily stop loss products for smaller employers.
We believe that the A&H segment provides us an opportunity to deepen our relationships with our existing agents and affinity partners by providing complementary products to many of our more than one million insureds and additional earning opportunities to our P&C agents. Our A&H business complements our affinity channel business because we believe that many of the customers of our affinity partners are purchasers of supplemental health insurance products. We also believe there is a substantial existing and emerging market in the United States for supplemental healthcare products. Industry data have shown that there are approximately 50 million people who are not offered insurance through their employer, of which approximately 17 million have purchased some sort of individual health care coverage, leaving approximately 33 million people without health insurance. We intend to utilize our specialty P&C products and distribution channels to increase sales of our health products to this anticipated target market.
Our focus in our A&H segment is offering products not covered by the Patient Protection and Affordable Care Act ("PPACA"), and targeting our existing insureds and the anticipated emerging market of employed persons who are uninsured or underinsured. PPACA was enacted in 2010 with the goal of increasing the rate of health insurance coverage and reducing the overall costs of health care. PPACA seeks to increase the health insurance coverage rate through a number of mechanisms, including expanded access to Medicaid through subsidies, an employer mandate that requires employers with more than fifty full-time employees to offer health insurance, an individual mandate that requires the purchase of essential coverage, and the creation of individual and small group exchanges to facilitate the purchase of health insurance. Notwithstanding the passage of PPACA, the full implementation of which has yet to occur, we believe there will continue to be a significant number of employed persons and their families who do not receive health insurance through their employer. The full implementation of PPACA may exacerbate this situation for certain demographics if the cost of private health care insurance increases. For example, if the cost of private health care insurance increases, a person whose income is more than 400% of the federal poverty line will not qualify for government subsidies to purchase insurance, but may not be able to afford the cost of a major medical policy. Because the penalty for failing to purchase insurance does not apply if the cost of coverage is more than 8.0% of annual household income, which may be the case for a person at this income level, persons who fall in this demographic may have few options for health insurance. We believe we have the opportunity to sell our products to people in this demographic, as well as part-time employees and employees who work for employers with less than 50 employees.
Other target markets for our products include people who have purchased high deductible policies with high maximum out-of-pocket limits. Our supplemental healthcare policies can mitigate exposure to these deductibles and limits by providing affordable coverage for healthcare costs that fall within deductibles and limits. In addition, certain of PPACA mandates do not apply to self-insured plans that are subject to federal regulation under ERISA. If private health insurance costs increase, more companies, particularly smaller companies, may seek to save costs by self-insuring. We expect this to be a growing market, and are prepared to meet the expected demand for this product by administering specialty self-insurance arrangements through our stop-loss insurance arrangements offering ERISA qualified major medical plans to employers in affinity associations or trade groups.
Principally through acquisitions, we have built a platform to market our and other carriers’ A&H products. This platform consists of the following operations.

•
In November 2012, we acquired National Health Insurance Company (“NHIC”), a Texas-domiciled life and health insurer currently licensed in 48 states and the District of Columbia to write our A&H risks. NHIC was established as a life and health insurer in 1979. We have filed and are in the process of receiving approvals for a significant number of our target A&H insurance products for individuals and groups, which include accident, limited medical/hospital indemnity, short-term medical, cancer/critical illness, stop loss, travel accident/trip cancellation and dental/vision coverages.

•
In February 2012, we acquired VelaPoint, LLC, a general agency that operates a call center with approximately 65 licensed agents selling a full range of supplemental medical insurance products, as well as individual major medical policies underwritten through a wide range of third-party insurance companies. For the year ended December 31, 2013, VelaPoint produced approximately $74 million in premium on behalf of third parties. Once the requisite approvals are received, we expect a significant percentage of VelaPoint’s sales of supplemental health products to be written by NHIC.

•
In February 2012, we acquired America’s HealthCare Plan (“AHCP”), a managing general agent/program manager. AHCP works with over 8,000 independent agents and general agents across the country to provide an array of insurance products, including those offered by third-party insurers, and will serve as a significant method of distribution for NHIC’s products.

•
In September 2012, we acquired from the Coca-Cola Bottlers’ Association a health insurance administration company that administers specialty self-insurance arrangements, offering ERISA qualified self-insured plans to employers in affinity associations or trade groups and selling medical stop loss coverage to employers through captive insurers (collectively, the “TABS” companies). We believe the TABS companies, which wrote approximately $19 million in stop loss premium in 2013, have significant growth potential.

•
In January 2013, we assumed 100% of an in-force book of A&H business from an affiliate of AmTrust. In connection therewith, we acquired certain operating assets and hired the related program development personnel who work with outside insurers and wholesalers/program managers to create programs for specialty A&H products like travel, student and international business.

•
In April 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EuroAccident”), a European group life and health insurance managing general agent. The agency distributes life and health insurance to groups as well as individuals. Distribution predominantly takes place through broker channels and affinity partners. For the year ended December 31, 2013, EuroAccident produced approximately $73 million in premium on behalf of third parties. We have obtained the necessary licenses and approvals to enable us to write these products on our own behalf and are in the process of transitioning this business to our European insurers.

Product Overview
We focus on products that will be sold outside of the PPACA framework to our existing insureds and the expected emerging uninsured or underinsured individual and group worksite markets, who we expect will consist largely of people with incomes above the level that qualify for government subsidies. This anticipated emerging market includes groups and individuals who may see their out-of-pocket health insurance costs rise under PPACA, part-time employees and full-time employees who work for employers with fewer than 50 employees. Our products include products packaged with other coverages or services to enhance the overall value proposition to the consumer, as well as standalone products either purchased alone or as a supplement to major medical coverage. Target products for groups (through employers) and individuals include:

•
Accident/AD&D. This coverage pays a stated benefit to the insured or his/her beneficiary in the event of bodily injury or death due to accidental means (other than natural causes). For our targeted young and uninsured population, accident policies can provide basic insurance protection for those without coverage. These policies can also serve as supplemental policies underneath high deductible major medical plans.

•
Group Limited Medical/Hospital Indemnity. These plans serve as supplements to high deductible plans, helping mitigate high catastrophic individual out of pocket expenses. They can also be sold as standalone programs, offering basic insurance for those that cannot afford or do not wish to pay for more expensive major medical coverage.

•	Short-Term Medical. These plans offer comprehensive coverage to individuals for a prescribed short duration, generally six months, but can be up to a year.

•
Cancer/Critical Illness. Critical illness policies can provide coverage for many costs that are not covered by traditional health insurance. This coverage can be sold on a guarantee and simplified issue (health questionnaire) basis either as a standalone product or packaged with other products.

•
Stop Loss. We expect that increases in health insurance costs will cause an increase in the number of employers offering self-insured plans. We expect that NHIC will offer a wide array of stop loss programs for small and large employers, as may be permitted by state law. We also seek to package our non-major medical coverages with stop loss programs.

•
Travel Accident/Trip Cancellation. These policies are sold as a standalone product or as an add-on to accident and health coverage. The products are marketed through our specialty managing general underwriters.

•
Dental/Vision. These policies provide basic dental or vision coverage and can be sold on a stand-alone basis or packaged with other products. They are frequently matched with discount plans under which the products can be offered on a cost effective basis.

We believe that the combination of the growing market, the platform of products and distribution that we have assembled, and the experienced management team we have leading this initiative, positions us to achieve substantial growth in premium revenues in this segment.
A&H Distribution
We currently have approximately one million P&C policyholders. We believe that the products offered by our A&H segment will be complementary products desirable to many of our P&C policyholders and will deepen our relationship with our existing agents and affinity partners for our P&C business. In addition, we plan to capitalize on the anticipated emerging market for supplemental health insurance products by offering our wide range of flexible, ancillary A&H insurance policies through a multi-pronged distribution approach consisting of:

•	approximately 65 licensed agents in our call center;

•	over 8,000 independent agents through our managing general agency;

•	our existing P&C independent agents who are also licensed to sell A&H products;

•	large insurance wholesalers/managing general agents acting through select partner distributor outlets; and

•	worksite marketing through employers with our affinity partnership organization.
Ratings
Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. A.M. Best has currently assigned our insurance subsidiaries a group rating of “A-” (Excellent) which is the fourth highest out of fifteen ratings. According to A.M. Best, “A-” ratings are assigned to insurers that have an excellent ability to meet their ongoing financial obligations to policyholders. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. This rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. There can be no assurance that we will maintain our current ratings. Future changes to our rating may adversely affect our competitive position. See Item 1A, “Risk Factors-Risks Relating to our Business Generally-A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.”
Loss Reserves
We record loss reserves for estimated losses under the insurance policies that we write and for loss adjustment expenses (“LAE”) related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances.
The process of establishing the liability for unpaid losses and loss adjustment expenses is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an important component of our loss reserving process.
Loss reserves include statistical reserves and case estimates for individual claims that have been reported and estimates for claims that have been incurred but not reported at the balance sheet date as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Estimates are based upon past loss experience modified for current trends as well as economic, legal and social conditions. Loss reserves, except life reserves, are not discounted to present value, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.
Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported, some of which are not yet known to the insured, as well as a provision for future development on reported claims.

We regularly review our loss reserves using a variety of actuarial methods and available information. We update the reserve estimates as historical loss experience develops, additional claims are reported and settled or as new information becomes available. Any changes in estimates are reflected in financial results in the period in which the estimates are changed.
Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. The actuarial review may include an actual to expected loss analysis or more detailed reserve indications for segments with changes, as well as the actuary’s reasonable reserve range compared to carried reserves. We review available actuarial indications and review carried reserves compared to the reasonable reserve range to determine whether any reserve adjustments are warranted.
There is no one specific industry standard for determining reasonable reserve ranges. The internal actuarial reserve ranges are established by considering projections using variations in the underlying actuarial assumptions, projections based on different weightings of the individual actuarial methods, projections by statistical variability analysis, or by other appropriate reserve considerations.
Our internal actuarial analysis of the historical data provides the factors we use in our actuarial analysis in estimating our loss and LAE expense reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. We generally use a combination of actuarial factors and subjective assumptions in the development of up to seven of the following actuarial methodologies:

•
Paid Development Method - uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•
Paid Generalized Cape Cod Method - combines the Paid Development Method with the expected loss method, where the expected loss ratios are estimated from exposure and claims experience weighted across multiple accident periods. The selected expected loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•
Paid Bornhuetter-Ferguson (“BF”) Method - a combination of the Paid Development Method and the Expected Loss Method, the Paid BF Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.

•
Incurred Development Method - uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.

•
Incurred Generalized Cape Cod Method - combines the Incurred Development Method with the expected loss method, where the expected loss ratios are estimated from exposure and claims experience weighted across multiple accident periods. The selected expected loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.

•
Incurred Bornhuetter (“BF”) Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred BF Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.

•	Expected Loss Method - utilizes an expected ultimate loss ratio based on historical experience adjusted for trends multiplied by earned premium to project ultimate losses.
For each method, losses are projected to the ultimate amount to be paid. The Company then analyzes the results and may emphasize or deemphasize some or all of the outcomes to reflect actuarial judgment regarding their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single selected point estimate that is the basis for the internal actuary’s point estimate for loss reserves.
In determining the level of emphasis that may be placed on some or all of the methods, internal actuaries periodically review statistical information as to which methods are most appropriate, whether adjustments are appropriate within the particular methods, and if results produced by each method include inherent bias reflecting operational and industry changes.
This supplementary information may include:

•	open and closed claim counts;

•	statistics related to open and closed claim count percentages;

•	claim closure rates;

•	changes in average case reserves and average loss and loss adjustment expenses incurred on open claims;

•	reported and ultimate average case incurred changes;

•	reported and projected ultimate loss ratios; and

•	loss payment patterns.
When reviewing reserves described in this section, we analyze historical data and estimate the impact of numerous factors such as (1) individual claim information; (2) industry and the historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors. The key assumptions we use in our determination of appropriate reserve levels include the underlying actuarial methodologies, consideration of pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and consideration of any claims handling impact on paid and incurred loss data trends embedded in the traditional actuarial methods.
With respect to the ultimate estimates for losses and LAE, the key assumptions remained consistent for the years ended December 31, 2013, 2012 and 2011. If circumstances bear out our assumptions, losses incurred in 2013 should develop similarly to losses incurred in 2012 and prior years. Thus, if the Net Loss Ratio for premiums written in a given accident year is 65.0%, we expect that the Net Loss Ratio for premiums written in that same accident year evolving in Year 2 would also be 65.0%.  However, due the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

The reserve range below provides a sensitivity analysis regarding a range of reserve estimates considered to be reasonable based on current information and normal variations in actuals losses and assumptions. This range was developed based on actuarial judgment of the potential variance in key loss reserve factors which influence ultimate frequency and severity that can cause favorable or unfavorable development in loss reserves. However, due to the inherent uncertainty involved with projecting future loss events, the reserve range does not include all possible outcomes, and our actual liabilities may differ significantly from our original reserve estimates. Our analysis does not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims, or the emergence of claims from causes not currently recognized in the historical data. Such extraordinary changes or claim emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, it must be recognized that actual emergence of losses could deviate, perhaps significantly, from our estimates and the amounts recorded by the Company.

As of December 31, 2013, 2012 and 2011, our reserves, net of reinsurance recoverables, were $308.4 million, $295.1 million and $297.7 million, respectively. In calendar year 2013, unpaid loss reserves increased by $13.3 million, or 4.5% of the $295.1 million beginning net loss and LAE reserves at December 31, 2012, primarily due to the runoff of our Personal Lines Quota Share which increased net retained reserve liabilities. In calendar year 2012, unpaid loss reserves decreased by $2.6 million, or 0.9% of the $297.7 million beginning net loss and LAE reserves at December 31, 2011.

There were no significant changes in the key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2011, 2012 and 2013.

Loss Reserves evaluated as of 12/31/2013 (amounts in thousands)
Sensitivity Range	Net Loss & LAE Reserves
Low End of the Range	$277,816
Carried Reserves	$308,413
High End of the Range	$333,158

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately $24.7 million or decreased net reserves by approximately $30.6 million, at December 31, 2013. The increase would have reduced net income and stockholders’ equity by approximately $16.1 million. The decrease would have increased net income and stockholders equity by approximately $19.9 million. A change in our reserves for net losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

Given the numerous factors and assumptions used in our estimates of net reserves for losses and loss adjustment expenses, and consequently this sensitivity analysis, we do not believe that it would be meaningful to provide more detailed disclosure regarding specific factors and assumptions and the individual effects of these factors and assumptions on our net reserves. Furthermore, there is no precise method for subsequently reevaluating the impact of any specific factor or assumption on the adequacy of reserves because the eventual deficiency or redundancy is affected by multiple interdependent factors.
Reconciliation of Loss and Loss Adjustment Expense Reserves
The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2013, 2012, and 2011, reflecting changes in losses incurred and paid losses:

(amounts in thousands)	Years Ended December 31,
	2013	2012	2011
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of year	$1,286,533	$1,218,412	$1,081,630
Less: Reinsurance recoverables at beginning of year	(991,447)	(920,719)	(695,023)
Net balance at beginning of year	295,086	297,693	386,607
Incurred losses and LAE related to:
Current year	456,039	401,388	362,081
Prior year	6,085	1,298	(21,929)
Total incurred	462,124	402,686	340,152
Paid losses and LAE related to:
Current year	(265,907)	(279,178)	(232,600)
Prior year	(182,890)	(136,426)	(198,970)
Total paid	(448,797)	(415,604)	(431,570)
Acquired outstanding loss and loss adjustment reserve	—	10,311	2,504
Net balance at end of year	308,413	295,086	297,693
Plus reinsurance recoverables at end of year	950,828	991,447	920,719
Gross balance at end of year	$1,259,241	$1,286,533	$1,218,412

For the years ended December 31, 2013, 2012 and 2013, our gross reserves for loss and LAE were $1,259.2 million, $1,286.5 million and $1,218.4 million, respectively, of which our case reserves and our reserves for estimated losses that have been incurred but not reported (IBNR) were broken down as follows:

(amounts in thousands)	Years Ended December 31,
	2013	2012	2011
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$342,254	$353,351	$324,931
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, gross of related reinsurance recoverable*	916,987	933,182	893,481
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,259,241	$1,286,533	$1,218,412

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$163,844	$165,625	$167,426
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, net of related reinsurance recoverable	144,569	129,461	130,267
Unpaid losses and LAE, net of related reinsurance recoverable	$308,413	$295,086	$297,693

* Includes total reinsurance recoverables on unpaid losses as respects business subject to the Michigan Catastrophic Claims Association ("MCCA") and the North Carolina Reinsurance Facility ("NCRF"). For additional information regarding reinsurance recoverables on unpaid losses from MCCA and NCRF, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reinsurance".
Prior Year Loss Development
Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development or reserve releases.
The table below shows the net loss development for business written for each period presented. The table reflects the changes in our loss and LAE reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a general accepted accounting principles (“GAAP”) basis.
The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The next section of the table shows, by year, the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year.
The “cumulative redundancy (deficiency)” represents, as of December 31, 2013, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy or favorable development means that the original estimate was higher than the current estimate. A deficiency or unfavorable development means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

(amounts in thousands)	Period from March 1, 2010 (Inception) to December 31,	Years Ended December 31,
Gross Basis	2010	2011	2012	2013
Gross of Reinsurance Loss and LAE Reserve
As Originally Estimated	$1,081,630	$1,218,412	$1,286,533	$1,259,241
Liability re-estimated as of:
One year later	$1,190,512	$1,236,164	$1,284,001
Two years later	$1,272,311	$1,211,144
Three years later	$1,227,800
Four years later
Cumulative deficiency (redundancy)	$146,170	$(7,268)	$(2,532)
Cumulative amount paid as of:
One year later	$324,931	$298,463	$386,048
Two years later	$463,252	$460,278
Three years later	$539,092
Four years later
Re-estimated Liability as % of Original as of:
One year later	110.1%	101.5%	99.8%
Two years later	117.6%	99.4%
Three years later	113.5%
Four years later
Cumulative deficiency (redundancy) on gross reserve	13.5%	(0.6)%	(0.2)%
Loss and LAE cumulative paid as a percentage of Originally Estimated Liability
One year later	30.0%	24.5%	30.0%
Two years later	42.8%	37.8%
Three years later	49.8%
Four years later

(amounts in thousands)	Period from March 1, 2010 (Inception) to December 31,	Years Ended December 31,
Net Basis	2010	2011	2012	2013
Net of Reinsurance Loss and LAE Reserve
As Originally Estimated	$386,607	$297,693	$295,086	$308,413
Net Liability re-estimated as of:
One year later	$364,678	$298,991	$301,171
Two years later	$396,514	$305,447
Three years later	$384,464
Four years later
Cumulative deficiency (redundancy)	$(2,143)	$7,754	$6,085
Cumulative amount paid as of:
One year later	$198,970	$136,447	$182,890
Two years later	$277,463	$231,703
Three years later	$326,373
Four years later
Re-estimated Liability as % of Original as of:
One year later	94.3%	100.4%	102.1%
Two years later	102.6%	102.6%
Three years later	99.4%
Four years later
Cumulative deficiency (redundancy) on net reserve	(0.6)%	2.6%	2.1%
Loss and LAE cumulative paid as a percentage of Originally Estimated Liability
One year later	51.5%	45.8%	62.0%
Two years later	71.8%	77.8%
Three years later	84.4%
Four years later

Revisions to reserve estimates are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In 2010, we started development on our new P&C policy administration system named “NPS.” On a limited basis, we launched NPS in January 2011 and as of February 2014, all of our P&C policies are administered on the system. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This new system will allow us to reduce cost by eliminating our three costly legacy mainframe based systems and will allow for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. We have integrated our new policy administration system across all lines of our P&C business, substantially retired the three legacy systems and have significantly incorporated our RAD 5.0 underwriting pricing tool into this system. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

RAD 5.0 is an underwriting pricing tool that more accurately prices specific risk exposures to assist us in profitably underwriting our P&C products. Our RAD 5.0 technology offers significant advantages over our current underwriting pricing system by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. The RAD 5.0 underwriting pricing tool facilitates better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. See “-P&C Segment-Underwriting, Pricing and Risk Management, and Actuarial Capabilities.”

Consistent with our niche, technology-driven focus, we have recently entered into an arrangement with a managing general agency that has developed advanced vehicle telematics technology that monitors miles driven and other driver behavior, enabling us to leverage this technology to offer lower cost, low mileage products with less exposure.

Regulation
General
We are subject to extensive regulation in the United States and to a lesser extent in Bermuda, Luxembourg and Sweden. We have 11 operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Company, Integon Indemnity Corporation, Integon National Insurance Company ("Integon National"), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc. and National Health Insurance Company.
State Insurance Regulation
Insurance companies are subject to regulation and supervision by the department of insurance in the jurisdiction in which they are domiciled and, to a lesser extent, other jurisdictions in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers, including, among other things, the power to (a) grant and revoke licenses to transact business, including individual lines of authority, (b) set the standards of solvency to be met and maintained, (c) determine the nature of, and limitations on, investments and dividends, (d) approve policy rules, rates and forms prior to issuance, (e) regulate and conduct specific examinations regarding marketing, unfair trade, claims and fraud prevention and investigation practices, and (f) conduct periodic comprehensive examinations of the financial condition of insurance companies domiciled in their state. In particular, commercial policy rates and forms are closely regulated in all states.
Financial Oversight
Reporting Requirements
Our insurance subsidiaries are required to file detailed financial statements prepared in accordance with statutory accounting principles and other reports with the departments of insurance in all states in which they are licensed to transact business. These reports include details concerning claims reserves held by the insurer, specific investments held by the insurer, and numerous other disclosures about the insurer’s financial condition and operations. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

Investments
State insurance laws and insurance departments also regulate investments that insurers are permitted to make. Limitations are placed on the amounts an insurer may invest in a particular issuer, as well as the aggregate amount an insurer may invest in certain types of investments. Certain investments (such as real estate) are prohibited by certain jurisdictions.
Each of our domiciliary states (North Carolina, Missouri, Michigan, and Texas) has its own regulations and limitations on the amounts an insurer may invest in a particular issuer and the aggregate amount an insurer may invest in certain types of investments. In general, investments may not exceed a certain percentage of surplus, admitted assets or total investments. For example, the investments of Integon National, domiciled in North Carolina, in stocks shall not exceed twenty-five percent of Integon National’s admitted assets and the stock of any one corporation may not exceed three percent of their admitted assets. To ensure compliance in each state, we review our investment portfolio quarterly based on each states regulations and limitations.
State Insurance Department Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC"). A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time.
The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company.
Risk-Based Capital Regulations
Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2013.
Insurance Regulatory Information System Ratios
The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures.
In 2013, two of our insurance subsidiaries had more than two ratios departing from the usual range of values. Integon National had five ratios with deviations primarily due to changes in the structure of the intercompany reinsurance program during prior years. National Health Insurance Company had six ratios with deviations as a result of new reinsurance programs and changes in invested assets. All of the remaining insurance subsidiaries had two or less ratios outside of the usual ranges. The insurance subsidiaries will respond to these variances with no further inquiry expected from the NAIC. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Statutory Accounting Principles
Statutory accounting principles, or SAP, is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
Generally accepted accounting principles, or GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.
Some principal differences in SAP as compared to GAAP that relate to our operations are as follows:

(a)
Admitted assets - the term admitted assets means the assets are stated at values that are permitted by the insurance departments of the states of domicile. The increase or decrease in non-admitted assets is charged directly to unassigned surplus. Under GAAP, the assets would be included in the balance sheet, net of any valuation allowances.

(b)
Investments - are valued in accordance with the laws of the States of Domicile and the valuations prescribed by the Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (NAIC). Market values of certain investments in bonds are based on values specified by the NAIC rather than on actual or estimated fair values under GAAP.

(c)	Policy acquisition costs - costs of acquiring and renewing business are expensed when incurred under SAP rather than capitalized and amortized over the terms of the related policies under GAAP.

(d)
Reinsurance - commissions and allowances on reinsurance ceded are recognized in operations when incurred under SAP, to the extent the amount does not exceed actual acquisition costs, rather than being deferred and amortized over the terms of the respective reinsurance agreements under GAAP. Reserves for losses and LAE and unearned premiums are reported net of the impact of reinsurance rather than reporting the gross amounts and recording assets for the amounts related to reinsurance ceded as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944.

(e)
Unauthorized reinsurance - SAP require a liability for unauthorized reinsurance to be recorded representing reinsurance recoverable on paid losses and LAE, unearned premiums and unpaid losses and LAE in excess of funds held, letters of credit and trust accounts on business reinsured with insurance companies not qualified to do business in the state of domicile. Changes in this liability are charged directly to unassigned surplus. Under GAAP, an allowance for amounts deemed uncollectible would be established through a charge to earnings.

(f)
Goodwill - under SAP, goodwill is calculated as the difference between the costs of acquiring the entity and the reporting entity’s share of the historical book value of the acquired entity. In addition, goodwill is subject to certain limitations and is amortized over 10 years or less, with a change to unrealized capital loss. Goodwill under GAAP is calculated as the difference between the cost of the acquiring the entity and fair value of the assets received and liabilities assumed and are not amortized.

(g)
Income Taxes - under SAP, deferred tax assets are specifically limited to (1) the amount of federal income taxes paid in prior years that can be recovered through loss carrybacks for existing temporary differences that reverse by the end of the subsequent calendar year, plus (2) the lesser of the remaining gross deferred tax assets expected to be realized within one year of the balance sheet date or 10% of capital and surplus excluding any net deferred tax assets, plus (3) the amount of remaining gross deferred tax assets that can be offset against existing gross deferred tax liabilities. The remaining deferred tax assets are non-admitted. The change in net admitted deferred income tax is credited or charged directly to surplus. Under GAAP, the amount is charged or credited to income tax expense.

(h)
Equalization reserve - Luxembourg domiciled insurance companies are allowed to record a catastrophe reserve in excess of required reserves determined by a formula based on the volatility of the business ceded to the company. Under U.S. GAAP this formula based catastrophe reserve is not recognized.

Credit for Reinsurance
State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. The Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer.

Holding Company Regulation
We qualify as a holding company system under state-enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance regulatory agency of its state of domicile and periodically furnish information concerning its operations and transactions, particularly with other companies within the holding company system that may materially affect its operations, management or financial condition.
Transactions with Affiliates
The insurance laws in most of those states provide that all transactions among members of an insurance holding company system must be fair and reasonable. These laws require disclosure of material transactions within the holding company system and, in some cases, prior notice of or approval for certain transactions, including, among other things, (a) the payment of certain dividends, (b) cost sharing agreements, (c) intercompany agency, service or management agreements, (d) acquisition or divestment of control of or merger with domestic insurers, (e) sales, purchases, exchanges, loans or extensions of credit, guarantees or investments if such transactions are equal to or exceed certain thresholds, and (f) reinsurance agreements. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.
Dividends
Our insurance subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. Also, most states restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. In addition, state insurance regulators may limit or restrict an insurance company’s ability to pay stockholder dividends or as a condition to issuance of a certificate of authority, as a condition to a change of control approval or for other regulatory reasons.
Enterprise Risk and Other New Developments
In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act and Regulation imposes more extensive informational requirements on an insurance holding company system in order to protect the licensed insurance companies from enterprise risk, including requiring it to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest in the domestic insurer to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner. To date, 23 states have adopted some or all of the changes in the Amended Model Act and Regulation, including California and Texas, where some of our insurance companies are domiciled or commercially domiciled. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments promptly.

Change of Control
State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, two of our insurance subsidiaries are currently deemed to be commercially domiciled in Florida and, as such, are subject to regulation by the Florida Office of Insurance Regulation (“OIR”). Florida insurance law prohibits any person from acquiring 5% or more of our outstanding voting securities or those of any of our insurance subsidiaries without the prior approval of the Florida OIR. However, a party may acquire less than 10% of our voting securities without prior approval if the party files a disclaimer of affiliation and control. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries or file appropriate disclaimers.
Any future transactions that would constitute a change of control, including a change of control of us and/or any of our domestic insurance subsidiaries, would generally require the party acquiring or divesting control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain other states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.
In addition, insurance laws in many states contain provisions that require pre- and post-notification to the insurance departments of a change of control of certain non-domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third-party administrators.
These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.
Market Conduct
Regulation of Insurance Rates and Approval of Policy Forms
The insurance laws of most states in which we conduct business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to the policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In other states, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, our ability to respond to market developments or increased costs in that state can be adversely affected.
Underwriting
The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives, or regulations that regulate or prohibit the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit information. The use of credit information continues to be a regulatory and legislative issue, and it is possible that the U.S. Congress or one or more states may enact further legislation affecting its use in underwriting and rating limitations on the ability to charge policy fees.

Unfair Claims Practices
Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include:

•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

•	failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under its policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to or knowledge or consent of the insured;

•	compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;

•	refusing to pay claims without conducting a reasonable investigation;

•	making claim payments to an insured without indicating the coverage under which each payment is being made;

•
delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contains substantially the same information;

•	failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.
Guaranty Fund Assessments
Most, if not all, of the states where we are licensed to transact business require that property and casualty insurers doing business within the state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by the member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on their financial positions or results of their operations. As of December 31, 2013, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the voluntary market. Many of the other states in which we conduct business offer programs similar to that of California.

Restrictions on Withdrawal, Cancellation, and Nonrenewal

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove any proposed plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of our insurance subsidiaries to exit unprofitable markets.

Required Licensing
Our insurance subsidiaries operate under licenses issued by the department of insurance in the states in which they sell insurance. If a regulatory authority denies or delays granting a new license, our ability to offer new insurance products in that market may be substantially impaired. In addition, if the department of insurance in any state in which one of our insurance subsidiaries currently operates suspends, non-renews, or revokes an existing license, we would not be able to offer affected products in the state.
In addition, insurance agencies, producers, third-party administrators, claims adjusters and service contract providers and administrators are subject to licensing requirements and regulation by insurance regulators in various states in which they conduct business. Certain of our subsidiaries engage in these functions and are subject to licensing requirements and regulation by insurance regulators in various states.
Federal and State Legislative and Regulatory Changes
From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.
On July 21, 2010, the President signed into law the Dodd-Frank Act that established a Federal Insurance Office ("FIO") within the U.S. Department of the Treasury. The Federal Insurance Office initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. On December 12, 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities.
In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.
The Dodd-Frank Act also incorporates the NRRA, which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.
As noted above, new guidance and regulations continue to be issued under PPACA. If we are unable to adapt our A&H business to current and/or future requirements of PPACA, or if significant uncertainty continues with respect to implementation of PPACA, our A&H business could be materially adversely affected. Furthermore, should Congress extend the scope of PPACA to include some or all of our current and proposed A&H products, such a development could have a material adverse effect on our A&H business.

Other possible federal regulatory developments include the introduction of legislation in Congress that would repeal the McCarran-Ferguson Act antitrust exemption for the insurance industry. The antitrust exemption allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data were removed, the predictability of future loss costs and the reliability of pricing could be undermined.
Privacy Regulations
In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, states have implemented additional regulations to address privacy issues. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information.
Telephone Sales Regulations
The United States Congress, the Federal Communications Commission and various states have promulgated and enacted rules and laws that govern telephone solicitations. There are numerous state statutes and regulations governing telephone sales activities that do or may apply to our operations, including the operations of our call center insurance agencies. For example, some states place restrictions on the methods and timing of calls and require that certain mandatory disclosures be made during the course of a telephone sales call. Federal and state “Do Not Call” regulations must be followed for us to engage in telephone sales activities.

Offices

Our principal executive offices are located at 59 Maiden Lane, 38th Floor, New York New York 10038, and our telephone number at that location is (212) 380-9500. Our website is www.nationalgeneral.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into the Annual Report on Form 10-K.
Employees
As of December 31, 2013, we employed approximately 2,029 persons, including part-time employees, none of whom are covered by collective bargaining arrangements.

Emerging Growth Company
As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, commonly known as the JOBS Act. An emerging growth company may take advantage of specified reduced disclosure obligations and reductions in other requirements that are otherwise applicable generally to public companies. We do not intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies, except that we will not provide otherwise required financial disclosures for any period prior to the earliest audited period we presented in our initial Registration Statement on Form S-1. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our capital stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. For the year ended December 31, 2013, we reported approximately $932 million in total revenue. If we exceed $1.0 billion in revenue for the year ended December 31, 2014, we would cease to be an emerging growth company beginning in 2015.
Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we have chosen to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly reporting companies which are not emerging growth companies. Section 107 provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports as required by the U.S. Securities and Exchange Commission (the “SEC”). You may read or obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. Our internet website address is www.nationalgeneral.com. You can also obtain on our website’s Investor Relations page, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.

Also available at the “Corporate Governance” section of the Investor Relations page of our website, free of charge, are copies of our Code of Business Conduct and Ethics, and the charters for our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies of our Code of Business Conduct and Ethics, and Charters are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office. We intend to disclose on our website any amendment to, or waiver of, any provision of our Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Note on Forward-Looking Statements.”
Risks Relating to Our Business
If we are unable to accurately underwrite risks and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations may be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, LAE and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would negatively affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.
Pricing involves the acquisition and analysis of historical loss data, and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we:

•	collect and properly analyze a substantial volume of data from our insureds;

•	develop, test and apply appropriate actuarial projections and rating formulas;

•	closely monitor and timely recognize changes in trends; and

•	project both frequency and severity of our insureds’ losses with reasonable accuracy.
We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:

•	insufficient or unreliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	unexpected escalation in the costs of ongoing medical treatment;

•	our failure to accurately estimate investment yields and the duration of our liability for loss and LAE; and

•	unanticipated court decisions, legislation or regulatory action.

If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected.
Our financial statements include loss reserves, which represent our best estimate of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing insurance loss reserves.
As a result of these uncertainties, the ultimate paid loss and LAE may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. To the extent that loss and LAE exceed our estimates, we will be required to immediately recognize the unfavorable development and increase loss reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a materially adverse effect on our business, financial condition and results of operations.
In 2013, we transitioned our advertising and marketing to our new brand name, “National General Insurance” from our prior name “GMAC Insurance.”
Since we acquired our P&C business from GMAC in March 2010, we marketed many of our products and services using the “GMAC Insurance” brand name and logo. During 2013 we decided to transition to our new brand name “National General Insurance” and did not extend our license to use the “GMAC Insurance” brand. Effective July 1, 2013, we transitioned our marketing materials, operating materials and legal entity names containing “GMAC Insurance” to our new brand name, “National General.” We currently market under several of our own and our affinity partners’ brand names, and do not believe that brand name is a significant component in our customers’ decision to purchase insurance. Nonetheless, it is possible that our association with the “GMAC Insurance” brand may have provided us with some brand recognition among certain of our agents, affinity partners and insureds and this change could adversely affect our business, financial condition and results of operation.
Ongoing economic uncertainty could materially and adversely affect our business, our liquidity and financial condition.
Global economies and financial markets have experienced significant weakness and volatility since 2008, although the most extreme of these circumstances have abated since that time. Despite improved financial market performance since 2009, near-term U.S. economic prospects have only very gradually improved, with unemployment continuing at historically elevated levels. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits which have called into question the future of the common currency used across most of Europe. While immediate concerns regarding the prospects of the European common currency abated somewhat in the second half of 2012, these issues remain unresolved and may have an indirect and potentially significant impact on the U.S. economy, although these prospects are not clearly defined at this time. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, our prospects and competitor landscape could be materially and adversely affected.

Our business is dependent on the efforts of our executive officers and other personnel. If we are unsuccessful in our efforts to attract, train and retain qualified personnel, our business may be materially adversely affected.
Our success is dependent on the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with our independent agents. Our principal executive officers are Michael Karfunkel, our chairman and chief executive officer; Byron Storms, our P&C president; Michael Weiner, our chief financial officer; Barry Karfunkel, our executive vice president and chief marketing officer; Robert Karfunkel, our executive vice president - strategy and development; Thomas Newgarden, our chief product officer; and Michael Murphy, our executive vice president - A&H. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the specialty P&C and A&H sectors that we target. In addition, our business is also dependent on skilled underwriters and other skilled employees. We cannot assure you that we will be able to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff. We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but we may not be successful in such endeavors. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results. We do not currently maintain life insurance policies with respect to our executive officers or other employees.
Revenues and operating profits from our P&C segment depend on our production in several key states and adverse developments in these key states could have a material adverse effect on our business, financial condition and results of operations.
For the year ended December 31, 2013, our P&C segment derived 74.8% of its gross premium written from the following six states: North Carolina (27.0%); New York (13.8%); California (13.7%); Florida (7.3%); Virginia (6.4%) and Michigan (6.6%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse impact on our business, financial condition and results of operations.
If we cannot sustain our business relationships, including our relationships with independent agents and agencies, we may be unable to compete effectively and operate profitably.
We market our P&C segment products primarily through a network of over 19,000 independent agents. Our relationships with our agents are generally governed by agreements that may be terminated on short notice. Independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our ability to compete and remain profitable depends, in part, on our maintaining our business relationship with our independent agents and agencies, the marketing efforts of our independent agents and agencies and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our independent agents and agencies and their policyholders. Any failure on our part to be effective in any of these areas could have a material adverse effect on our business and results of operations.
Our affinity channel depends on a relatively small number of affinity partner relationships for a significant percentage of the net premium revenue that it generates, and the loss of one of these significant affinity partner relationships could have a material adverse effect on our business, financial condition and results of operations.
Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. See Item 1, “Business-P&C Segment-Distribution and Marketing-Affinity Distribution Channel.” Our top five affinity relationships collectively represent 79.0% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.
If we, together with our affiliates and the other third parties that we contract with, are unable to maintain our technology platform or our technology platform fails to operate properly, or meet the technological demands of our customers with respect to the products and services we offer, our business and financial performance could be significantly harmed.
In 2010, we engaged AmTrust to develop a new policy administration system to replace our three legacy mainframe systems. This system is now integrated across all lines of our P&C business. In addition, we recently developed our new RAD 5.0 underwriting pricing tool, which allows us to more accurately evaluate specific risk exposures in order to assist us in profitably underwriting our P&C products. However, we have not yet fully implemented our RAD 5.0 technology. There can be no assurance that the implementation of this tool will be completed successfully or within the time frame that we contemplate. Our inability to successfully complete its implementation could cause disruptions in our business and have a material adverse effect on our ability to conduct our business profitably.
If we are unable to properly maintain our policy administration system and the remainder of our technology systems or if our technology systems otherwise fail to perform in the manner we currently contemplate, our ability to effectively underwrite and issue policies, process claims and perform other business functions could be significantly impaired and our business and financial performance could be significantly harmed. In addition, the success of our business is dependent on our ability to resolve any issues identified with our technology arrangements during operations and make any necessary improvements in a timely manner. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements could have an adverse effect on our business. See Item 1, "Business-Technology".
Also, we use e-commerce and other technology to provide, expand and market our products and services. Accordingly, we believe that it will be essential to continue to invest resources in maintaining electronic connectivity with customers and, more generally, in e-commerce and technology. Our business may suffer if we do not maintain these arrangements or keep pace with the technological demands of customers.
If we experience security breaches or other disruptions involving our technology, our ability to conduct our business could be adversely affected, we could be liable to third parties and our reputation could suffer, which could have a material adverse effect on our business.
Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, for all our business operations, including underwriting and issuing policies, processing claims, providing customer service, complying with insurance regulatory requirements and performing actuarial and other analytical functions necessary for underwriting, pricing and product development. Our operations are dependent upon our ability to timely and efficiently maintain and improve our information and telecommunications systems and protect them from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. A shut-down of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions.
Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also assess and monitor the security measures of our third-party business partners, who in the provision of services to us are provided with or process information pertaining to our business or our customers. Despite these measures, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
We may not be able to successfully acquire or integrate additional businesses or manage the growth of our operations, which could make it difficult for us to compete and could adversely affect our profitability.
Since our formation in 2009, we have grown our business primarily through 10 acquisitions of insurance companies, agencies or books of business. Part of our growth strategy is to continue to grow our business through acquisitions. This strategy of growing through acquisitions subjects us to numerous risks, including risks associated with:

•	our ability to identify profitable geographic markets for entry;

•	our ability to identify potential acquisition targets and successfully acquire them on acceptable terms and in a timely manner;

•	our ability to integrate acquired businesses smoothly and efficiently;

•	our ability to achieve expected synergies, profitability and return on our investment;

•	the diversion of management’s attention from the day-to-day operations of our business;

•	our ability to attract and retain qualified personnel for expanded operations;

•	encountering unforeseen operating difficulties or incurring unforeseen costs and liabilities;

•	our ability to manage risks associated with entering into geographic and product markets with which we are less familiar;

•	our ability to obtain necessary regulatory approvals;

•	our ability to expand existing agency relationships; and

•	our ability to augment our financial, administrative and other operating systems to accommodate the growth of our business.
Due to any of the above risks, we cannot assure you that (i) we will be able to successfully identify and acquire additional businesses on acceptable terms or at all, (ii) we will be able to successfully integrate any business we acquire, (iii) we will be able effectively manage our growth or (iv) any new business that we acquire or enter into will be profitable. Our failure in any of these areas could have a material adverse effect on our business, financial condition and results of operations.
Recently we have diversified our insurance business by expanding into the A&H segment through six acquisitions. The A&H insurance business is a relatively new business for us, and we have a limited operating history in this market. As a result, the risks described above with respect to growing our business by expanding into new product markets are particularly relevant with respect to our A&H business. Our plans for our A&H segment include selling new accident and non-major medical health insurance products, and we have recently commenced sales of some of these products. Our inability to successfully implement our business plan for our A&H segment could have a material adverse effect on our financial condition and results of operations.
In addition, we have recently entered into an agreement to acquire the Tower Personal Lines Business, including certain of Tower’s domestic insurance companies, the Tower Personal Lines Business renewal rights, the systems, books and records required to effectively conduct the Tower Personal Lines Business as well as the right to offer employment to certain Tower employees engaged in the conduct of the Tower Personal Lines Business. Our inability to successfully integrate the Tower Personal Lines Business and related assets into our P&C business could have a material adverse effect on our financial condition and results of operations.
If our businesses, including businesses we have acquired, do not perform well, we may be required to recognize an impairment of our goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2013, we had $70.4 million of goodwill recorded on our balance sheet. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If we determine that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2013, we had $86.6 million aggregate amount of intangible assets, excluding goodwill, recorded on our balance sheet. Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of our intangible assets at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to net income. Such write downs could have a material adverse effect on our financial condition and results of operations.
Our relationship with AmTrust and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.
AmTrust is a publicly-traded insurance holding company controlled by Michael Karfunkel, Leah Karfunkel, as the sole trustee of the Karfunkel Trust, George Karfunkel, Michael Karfunkel’s brother, and Barry Zyskind. AmTrust beneficially owns or controls approximately 13.2% of our outstanding shares of common stock. Mr. Zyskind is the chief executive officer of AmTrust, the son-in-law of Mr. Karfunkel and is a member of our board of directors. Also, AmTrust (through a subsidiary) is a reinsurer under our quota share reinsurance treaty (“Personal Lines Quota Share”) pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. AmTrust currently receives 10% of such ceded premium and assumes 10% of the related losses solely with respect to policies in effect as of July 31, 2013.

We are party to a number of other arrangements with AmTrust and its affiliates, including, among others, an asset management agreement pursuant to which a subsidiary of AmTrust provides investment management services to us; a master services agreement pursuant to which AmTrust provides us and our affiliates with information technology development services in connection with the development and licensing of our policy administration system; a consulting and marketing agreement pursuant to which a subsidiary of AmTrust provides certain consulting and marketing services to promote our captive insurance program; joint investments in entities owning life settlement contracts; a joint investment in an entity owning an office building in Cleveland, Ohio; and an aircraft timeshare agreement with a subsidiary of AmTrust. Conflicts of interest could arise with respect to any of our contractual arrangements with AmTrust and its affiliates, as well as any other business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. AmTrust’s interests may be different from the interests of our company and the interests of our other stockholders.
Our relationship with Maiden and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.
Maiden Holdings, Ltd. ("Maiden") is a publicly-held Bermuda insurance holding company (NASDAQ: MHLD) of which Michael Karfunkel, our founder, major stockholder and chairman and chief executive officer, was a founding stockholder. As of December 31, 2013, Michael Karfunkel, Leah Karfunkel, as the sole trustee of the Karfunkel Trust, George Karfunkel and Barry Zyskind owned or controlled approximately 6.2%, 7.6%, 9.4% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly owned subsidiary of Maiden, is a Bermuda reinsurer.
Maiden Insurance was the primary reinsurer under the Personal Lines Quota Share pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) from our P&C business to our quota share reinsurers. Maiden Insurance currently receives 25% of the ceded premium and assumes 25% of the related losses solely with respect to policies in effect as of July 31, 2013. Conflicts of interest could arise with respect to matters relating to the Personal Lines Quota Share, as well as business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand.

Our relationship with ACP Re may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.
ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Trust. ACP Re is a reinsurer under the Personal Lines Quota Share pursuant to which we have historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. ACP Re currently receives 15% of the ceded premium and assumes 15% of the related losses under this agreement solely with respect to policies in effect as of July 31, 2013. We also provide management services to ACP Re pursuant to a services agreement we entered into effective November 1, 2012, and owe $18.7 million under an amended and restated note for that amount we issued to ACP Re effective February 20, 2013. In addition, we have entered into a stock and asset purchase agreement with ACP Re pursuant to which we agreed to acquire the renewal rights and assets of the personal lines insurance operations of Tower Group International, Ltd., following ACP Re’s acquisition of Tower. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand.
A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.
Rating agencies evaluate insurance companies based on their ability to pay claims. A.M. Best Company, Inc. has currently assigned our insurance subsidiaries a group rating of “A-” (Excellent), which is the fourth highest out of fifteen ratings. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.
There can be no assurances that our insurance subsidiaries will be able to maintain their current ratings or, in the case of NHIC, obtain a favorable rating. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies that might move to other companies with higher ratings. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best ratings.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2013, our investment in fixed-income securities was approximately $900.5 million, or 91.0% of our total investment portfolio, including cash and accrued interest. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to manage interest rate sensitivity effectively. Despite our efforts to maintain a high quality portfolio and manage the duration of the portfolio to reduce the effect of interest rate changes, a significant change in interest rates could have a material adverse effect on our financial condition and results of operations.

In addition, the performance of our investment portfolio generally is subject to other risks, including the following:

•	the risk of decrease in value due to a deterioration in the financial condition, operating performance or business prospects of one or more issuers of our fixed-income securities;

•	the risk that our portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries;

•	the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis; and

•	general movements in the values of securities markets.
If our investment portfolio were to suffer a substantial decrease in value due to market, sector or issuer-specific conditions, our liquidity, financial condition and results of operations could be materially adversely affected. A decrease in value of an insurance subsidiary’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business.
Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to satisfy our obligations.
We are a holding company and conduct our business operations through our various subsidiaries. Our principal sources of funds are dividends and other payments from our insurance subsidiaries, income from our investment portfolio and funds that may be raised from time to time in the capital markets. We will be largely dependent on amounts from our insurance subsidiaries to pay principal and interest on any indebtedness that we may incur, to pay holding company operating expenses, to make capital investments in our other subsidiaries and to pay dividends on our common stock. In addition, our credit agreement contains covenants that limit our ability to pay cash dividends to our stockholders under certain circumstances. See “-The covenants in our credit agreement limit our financial and operational flexibility, which could have an adverse effect on our financial condition.”
Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of ordinary dividends that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $61.1 million as of December 31, 2013, taking into account dividends paid in the prior twelve month period.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Our failure to meet these requirements could subject us to regulatory action.
The laws of the states of domicile of our insurance subsidiaries impose risk-based capital standards and other minimum capital and surplus requirements. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. See Item 1, “Business-Regulation-State Insurance Regulation-Financial Oversight-Risk-Based Capital Regulations.”
The insurance industry is subject to extensive regulation, which may affect our ability to execute our business plan and grow our business.
We are subject to comprehensive regulation and supervision by government agencies in each of the 6 states in which our insurance subsidiaries are domiciled or commercially domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success. Some of these regulations include:

•
Required Licensing. We operate under licenses issued by the insurance department in the states in which we sell insurance. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. In addition, if the insurance department in any state in which we currently operate suspends, non-renews, or revokes an existing license, we would not be able to offer affected products in that state.

•
Transactions Between Insurance Companies and Their Affiliates. Transactions between us or other of our affiliates and our insurance companies generally must be disclosed, and prior approval is required before any material or extraordinary transaction may be consummated. Approval may be refused or the time required to obtain approval may delay some transactions, which may adversely affect our ability to innovate or operate efficiently.

•
Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which we conduct business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to the policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable insurance department. In other states, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, our ability to respond to market developments or increased costs in that state could be adversely affected.

•
Restrictions on Cancellation, Non-Renewal or Withdrawal. Many of the states in which we operate have laws and regulations that limit our ability to exit a market. For example, some states limit a private passenger auto insurer’s ability to cancel and refuse to renew policies and some prohibit insurers from withdrawing one or more lines of insurance business from the state unless prior approval is received. In some states, these regulations extend to significant reductions in the amount of insurance written, not just to a complete withdrawal. Laws and regulations that limit our ability to cancel and refuse to renew policies in some states or locations and that subject withdrawal plans to prior approval requirements may restrict our ability to exit unprofitable markets, which may harm our business, financial condition and results of operations.

•	Other Regulations. We must also comply with regulations involving, among other matters:

•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting and rating policies;

•	limitations on the ability to charge policy fees;

•	limitations on types and amounts of investments;

•	restrictions on the payment of dividends by our insurance subsidiaries;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	reporting with respect to financial condition; and

•	periodic financial and market conduct examinations performed by state insurance department examiners.
The failure to comply with these laws and regulations may also result in regulatory actions, fines and penalties, and in extreme cases, revocation of our ability to do business in a particular jurisdiction. In the past we have been fined by state insurance departments for failing to comply with certain laws and regulations. In addition, we may face individual and class action lawsuits by insured and other parties for alleged violations of certain of these laws or regulations.
Our failure to accurately and timely pay claims could adversely affect our business, financial results and liquidity.
We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to material litigation, undermine our reputation in the marketplace and materially adversely affect our financial results and liquidity.
In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could lower our operating margins.
Regulation may become more extensive in the future, which may adversely affect our business, financial condition and results of operations.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus adversely affecting our business, financial condition and results of operations.
In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the P&C insurance business. However, The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The duties of the FIO include studying and reporting on how to modernize and improve the system of insurance regulation in the United States considering the ability of any federal regulation or a federal regulator to “provide robust consumer protection for policyholders” as well as “the potential consequences of subjecting insurers to a federal resolution authority.” On June 12, 2013, the FIO issued its annual report on the state of the insurance industry which outlines current industry issues, such as the impact of low interest rates, natural catastrophes, changing demographics in the United States and growth opportunities in emerging markets. The FIO stated that it expects to produce several additional reports this year, including a report on proposals to modernize and improve the system of insurance regulation in the United States. We cannot predict whether any of these proposals will be adopted, or what impact, if any, these proposals or, if enacted, these laws may have on our business, financial condition and results of operations. See Item 1, “Business-Regulation.”

Reform of the health insurance industry could materially reduce the profitability of our A&H segment.
In March 2010, President Obama signed PPACA into law. Provisions of PPACA and related reforms have and will continue to become effective at various dates over the next several years and will make significant changes to the U.S. health care system that are expected to significantly affect the health insurance industry. For more information on PPACA and its impact on our A&H segment, see Item 1, “Business-A&H Segment.”
We continue to review our product offerings and make changes to adapt to the new environment and the opportunities presented. However, we could be adversely affected if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our A&H products in the new environment. Uncertainty remains with respect to a number of provisions of PPACA, including the mechanics of the public and private exchanges required by PPACA, the application of PPACA’s requirements to various types of health insurance plans and the timing of the implementation of certain of PPACA’s requirements.
New guidance and regulations continue to be issued under PPACA and implementation dates for parts of PPACA have been adjusted and may continue to be adjusted. If we are unable to adapt our A&H business to current and/or future requirements of PPACA, or if significant uncertainty continues with respect to implementation of PPACA, our A&H business could be materially adversely affected. Furthermore, should Congress extend the scope of PPACA to include some or all of our current and proposed A&H products, such a development could have a material adverse effect on our A&H business.
Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds, and other mandatory pooling arrangements for insurers may reduce our profitability.
Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insured parties as the result of impaired or insolvent insurance companies. These losses are funded by assessments that are levied by state guaranty associations, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired or insolvent insurance companies are engaged. The assessments levied on us may increase as we increase our written premium. In addition, as a condition to the ability to conduct business in various states, our insurance subsidiaries must participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.
We will require additional capital in the future and such additional capital may not be available to us, or may only be available to us on unfavorable terms.
To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share effective August 1, 2013, the Cut-Through Reinsurance Agreement we have entered into and our expected acquisition of the Tower Personal Lines Business, we intend to raise substantial additional capital in the near term using a combination of debt and equity. Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations and initial capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth and reduce our assets. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders and in the amounts that we require, or at all. If we cannot obtain adequate capital, our business and financial condition could be adversely affected. Issuances of stock may result in dilution of our existing stockholders or a decrease in the per share price of our common stock.
In addition, the terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future.

The covenants in our credit agreement limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
Our credit agreement contains covenants that limit our ability, among other things, to borrow money, sell assets, merge or consolidate and make particular types of investments or other restricted payments, including the payment of cash dividends if an event of default has occurred and is continuing or if we are out of compliance with our financial covenants. These covenants could restrict our ability to achieve our business objectives, and therefore, could have an adverse effect on our financial condition. In addition, this agreement also requires us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit agreement could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend and/or issue letters of credit, any of which could have a material adverse effect on our liquidity, financial condition and business in general.
The consummation of the acquisition of the Tower Personal Lines Business will, absent a waiver or amendment, result in our being in violation of certain covenants in the credit agreement, including negative covenants limiting the amount of consideration we may spend on acquisitions in a fiscal year and limiting the creation or acquisition of subsidiaries. If we are unable to obtain relief from these covenants by an amendment to the credit agreement or a waiver from the lenders, the lenders under our credit agreement could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend and/or issue letters of credit, any of which could have a material adverse effect on our liquidity, financial condition and business in general.

Our operations and business activities outside of the United States are subject to a number of risks, which could have an adverse effect on our business, financial condition and results of operations.

We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden. In these jurisdictions, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

We may be subject to taxes on our Luxembourg affiliates’ equalization reserves.
In 2012, we formed a Luxembourg holding company and acquired a Luxembourg-domiciled reinsurance company. In connection with the acquisition, we acquired a licensed Luxembourg reinsurer together with its cash and associated equalization reserves. An “equalization reserve” is a compulsory volatility or catastrophe reserve in excess of ordinary reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators, which cap is reassessed every five years. At the time we acquired the Luxembourg reinsurer for a purchase price of approximately $125 million, it had cash of approximately $135 million, established equalization reserves of approximately $129.6 million, and was subject to an equalization reserve cap of approximately $211 million. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.
We have entered into a stop loss reinsurance agreement with the Luxembourg reinsurer under which we pay reinsurance premiums and cede losses and expenses in excess of the attachment point to the reinsurer. Provided that we are able to cede losses to the reinsurance company through this intercompany reinsurance agreement that are sufficient to utilize all of the reinsurance company’s equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance company. However, if the reinsurance company were to cease reinsuring business without exhausting the equalization reserves, it would recognize income in the amount of the unutilized equalization reserves that would be taxed by Luxembourg at a rate of approximately 30%. We must establish a deferred tax liability on our financial statements equal to approximately 30% of the unutilized equalization reserves. We adjust the deferred tax liability each reporting period based on premiums and investment income less losses and other expenses ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement. As of December 31, 2013, including a second Luxembourg-domiciled reinsurance company acquired prior to December 31, 2013, we had approximately $141.7 million of unutilized equalization reserves and an associated deferred tax liability of approximately $42.5 million. Under our business plan currently in effect, we expect that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreement will cause the equalization reserve to be fully utilized in three to five years at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of this intercompany reinsurance agreement are appropriately eliminated in consolidation.
A portion of our financial assets consists of life settlement contracts that are subject to certain risks.
As of December 31, 2013, we have a 50% ownership interest in entities that hold certain life settlement contracts (the “LSC Entities”), and the fair value of these contracts owned by the LSC Entities is $233.0 million, with our proportionate interest being $116.5 million.
Estimates of fair value of the life settlement contracts held by the LSC Entities are subjective and based upon estimates of, among other factors: (i) the life expectancy of the insured person, (ii) the projected premium payments on the contract, including projections of possible rate increases from the related insurance carrier, (iii) the projected costs of administration relating to the contract and (iv) the projected risk of non-payment, including the financial health of the related insurance carrier, the possibility of legal challenges from such insurance carrier or others and the possibility of regulatory changes that may affect payment. The actual value of any life settlement contract cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). A significant negative difference between the estimated fair value of a contract and actual death benefits received at maturity for any life settlement contract could adversely affect our financial condition and results of operations.
Some of the critical factors considered in determining the fair value of a life settlement contract are related to the discounted value of future cash flows from death benefits and the discounted value of future premiums due on the contract. If the rate used to discount the future death benefits or the future premiums changes, the value of the life settlement contract will also change. Generally, if discount rates increase, the fair value of a life settlement contract decreases. If a life settlement contract is sold or otherwise disposed of in the future under a relatively higher interest rate environment, the contract may have a lower value than the value it had when it was acquired.
The life expectancy of an insured under a life insurance policy is a key element in determining the anticipated cash flow associated with the policy and, ultimately, its value. For example, if an insured under a life insurance policy lives longer than estimated, premiums on that policy will be required to be paid for a longer period of time than anticipated (and in a greater total amount) in order to maintain the policy in force. Estimating life expectancies is inherently inexact and imprecise. Past mortality experience is not an accurate indicator of future mortality rates, and it is possible for insureds under life insurance policies to experience lower mortality rates in the future than those historically experienced by other persons having similar traits. The process of developing an estimate of life expectancy may include, but is not necessarily limited to, subjective interpretation of lifestyle, medical history, ancestry, educational background, improvements in mortality rates, wealth and access to and impact of changes in medical techniques. Subjective interpretation of these and other variables leads to vast complexities which ultimately present a degree of imprecision. In addition, the types of individuals who are insured under substantial life insurance policies may have longer life expectancies than the general population as a result of such factors as better access to medical care and healthier lifestyles. These factors may make it harder to correctly estimate their life expectancies.
Life expectancy providers have historically changed, and may in the future change, from time to time their respective underwriting methodologies in an effort to improve the precision of their life expectancy estimates. For example, certain changes effected by several leading life expectancy providers in 2008 and 2009 resulted in significantly longer life expectancies for many insureds under policies in the life settlement market, which led to a meaningful reduction in the fair value of those policies. Future changes by one or more life expectancy providers could similarly lengthen or shorten the life expectancy estimates of the insureds under life insurance policies in which the LSC Entities have an interest and significantly impact the market value and/or liquidity of the affected policies. Developments of this nature could have a material adverse effect on the value of our investment in the LSC Entities holding the life settlements contracts.
In addition, our results of operations and earnings may fluctuate depending on the number of life settlement contracts held by the LSC Entities in a given period and the fair value of those assets at the end of the applicable period. Any reduction in the fair value of these assets will impact our income in the period in which the reduction occurs and could adversely affect our financial results for that period.
Finally, the market for life settlement contracts is relatively illiquid when compared to that for other asset classes, and there is currently no established trading platform or market by which investors in the life settlement market buy and sell life settlement contracts. If any of the LSC Entities need to sell significant numbers of life settlement contracts in the secondary life settlement market, it is possible that the lack of liquidity at that time could make the sale of such life settlement contract difficult or impossible. Therefore, we bear the risks of any of the LSC Entities having to sell life settlement contracts at substantial discounts or not being able to sell life settlement contracts in a timely manner or at all which may result in a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Insurance Operations
The private passenger auto insurance industry and the A&H insurance industry are highly competitive, and we may not be able to compete effectively against larger companies.
The automobile insurance industry and the A&H insurance industry are highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, agent commissions, geographic coverage and financial strength ratings. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products than we offer. Many of our competitors invest heavily in advertising and marketing efforts and/or expanding their online service offerings. Many of these competitors have better brand recognition than we have and have a significantly larger market share that we do. As a result, these larger competitors may be better able to offer lower rates to consumers, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. Our ability to compete against these larger competitors depends on our ability to deliver superior service and maintain our relationships with independent agents and affinity groups.
We may undertake strategic marketing and operating initiatives to improve our competitive position and drive growth. If we are unable to successfully implement new strategic initiatives or if our marketing campaigns do not attract new customers, our competitive position may be harmed, which could adversely affect our business, financial condition and results of operations.
We write a significant amount of business in the sub-standard auto insurance market, which could make us more susceptible to unfavorable market conditions which have a disproportionate effect on that customer base.
Approximately 63% of our P&C premium currently is written in the sub-standard auto insurance market. As a result, adverse developments in the economic, competitive or regulatory environment affecting the sub-standard customer base or the sub-standard auto insurance industry in general may have a greater effect on us as compared to a more diversified auto insurance carrier with a larger percentage of its business in other types of auto insurance products. Adverse developments of this type may have a material adverse effect on our business.
We generate significant revenue from service fees generated from our P&C policyholders, which could be adversely affected by additional insurance or consumer protection regulation.
For the year ended December 31, 2013, we generated $82.8 million in service and fee revenue from our P&C policyholders, which included origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.
The rates we charge under the policies we write are subject to prior regulatory approval in most of the states in which we operate.
In most of the states in which we operate, we must obtain prior regulatory approval of insurance rates charged to our customers, including any increases in those rates. If we are unable to receive approval for the rate changes we request, or if such approval were delayed, our ability to operate our business in a profitable manner may be limited and our financial condition, results of operations, and liquidity may be adversely affected.
The property and casualty insurance industry is cyclical in nature, which may affect our overall financial performance.
Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is also dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. We cannot predict with certainty the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control. These cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may adversely affect our business.

Catastrophic losses or the frequency of smaller insured losses may exceed our expectations as well as the limits of our reinsurance, which could adversely affect our financial condition and results of operations.
Our auto insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. For example, as of December 31, 2013, we recorded $7.1 million in loss and LAE attributable to Hurricane Sandy. The incidence and severity of such events are inherently unpredictable, and our losses from catastrophes could be substantial.
Longer-term weather trends are changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that may be associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain and snow. Climate change could increase the frequency and severity of catastrophe losses we experience in both coastal and non-coastal areas.
In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we believe that our geographic and product mix creates limited exposure to catastrophic events and we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.
We rely on the use of credit scoring in pricing and underwriting our auto insurance policies and any legal or regulatory requirements which restrict our ability to access credit score information could decrease the accuracy of our pricing and underwriting process and thus lower our profitability.
We use credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for laws and regulations to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which we operate, could impact the integrity of our pricing and underwriting process, which could, in turn, adversely affect our business, financial condition and results of operations and make it harder for us to be profitable over time.
If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
As part of our overall risk and capacity management strategy, we purchase excess of loss catastrophic and casualty reinsurance for protection against catastrophic events and other large losses. Market conditions beyond our control, in terms of price and available capacity, may affect the amount of reinsurance we acquire and our profitability.
We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates. Increases in the cost of reinsurance would adversely affect our profitability. In addition, if we are unable to renew our expiring arrangements or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase, which would increase our costs, or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, which would reduce our revenues.

We have reduced our dependence on reinsurance and will retain a greater percentage of our premium writings, which increases our exposure to the underlying policy risks.
We have historically utilized reinsurance arrangements with other insurance carriers to be able to generate a larger premium volume, and larger resulting infrastructure, than otherwise would have been possible given our capital position. With the net proceeds from the private placement, we will retain more of our written business. Effective August 1, 2013, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We will continue to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies. The increase in the percentage of premium writings retained will provide us the opportunity to realize greater underwriting income and investment income from our premium writing base. However, it also increases the risks to our business through greater exposure to policy claims. In the event our actual product experience varies adversely from the assumptions we used to price our products, our increased exposure to the underlying policy risks could have a material adverse effect on our financial condition and results of operations.
We may not be able to recover amounts due from our reinsurers, which would adversely affect our financial condition.
Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2013, we had an aggregate amount of approximately $950.8 million of recoverables from third-party reinsurers for unpaid losses.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $530,000 in 2013. At December 31, 2013, the amount of reinsurance recoverable on unpaid losses from the NCRF and the MCCA was approximately $74.9 million and $694.9 million, respectively. In addition, at December 31, 2013, the amount of reinsurance recoverable on unpaid losses from Maiden Insurance, ACP Re, Technology Insurance and other reinsurers was approximately $88.1 million, $52.8 million, $35.2 million and $4.9 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”
The effects of emerging claim and coverage issues on our business are uncertain and negative developments in this area could have an adverse effect on our business.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of our liability under an insurance policy may not be known until many years after the policy is issued. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims than we anticipated when we wrote the underlying policy. Unexpected increases in our claim costs many years after policies are issued may also result in our inability to recover from certain of our reinsurers the full amount that they would otherwise owe us for such claims costs because certain of the reinsurance agreements covering our business include commutation clauses that permit the reinsurers to terminate their obligations by making a final payment to us based on an estimate of their remaining liabilities. In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend the statutes of limitations or otherwise repeal or weaken tort reforms could have an adverse impact on our business. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could be harmful to our business and have a material adverse effect on our results of operations.
The effects of litigation on our business are uncertain and could have an adverse effect on our business.
Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
Risks Related to an Investment in our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause volatility in the price of our shares of common stock.

Our common stock has recently been listed on the NASDAQ Global Market under the symbol “NGHC.” Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock. The market price for shares of our common stock may be subject to low volume and may be highly volatile and you may not be able to resell your shares of our common stock at or above the price you paid to purchase the shares or at all. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

•	our operating results in any future quarter not meeting or being anticipated not to meet the expectations of market analysts or investors;

•	reductions in our earnings estimates by us or market analysts;

•	publication of negative research or other unfavorable publicity or speculation in the press or investment community about our company, related companies or the insurance industry in general;

•	rising level of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;

•	the financial stability of our third-party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;

•	increases in interest rates causing investors to demand a higher yield or return on investment than an investment in our common stock may be projected to provide;

•	changes in market valuations of other insurance companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	additions or departures of key personnel;

•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;

•	changes in the economic or regulatory environment in the markets in which we operate;

•	changes in tax law; and

•	general market, economic and political conditions.
Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.
Michael Karfunkel, Leah Karfunkel, the wife of Michael Karfunkel and the sole trustee of the Karfunkel Trust, and AmTrust, collectively, beneficially own or control approximately 62.0% of our outstanding shares of common stock. As a result, these holders have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These individuals may have interests that are different from those of other stockholders.
In addition, we are a “controlled company” pursuant to NASDAQ Listing Rule 5615(c) because Michael Karfunkel, Leah Karfunkel, as sole trustee of the Karfunkel Trust, and AmTrust collectively own approximately 62.0% of our voting power. Our common stock is listed on the NASDAQ Global Market. Therefore, we are exempt from the NASDAQ listing requirements with respect to having a majority of the members of the board of directors be independent; having our Compensation Committee and Nominating and Corporate Governance Committee be composed solely of independent directors; the compensation of our executive officers determined by a majority of our independent directors or a Compensation Committee composed solely of independent directors; and director nominees being selected or recommended for selection, either by a majority of our independent directors or by a nominating committee composed solely of independent directors. We rely on these exemptions.
In addition, Michael Karfunkel, through entities that he controls, has entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, he may have interests that are different from, or are in addition to, his interest as a stockholder in our company. Such transactions may adversely affect our results or operations or financial condition. See the next two risk factors immediately following this risk factor.
Our officers, directors and principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction would benefit other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Michael Karfunkel, Leah Karfunkel and AmTrust. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.
In order to comply with the requirements of being a public company we are enhancing certain of our corporate processes, which require significant company resources and management attention.
As a newly public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“SOX”), periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the NASDAQ Global Market, which were not required to comply with as a private company. In order to comply with these laws, rules and regulations, we have to enhance certain of our corporate processes, which require us to incur significant legal, accounting and other expenses. These efforts also require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

We have made, and will continue to make, changes to our corporate governance standards, disclosure controls, financial reporting and accounting systems to meet our obligations as a public company. We cannot assure you that the changes we have made and will continue to make to satisfy our obligations as a public company will be successful, and any failure on our part to do so could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potential litigation.
Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on the Company’s stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our common stock prices.
Future sales and issuances of shares of our capital stock may depress our share price.
We may in the future issue our previously authorized and unissued securities. We have an authorized capitalization of 150 million shares of common stock and 10 million shares of preferred stock with such designations, preferences and rights as are contained in our charter or bylaws and as determined by our board of directors. Issuances of stock may result in dilution of our existing stockholders or a decrease in the per share price of our common stock. It is not possible to state the actual effect of the issuance of any shares of our preferred stock on the rights of holders of our common stock until our board of directors determines the specific rights attached to that class or series of preferred stock.
We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the price prospective buyers are willing to pay for our common stock. Sales of a substantial number of shares of our common stock by us or our principal stockholders, or the perception that such sales could occur, may adversely affect the price prospective buyers are willing to pay for our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate.
Applicable insurance laws may make it difficult to effect a change of control of our company.
State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, two of our insurance subsidiaries are currently deemed to be commercially domiciled in Florida and, as such, are subject to regulation by the Florida Office of Insurance Regulation (“OIR”). Florida insurance law prohibits any person from acquiring 5% or more of our outstanding voting securities or those of any of our insurance subsidiaries without the prior approval of the Florida OIR. However, a party may acquire less than 10% of our voting securities without prior approval if the party files a disclaimer of affiliation and control. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries or file appropriate disclaimers.
These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Future issuance of debt or preferred stock, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders, may adversely affect the market value of our common stock.
In the future, we may attempt to increase our capital resources by issuing debt or making additional offerings of equity securities, including bank debt, commercial paper, medium-term notes, senior or subordinated notes and classes of shares of preferred stock. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market value of our common stock and diluting their stockholdings in us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We lease an aggregate of approximately 625,500 square feet of office space in 12 locations. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 155,000 square feet.

Item 3. Legal Proceedings
We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

None.
PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of March 26, 2014 there were approximately 329 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. On March 26, 2014, the closing price per share for our common stock was $14.00.

Dividend Policy
Our board of directors declared a quarterly dividend of $0.01 per share for the third and fourth quarters of 2013. Our board of directors currently intends to continue to authorize the payment of a nominal quarterly cash dividend to our stockholders of record. Any declaration and payment of dividends by our board of directors will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal and regulatory requirements and other factors that our board of directors deems relevant.
National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to pay dividends to us. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of dividends that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $61.1 million as of December 31, 2013, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Recent Sales of Unregistered Securities
On June 6, 2013, we completed the sale of an aggregate of 21,850,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) for aggregate proceeds of approximately $229 million.  FBR Capital Markets & Co., or FBR, acted as the initial purchaser for the shares sold to investors pursuant to Rule 144A and Regulation S under the Securities Act, and as placement agent for the shares sold to accredited investors pursuant to Regulation D under the Securities Act. The shares of common stock were sold to investors at an offering price of $10.50 per share, except for 485,532 shares that were sold to FBR and an affiliate of FBR, which were sold at a price of $9.765 per share representing the offering price per share sold to other investors less the amount of the initial purchaser discount or placement agent fee per share in the private placement. After deducting aggregate placement fees and initial purchaser’s discounts of approximately $15 million and transaction expenses, we received net proceeds of approximately $213 million.
On February 19, 2014, we completed the sale of an aggregate of 13,570,000 shares of our common stock in a private placement exempt from registration under the Securities Act, for aggregate proceeds of approximately $190 million. In the private placement, FBR Capital Markets & Co. acted as the initial purchaser for the shares sold to investors pursuant to Rule 144A and Regulation S under the Securities Act, and as placement agent for the shares sold to accredited investors pursuant to Regulation D under the Securities Act. The shares of common stock were sold to investors at an offering price of $14.00 per share. After deducting aggregate placement fees and initial purchaser’s discounts of approximately $11.4 million, we received net proceeds of approximately $178.5 million.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,			Period from March 1, 2010 (Inception) to December 31,
	2013	2012	2011	2010
	(Amounts in Thousands, Except Percentages and per Share Data)
Selected Income Statement Data(1)
Gross premium written	$1,338,755	$1,351,925	$1,178,891	$911,991
Ceded premiums(2)	(659,439)	(719,431)	(640,655)	(463,422)
Net premium written	$679,316	$632,494	$538,236	$448,570
Change in unearned premium	8,750	(58,242)	(40,026)	112,347
Net earned premium	$688,066	$574,252	$498,210	$560,917
Ceding commission (primarily related parties)	87,100	89,360	77,475	49,656
Service and fee income	127,541	93,739	66,116	53,539
Net investment income	30,808	30,550	28,355	25,391
Net realized gain (loss) on investments	(1,669)	16,612	4,775	3,293
Bargain purchase gain and other revenues	16	3,728	—	33,238
Total revenues	$931,862	$808,241	$674,931	$726,034
Loss and LAE	462,124	402,686	340,152	370,313
Acquisition costs and other underwriting costs(3)	134,887	110,771	75,191	36,755
General and administrative(4)	280,552	246,644	208,939	176,428
Interest expense	2,042	1,787	1,994	1,795
Total expenses	$879,605	$761,888	$626,276	$585,291
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	$52,257	$46,353	$48,655	$140,743
Provision for income taxes	11,140	12,309	28,301	42,416
Income before equity in earnings (loss) of unconsolidated subsidiaries and non-controlling interest	$41,117	$34,044	$20,354	$98,327
Equity in earnings (loss) of unconsolidated subsidiaries	1,274	(1,338)	23,760	3,876
Net income	$42,391	$32,706	$44,114	$102,203
Non-controlling interest	(82)	—	(14)	—
Net income attributable to National General Holdings Corp.	$42,309	$32,706	$44,100	$102,203
Less: cumulative dividends on preferred shares	$(2,158)	$(4,674)	$(4,328)	$(3,537)
Net income attributable to National General Holdings Corp. common stockholders	$40,151	$28,032	$39,772	$98,666
Basic earnings per share(5)	$0.62	$0.62	$0.87	$2.17
Weighted average shares outstanding - basic	65,018	45,555	45,555	45,555
Diluted earnings per share	$0.59	$0.56	$0.75	$1.77
Weighted average shares outstanding - diluted	71,802	58,287	58,469	57,850
Insurance Ratios
Net loss ratio(6)	67.2%	70.1%	68.3%	66.0%
Net operating expense ratio (non-GAAP)(7)(8)	29.2%	30.4%	28.2%	19.6%
Net combined ratio (non-GAAP)(7)(9)	96.4%	100.5%	96.5%	85.6%

	As of December 31,
	2013	2012	2011	2010
	(Amounts in Thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$73,823	$39,937	$11,695	$8,275
Investments	$1,042,884	$951,928	$949,733	$874,910
Reinsurance recoverable	$950,828	$991,447	$920,719	$695,023
Premiums and other receivable, net	$449,252	$450,140	$387,558	$328,017
Goodwill and intangibles assets	$156,915	$112,935	$77,433	$79,481
Total assets	$2,837,515	$2,713,323	$2,524,891	$2,178,229
Reserves for loss and LAE	$1,259,241	$1,286,533	$1,218,412	$1,081,630
Unearned premiums	$476,232	$488,598	$449,598	$436,375
Deferred income tax liability	$24,476	$34,393	$17,262	$6,742
Notes payable	$81,142	$70,114	$85,550	$90,000
Common stock and additional paid in capital	$437,803	$158,470	$159,940	$212,214
Preferred Stock	$—	$53,054	$53,054	$53,054
Total equity	$642,867	$413,042	$361,596	$310,090

(1)	Results for a number of periods were affected by our various acquisitions from 2010 to 2013.

(2)
Premiums ceded to related parties were $501,067, $561,434, $491,689 and $246,909 for the years ended December 31, 2013, 2012, 2011 and the period from March 1, 2010 (inception) to December 31, 2010, respectively.

(3)
Acquisition and other underwriting costs include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expense which represents other costs that are directly attributable to insurance activities.

(4)
General and administrative expense is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

(5)	No effect is given to the dilutive effect of outstanding stock options during the relevant period.

(6)	Net loss ratio is calculated by dividing the loss and LAE by net earned premiums.

(7)
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition and other underwriting costs and general and administrative expense by ceding commission income and service and fee income. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition and other underwriting costs and general and administrative expense were offset by ceding commission income and service and fee income, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Consolidated Results of Operations”.

(8)
Net operating expense ratio (non-GAAP) is calculated by dividing the net operating expense by net earned premium. Net operating expense consists of the sum of acquisition and other underwriting costs and general and administrative expense less ceding commission income and service and fee income.

(9)	Net combined ratio (non-GAAP) is calculated by adding net loss ratio and net operating expense ratio (non-GAAP) together.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. See “Note on Forward-Looking Statements.”
Overview
We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide personal and commercial automobile insurance, supplemental health insurance products and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.
We manage our business through two segments: P&C and A&H. We transact business primarily through our eleven regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Company, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc. and National Health Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best.
The operating results of property and casualty insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our P&C insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. In addition, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather.

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio, including, for example, our consolidation of three legacy policy administration systems into one new system and the consolidation of certain operations to our new regional operations center in Cleveland, Ohio. See “Principal Revenue and Expense Items-Insurance Ratios.” For the year ended December 31, 2013, our operating leverage (the ratio of net premiums earned to average total stockholders’ equity) was 1.3x. Once we have fully deployed the additional capital from the private placements, we plan to target an operating leverage between 1.5x and 2.0x.
Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $30.8 million, $30.6 million and $28.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We held 6.6%, 4.0% and 1.2% of total invested assets in cash and cash equivalents as of December 31, 2013, 2012 and 2011, respectively.
Our most significant balance sheet liability is our reserves for loss and loss adjustment expenses (“LAE”). As of December 31, 2013 and 2012, our reserves, net of reinsurance recoverables, were $308.4 million and $295.1 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.
Reduction in Quota Share Reinsurance
Our net income reflects the fact that 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) have historically been ceded to our quota share reinsurers, reducing our retained underwriting income and investment income. With the net proceeds from the private placement, we will retain more of our written business. Effective August 1, 2013, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We will continue to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies. See “-Personal Lines Quota Share.” The increase in the percentage of premium writings retained will provide us the opportunity to realize greater underwriting income and investment income from our premium writing base. However, it also increases the risks to our business through greater exposure to policy claims. See Item 1A, “Risk Factors-Risks Relating to Our Insurance Operations-We have reduced our dependence on reinsurance and will retain a greater percentage of our premium writings, which increases our exposure to the underlying policy risks.”

Acquisitions
Since we acquired our P&C insurance business in 2010, we have entered into a renewal rights transaction and acquired another insurance company and an insurance agency. These additional operations have increased our presence in our target markets and broadened our distribution capabilities.

•
In July 2011, we acquired the renewal rights to a book of RV and trailer business (the “RV Business”) from American Modern Home Insurance Company and its affiliates. We also assumed 100% of the in-force RV Business, net of external reinsurance starting January 1, 2012. The primary states for this RV business are California, New Jersey, Texas, Florida, New York and North Carolina.

•
In September 2011, we completed our acquisition of Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina. Following a 2012 sale of AAIC to ACP Re, we continue to reinsure 100% of all existing and renewal private passenger auto insurance business of AAIC.

•
In November 2011, we acquired 70% of the equity interests of ClearSide General Insurance Services, LLC, a California-based general agency that specializes in personal and commercial property and casualty lines insurance products. In June 2012, we completed our acquisition of the remaining 30% of the equity interests of ClearSide General Insurance Services, LLC.

Principally through the following acquisitions that we recently completed in our A&H segment, we have built a platform to market our and other carriers’ A&H products. This platform consists of the following operations:

•
In November 2012, we acquired National Health Insurance Company (“NHIC”), a Texas-domiciled life and health insurer currently licensed in 48 states and the District of Columbia, to write our A&H risks. NHIC was established as a life and health insurer in 1979. We have filed and are in the process of receiving approvals for a significant number of our target A&H insurance products for individuals and groups, which include accident, limited medical/hospital indemnity, short-term medical, cancer/critical illness, stop loss, travel accident/trip cancellation and dental/vision coverages.

•
In February 2012, we acquired VelaPoint, LLC, a general agency that operates a call center with approximately 50 licensed agents selling a full range of supplemental medical insurance products, as well as individual major medical policies underwritten through a wide range of third-party insurance companies. For the year ended December 31, 2013, VelaPoint produced approximately $74 million in premium on behalf of third parties. We expect a significant percentage of VelaPoint’s sales of supplemental health products will transition to be written by NHIC.

•
In February 2012, we acquired America’s HealthCare Plan (“AHCP”), a managing general agent/program manager. AHCP works with over 8,000 independent agents and general agents across the country to provide an array of insurance products, including those offered by third-party insurers, and will serve as a significant method of distribution for NHIC’s products.

•
In September 2012, we acquired from the Coca-Cola Bottlers’ Association a health insurance administration company that administers specialty self-insurance arrangements, offering ERISA qualified self-insured plans to employers in affinity associations or trade groups and selling medical stop loss coverage to employers through captive insurers (collectively, the “TABS” companies). We believe the TABS companies, which wrote approximately $19 million in stop loss premium in 2013, have significant growth potential.

•
In January 2013, we assumed 100% of an in-force book of A&H business from Wesco Insurance Company, an affiliate of AmTrust. In connection therewith, we acquired certain operating assets and hired the related program development personnel who work with outside insurers and wholesalers/program managers to create programs for specialty A&H products like travel, student and international business.

•
In April 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EuroAccident”), a European group life and health insurance managing general agent. The agency distributes life and health insurance to groups as well as individuals. Distribution predominantly takes place through broker channels and affinity partners. For the year ended December 31, 2013, EuroAccident produced approximately $73 million in premium on behalf of third parties. We have received the necessary licenses and approvals to enable us to write these products on our own behalf through two European insurance companies.

On January 3, 2014, ACP Re, Ltd. (“ACP Re”), a Bermuda reinsurer that is a subsidiary of the Karfunkel Trust, entered into a merger agreement (the “Tower Merger Agreement”) with Tower Group International, Ltd. (“Tower”) pursuant to which ACP Re has agreed to acquire Tower for the price of $3.00 per share. The transactions contemplated by the Tower Merger Agreement are subject to certain regulatory and shareholder approvals.
Simultaneously with the execution of the Tower Merger Agreement, we entered into a stock and asset purchase agreement (“Personal Lines Purchase Agreement”) with ACP Re pursuant to which we agreed to acquire the renewal rights and assets of the personal lines insurance operations of Tower (“Tower Personal Lines Business”), subject to the consummation of the transactions contemplated by the Tower Merger Agreement. Under the Personal Lines Purchase Agreement, we expect to acquire the assets necessary to support the Tower Personal Lines Business, including certain of Tower’s domestic insurance companies, the Tower Personal Lines Business renewal rights, the systems, books and records required to effectively conduct the Tower Personal Lines Business as well as the right to offer employment to certain Tower employees engaged in the conduct of the Tower Personal Lines Business.
We expect to acquire these assets from ACP Re for cash in an amount equal to approximately $132 million. The acquired companies will be used to support the Tower Personal Lines Business and will contain cash and other assets in an amount equivalent to the purchase price. Through a reinsurance agreement that will be fully collateralized, ACP Re will retain and be liable for, and run off, all losses of the acquired companies occurring prior to January 1, 2014. The acquisition is expected to close in the summer of 2014, pending the receipt of regulatory approvals and closing of the transactions contemplated by the Tower Merger Agreement. There is no assurance that modifications to the terms of the transaction described will not need to be made in order to obtain regulatory approval.

In addition, Integon National Insurance Company, our wholly-owned subsidiary, has entered into a reinsurance agreement (the “Cut-Through Reinsurance Agreement”) with several Tower subsidiaries. Under the Cut-Through Reinsurance Agreement, Integon has reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business and has assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. The cut-through endorsement allows insureds to pursue claims directly against Integon if the ceding company becomes insolvent. The agreement is effective solely with respect to losses occurring on or after January 1, 2014 and has a duration of one year unless earlier terminated. We will pay a 20% ceding commission with respect to unearned premium assumed and a 22% ceding commission with respect to new and renewal business after January 1, 2014 and up to a 4% claims handling expense reimbursement to Tower on all Tower premium subject to the Cut-Through Reinsurance Agreement.
We believe our acquisition of the Tower Personal Lines Business will add increased product offerings to our customers, agents and brokers. We expect that this transaction will permit us to introduce homeowners and umbrella coverage into our product offerings, allow us to bundle these coverages with our existing auto business and make our product offerings even more competitive. In addition, we expect this transaction will also add geographic expansion to our auto business. We believe that the additional premium we expect to assume under the Cut-Through Reinsurance Agreement, together with the unearned premium reserves that we assume, will provide us with the opportunity to significantly increase our earned premiums over time.

To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share effective August 1, 2013, the Cut-Through Reinsurance Agreement we have entered into and our expected acquisition of the Tower Personal Lines Business, we intend to raise substantial additional capital in the near term using a combination of debt and equity.
Expectations Regarding Tower Transactions
Set forth below are certain of our expectations regarding the Tower personal lines transactions described above. We caution you that these expectations may not materialize and are not indicative of the actual results that we will achieve. Our expectations are based in large part on Tower’s historical financial performance as reported in its public SEC and statutory filings. We have assumed the accuracy of this information in setting our expectations. There can be no assurance that the future performance of the Tower Personal Lines Business will be comparable to its historical performance, or that our ability to manage the Tower Personal Lines Business will be comparable to Tower’s management of that business, or that our expectations as to the level and profitability of the Tower Personal Lines Business that we may have access to as a result of the Tower transactions will be realized. Many factors and future developments may cause our actual results to differ materially and significantly from the information set forth below. See Item 1A, “Risk Factors” and “Note on Forward-Looking Statements.”
As part of the Personal Lines Purchase Agreement, we anticipate that we will have access to approximately $650 million of potential annual managed gross premium that we expect will be generated by the Tower personal lines companies. We expect to earn service and fee income only (and not bear underwriting risk) on approximately one-third of these premiums by providing management and administration services to the issuing companies which are structured as reciprocal insurers, and we expect our insurance companies to insure approximately two-thirds of these premiums, and utilize quota share and catastrophe reinsurance to reduce our exposure. Excluding the impact of catastrophic losses, we expect to target a loss ratio on the premiums under the Personal Lines Purchase Agreement within an approximate range of between 50% and 60%. Of course, there can be no assurance that we will complete the Tower transactions in the manner currently planned or at all, or that the results of the Tower transactions will match our expectations as to premium volume, profitability or otherwise.
Principal Revenue and Expense Items
Gross premium written. Gross premium written represents premium from each insurance policy that we write, including as a servicing carrier for assigned risk plans, during a reporting period based on the effective date of the individual policy, prior to ceding reinsurance to third parties.
Net premium written. Net premium written is gross premium written less that portion of premium that we cede to third-party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.
Change in unearned premium. Change in unearned premium is the change in the balance of the portion of premium that we have written but have yet to earn during the relevant period because the policy is unexpired.
Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on October 1, 2012, we would earn half of the premium in the fourth quarter of 2012 and the other half in the first quarter of 2013.
Ceding commission income. Ceding commission income is a commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition and other underwriting expenses. The ceding commission ratio is equal to ceding commission income divided by net earned premium.
Service and fee income. We currently generate policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement, and non-sufficient fund check returns. These fees are generally designed to offset expenses incurred in the administration of our insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Non-sufficient fund fees are charged when the customer’s payment is returned by the financial institution.
All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is cancelled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. A non-sufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked.
We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies. We do not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.
Net investment income and realized gains and (losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed-maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed-maturity securities as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within other comprehensive income.
Bargain purchase gain. We record bargain purchase gain in an amount equal to the excess of fair value of acquired net assets over the fair value of consideration paid.
Loss and loss adjustment expenses. Loss and LAE represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle, and we revise our estimates as we receive additional information about the condition of claimants and the costs of their medical treatment. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.
Acquisition and other underwriting costs. Acquisition and other underwriting costs consist of policy acquisition and marketing expenses, salaries and benefits expenses. Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf and promotional fees directly attributable to our affinity relationships. Acquisition costs also include costs that are related to the successful acquisition of new or renewal insurance contracts including comprehensive loss underwriting exchange reports, motor vehicle reports, credit score checks, and policy issuance costs.
General and administrative expense. General and administrative expense is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.
Interest expense. Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rates.
Income tax expense. We incur federal, state and local income tax expenses as well as income tax expenses in certain foreign jurisdictions in which we operate.
Net operating expense. These expenses consist of the sum of general and administrative expense and acquisition and other underwriting costs less ceding commission income and service and fee income.

Underwriting income. Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes. Underwriting income is calculated as net earned premium plus ceding commission income and service and fee income less loss and LAE, acquisition and other underwriting costs, and general and administrative expense.
Equity in earnings (losses) from unconsolidated subsidiaries. This represents primarily our share in earnings or losses of our investment in three companies that own life settlement contracts, which includes the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. These unconsolidated subsidiaries determine the fair value of life settlement contracts based upon an estimate of the discounted cash flow of the anticipated death benefits incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy.

Insurance Ratios
Net loss ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of loss and LAE incurred to net earned premiums.
Net operating expense ratio (non-GAAP). The net operating expense ratio (non-GAAP) is one component of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of net operating expense to net earned premium.
Net combined ratio (non-GAAP). The net combined ratio (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net operating expense ratio (non-GAAP). If the net combined ratio (non-GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition and other underwriting costs and general and administrative expense by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition and other underwriting costs and general and administrative expense were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “-Results of Operations-Consolidated Results of Operations” below.

Personal Lines Quota Share
Effective March 1, 2010, Integon National entered into a 50% quota share reinsurance treaty (the “Personal Lines Quota Share”), pursuant to which Integon National ceded 50% of the gross premium written of its P&C business (excluding premium ceded to state-run reinsurance facilities) to a group of affiliated reinsurers consisting of a subsidiary of AmTrust, ACP Re and Maiden Insurance. Quota share reinsurance refers to reinsurance under which the insurer (the “ceding company,” which under the Personal Lines Quota Share is Integon National) transfers, or cedes, a fixed percentage of liabilities, premium and related losses for each policy covered on a pro rata basis in accordance with the terms and conditions of the relevant agreement. The reinsurer pays the ceding company a ceding commission on the premiums ceded to compensate the ceding company for various expenses, such as underwriting and policy acquisition expenses, that the ceding company incurs in connection with the ceded business.
The Personal Lines Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, receive 50% of our P&C gross premium written (excluding premium ceded to state-run reinsurance facilities) and assume 50% of the related losses and allocated LAE. The participation percentages are: Maiden Insurance, 25%; ACP Re, 15%; and AmTrust, 10%. The Personal Lines Quota Share had an initial term of three years and was renewed through March 1, 2016.
The Personal Lines Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by Integon National for inuring third-party reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share provides for the net settlement of claims and the provisional ceding commission on a quarterly basis during the month following the end of each quarter. The net payments are based on earned premiums less paid losses and LAE less the provisional ceding commission for the quarter. The adjustment to the provisional ceding commission is calculated at the end of, and with respect to, each calendar year during the term of the Quota Share (an “adjustment period”), with the final adjustment period following termination of the Quota Share ending at the end of the run-off period. The adjusted commission rate, which is calculated and reported by the reinsurers to the Company within 30 days after the end of each adjustment period, is calculated by first determining the “actual loss ratio” for the adjustment period, which loss ratio is calculated in the same manner as the net loss ratio as disclosed in this prospectus. The adjusted commission rate is set based on the actual loss ratio within a range between 30.0% and 34.5%, and varies inversely with a range of actual loss ratios between 60.0% and 64.5%, such that the adjusted commission rate will be higher than 32.0% if the actual loss ratio is lower than 62.5%, and lower than 32.0% if the actual loss ratio is higher than 62.5%, subject to the caps described above. The Company accrues any adjustments to the provisional ceding commission based on the loss experience of the ceded business on a quarterly basis. Remittance of any positive difference between the adjusted commission rate over the provisional ceding commission is paid by the reinsurer to the Company, and any negative difference is paid by the Company to the reinsurer within 12 months after the end of the final adjustment period (other than with respect to the initial year of the agreement with respect to which initial remittance was made 24 months after the end of the first adjustment period).
Effective August 1, 2013, as permitted by the Personal Lines Quota Share, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We will continue to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies. This retention of our P&C premium will provide us the opportunity to substantially increase our underwriting and investment income, while also increasing our exposure to losses. See Item 1A, “Risk Factors-Risks Relating to Our Insurance Operations-We have reduced our dependence on reinsurance and will retain a greater percentage of our premium writings, which increases our exposure to the underlying policy risks.”

Critical Accounting Policies
It is important to understand our accounting policies in order to understand our financial statements. These policies require us to make estimates and assumptions. Our management has reviewed our financial policies and results. These reviews affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex, and, consequently, actual results in future periods might differ significantly from these estimates.
We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third-party reinsurers, assessments, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, goodwill and other intangible assets.
The following is a description of our critical accounting policies.
Premium. We recognize premium earned on a pro rata basis over the terms of the policies, generally, periods of six or twelve months. Unearned premium represents the portion of premiums written applicable to the unexpired terms of the policies. Net premium receivables represent premium written and not yet collected, net of an allowance for uncollectible premium. We regularly evaluate premium and other receivables and adjust for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made.
Service and fee income. We currently generate policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement, and non-sufficient fund check returns. These fees are generally designed to offset expenses incurred in the administration of our insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Non-sufficient fund fees are charged when the customer’s payment is returned by the financial institution.
All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is cancelled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. A non-sufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked.
We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies. We do not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.
Reserves for loss and loss adjustment expenses. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances.
Loss reserves include statistical reserves and case estimates for individual claims that have been reported and estimates for claims that have been incurred but not reported at the balance sheet date as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Estimates are based upon past loss experience modified for current trends as well as economic, legal and social conditions. Loss reserves, except life reserves, are not discounted to present value, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income.
In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates. On a quarterly basis, we review our reserves for loss and loss adjustment expenses to determine whether further adjustments are required. Any resulting adjustments are included in the current period’s results. Additional information regarding the judgments and uncertainties surrounding our estimated reserves for loss and loss adjustment expenses can be found in Item 1, “Business-Loss Reserves.”
Reinsurance. We account for reinsurance premiums, losses and LAE ceded to other companies on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Ceding commission is a commission we receive based on the earned premium ceded to third party reinsurers to reimburse us for our unallocated LAE and other operating expenses. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured. In connection with the Personal Lines Quota Share, the amount we received is based on a contractual formula contained in the reinsurance agreements and is based on the ceded losses as a percentage of ceded premium. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract under deposit accounting.
Deferred policy acquisition costs. Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that vary and are directly related to the successful acquisition of insurance policies. These costs are deferred and amortized to the extent recoverable over the policy period in which the related premiums are earned. We may consider anticipated investment income in determining the recoverability of these costs. Management believes that these costs are recoverable in the near term. If management determined that these costs were not recoverable, then we could not continue to record deferred acquisition costs as an asset and would be required to establish a liability for a premium deficiency reserve.
Assessments related to insurance premiums. We are subject to a variety of insurance-related assessments, such as assessments by state guaranty funds used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. These assessments are accrued in the period in which they have been incurred. We use estimated assessment rates in determining the appropriate assessment expense and accrual. We use estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines.
Unearned premium reserves. Unearned premium reserves represent the portion of premiums written applicable to the unexpired terms of the policies. Net premium receivables represent premiums written and not yet collected, net of an allowance for uncollectible premiums.
Cash and cash equivalents. Cash and cash equivalents are presented at cost, which approximates fair value. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash balances at several financial institutions. The Federal Deposit Insurance Corporation secures accounts up to $250,000 at these institutions. Management monitors balances in excess of insured limits and believes these balances do not represent a significant credit risk to us.
Investments. We account for investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities”, which requires that fixed-maturity and equity securities that have readily determinable fair values be segregated into categories based upon our intention for those securities. Except for our equity investments in unconsolidated subsidiaries, we have classified our investments as available-for-sale and may sell our available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of other comprehensive income in the consolidated statement of comprehensive income.
Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.
We use a set of quantitative and qualitative criteria to evaluate the necessity of recording impairment losses for other-than-temporary declines in fair value. These criteria include:

•	the current fair value compared to amortized cost;

•	the length of time that the security’s fair value has been below its amortized cost;

•	specific credit issues related to the issuer such as changes in credit rating or non-payment of scheduled interest payments;

•	whether management intends to sell the security and, if not, whether it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	the occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation or the issuer seeking protection under bankruptcy laws; and

•
other items, including management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other than temporary. We immediately write down investments that we consider to be impaired based on the foregoing criteria collectively.
In the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an other-than-temporary impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive income or loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

Our investments include the following: short-term investments; fixed-maturity and equity securities; mortgage-backed securities; limited partnership interests; securities sold under agreements to repurchase (repurchase agreements); securities purchased under agreements to resell (reverse repurchase agreements); and securities sold but not yet purchased.
Repurchase and reverse repurchase agreements are used to earn spread income, borrow funds, or to facilitate trading activities. Securities repurchase and resale agreements are generally short-term, and therefore, the carrying amounts of these instruments approximate fair value.
Equity investments in unconsolidated subsidiaries. We use the equity method of accounting for investments in subsidiaries in which our ownership interest enables us to influence operating or financial decisions of the subsidiary, but our interest does not require consolidation. In applying the equity method, we record our investment at cost, and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. Our proportionate share of net income is reported in our consolidated statement of income.
Goodwill and intangible assets. We account for goodwill and intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of income.
Use of estimates and assumptions. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our principal estimates include unpaid losses and LAE reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible premiums; the valuation of intangibles and the determination of goodwill; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at acquisition date is amortized ratably over the estimated payout period of the acquired loss and LAE reserves. We assign fair values to intangible assets acquired based on valuation techniques including the income and market approaches. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. We expense costs associated with the acquisition of a business in the period incurred.
Fair value of financial instruments. Our estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, “Fair Value Measurements and Disclosures.” The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. Additionally, valuation of fixed-maturity investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments approximate their carrying values.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.
ASC 820 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:
Level 1-Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.
Level 2-Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.
Level 3-Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.
The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. To date, we have only included U.S. Treasury and Federal Agency fixed maturity instruments as Level 1. The Company receives the quoted market prices from third party, nationally recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes the pricing service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. The pricing service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the pricing service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The market inputs that the pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.
The Company typically utilizes the fair values received from the pricing service. If quoted market prices and an estimate from the pricing service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. In the past we have not adjusted any pricing provided by the pricing services based on the review performed by our investment managers.
To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the pricing service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing, as appropriate, of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices.
The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2013:
Equity securities - For publicly traded common and preferred stocks, we received prices from a nationally recognized pricing service that were based on observable market transactions and included these estimates in the amount disclosed in

Level 1. When current market quotes in active markets were unavailable for certain non-redeemable preferred stocks, we received an estimate of fair value from the pricing service that provided fair value estimates for our fixed-maturity securities because the pricing service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed-maturity securities. We include the estimate of the fair value of the non-redeemable preferred stock in the amount disclosed in Level 2 of the fair value hierarchy.
U.S. Treasury and federal agencies - These investments are composed primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government and agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government and agency securities are included in Level 1 of the fair value hierarchy.
State and political subdivision bonds - These investments are composed of bonds and auction rate securities issued by U.S. state and municipal entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, these are classified within Level 2 of the fair value hierarchy. Municipal auction rate securities are reported in our consolidated balance sheets at cost, which approximates their fair value.
Corporate bonds - These investments are composed of bonds issued by corporations and are generally priced by pricing services. The fair values of short-term corporate bonds are priced, by the pricing services, using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in Level 2 of the fair value hierarchy.
Mortgage-backed securities - These securities are composed of commercial and residential mortgage-backed securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment spreads, yield curves and credit spreads to the valuation. As the significant inputs used to price these securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
Premiums and other receivables - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short-term nature of these assets.
Notes payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model.
Stock compensation expense. We recognize compensation expense for our share-based awards over the estimated vesting period based on estimated grant date fair value. Share-based payments include stock option grants under our 2010 Equity Incentive Plan and our 2013 Equity Incentive Plan.
Earnings per share. Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding. Dilutive earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period adjusted for the dilutive impact of share options and convertible preferred stock using the treasury stock method.
Income taxes. We join our subsidiaries in the filing of a consolidated federal income tax return and are party to federal income tax allocation agreements. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.
Deferred income taxes reflect the impact of “temporary differences” between the amount of our assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and LAE reserve discounting, policy acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on marketable equity securities. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income and primarily unrealized investment gains and losses, directly to other comprehensive income. We include changes in deferred income tax assets and liabilities as a component of income tax expense.
In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.
We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. Our policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. We file our consolidated tax returns as prescribed by the tax laws of the jurisdictions in which we and our subsidiaries operate.

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross premiums written	$1,338,755	$1,351,925	$1,178,891
Ceded premiums (related parties - $501,067, $561,434, $491,689)	(659,439)	(719,431)	(640,655)
Net written premium	$679,316	$632,494	$538,236
Change in unearned premiums	8,750	(58,242)	(40,026)
Net earned premium	$688,066	$574,252	$498,210
Ceding Commission Income (primarily related parties)	87,100	89,360	77,475
Service, Fees and Other Income	127,541	93,739	66,116
Underwriting expenses:
Loss and LAE	462,124	402,686	340,152
Acquisition costs and other	134,887	110,771	75,191
General and administrative	280,552	246,644	208,939
Total underwriting expenses	$877,563	$760,101	$624,282
Underwriting income	$25,144	$(2,750)	$17,519
Net investment income	30,808	30,550	28,355
Net realized gains (losses) on investments	(1,669)	16,612	4,775
Bargain purchase gain and other revenue	16	3,728	—
Equity in earnings (losses) of unconsolidated subsidiaries	1,274	(1,338)	23,760
Interest expense	(2,042)	(1,787)	(1,994)
Income Before Provision for Income Taxes	$53,531	$45,015	$72,415
Provision for income taxes	11,140	12,309	28,301
Net income	$42,391	$32,706	$44,114
Net income attributable to NCI	(82)	—	(14)
Net income attributable NGHC	$42,309	$32,706	$44,100
Net loss ratio	67.2%	70.1%	68.3%
Net operating expense ratio (non-GAAP)	29.2%	30.4%	28.2%
Net combined ratio (non-GAAP)	96.4%	100.5%	96.5%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2013	2012	2011
	(Amounts in Thousands)
Total expenses	$879,605	$761,888	$626,276
Less: Loss and loss adjustment expense	462,124	402,686	340,152
Less: Interest expense	2,042	1,787	1,994
Less: Ceding Commission Income	87,100	89,360	77,475
Less: Service, Fees and Other Income	127,541	93,739	66,116
Net operating expense	$200,798	$174,316	$140,539
Net earned premium	$688,066	$574,252	$498,210
Net operating expense ratio (non-GAAP)	29.2%	30.4%	28.2%

During 2011, we expanded into a number of states beyond the states where our core P&C business operated (the “P&C Non-Core States”). This expansion significantly increased premium in 2012 but also reduced profitability. During 2012, we completed a strategic review of this expansion into P&C Non-Core States and made the decision to exit, restrict, or initiate runoff in certain of these unprofitable businesses. These actions improved our net loss ratio and combined ratio in 2013.
Our A&H segment, established in 2012, provides accident and health insurance through six businesses (the “A&H Startup”). Since most of the acquisition activity occurred later in the year, comparisons between the years ended December 31, 2012 and 2013 for the A&H segment are not meaningful. Our 2012 results of operations were negatively impacted by expected underwriting losses from our acquisition of the TABS companies in September 2012. At the time of acquisition we expected underwriting losses for the remainder of 2012 and into 2013.

Consolidated Results of Operations for the Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Gross premium written. Gross premium written decreased by $13.1 million from $1,351.9 million for the year ended December 31, 2012 to $1,338.8 million for the year ended December 31, 2013, due to a decrease of $38.4 million in premiums received from the P&C segment as we exited or restricted business in the P&C Non-Core States, partially offset by an increase of $25.2 million in premiums received from the A&H segment.
Net premium written. Net premium written increased by $46.8 million, or 7.4%, from $632.5 million for the year ended December 31, 2012 to $679.3 million for the year ended December 31, 2013. Net premium written for the P&C segment increased by $21.6 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the termination of the Personal Lines Quota Share, partially offset by our exit or restriction of business in the P&C Non-Core States. In connection with the A&H Startup, net premium written for the A&H segment increased by $25.2 million.
Net earned premium. Net earned premium increased by $113.8 million, or 19.8%, from $574.3 million for the year ended December 31, 2012 to $688.1 million for the year ended December 31, 2013. The increase by segment was: P&C - $88.6 million and A&H - $25.2 million. The increase was primarily attributable to the termination of the Personal Lines Quota Share.
Ceding commission income. Ceding commission income decreased from $89.4 million for the year ended December 31, 2012 to $87.1 million for the year ended December 31, 2013, reflecting the runoff of the Personal Lines Quota Share. Our ceding commission ratio decreased from 15.6% to 12.7%.
Service and fee income. Service and fee income increased by $33.8 million, or 36.1%, from $93.7 million for the year ended December 31, 2012 to $127.5 million for the year ended December 31, 2013. The increase was primarily attributable to the increase of $28.4 million in service and fee income related to a full year from our A&H segment. The components of service and fee income are as follows:

	Year ended December 31,
(amounts in thousands)	2013	2012	Change
Installment fees	$30,666	$38,340	$(7,674)
Commission revenue	44,377	16,502	27,875
General agent fees	20,866	13,233	7,633
Late payment fees	11,240	10,962	278
Finance and processing fees	11,727	8,363	3,364
Other	8,665	6,339	2,326
Total	$127,541	$93,739	$33,802
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $59.4 million, or 14.8%, from $402.7 million for the year ended December 31, 2012 to $462.1 million for the year ended December 31, 2013, primarily reflecting the runoff of the Personal Lines Quota Share. The changes by segment were: P&C - increased $48.4 million and A&H -increased $11.0 million. Our net loss ratio decreased from 70.1% for the year ended December 31, 2012 to 67.2% for the year ended December 31, 2013 primarily due to our decision to exit or restrict business in the P&C Non-Core States.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $24.1 million, or 21.8%, from $110.8 million for the year ended December 31, 2012 to $134.9 million for the year ended December 31, 2013 primarily due to A&H Startup expenses.
General and administrative expense. General and administrative expense increased by $33.9 million, or 13.7%, from $246.6 million for the year ended December 31, 2012 to $280.6 million for the year ended December 31, 2013 primarily as a result of the ongoing costs for our three legacy policy administration systems in addition to the costs of our new policy administration system during 2013, the effect of the hiring of additional employees for the transition to our new operations center in Cleveland and A&H Startup expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $26.5 million, or 15.2%, from $174.3 million for the year ended December 31, 2012 to $200.8 million for the year ended December 31, 2013. The net operating expense ratio (non-GAAP) decreased to 29.2% in 2013 from 30.4% in 2012 primarily as a result of the increase in earned premium due to termination of the Personal Lines Quota Share.

Net investment income. Net investment income increased by $0.2 million, or 0.8%, from $30.6 million for the year ended December 31, 2012 to $30.8 million for the year ended December 31, 2013 due to an increase in average invested assets partially offset by a lower average yield. The average yield, net of investment expense, on our investment portfolio was 3.9% and 4.1% for the years ended December 31, 2013 and 2012, respectively.
Net realized gains (losses) on investments. Net realized losses on investments increased by $18.3 million from a $16.6 million gain for the year ended December 31, 2012 to a $1.7 million loss for the year ended December 31, 2013 due to the decision to sell more securities during the year ended December 31, 2012 than during the year ended December 31, 2013 and due to the recognition of a     $2.9 million OTTI charge relating to an investment in equity securities based on our qualitative and quantitative OTTI review.
Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries, which primarily relates to our 50% interest in entities that own life settlement contracts, increased by $2.6 million, from a $1.3 million loss for the year ended December 31, 2012 to a $1.3 million gain for the year ended December 31, 2013, due primarily to an increase in the value of the life settlement contracts.
Interest expense. Interest expense for the years ended December 31, 2013 and 2012 was $2.0 million and $1.8 million, respectively, reflecting the scheduled interest payment on our bank line of credit and the interest due on the final deferred purchase price payment made to Ally Financial Inc. (formerly GMAC Inc.) on February 28, 2012.
Provision for income taxes. Income tax expense decreased by $1.2 million, or 9.5%, from $12.3 million for the year ended December 31, 2012, reflecting an effective tax rate of 27.3%, to $11.1 million for the year ended December 31, 2013, reflecting an effective tax rate of 21.3%. Income tax expense included a tax benefit of $1.8 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurer. The effect of this $1.8 million tax benefit reduced the effective tax rate by 3.4%.

Consolidated Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Gross premium written. Gross premium written increased by $173.0 million, or 14.7%, from $1,178.9 million for the year ended December 31, 2011 to $1,351.9 million for the year ended December 31, 2012. The increase by segment was: P&C -$164.8 million and A&H - $8.3 million. Gross premium written increased for the year ended December 31, 2012 compared to the same period in 2011 primarily due to our entry into P&C Non-Core States and the A&H Startup.
Net premium written. Net premium written increased by $94.3 million, or 17.5%, from $538.2 million for the year ended December 31, 2011 to $632.5 million for the year ended December 31, 2012. The increase by segment was: P&C - $86.3 million and A&H - $8.0 million. Net premium written increased for the year ended December 31, 2012 compared to the same period in 2011 primarily due to our entry into P&C Non-Core States and the A&H Startup.
Net earned premium. Net earned premium increased by $76.0 million, or 15.3%, from $498.2 million for the year ended December 31, 2011 to $574.3 million for the year ended December 31, 2012. The increase by segment was: P&C - $68.0 million and A&H - $8.0 million. The increase for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to our entry into P&C Non-Core States and the A&H Startup.
Ceding commission income. Ceding commission income increased by $11.9 million, or 15.3%, from $77.5 million for the year ended December 31, 2011 to $89.4 million for the year ended December 31, 2012. Our ceding commission ratio was constant at 15.6% for the years ended December 31, 2012 and 2011.
Service and fee income. Service and fee income increased by $27.6 million, or 41.8%, from $66.1 million for the year ended December 31, 2011 to $93.7 million for the year ended December 31, 2012. The increase was attributable to an increase in the P&C policy fee-related income of $11.3 million due to our entry into P&C Non-Core States and $16.4 million attributable to the A&H Startup. The components of service and fee income are as follows:

	Year ended December 31,
(amounts in thousands)	2012	2011	Change
Installment fees	$38,340	$41,268	$(2,928)
Commission revenue	16,502	3,735	12,767
General agent fees	13,233	5,772	7,461
Late payment fees	10,962	9,127	1,835
Finance and processing fees	8,363	930	7,433
Other	6,339	5,284	1,055
Total	$93,739	$66,116	$27,623
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $62.5 million, or 18.4%, from $340.2 million for the year ended December 31, 2011 to $402.7 million for the year ended December 31, 2012 due to our entry into the P&C Non-Core States and the A&H Startup. Our net loss ratio increased from 68.3% for the year ended December 31, 2011 to 70.1% for the year ended December 31, 2012. The net loss ratio in 2012 increased 1.8% due to catastrophic losses related to Hurricane Sandy. The net loss ratio was also negatively affected by the effect of our entry into P&C Non-Core States and the A&H Startup, partially offset by improvements in our core products.

Acquisition and other underwriting costs. Our acquisition and other underwriting costs increased by $35.6 million, or 47.3%, from $75.2 million for the year ended December 31, 2011 to $110.8 million for the year ended December 31, 2012 primarily due to an increase in earned premiums, the adoption of a new deferred acquisition cost accounting pronouncement ($6.5 million), the hiring of additional employees for the transition to a new operations center in Cleveland and related startup costs and our entry into the P&C Non-Core States and the A&H Startup.
General and administrative expense. General and administrative expense increased by $37.7 million, or 18.0%, from $208.9 million for the year ended December 31, 2011 to $246.6 million for the year ended December 31, 2012 due to our entry into the P&C Non-Core States, the A&H Startup, the transition to a new operations center in Cleveland, Ohio and related startup costs.
Net operating expense; Net operating expense ratio (non-GAAP). Net operating expense increased by $33.8 million, or 24.0%, from $140.5 million for the year ended December 31, 2011 to $174.3 million for the year ended December 31, 2012. The net operating expense ratio (non-GAAP) increased from 28.2% in 2011 to 30.4% in 2012 primarily due to the adoption of a deferred acquisition cost accounting pronouncement ($6.5 million), the hiring of additional employees for the transition to a new operations center in Cleveland and related start-up costs ($16.9 million) partially offset by increases in ceding commission income, service and fee income and net earned premium.
Net investment income. Net investment income increased by $2.2 million, or 7.7%, from $28.4 million for the year ended December 31, 2011 to $30.6 million for the year ended December 31, 2012. The increase resulted primarily from having a higher average balance of fixed-income investment securities during 2012.
Net realized gains on investments. Net realized gains on investments increased by $11.8 million from $4.8 million for the year ended December 31, 2011 to $16.6 million for the year ended December 31, 2012 due to our decision to sell more securities during the year ended December 31, 2012 than we did during the year ended December 31, 2011.
Bargain purchase gain. For the year ended December 31, 2012, we had a bargain purchase gain of $3.7 million as a result of our acquisition of NHIC. We had no bargain purchase gain for the year ended December 31, 2011.
Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries, which primarily related to our 50% interest in entities that own life settlement contracts, decreased by $25.1 million from a $23.8 million gain for the year ended December 31, 2011 to a loss of $1.3 million for the year ended December 31, 2012. The gain in the year ended December 31, 2011 was generated by the purchase of a large pool of life settlement contracts in 2011 and the conversion of premium finance loans acquired in 2010 into life settlement contracts in 2011 through voluntary surrenders of the policies in satisfaction of the loans or in lieu of foreclosure. During the year ended December 31, 2012, fewer contracts were purchased or converted. The loss for 2012 was attributable to a decrease in fair value of the life settlement contracts.
Interest expense. Interest expense for the years ended December 31, 2012 and 2011 was $1.8 million and $2.0 million, respectively, reflecting the scheduled interest payment on our bank line of credit and the interest due on the deferred purchase price payment related to the original acquisition of our P&C business.
Provision for income taxes. Income tax expense decreased from $28.3 million for the year ended December 31, 2011, reflecting an effective tax rate of 39.1%, to $12.3 million for the year ended December 31, 2012, reflecting an effective tax rate of 27.3%. Income tax expense for the year ended December 31, 2012 included a tax benefit of $5.0 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurer. The effect of this $5.0 million tax benefit reduced the effective tax rate by 11.1%.

P&C Segment - Results of Operations

	Year Ended December 31,
	2013	2012	2011
	(Amounts in Thousands)
Gross premiums written	$1,305,254	$1,343,658	$1,178,891
Ceded premiums	(659,154)	(719,205)	(640,655)
Net written premium	$646,100	$624,453	$538,236
Change in unearned premiums	8,749	(58,243)	(40,026)
Net earned premium	$654,849	$566,210	$498,210
Ceding Commission Income (primarily related parties)	87,100	89,360	77,475
Service and fee income	82,752	77,373	66,116
Underwriting expenses:
Loss and LAE	435,989	387,628	340,152
Acquisition costs and other underwriting costs	110,509	99,699	75,191
General and administrative	252,345	241,046	208,939
Total underwriting expenses	$798,843	$728,373	$624,282
Underwriting income	$25,858	$4,570	$17,519
Net loss ratio	66.6%	68.5%	68.3%
Net operating expense ratio (non-GAAP)	29.5%	30.7%	28.2%
Net combined ratio (non-GAAP)	96.1%	99.2%	96.5%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2013	2012	2011
	(Amounts in Thousands)
Total underwriting expenses	$798,843	$728,373	$624,282
Less: Loss and loss adjustment expense	435,989	387,628	340,152
Less: Ceding Commission Income	87,100	89,360	77,475
Less: Service, Fees and Other Income	82,752	77,373	66,116
Net operating expense	$193,002	$174,012	$140,539
Net earned premium	$654,849	$566,210	$498,210
Net operating expense ratio (non-GAAP)	29.5%	30.7%	28.2%
P&C Segment Results of Operations for the Year ended December 31, 2013 Compared with the Year ended December 31, 2012
Gross premium written. Gross premium written decreased by $38.4 million, or 2.9%, from $1,343.7 million for the year ended December 31, 2012 to $1,305.3 million for the year ended December 31, 2013, primarily due to our exit or restriction of business in the P&C Non-Core States.
Net premium written. Net premium written increased by $21.6 million, or 3.5%, from $624.5 million for the year ended December 31, 2012 to $646.1 million for the year ended December 31, 2013, primarily due to the termination of the Personal Lines Quota Share, partially offset by our exit or restriction of business in the P&C Non-Core States.
Net earned premium. Net earned premium increased by $88.6 million, or 15.7%, from $566.2 million for the year ended December 31, 2012 to $654.8 million for the year ended December 31, 2013, primarily as a result of the termination of the Quota Share Personal Lines.

Ceding commission income. Our ceding commission income decreased by $2.3 million, or 2.5%, from $89.4 million for the year ended December 31, 2012 to $87.1 million for the year ended December 31, 2013 as a result of the termination of the Personal Lines Quota Share. Our ceding commission ratio decreased from 15.8% in 2012 to 13.3% in 2013.
Service and fee income. Service and fee income increased by $5.4 million, or 7.0%, from $77.4 million for the year ended December 31, 2012 to $82.8 million for the year ended December 31, 2013.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $48.4 million, or 12.5%, from $387.6 million for the year ended December 31, 2012, to $436.0 million for the year ended December 31, 2013 as a result of the termination of the Personal Lines Quota Share. Our net loss ratio decreased from 68.5% for the year ended December 31, 2012 to 66.6% for the year ended December 31, 2013. The loss and LAE and the net loss ratio in 2013 primarily reflect our decision to exit or restrict business in the P&C Non-Core States.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $10.8 million from $99.7 million for the year ended December 31, 2012 to $110.5 million for the year ended December 31, 2013.
General and administrative expense. General and administrative expense increased by $11.3 million, or 4.7%, from $241.0 million for the year ended December 31, 2012 to $252.3 million for the year ended December 31, 2013 primarily as a result of the ongoing costs for our three legacy policy administration systems in addition to the new policy administration system, the effect of the hiring of additional employees in connection with our transition to our new operations center in Cleveland and related expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $19.0 million, or 10.9%, from $174.0 million for the year ended December 31, 2012 to $193.0 million for the year ended December 31, 2013. The net operating expense ratio (non-GAAP) decreased from 30.7% in 2012 to 29.5% in 2013 primarily as a result of the increase in earned premium due to the termination of the Personal Lines Quota Share.
Underwriting income. Underwriting income increased from $4.6 million for the year ended December 31, 2012 to $25.9 million for the year ended December 31, 2013. The combined ratio for the year ended December 31, 2013 decreased to 96.1% compared to 99.2% for the same period in 2012 primarily as the result of our lower loss ratio due to our exit or restriction of business in the P&C Non-Core States.
P&C Segment Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Gross premium written. Gross premium written increased by $164.8 million, or 14.0%, from $1,178.9 million for the year ended December 31, 2011 to $1,343.7 million for the year ended December 31, 2012 primarily due to our entry into P&C Non-Core States.
Net premium written. Net premium written increased by $86.3 million, or 16.0%, from $538.2 million for the year ended December 31, 2011 to $624.5 million for the year ended December 31, 2012 primarily due to our entry into P&C Non-Core States.
Net earned premium. Net earned premium increased by $68.0 million, or 13.6%, from $498.2 million for the year ended December 31, 2011 to $566.2 million for the year ended December 31, 2012 primarily due to our entry into P&C Non-Core States.
Ceding commission income. Our ceding commission income increased from $77.5 million for the year ended December 31, 2011 to $89.4 million for the year ended December 31, 2012. Our ceding commission ratio increased slightly from 15.6% for the year ended December 31, 2011 to 15.8% for the year ended December 31, 2012.
Service and fee income. Service and fee income increased by $11.3 million, or 17.0%, from $66.1 million for the year ended December 31, 2011 to $77.4 million for the year ended December 31, 2012 primarily due to our entry into P&C Non-Core States.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $47.4 million, or 14.0%, from $340.2 million for the year ended December 31, 2011 to $387.6 million for the year ended December 31, 2012 due to increased premium related to the entry into the P&C Non-Core States. Our net loss ratio increased from 68.3% for the year ended December 31, 2011 to 68.5% for the year ended December 31, 2012 with our entry into the P&C Non-Core States and catastrophic losses related to Hurricane Sandy being mostly offset by net loss ratio improvements in core products.

Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $24.5 million, or 32.6%, from $75.2 million for the year ended December 31, 2011 to $99.7 million for the year ended December 31, 2012 primarily due to the adoption of a new deferred acquisition cost accounting pronouncement ($6.5 million), the hiring of additional employees for the transition to a new operations center in Cleveland and related startup costs and our entry into the P&C Non-Core States.
General and administrative expense. General and administrative expense increased by $32.1 million, or 15.4%, from $208.9 million for the year ended December 31, 2011 to $241.0 million for the year ended December 31, 2012 due to our entry into the P&C Non-Core States, the transition to a new operations center in Cleveland and related startup costs.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $33.5 million, or 23.8%, from $140.5 million for the year ended December 31, 2011 to $174.0 million for the year ended December 31, 2012 due to the increase in general and administrative expenses and acquisition and other underwriting costs offset in part by increases in ceding commission income and service and fee income. The net operating expense ratio (non-GAAP) increased from 28.2% for the year ended December 31, 2011 to 30.7% for the year ended December 31, 2012 primarily due to increases in net operating expense offset in part by an increase in net earned premium.
Underwriting income. Underwriting income decreased by $12.9 million, or 73.9%, from $17.5 million for the year ended December 31, 2011 to $4.6 million for the year ended December 31, 2012. The combined ratio increased from 96.5% in 2011 to 99.2% in 2012 due to the increases in loss and LAE and net operating expense more than offset the increase in net earned premium, as described above.

A&H Segment - Results of Operations

	Year Ended December 31,
	2013	2012
	(Amounts in Thousands)
Gross premiums written	$33,501	$8,267
Ceded premiums	(285)	(226)
Net written premium	$33,216	$8,041
Change in unearned premiums	1	1
Net earned premium	$33,217	$8,042
Service and fee income	44,789	16,366
Underwriting expenses:
Loss and LAE	26,135	15,058
Acquisition costs and other underwriting costs	24,378	11,072
General and administrative	28,207	5,598
Total underwriting expenses	$78,720	$31,728
Underwriting income (loss)	$(714)	$(7,320)
Net loss ratio	78.7%	187.2%
Net operating expense ratio (non-GAAP)	23.5%	3.8%
Net combined ratio (non-GAAP)	102.2%	191.0%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2013	2012
	(Amounts in Thousands)
Total underwriting expenses	$78,720	$31,728
Less: Loss and loss adjustment expense	26,135	15,058
Less: Service, Fees and Other Income	44,789	16,366
Net operating expense	$7,796	$304
Net earned premium	$33,217	$8,042
Net operating expense ratio (non-GAAP)	23.5%	3.8%

A&H Segment Results of Operation
Our A&H segment, established in 2012, provides accident and health insurance through six recently acquired businesses. Since most of the acquisition activity occurred during the second half of 2012, the results of the A&H segment had a limited impact on our overall results. The 2012 results were negatively impacted by the expected underwriting losses from our acquisition of A&H businesses, particularly the TABS companies, which produced expected underwriting losses of $7.1 million from acquisition through December 31, 2012.
In April 2013, we acquired Euro Accident Health and Care Insurance Aktiebolag (“EHC”), a Swedish group life and health insurance provider focused on health. EHC currently operates as a Managing General Agent, which means that it is a registered insurance intermediary and as such operates as a non-risk bearing insurer. The financial impact of this acquisition on our results will not be material until 2014 when we expect that our Luxembourg insurance carrier will begin underwriting EHC’s business.
A&H Segment Results of Operations for the Year ended December 31, 2013 Compared with the Year ended December 31, 2012
The variances for the A&H segment results of operations for the year ended December 31, 2013 compared with the year ended December 31, 2012, unless noted otherwise, are primarily due to a full year of A&H operations in 2013 as well as organic growth and strategic acquisitions.
Gross premium written. Gross premium written increased by $25.2 million, from $8.3 million for the year ended December 31, 2012 to $33.5 million for the year ended December 31, 2013.
Net premium written. Net premium written increased by $25.2 million, from $8.0 million for the year ended December 31, 2012 to $33.2 million for the year ended December 31, 2013.
Net earned premium. Net earned premium increased by $25.2 million, from $8.0 million for the year ended December 31, 2012 to $33.2 million for the year ended December 31, 2013.
Service and fee income. Service and fee income increased by $28.4 million, or 173.7%, from $16.4 million for the year ended December 31, 2012 to $44.8 million for the year ended December 31, 2013.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $11.0 million, or 73.6%, from $15.1 million for the year ended December 31, 2012, to $26.1 million for the year ended December 31, 2013. Our net loss ratio decreased from 187.2% for the year ended December 31, 2012 to 78.7% for the year ended December 31, 2013. The loss ratio in 2013 was positively affected by the re-underwriting of the TABS book of business following the 2012 acquisition.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $13.3 million from $11.1 million for the year ended December 31, 2012 to $24.4 million for the year ended December 31, 2013.
General and administrative expense. General and administrative expense increased by $22.6 million from $5.6 million for the year ended December 31, 2012 to $28.2 million for the year ended December 31, 2013.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $7.5 million from $0.3 million for the year ended December 31, 2012 to $7.8 million for the year ended December 31, 2013. The net operating expense ratio (non-GAAP) increased from 3.8% in 2012 to 23.5% in 2013.

Underwriting income. Underwriting income increased from a loss of $7.3 million for the year ended December 31, 2012 to a loss of $0.7 million for the year ended December 31, 2013. The combined ratio for the year ended December 31, 2013 decreased to 102.1% compared to 191.0% for the same period in 2012 primarily as the result of our lower loss ratio due to the re-underwriting of the TABS book of business following the 2012 acquisition.

Investment Portfolio
Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed-maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include preferred stock of U.S. and Canadian corporations.
The average yield on our investment portfolio was 3.9% and 4.1% and the average duration of the portfolio was 6.32 and 4.72 years for the years ended at December 31, 2013 and 2012, respectively.

For each year specified below, the cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

December 31, 2013 (amounts in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common Stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876

December 31, 2012 (amounts in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Preferred stock	$5,000	$—	$(28)	$4,972
Fixed maturities:
U.S. Treasury and Federal agencies	22,976	10,139	(1)	33,114
States and political subdivisions bonds	85,259	1,870	(352)	86,777
Residential mortgage-backed securities	158,031	7,062	(1,048)	164,045
Corporate bonds	465,742	38,011	(949)	502,804
Commercial mortgage-backed securities	11,398	74	—	11,472
Subtotal	$748,406	$57,156	$(2,378)	$803,184
Less: Securities pledged	90,078	8,136	—	98,214
Total	$658,328	$49,020	$(2,378)	$704,970
The increase in gross unrealized losses from $2.4 million at December 31, 2012 to $15.5 million at December 31, 2013 resulted from fluctuations in market interest rates.
The table below summarizes the credit quality of our fixed-maturity and preferred securities as of December 31, 2013, as rated by Standard and Poor’s.

December 31, 2013 (amounts in thousands)	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
U.S. Treasury	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

The table below summarizes the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2013.

December 31, 2013 (amounts in thousands)	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	B+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100.0%
The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2013, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013 (amounts in thousands)	Cost or Amortized Cost	Fair Value
Due in one year or less	$15,496	$15,537
Due after one year through five years	83,523	88,448
Due after five years through ten years	431,085	442,313
Due after ten years	79,098	76,656
Mortgage-backed securities	280,999	277,557
Total	$890,201	$900,511

Gross Unrealized Losses. The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position as of December 31, 2013, and 2012:

	Less Than 12 Months			12 Months or More			Total
December 31, 2013 (amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred Stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

	Less Than 12 Months			12 Months or More			Total
December 31, 2012 (amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred Stock	$4,972	$(28)	1	$—	$—	—	$4,972	$(28)
U.S. Treasury and Federal agency	574	(1)	1	—	—	—	574	(1)
States and political subdivisions	28,948	(300)	13	594	(52)	1	29,542	(352)
Residential Mortgage-backed	25,143	(456)	5	18,826	(592)	4	43,969	(1,048)
Corporate bonds	89,886	(853)	40	4,513	(96)	4	94,399	(949)
Total	$149,523	$(1,638)	60	$23,933	$(740)	9	$173,456	$(2,378)

There were 77 and 69 securities at December 31, 2013 and December 31, 2012, respectively, that account for the gross unrealized loss, none of which we deemed to be OTTI. Significant factors influencing our determination that none of the securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.
During the year ended December 31, 2013, the Company recognized OTTI of $2.9 million on an investment in equity securities based on our qualitative and quantitative OTTI review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of December 31, 2013 and 2012 are as follows:

(amounts in thousands)
	December 31,
	2013	2012
Restricted cash	$1,155	$8,509
Restricted investments - fixed maturities at fair value	42,092	34,081
Total restricted cash and investments	$43,247	$42,590

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. As of December 31, 2012, we had collateralized borrowing transaction principal outstanding of $86.7 million at interest rates between 0.42% and 0.50%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively. We had approximately $133.9 million and $98.2 million of collateral pledged in support for these agreements as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and 2012, we had collateralized lending transaction principal of $0.0 million and $57.0 million at an interest rate of 0% and 0.03%, which is reflected as short-term investments in our consolidated balance sheets. Interest income associated with the lending agreements for the years ended December 31, 2013 and 2012 was $61.0 thousand and $11.0 thousand, respectively. We held collateral with a fair market value of approximately $0.0 million and $56.7 million in support of this agreement as of December 31, 2013 and 2012, respectively.
Fair value of financial instruments. ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

December 31, 2013 (amounts in thousands)
	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Preferred stock	$—	$4,348	$—	$4,348
Common stock	1,939	—	—	1,939
Fixed maturities:
U.S. Treasury and Federal agency	31,575	—	—	31,575
State and political subdivision	—	99,584	—	99,584
Residential mortgage-backed	—	269,429	—	269,429
Corporate bonds	—	491,795	—	491,795
Commercial mortgage-backed	—	8,128	—	8,128
Other investments	—	—	2,893	2,893
Total assets	$33,514	$873,284	$2,893	$909,691

Liabilities
Securities sold under agreements to repurchase	$—	$109,629	$—	$109,629
Total liabilities	$—	$109,629	$—	$109,629

December 31, 2012 (amounts in thousands)
	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Preferred stock	$—	$4,972	$—	$4,972
Fixed maturities:
U.S. Treasury and Federal agency	33,114	—	—	33,114
State and political subdivision	—	86,777	—	86,777
Residential mortgage-backed	—	164,045	—	164,045
Corporate bonds	—	502,804	—	502,804
Commercial mortgage-backed	—	11,472	—	11,472
Short-term investments	17,129	57,000	—	74,129
Other investments	—	—	999	999
Total assets	$50,243	$827,070	$999	$878,312

Liabilities
Securities sold under agreements to repurchase	$—	$86,744	$—	$86,744
U.S. Treasuries sold but not yet purchased	56,700	—	—	56,700
Total liabilities	$56,700	$86,744	$—	$143,444

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the years ended December 31, 2013 and December 31, 2012.
We did not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2013 and 2012. The carrying value of our cash and cash equivalents, premiums and other receivables, accrued interest, accounts payables and accrued expenses approximated fair value given the short-term nature of such items.

Investment in Entities Holding Life Settlement Contracts
A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of AmTrust for the purpose of acquiring certain life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of AmTrust for the purpose of acquiring additional life settlement contracts. In the first quarter of 2013, we acquired a 50% interest in AMT Capital Holdings, S.A. (“AMTCH”), the other 50% of which is owned by AmTrust. Additionally, in December 2013, we formed AMT Capital Holdings II, S.A. ("AMTCH II) with AmTrust for the purpose of acquiring additional life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha, AMTCH and AMTCH II (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the polices, which are in default at the time of purchase. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator of the Tiger and AMTCH II life settlement contract portfolios, for which it receives an administrative fee. The third-party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.
The LSC Entities account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument by instrument basis and is irrevocable. The LSC Entities have elected to account for these investments using the fair value method. The LSC Entities determine fair value based upon their estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in the portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.
As of December 31, 2013, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $233.0 million, with our proportionate interest being $116.5 million. Total capital contributions of approximately $70.8 million and $40.1 million were made to the LSC Entities during the years ended December 31, 2013 and 2012, respectively, for which we contributed approximately $35.4 million and $10.0 million in those same periods, as AMTCH was not owned by us during 2012. The LSC Entities used the contributed capital to pay premiums and purchase policies.
In addition to the 271 policies disclosed in the table below as of December 31, 2013, Tiger owned 2 premium finance loans as of December 31, 2013, which were secured by life insurance policies and were carried at a value $0. As of December 31, 2013, the face value amounts, of the related 271 life insurance policies and 2 premium finance loans were approximately $1.8 billion and $0, respectively. The premium finance loans are in default and Tiger is enforcing its rights in the collateral. Upon the voluntary surrender of the underlying life insurance policy in satisfaction of the loan or foreclosure, Tiger will become the owner of and beneficiary under the underlying life insurance policy and will have the option to continue to make premium payments on the policy or allow the policy to lapse. If a policyholder wishes to cure his or her default and repay the loan, Tiger will be repaid the total amount due under the premium finance loans, including all premium payments made by Tiger to maintain the policy in force since its acquisition of the loan. The following table describes details of our investment in LSC Entities as of December 31, 2013. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of December 31, 2013
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	2,726	5,000
3 – 4	13	53,767	103,000
4 – 5	2	5,622	13,000
Thereafter	255	170,909	1,641,409
Total	271	$233,024	$1,762,409

(1)
The LSC Entities determined the fair value as of December 31, 2013 based on 191 policies out of 271 policies, as the LSC Entities assigned no value to 80 of the policies as of December 31, 2013. The LSC Entities estimate the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities have chosen to continue to make premium payments on these types of policies before the premium amounts escalate. The LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the year ended December 31, 2013:

(amounts in thousands, except number of life settlement contracts)

Number of policies with a negative value from discounted cash flow model	80
Premiums paid for the year ended 2013	$9,371
Death benefit received	$3,012

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2013, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2014	$34,296	$267	$34,563
2015	37,565	295	37,860
2016	48,466	409	48,875
2017	46,499	296	46,795
2018	34,732	266	34,998
Thereafter	543,433	3,187	546,620
	$744,991	$4,720	$749,711

For additional information about the fair value of the life settlement contracts, see Note 5, "Equity Investments in Unconsolidated Subsidiaries". For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks.”

Liquidity and Capital Resources
We are organized as a holding company with eleven domestic insurance company subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from the private placements, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital in the near term. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share Agreement, the Cut-Through Reinsurance Agreement and our expected acquisition of the Tower Personal Lines Business, we intend to raise substantial additional capital in the near term using a combination of debt and equity.
We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the first quarter of 2013, we entered into a three-year, $90.0 million credit agreement under which we had borrowed $59.2 million as of December 31, 2013. A portion of this borrowing, approximately $18 million, was used to pay off our previous line of credit agreement. See “-Revolving Credit Agreement.” In addition, we have incurred $18.7 million of loans to ACP Re, an affiliated company.
Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $61.1 million and $19.0 million as of December 31, 2013 and 2012, taking into account dividends paid in the prior twelve month periods, respectively. During the years ended December 31, 2013, 2012 and 2011, there were $24.0 million, $152.0 million and $0 million dividends and return of capital paid by the insurance subsidiaries to Management Corp. or the Company. The 2013 dividend was paid from certain subsidiaries to capitalize our lead insurer, Integon National. The 2012 dividend was paid in response to a North Carolina Department of Insurance request to redistribute our insurance subsidiary capital after it approved our plan to pool all of our P&C business at our subsidiary, Integon National. Effective March 1, 2010, Integon National entered into the Personal Lines Quota Share on behalf of a pool of companies that included Integon National and its subsidiary and affiliated insurers which are subsidiaries of the Company. The pool companies ceded their premiums to Integon, and the pooled premiums that were not ceded under the Personal Lines Quota Share were retroceded to the pool companies. However, as of January 1, 2012, Integon National cedes its own business and the business assumed from the pool companies under the Personal Lines Quota Share solely for its own behalf and no longer retrocedes the business it assumes from such pool back to the pool companies. We obtained permission from the states of domicile before the extraordinary dividends were paid in 2012. After receiving the dividend, in 2012, Management Corp. paid $120.0 million in the form of a capital contribution to its subsidiary, Integon National. During 2012, the insurance subsidiaries also paid to Management Corp. a return of capital of $18.5 million.
We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $448.8 million, $415.6 million and $431.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $961.4 million at December 31, 2011 to $991.9 million at December 31, 2012 and increased to $1,116.7 million at December 31, 2013. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the year ended December 31, 2013, Management Corp. was paid approximately $26.2 million in management fees.
Pursuant to a tax allocation agreement by and among us and certain of our direct and indirect subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.
The LSC Entities in which we own a 50% interest also purchase life settlement contracts that require the LSC Entities to make premium payments on individual life insurance policies in order to keep the policies in force. We seek to manage the funding of premium payments required. We presently expect to maintain sufficient cash flow to make future capital contributions to the LSC Entities to permit them to make future premium payments.
The following table is a summary of our statement of cash flows:

(amounts in thousands)	Year Ended December 31,
	2013	2012	2011
Cash and Cash equivalents provided by (used in):
Operating activities	$10,503	$7,023	$(17,110)
Investing activities	(153,311)	30,755	(54,869)
Financing activities	176,694	(9,536)	75,399
Net Increase in Cash and Cash Equivalents	$33,886	$28,242	$3,420

Comparison of Years Ended December 31, 2013 and 2012
Net cash provided by operating activities was approximately $10.5 million for the year ended December 31, 2013, compared with $7.0 million provided by operating activities for the same period in 2012. For the year ended December 31, 2013, net cash provided by operating activities increased $3.5 million versus the comparable period in 2012, primarily as a result of the termination of the Personal Lines Quota Share.
Net cash used in investing activities was $153.3 million for the year ended December 31, 2013, compared with net cash provided by investing activities of $30.8 million for the year ended December 31, 2012. For the year ended December 31, 2013, net cash used by investing activities increased primarily due to an increase of $161.3 million in the purchases of fixed maturity investments and a $139.0 million decrease in the proceeds from the sale of short-term investments, partially offset by a decrease of $187.6 million in cash used in the purchases of short term investments compared to the similar period in 2012.
Net cash provided by financing activities was $176.7 million for the year ended December 31, 2013, compared with net cash used in financing activities of $9.5 million for the year ended December 31, 2012. For the year ended December 31, 2013, cash provided by financing activities increased versus the comparable period in 2012 primarily due to the issuance of common stock in the June private placement.
Comparison of Years Ended December 31, 2012 and 2011
Net cash provided by operating activities was approximately $7.0 million for the year ended December 31, 2012, compared with $17.1 million used in operating activities for the same period in 2011. In 2012, net cash provided by operating activities increased $24.1 million versus 2011 primarily due to a $19.8 million increase in cash balance provided by the timing of income tax payable.

Net cash provided by investing activities was $30.8 million for the year ended December 31, 2012, compared with $54.9 million used in investing activities for the year ended December 31, 2011. In 2012, net cash provided by investing activities increased $85.7 million versus 2011 primarily due to a $72.5 million increase in the net purchases and proceeds of short-term investments, fixed maturities and equity securities.

Net cash used in financing activities was $9.5 million for the year ended December 31, 2012 compared to net cash provided by financing activities in 2011 of $75.4 million. In 2012, cash used in financing activities primarily included net payments of $21.9 million from repurchase agreements, net receipts of $30.9 million from securities sold by not yet purchased, notes payable repayments of $30.8 million and proceeds from notes payable of $13.6 million. In 2011, cash provided by financing activities primarily included approximately $27.9 million from securities sold under repurchase agreements, $52.3 million from securities sold but not yet purchased and $25.2 million of proceeds from notes payable offset by notes payable repayments of $30.0 million.

Other Material Changes in Financial Position

	December 31,
(amounts in thousands)	2013	2012
Selected Assets:
Premiums receivable, net	$449,252	$450,140
Goodwill and Intangible assets	156,915	112,935
Selected Liabilities:
Loss and loss expense reserves	$1,259,241	$1,286,533
Unearned premium	476,232	488,598
Ceded reinsurance premium payable	93,534	134,960
Accounts Payable and accrued expenses	91,143	61,209
Deferred income taxes and income taxes payable	26,463	42,340
During the year ended December 31, 2013, goodwill and intangible assets increased $44.0 million compared to 2012 primarily due to the acquisition of Euro Accident. Accounts payable and accrued expenses increased $29.9 million compared to 2012, primarily due to the acquisition of Euro Accident that included a deferred purchase price agreement. Deferred income taxes and income taxes payable decreased $15.9 million primarily due to a reduction in deferred tax liabilities related to unrealized losses due to market fluctuations in interest rates. Ceded reinsurance premium payable decreased $41.4 million primarily due to the termination of our Personal Lines Quota Share agreement effective August 1, 2013. We will continue to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies. All other balances remained within the expected range.

Reinsurance
We assume and cede insurance risks under various reinsurance agreements, on both a pro rata basis and an excess of loss basis. We purchase reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss catastrophic and casualty reinsurance for protection against catastrophic events and other large losses. The catastrophic program covers $9 million excess $6 million and $15 million excess $15 million, and the casualty program covers $5 million excess $5 million and $40 million excess $10 million. Our quota share and excess of loss reinsurers are rated “A-” or better by A.M. Best. We pay a premium as consideration for ceding the risk.
Our reinsurance transactions include premiums written under state-mandated involuntary plans for commercial vehicles and premiums ceded to state-provided reinsurance facilities such as the Michigan Catastrophic Claims Association (the “MCCA”), and the North Carolina Reinsurance Facility (the “NCRF”) (collectively, “State Plans”), for which we retain no loss indemnity risk. Prepaid reinsurance premiums are earned on a pro rata basis over the period of risk, based on a daily earnings convention, which is consistent with premiums written.
All automobile insurers doing business in Michigan are required to participate in the MCCA. The MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of a set limit. Insurers are reimbursed for their covered losses in excess of a $530,000 threshold, which was increased from $460,000 to $480,000 on July 1, 2010, was increased to $500,000 in 2011 and remained at the $500,000 level through June 30, 2013. Policies effective after July 1, 2013 will have a threshold of $530,000. We currently have claims with retentions ranging from $250,000 to $530,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.
The following is a summary of premium and related losses ceded to the MCCA for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, (amounts in thousands)	2013	2012	2011
Ceded earned premium	$12,547	$10,485	$9,883
Ceded Loss and LAE	9,037	17,275	12,877
Reinsurance recoverables from the MCCA as of December 31, 2013 and 2012 are as follows:

December 31, (amounts in thousands)	2013	2012
Reinsurance recoverable on paid losses	$9,685	$6,937
Reinsurance recoverable on unpaid losses	694,885	703,546
The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. Companies licensed to write automobile insurance in the state must be members of the NCRF and must offer liability coverage to any eligible North Carolina resident applicant for coverages and limits which may be ceded to the NCRF. The NCRF accepts cession of liability for bodily injury and property damage, medical payments, uninsured, and combined uninsured/underinsured motorist coverages. Funding for the NCRF comes from premiums collected from automobile insurers based upon the amounts of coverage provided with respect to insured automobiles in the state. North Carolina law provides that cumulative losses incurred by the NCRF are recoverable either through direct surcharges to North Carolina motorists or indirectly by assessments of member companies, which recoup the costs from individual policyholders.
The following is a summary of premium and related losses ceded to the NCRF for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, (amounts in thousands)	2013	2012	2011
Ceded earned premium	$138,473	$145,200	$138,049
Ceded Loss and LAE	111,185	130,524	127,143

Reinsurance recoverables from the NCRF as of December 31, 2013 and 2012 are as follows:

December 31, (amounts in thousands)	2013	2012
Reinsurance recoverable on paid losses	$21,153	$18,023
Reinsurance recoverable on unpaid losses	74,891	81,970

 We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by the MCCA and the NCRF because the payment obligations are extended over many years, resulting in relatively small current payment obligations; both the MCCA and the NCRF are supported by assessments permitted by statute; and we have not historically incurred losses as a result of non-payment by either MCCA or NCRF. Accordingly, we believe that we have no significant exposure to uncollectible reinsurance balances from these entities.
In addition to the reinsurance programs described above, until July 31, 2013, we used the Personal Lines Quota Share reinsurance arrangement to limit our maximum loss, provide greater diversification of risk and minimize exposure on larger risks.

We have a concentration of credit risk associated with the MCCA, the NCRF and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses from these entities at December 31, 2013 and 2012 are as follows:

December 31, (amounts in thousands)	2013	2012	A.M. Best Rating
MCCA	$694,885	$703,546	N/R
NCRF	74,891	81,970	N/R
Maiden Insurance Company	88,054	99,869	A-
ACP Re Ltd	52,833	59,921	A-
Technology	35,222	39,948	A
Other reinsurers' balances - each less than 5% of total	4,943	6,193
Total	$950,828	$991,447
We also have reinsurance with ACP Re and Maiden Insurance that requires the reinsurers to provide collateral to mitigate any risk of default. As of December 31, 2013, ACP Re and Maiden Insurance had provided collateral in the amounts of $58.0 million and $104.8 million, respectively. As of December 31, 2012, ACP Re Ltd. and Maiden Insurance Company had provided collateral in the amounts of $55.3 million and $96.2 million, respectively.
Revolving Credit Agreement
On February 20, 2013, we entered into a three-year, $90.0 million secured credit agreement (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, First Niagara Bank, N.A, as Documentation Agent, and Associated Bank, National Association. The Credit Agreement makes available a revolving credit facility with a letter of credit limit of $10 million. In connection with our entry into the Credit Agreement, we repaid and terminated our existing $25 million credit agreement dated as of August 18, 2011 with JPMorgan Chase Bank, N.A. The maturity date of the new agreement is February 20, 2016.
The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, dispositions and restricted payments, which include a restriction on the payment of cash dividends to our stockholders if an event of default has occurred and is continuing or if we are out of compliance with our financial covenants. Events of default include, among other things, a failure to make payments of interest, principal or fees required under the Credit Agreement, failure to make payments in respect of other material indebtedness of the Company or its subsidiaries, and the occurrence of a change of control, as defined therein.
We have pledged all of the stock of 10 of our insurance subsidiaries, Management Corp. and certain of our other subsidiaries for the benefit of the lenders to secure our obligations under the Credit Agreement. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We were in compliance with all covenants as of December 31, 2013. As of December 31, 2013, we had $59.2 million in outstanding borrowings under this Credit Agreement.
Borrowings under the Credit Agreement bear interest at (1) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5% or (c) the adjusted LIBOR for a one-month interest period on such day plus 1%, plus (2) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. We recorded total interest expense of approximately $1.5 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, under our current and former Credit Agreements.
Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and is adjusted on the basis of our consolidated leverage ratio (ranging between 2.0% and 2.5%)), a letter of credit fronting fee with respect to each letter of credit equal to 0.125% and a commitment fee on the available commitments of the lenders (ranging between 0.25% and 0.35% based on our consolidated leverage ratio, and which rate was 0.30% at December 31, 2013).
The consummation of the transactions contemplated by the Personal Lines Purchase Agreement will, absent a waiver or amendment, result in our being in violation of certain covenants in the credit agreement, including negative covenants limiting the amount of consideration we may spend on acquisitions in a fiscal year and limiting the creation or acquisition of subsidiaries. We intend to seek appropriate amendments to the Credit Agreement so that the consummation of the transactions contemplated by the Personal Lines Purchase Agreement does not result in a violation thereunder, or we may seek to refinance the Credit Agreement. There can be no assurance that we will obtain amendments or a refinancing. See Item 1A, “Risk Factors-The covenants in our credit agreement limit our financial and operational flexibility, which could have an adverse effect on our financial condition.”
In addition, we have incurred $18.7 million principal amount of loans outstanding from ACP Re, an affiliated company, which were used for general corporate purposes, as well as in connection with the 800 Superior financing and capital contributions to the owner of the LSC Entities. See Note 15, "Related Party Transactions."

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value
We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. As of December 31, 2012, we had collateralized borrowing transaction principal outstanding of $86.7 million at interest rates between 0.42% and 0.50%. Interest expense associated with the repurchase borrowing agreements for 2013 and 2012 was $0.3 million and $0.4 million, respectively. We had approximately $133.9 million and $98.2 million of collateral pledged in support for these agreements as of December 31, 2013 and 2012, respectively.
As of December 31, 2013, we had collateralized lending transaction principal of $0.0 million at an interest rate of 0.00%, which is reflected as short-term investments in our consolidated balance sheets. Interest income associated with the lending agreements for the year ended December 31, 2013 was $0.1 million. We held collateral with a fair market value of approximately $0.0 million in support of this agreement as of December 31, 2013.
As of December 31, 2012, we had collateralized lending transaction principal of $57.0 million at an interest rate of 0.03%, which is reflected as short-term investments in our consolidated balance sheets. Interest income associated with the lending agreements for the year ended December 31, 2012 was $0.0 million. We held collateral with a fair market value of approximately $56.7 million in support of this agreement as of December 31, 2012.

Deferred Purchase Obligation
In the first quarter of 2013, we paid the third and final deferred payment related to the March 1, 2010 acquisition of our P&C insurance business. At the original closing, we paid an amount equal to the estimated net tangible book value less (i) the purchase price discount amount and (ii) $90.0 million. The balance of the purchase price was payable in three equal annual installments of $30.0 million plus interest at a rate of 2.28% to be made on the first, second and third anniversaries of the closing date.
On April 15, 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”) for an initial purchase price of approximately $23.6 million. The transaction also includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) when combined with EHC’s equity at closing exceeds the initial purchase price, the seller will be entitled to receive an amount corresponding to fifty percent of the EHC’s EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. We estimate the total purchase price including the deferred arrangement will be approximately $42.8 million. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.

Contractual Obligations and Commitments
The following table sets forth certain of our contractual obligations as of December 31, 2013:

(amounts in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Loss and LAE(1)	$1,259,241	$396,429	$250,809	$85,014	$526,989
Operating lease obligations	67,593	10,226	10,005	9,901	37,461
Employment agreement obligations	4,843	2,875	1,885	83	—
Contributions to LSC Entities related to life settlement contracts and premium finance loans(2)	374,857	17,282	43,368	40,897	273,310
Debt and interest(3)	86,242	3,614	62,700	19,928	—
Total	$1,792,776	$430,426	$368,767	$155,823	$837,760

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2013 and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business-Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors-Risks Relating to Our Business Generally-If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)
As of as of December 31, 2013, we had a 50% ownership interests in the LSC Entities which in turn owned 271 life settlement contracts and 2 premium finance loans with a carrying value of $233.0 million. In order to derive the economic benefit of the face value of these policies, Tiger and AMT Alpha are required to make these premium payments.

(3)
The interest related to the debt by period as of December 31, 2013 was as follows: $2.2 million - less than 1 year, $2.9 million - 1 - 3 years, $0 million - 3 - 5 years and $0 million- more than 5 years.

Inflation
We establish property and casualty insurance premiums before we know the amount of losses and LAE or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves, especially as it relates to medical and hospital rates where historical inflation rates have exceeded the general level of inflation. Inflation in excess of the levels we have assumed could cause loss and LAE to be higher than we anticipated, which would require us to increase reserves and reduce earnings. Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including salaries and benefits, are also usually affected by inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Liquidity Risk.  Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations. We purchase reinsurance coverage to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

Credit Risk.  Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities and the financial condition of our third party reinsurers. Additionally, we have counter-party credit risk with our repurchase agreement counter-parties.

We address the credit risk related to the issuers of our fixed maturity securities by investing primarily in fixed-maturity securities that are rated “BBB-” or higher by Standard & Poor’s. We also independently monitor the financial condition of all issuers of our fixed-maturity securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

Counter-party credit risk with our repurchase agreement counter-parties is mitigated by obtaining collateral. We obtain collateral in the amount of 105-110% of the value of the securities we have sold with agreement to repurchase. Additionally, repurchase agreements are only transacted with pre-approved counter-parties.

Market Risk.  Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk.  We had fixed maturity securities and preferred stock with a fair value of $904.9 million and a amortized cost of $895.2 million as of December 31, 2013 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of December 31, 2013 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $4.3 million of preferred stock in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of December 31, 2013.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$805,643	$(94,868)	(10.5)%
100 basis point increase	851,026	(49,485)	(5.5)
No change	900,511	—	—
100 basis point decrease	951,821	51,310	5.7
200 basis point decrease	1,006,135	105,624	11.7

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $81.1 million of debt instruments of which $21.9 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off Balance Sheet Risk.   As of December 31, 2013 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules required to be filed pursuant to this Item 8 are listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 27, 2014 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2013 under our 2010 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	5,058,348	$8.48	2,344,852
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,058,348	$8.48	2,344,852

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report: The financial statements and financial schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Exhibits: See Item 15(a).

(c)	Schedules: See Item 15(a).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
March 28, 2014	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael Karfunkel	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
Michael Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	March 28, 2014
Michael Weiner

/s/ Donald Bolar	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2014
Donald Bolar

/s/ Barry Karfunkel	Director	March 28, 2014
Barry Karfunkel

/s/ Barry Zyskind	Director	March 28, 2014
Barry Zyskind

/s/ Donald DeCarlo	Director	March 28, 2014
Donald DeCarlo

/s/ Patrick Fallon	Director	March 28, 2014
Patrick Fallon

/s/ Barbara Paris	Director	March 28, 2014
Barbara Paris

	Director	March 28, 2014
Howard Zuckerman

NATIONAL GENERAL HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm
Board of Directors
National General Holdings Corp.
New York, New York
We have audited the accompanying consolidated balance sheets of National General Holdings Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National General Holdings Corp. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
New York, New York
March 28, 2014

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2013	2012
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $757,188 and $653,328)	$766,589	$699,998
Equity securities, available-for-sale, at fair value (cost $6,939 and $5,000)	6,287	4,972
Short-term investments	—	74,129
Equity investment in unconsolidated subsidiaries	133,193	73,616
Other investments	2,893	999
Securities pledged (amortized cost $133,013 and $90,078)	133,922	98,214
Total investments	1,042,884	951,928
Cash and cash equivalents	73,823	39,937
Accrued interest	9,263	9,018
Premiums and other receivables, net	449,252	450,140
Deferred acquisition costs	60,112	60,234
Reinsurance recoverable on unpaid losses (includes $176,241 and $199,788 from related parties in 2013 and 2012)	950,828	991,447
Prepaid reinsurance premiums	50,878	54,495
Due from affiliate	4,785	2,616
Premises and equipment, net	29,535	30,712
Intangible assets, net	86,564	72,736
Goodwill	70,351	40,199
Prepaid and other assets	9,240	9,861
Total assets	$2,837,515	$2,713,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,259,241	$1,286,533
Unearned premiums	476,232	488,598
Unearned service contract and other revenue	7,319	4,172
Reinsurance payable (includes $76,360 and $119,209 to related parties in 2013 and 2012)	93,534	134,960
Accounts payable and accrued expenses	91,143	61,209
Securities sold under agreements to repurchase, at contract value	109,629	86,744
Securities sold but not yet purchased, at market value	—	56,700
Deferred tax liability	24,476	34,393
Income tax payable	1,987	7,947
Notes payable	81,142	70,114
Other liabilities	49,945	68,911
Total liabilities	2,194,648	2,300,281
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013; authorized 150,000,000 shares, issued and outstanding 45,554,570 shares - 2012	797	455
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 0 shares - 2013; par value $1,000 - authorized 71,000 shares, issued and outstanding 53,054 shares - 2012	—	53,054
Additional paid-in capital	437,006	158,015
Accumulated other comprehensive income	7,425	32,474
Retained earnings	197,552	169,039
Total National General Holdings Corp. Stockholders' Equity	642,780	413,037
Non-controlling interest	87	5
Total stockholders’ equity	642,867	413,042
Total liabilities and stockholders' equity	$2,837,515	$2,713,323

See accompanying notes to consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Premium income:
Gross premiums written	$1,338,755	$1,351,925	$1,178,891
Ceded premiums (includes $501,067, $561,434 and $491,689 to related parties in 2013, 2012 and 2011, respectively)	(659,439)	(719,431)	(640,655)
Net written premium	679,316	632,494	538,236
Change in unearned premium	8,750	(58,242)	(40,026)
Net earned premium	688,066	574,252	498,210
Ceding commission income (primarily related parties)	87,100	89,360	77,475
Service and fee income	127,541	93,739	66,116
Net investment income	30,808	30,550	28,355
Net realized gain (loss) on investments	(1,669)	16,612	4,775
Bargain purchase gain and other revenue	16	3,728	—
Total revenues	931,862	808,241	674,931
Expenses:
Loss and loss adjustment expense	462,124	402,686	340,152
Acquisition costs and other underwriting expenses	134,887	110,771	75,191
General and administrative	280,552	246,644	208,939
Interest expense	2,042	1,787	1,994
Total expenses	879,605	761,888	626,276
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	52,257	46,353	48,655
Provision for income taxes	11,140	12,309	28,301
Income before equity in earnings (losses) of unconsolidated subsidiaries	41,117	34,044	20,354
Equity in earnings (losses) of unconsolidated subsidiaries	1,274	(1,338)	23,760
Net income	42,391	32,706	44,114
Net income attributable to non-controlling interest	(82)	—	(14)
Net income attributable to National General Holdings Corp. ("NGHC")	$42,309	$32,706	$44,100
Dividends on preferred stock	(2,158)	(4,674)	(4,328)
Net income attributable to NGHC common stockholders	$40,151	$28,032	$39,772
Earnings per common share:
Basic earnings per share	$0.62	$0.62	$0.87
Diluted earnings per share	$0.59	$0.56	$0.75
Dividends declared per common share	$0.01	$—	$0.16
Weighted average common shares outstanding:
Basic	65,017,579	45,554,570	45,554,570
Diluted	71,801,613	58,286,700	58,469,308
Net realized gain (loss) on investments:
Other than temporary impairment loss	$(2,869)	$—	$—
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(2,869)	—	—
Other net realized gain on investments	1,200	16,612	4,775
Net realized investment gain (loss)	$(1,669)	$16,612	$4,775

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income	$42,391	$32,706	$44,114
Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustment, net of tax of $196	365	—	—
Unrealized holding (loss) gain on securities, net of tax expense of $(16,242), $9,962 and $3,614 in 2013, 2012 and 2011, respectively	(30,164)	18,342	6,910
Reclassification adjustment for securities sold during the year, net of tax of $2,558, $1,710 and $(859) in 2013, 2012 and 2011, respectively	4,750	3,175	(1,595)
Other Comprehensive Income, Net of Tax	(25,049)	21,517	5,315
Comprehensive Income	17,342	54,223	49,429
Comprehensive income attributable to non-controlling interest	(82)	—	(14)
Comprehensive Income Attributable to NGHC	$17,260	$54,223	$49,415

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2011	45,554,570	$455	53,054	$53,054	$158,706	$92,233	$5,642	$—	$310,090
Net income	—	—	—	—	—	44,100	—	14	44,114
Change in unrealized gains on investments, net of tax	—	—	—	—	—	—	5,315	—	5,315
Purchase of subsidiary	—	—	—	—	—	—	—	1,298	1,298
Stock option compensation	—	—	—	—	779	—	—	—	779
Balance December 31, 2011	45,554,570	455	53,054	53,054	159,485	136,333	10,957	1,312	361,596
Net income	—	—	—	—	—	32,706	—	—	32,706
Change in unrealized gains on investments, net of tax	—	—	—	—	—	—	21,517	—	21,517
Return of capital	—	—	—	—	(1,359)	—	—	—	(1,359)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1,307)	(1,307)
Stock option compensation	—	—	—	—	(111)	—	—	—	(111)
Balance December 31, 2012	45,554,570	455	53,054	53,054	158,015	169,039	32,474	5	413,042
Net income	—	—	—	—	—	42,309	—	82	42,391
Change in unrealized gains (loss) on investments, net of tax	—	—	—	—	—	—	(25,414)	—	(25,414)
Foreign currency translation, net of tax	—	—	—	—	—	—	365	—	365
Preferred stock dividends	—	—	—	—	—	(12,202)	—	—	(12,202)
Common stock dividends	—	—	—	—	—	(1,594)	—	—	(1,594)
Conversion of preferred stock	12,295,430	123	(53,054)	(53,054)	52,931	—	—	—	—
Issuance of common stock	21,881,800	219	—	—	213,058	—	—	—	213,277
Capital contributions	—	—	—	—	10,275	—	—	—	10,275
Stock option compensation	—	—	—	—	2,727	—	—	—	2,727
Balance December 31, 2013	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$42,391	$32,706	$44,114
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	21,536	23,499	16,150
Net amortization of premium on investments	3,870	5,946	6,138
Stock compensation expense	2,727	(111)	779
Equity in (earnings) losses of unconsolidated subsidiaries	(1,274)	1,338	(23,760)
Net realized gain on investments	(2,645)	(16,612)	(4,775)
Other than temporary impairment loss	2,869	—	—
Realized loss on premise and equipment disposals	96	—	—
Bad debt expense	22,484	19,966	20,853
Foreign currency translation, net of tax	365	—	—
Bargain purchase gain	—	(3,728)	—
Changes in assets and liabilities:
Accrued interest	(245)	(680)	(993)
Premiums and other receivables	(12,980)	(86,986)	(62,071)
Deferred acquisition costs, net	122	(2,515)	(10,004)
Reinsurance recoverable on unpaid losses	40,619	(71,118)	(225,696)
Prepaid reinsurance premiums	3,617	19,256	29,067
Prepaid expenses	1,428	1,497	(7,374)
Other assets	(465)	648	9,723
Unpaid loss and loss adjustment expense reserves	(27,289)	57,552	134,278
Unearned premiums	(12,366)	38,987	13,223
Unearned service contract and other revenue	3,147	(628)	(394)
Reinsurance payable	(41,426)	25,981	17,142
Accounts payable	(440)	1,267	(2,335)
Income tax payable	(5,960)	12,611	(7,235)
Deferred tax liability	(10,712)	(30,979)	8,299
Other liabilities	(18,966)	(20,874)	27,761
Net cash provided by (used in) operating activities	10,503	7,023	(17,110)
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(47,729)	(13,653)	(24,660)
Distributions from unconsolidated subsidiaries	—	1,851	—
Purchases of other investments	(2,193)	(392)	(423)
Acquisition of consolidated subsidiaries, net of cash obtained	(18,555)	4,404	(5,842)
Purchases of short term investments	(57,068)	(244,636)	(131,749)
Proceeds from sale of short-term investments	131,197	270,239	50,675
Purchases of premises and equipment	(10,873)	(18,593)	(8,590)
Purchases of equity securities	(4,808)	(5,000)	—
Purchases of fixed maturities	(439,673)	(278,417)	(494,260)
Proceeds from sale of fixed maturities	296,391	314,952	559,980
Net cash provided by (used in) investing activities	(153,311)	30,755	(54,869)
See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	22,885	(21,949)	27,901
Securities sold but not yet purchased, net	(56,700)	30,914	52,298
Return of capital	—	(1,359)	—
Notes payable repayments	(58,435)	(30,780)	(30,000)
Proceeds from notes payable	69,463	13,638	25,200
Issuance of common stock	213,277	—	—
Dividends paid	(13,796)	—	—
Net cash provided by (used in) financing activities	176,694	(9,536)	75,399
Net increase in cash and cash equivalents	33,886	28,242	3,420
Cash and cash equivalents, beginning of the period	39,937	11,695	8,275
Cash and cash equivalents, end of the period	$73,823	$39,937	$11,695
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,500	$32,500	$26,228
Cash paid for interest	1,256	396	1,730

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, personal and commercial automobile insurance, medical stop-loss insurance, accident and health insurance, as well as other specialty property and casualty insurance. The insurance is sold through a network of 19,000 independent agents, relationships with 12 affinity partners, and direct-response marketing programs. The Company is licensed to operate throughout the fifty states and the District of Columbia as well as the European Union. A significant portion of the insurance is written in North Carolina, California and New York.

2. Significant Accounting Policies

Basis of Reporting
The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.
Use of Estimates and Assumptions
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include unpaid losses and loss adjustment expense reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible premiums; the valuation of intangibles and the determination of goodwill; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.
Premiums and Other Receivables
The Company recognizes premiums earned on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies. Net premium receivables represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premiums and other receivables and adjusts its allowance for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the year the determination is made.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with original maturities of 90 days or less to be cash equivalents. Certain securities with original maturities of 90 days or less that are held as a portion of longer-term investment portfolios are classified as short-term investments. The Company maintains cash balances at Federal Deposit Insurance Corporation (“FDIC”) insured institutions. FDIC insures accounts up to $250 at these institutions. Management monitors balances in excess of insured limits and believes that these balances do not represent a significant credit risk to the Company.
Deferred Acquisition Costs
Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that vary with and are directly related to successful contract acquisition of insurance policies. These costs are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs. Management believes that these costs are recoverable in the near term.
Ceding Commission Revenue
Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the direct acquisition costs of underlying insurance policies, generally on a pro rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience under the agreements. The Company records ceding commission revenue based on its current estimate of subject losses. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through the period end. The reserves for unpaid losses and LAE represent the accumulation of estimates for both reported losses and those incurred but not reported relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverables are recognized at the time losses are incurred and netted against the provision for losses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Insurance liabilities are based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed and adjustments, which can potentially be significant, are included in the period in which they are deemed necessary.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value loss and LAE reserves by taking the acquired loss reserves recorded and discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at acquisition date is amortized ratably over the estimated payout period of the acquired loss and LAE reserves. The Company assigns fair values to intangible assets acquired based on valuation techniques including the income and market approaches. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company expenses costs associated with the acquisition of a business in the period incurred.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards of Codification (“ASC”) 350, “Intangibles - Goodwill and Other.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of income.
Equalization reserves
The Company owns several Luxembourg-domiciled reinsurance entities. In connection with these entities, the Company acquires cash and statutory equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve established in excess of required reserves as required by the laws of Luxembourg. The equalization reserves were originally established by the seller of the reinsurance entities, and under Luxembourg law allowed the reinsurance company to reduce its income tax paid. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The Company establishes a deferred tax liability equal to approximately 30% of the unutilized statutory equalization reserves. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement.

Investments
The Company accounts for its investments in accordance with ASC 320, “Investments - Debt and Equity Securities”, which requires that fixed maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. The Company has classified its investments as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of other comprehensive income in the consolidated statement of comprehensive income.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.
The Company uses a set of quantitative and qualitative criteria to evaluate the necessity of recording impairment losses for other-than-temporary declines in fair value. These criteria include:

•	the current fair value compared to amortized cost;

•	the length of time the security’s fair value has been below its amortized cost;

•	specific credit issues related to the issuer such as changes in credit rating or non-payment of scheduled interest payments;

•	whether management intends to sell the security and, if not, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	the occurrence of a discrete credit event resulting in the issuer defaulting on a material outstanding obligation or the issuer seeking protection under bankruptcy laws; and

•
other items, including management, media exposure, sponsors, marketing and advertising agreements, debt restructurings, regulatory changes, acquisitions and dispositions, pending litigation, distribution agreements and general industry trends.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other than temporary. The Company immediately writes down investments that it considers to be impaired based on the above criteria collectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded an other-than-temporary impairment charge of $2,869, $0 and $0, respectively.
In the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is more likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an other-than-temporary impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive income or loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.
The following are the types of investments the Company has:

(i)
Short-term investments - Short-term investments are carried at amortized cost, which approximates fair value, and includes investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments consist primarily of money market investments and securities purchased under agreements to resell (reverse purchase agreements).

(ii)
Fixed maturities and equity securities - Fixed maturities and equity securities (common stock, mutual funds, non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(iii)
Mortgage-backed securities - For mortgage-backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic lives of the securities. The effective yield reflects actual payments to date plus anticipated future payments. These investments are recorded as fixed maturities on the consolidated balance sheets.

(iv)
Limited partnerships - The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these limited partnerships is reported in net investment income.

(v)
Securities sold under agreements to repurchase (repurchase agreements), at contract value are accounted for as collateralized borrowing and lending transactions and are recorded at their contracted repurchase amounts, plus accrued interest. The Company minimizes the credit risk that counterparties might be unable to fulfill their contractual obligations by monitoring exposure and collateral value and generally requiring additional collateral to be deposited with the Company when necessary.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Under repurchase agreements, the Company borrows cash from a counterparty at an agreed-upon interest rate for an agreed-upon time frame and the Company transfers either corporate debt securities or U.S. government and government agency securities (pledged collateral). For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities, with the offsetting obligation to repay the loan included as a liability in the consolidated balance sheets. At the end of the agreement, the counterparty returns the collateral to the Company, and the Company, in turn, repays a loan amount along with the agreed-upon interest.

(vi)
Securities purchased under agreements to resell (reverse repurchase agreements) at contract value are generally treated as collateralized receivables. The Company reports receivables arising from reverse repurchase agreements in short-term investments in the consolidated balance sheets. These reverse repurchase agreements are recorded at the contracted resale amounts plus accrued interest. The Company’s policy is to take possession of the securities purchased under agreements to resell. The Company minimizes the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring the counterparty credit exposure and collateral value and generally requiring additional collateral to be deposited with the Company when necessary.

Repurchase and reverse repurchase agreements are used to earn spread income, borrow funds, or to facilitate trading activities. Securities repurchase and resale agreements are generally short-term, and therefore, the carrying amounts of these instruments approximate fair value.

(vii)
Securities sold but not yet purchased - Securities sold but not yet purchased are accounted for as liabilities and are recorded at prevailing market prices. These transactions result in off-balance sheet risk because the ultimate cost to deliver the securities sold is uncertain.

Fair Value of Financial Instruments
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, “Fair Value Measurements and Disclosures”. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of fixed maturity investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments approximate their carrying values.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.
ASC 820 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:
Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.
Level 2 - Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.
Investments in Unconsolidated Subsidiaries
The Company uses the equity method of accounting for investments in subsidiaries in which its ownership interest enables the Company to influence operating or financial decisions of the subsidiary, but the Company’s interest does not require consolidation. In applying the equity method, the Company records its investment at cost, and subsequently increases or decreases

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. The Company’s proportionate share of net income is reported in the consolidated statement of income.
Stock Compensation Expense
The Company recognizes compensation expense for its share-based awards over the estimated vesting period based on estimated grant date fair value. Share-based payments include stock option grants under the Company’s 2010 and 2013 Equity Incentive Plans.
Earnings Per Share
Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options and convertible preferred stock using the treasury stock method.
Impairment of Long-lived Assets
The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in the years ended December 31, 2013, 2012 and 2011.
Income Taxes
The Company joins its subsidiaries in the filing of a consolidated Federal income tax return and is party to Federal income tax allocation agreements. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return.
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset and liability primarily consists of book versus tax differences for premiums earned, loss and LAE reserve discounting, deferred acquisition costs, and unrealized holding gains and losses on fixed maturities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.
In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the Company will generate future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, the Company establishes a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized.
The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.
Reinsurance
The Company cedes insurance risk under various reinsurance agreements. The Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. The Company remains liable with respect to any insurance ceded if the assuming companies are unable to meet their obligations under these reinsurance agreements.
Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums earned and losses incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If the Company determines that a reinsurance contract does not transfer sufficient risk, it accounts for the contract under deposit accounting.
Premises and Equipment
Premises and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings and improvements	30 years
Hardware and software	3 to 5 years
Leasehold improvements	Remaining lease term
Furniture and equipment	3 to 10 years

The Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to future use.
Assessments
Insurance-related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2013, 2012, and 2011 was $6,866, $5,971 and $2,355, respectively.
Non-controlling Interest
The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary. Non-controlling interest income or loss represents such non-controlling interests in the earnings of that entity. All significant transactions and account balances between the Company and its subsidiaries were eliminated during consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of a investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2013 and 2012, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.
Reclassifications
Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. This did not have any impact on the net income of the Company.

Foreign Currency Transactions
The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, the Company translates monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the consolidated statements of income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents,

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

reinsurance balances receivable, reserve for loss and loss adjustment expenses and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.
Service and fee income
The Company currently generates policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement and non-sufficient funds check returns. These fees are generally designed to offset expenses incurred in the administration of the Company’s insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Non-sufficient fund fees are charged when the customer’s payment is returned by the financial institution.
All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is cancelled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. A non-sufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate the Company for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds.
The Company also collects service fees in the form of commission and general agent fees by selling policies issued by third-party insurance companies. The Company does not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

Year ended December 31,	2013	2012	2011
Installment fees	$30,666	$38,340	$41,268
Commission revenue	44,377	16,502	3,735
General agent fees	20,866	13,233	5,772
Late payment fees	11,240	10,962	9,127
Finance and processing fees	11,727	8,363	930
Other	8,665	6,339	5,284
	$127,541	$93,739	$66,116

Recent Accounting Literature
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification The updated guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. The updated guidance did not have any effect on the Company's results of operations, financial position or liquidity.
In October 2012, FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Transition guidance is provided for amendments the FASB believes could change practice. The amendments in this ASU that will not have transition guidance will

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

be effective upon issuance for both public and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350) Testing Indefinite Lived Intangible Assets for Impairment.” This updated guidance regarding the impairment test applicable to indefinite-lived intangible assets is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, strategy, technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for the period ending March 31, 2013. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

In December 2011, the FASB issued ASU 2011-11 requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. In January 2013, the FASB issued ASU 2013-01 to address implementation issues about the scope of ASU 2011-11. This new guidance clarifies that the scope of the offsetting disclosures required applies to derivatives accounted for in accordance with ASC 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions. This guidance is effective as of January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance did not have an impact on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350).” The updated guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment, using factors such as changes in management, key personnel, business strategy, technology or customers, to determine whether it should calculate the fair value of a reporting unit. Previous accounting literature required an entity to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. Under the updated guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. The implementation of the guidance related to the financial statement presentation did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income (Topic 220).” This ASU requires companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. In addition, an entity is required to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This ASU was effective for interim and annual periods beginning after December 15, 2011. The Company retrospectively adopted this ASU at December 31, 2011. The implementation of the guidance related to financial statement presentation did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820).” The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011‑04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amendment is effective on a prospective basis for annual reporting periods beginning after December 15, 2011 and early adoption was not permitted. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In April 2011, the FASB issued ASU 2011-03, which amends ASC 860, “Transfers and Servicing,” requirements in regards to repurchase agreements. The amendments in this ASU eliminate the assessment of effective control requiring the transferor to have the ability to repurchase or redeem the assets on substantially the agreed terms, even in the event of default by the transferee as well as amend the collateral maintenance requirement related to this criterion. Under the amended guidance, a transferor maintains effective control over the transferred assets (and thus accounts for the transfer as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: 1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; 2) the agreement is to repurchase or redeem the securities before maturity, at a fixed or determinable price; and 3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. As a result of this amendment, more repurchase arrangements could be accounted for as secured borrowings rather than secured lendings. The ASU was effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. The implementation of the guidance related to financial statement presentation did not have a significant impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal. These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract. Additional disclosure of the type of acquisition costs capitalized is also required. The Company has adopted this guidance in the accompanying consolidated financial statements.

Recently Issued Accounting Standards Update - Not Yet Adopted
In July 2013, the FASB, issued ASU 2013-11, Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

•
To the extent a NOL carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; and

•	The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should net the unrecognizable tax benefit with a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this guidance is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In June 2013, the FASB issued Exposure Draft Insurance Contracts Topic 834. The exposure draft would impact all entities that write insurance contracts. If adopted, the guidance would supersede the requirements in ASC Topic 944, Financial Services - Insurance which currently apply to insurance entities. The guidance in the exposure draft would require a property and casualty insurer to measure its insurance contracts under the premium allocation approach, which would require an entity to record revenue over the coverage period on the basis of the expected timing of incurred claims. Comments on the exposure draft were due on October 25, 2013. If adopted, entities would be required to adopt this standard retrospectively. The Company is currently studying this exposure draft and the impact on the Company's results of operations, financial position or liquidity.

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity" to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The standard is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common Stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Preferred stock	$5,000	$—	$(28)	$4,972
Fixed maturities:
U.S. Treasury and Federal agencies	22,976	10,139	(1)	33,114
States and political subdivisions bonds	85,259	1,870	(352)	86,777
Residential mortgage-backed securities	158,031	7,062	(1,048)	164,045
Corporate bonds	465,742	38,011	(949)	502,804
Commercial mortgage-backed securities	11,398	74	—	11,472
Subtotal	$748,406	$57,156	$(2,378)	$803,184
Less: Securities pledged	90,078	8,136	—	98,214
Total	$658,328	$49,020	$(2,378)	$704,970

The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2013, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Cost or Amortized Cost	Fair Value
Due in one year or less	$15,496	$15,537
Due after one year through five years	83,523	88,448
Due after five years through ten years	431,085	442,313
Due after ten years	79,098	76,656
Mortgage-backed securities	280,999	277,557
Total	$890,201	$900,511

(b) Investment Income

The components of net investment income consisted of the following:

	Year ended December 31,
	2013	2012	2011
Interest
Cash and short term investments	$14	$60	$337
Fixed maturities	33,936	32,047	32,152
Reverse Repurchase Agreements	61	11	—
Investment Income	34,011	32,118	32,489
Investment expense	(2,927)	(1,152)	(4,134)
Repurchase Agreements interest expense	(276)	(416)	—
Net Investment Income	$30,808	$30,550	$28,355

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(c) Realized Gains and Losses

Proceeds from sales of fixed maturity securities during the years ended December 31, 2013 and 2012 were $296,391 and $314,952, respectively. At December 31, 2013, the Company recognized OTTI of $2,869 on a common stock investment based on our qualitative and quantitative OTTI review.

The tables below indicate the gross realized gains and losses (including OTTI loss) for the years ended December 31, 2013, 2012 and 2011.

Year ended December 31, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$8,865	$(7,665)	$1,200
Other Than Temporary Impairment Loss	—	(2,869)	$(2,869)
Total	$8,865	$(10,534)	$(1,669)

Year ended December 31, 2012	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$18,342	$(1,730)	$16,612

Year ended December 31, 2011	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$6,039	$(1,264)	$4,775

(d) Unrealized Gains and Losses

Unrealized gains (losses) on fixed maturity securities, equity securities and securities sold but not yet purchased consisted of the following:

	Year ended December 31,
	2013	2012	2011
Net unrealized loss on preferred stock	$(652)	$(28)	$—
Net unrealized gain on fixed maturity securities	10,310	54,806	20,253
Net unrealized loss on short sales	—	(4,732)	(3,396)
Deferred income tax expense	(2,598)	(17,572)	(5,900)
Net unrealized gain, net of deferred income tax expense	$7,060	$32,474	$10,957

Change in net unrealized gains, net of deferred income tax expense	$(25,414)	$21,517	$5,315

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses of fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2013 and 2012:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred Stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

	Less Than 12 Months			12 Months or More			Total
December 31, 2012	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred Stock	$4,972	$(28)	1	$—	$—	—	$4,972	$(28)
U.S. Treasury and Federal agency	574	(1)	1	—	—	—	574	(1)
States and political subdivisions	28,948	(300)	13	594	(52)	1	29,542	(352)
Residential Mortgage-backed	25,143	(456)	5	18,826	(592)	4	43,969	(1,048)
Corporate bonds	89,886	(853)	40	4,513	(96)	4	94,399	(949)
Total	$149,523	$(1,638)	60	$23,933	$(740)	9	$173,456	$(2,378)

There were 77 and 69 securities at December 31, 2013 and 2012, respectively that account for the gross unrealized loss, none of which are deemed by the Company to be OTTI. Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

The table below summarizes the credit quality of our fixed-maturity and preferred securities as of December 31, 2013 and 2012, as rated by Standard and Poor’s.

December 31, 2013	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
U.S. Treasury	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2012	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
U.S. Treasury	$22,977	$33,114	4.1%
AAA	70,270	72,348	9.0%
AA, AA+, AA-	248,464	259,293	32.3%
A, A+, A-	155,935	169,490	21.1%
BBB, BBB+, BBB-	223,555	240,464	30.0%
BB+ and lower	27,205	28,475	3.5%
Total	$748,406	$803,184	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2013 and 2012.

December 31, 2013	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	B+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100%

December 31, 2012	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	B+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.6%	14.7%	30.0%	17.9%	0.5%	$330,264	65.7%
Industrials	—%	—%	1.1%	26.6%	2.4%	151,466	30.1%
Utilities/Other	—%	—%	—%	2.3%	1.9%	21,074	4.2%
	2.6%	14.7%	31.1%	46.8%	4.8%	$502,804	100.0%

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2013 and 2012 are as follows:

December 31,	2013	2012
Restricted cash	$1,155	$8,509
Restricted investments - fixed maturities at fair value	42,092	34,081
Total restricted cash and investments	$43,247	$42,590

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(g) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for a security to be delivered is measured at fair value and, as of December 31, 2013 and 2012, was $0 and $56,700, respectively, for a U.S. Treasury security. The transactions represent off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of this security sold but not yet purchased may exceed the amount reflected at December 31, 2013. Subject to certain limitations, all securities owned, to the extent required to cover the Company’s obligations to sell or re-pledge the security to others, are pledged to the clearing broker.
The Company enters into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), the Company receives cash or securities that it invests or holds in short-term or fixed income securities. As of December 31, 2013, the Company had collateralized borrowing transaction principal outstanding of $109,629 at interest rates between 0.37% and 0.44%. As of December 31, 2012, the Company had collateralized borrowing transaction principal outstanding of $86,744 at interest rates between 0.42% and 0.50%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2013 and 2012 was $276 and $416, respectively. The Company has approximately $133,922 and $98,214 of collateral pledged in support for these agreements as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company has collateralized lending transaction principal of $0 and $57,000 at an interest rate of 0% and 0.03%, respectively, which is reflected as short-term investments in the consolidated balance sheets. Interest income associated with the lending agreements for the years ended December 31, 2013 and 2012 was $61 and $11 respectively. The Company has approximately $0 and $56,700 fair market value of collateral held in support of this agreement as of December 31, 2013 and 2012, respectively.

4. Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.
The Company utilized a pricing service to estimate fair value measurements for approximately 100.0% of its fixed maturities. For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the fair value hierarchy. The Company receives the quoted market prices from nationally recognized third-party pricing services (“pricing services”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. This pricing method is used, primarily, for fixed maturities. The fair value estimates provided by the pricing service are included in Level 2 of the fair value hierarchy. If the Company determines that the fair value estimate provided by the pricing service does not represent fair value or if quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations of the bid price for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is in Level 2 or Level 3 of the fair value hierarchy.
The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2013.
Equity Securities ‑ For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.
U.S. Treasury and Federal Agencies ‑ Comprised of primarily bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.
State and Political Subdivision Bonds ‑ Comprised of bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, these are classified within Level 2. Municipal auction rate securities are reported in the consolidated balance sheets at cost which approximates their fair value.
Corporate Bonds ‑ Comprised of bonds issued by corporations and are generally priced by pricing services. The fair values of corporate bonds that are short term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of corporate bonds that are long term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.
Mortgage-backed Securities ‑ Comprised of commercial and residential mortgage-backed securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.
Premiums and other receivable - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of these assets.
Notes Payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt.
In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

December 31, 2013
	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	—	4,348	—	4,348
Fixed maturities:
U.S. Treasury and Federal agency	31,575	—	—	31,575
State and political subdivision	—	99,584	—	99,584
Residential mortgage-backed	—	269,429	—	269,429
Corporate bonds	—	491,795	—	491,795
Commercial mortgage-backed	—	8,128	—	8,128
Other investments	—	—	2,893	2,893
Total assets	$33,514	$873,284	$2,893	$909,691

Liabilities
Securities sold under agreements to repurchase	$—	$109,629	$—	$109,629
Total liabilities	$—	$109,629	$—	$109,629

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2012
	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Preferred stock	$—	$4,972	$—	$4,972
Fixed maturities:
U.S. Treasury and Federal agency	33,114	—	—	33,114
State and political subdivision	—	86,777	—	86,777
Residential mortgage-backed	—	164,045	—	164,045
Corporate bonds	—	502,804	—	502,804
Commercial mortgage-backed	—	11,472	—	11,472
Short-term investments	17,129	57,000	—	74,129
Other investments	—	—	999	999
Total assets	$50,243	$827,070	$999	$878,312

Liabilities
Securities sold under agreements to repurchase	$—	$86,744	$—	$86,744
U.S. Treasuries sold but not yet purchased	56,700	—	—	56,700
Total liabilities	$56,700	$86,744	$—	$143,444

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Consolidated Financial Statements.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2013. The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued interest, accounts payable and accrued expenses approximates fair value given the short-term nature of such items.

5. Equity Investments in Unconsolidated Subsidiaries

In July 2010, the Company and AmTrust Financial Services, Inc. (“AmTrust”) formed Tiger Capital LLC (“Tiger”) for the purposes of acquiring certain life settlement contracts whereby each company initially contributed approximately $11,000 for the respective fifty percent ownership interests in Tiger. In 2011, the Company, through its wholly-owned subsidiary, American Capital Acquisition Investments, Inc. (“ACAI”), formed AMT Capital Alpha, LLC (“AMT Alpha”) with AmTrust for the purposes of acquiring additional life settlement contracts.

On March 28, 2013, the Company entered into a Stock Purchase Agreement with ACP Re, Ltd. to acquire 50% of the issued and outstanding shares of AMT Capital Holdings S.A. (“AMTCH”), a Luxembourg Societe Anonyme, for a cash contribution in the amount of $12,136. ACP Re Ltd. and the Company are majority owned and controlled by a common parent and the transaction is accounted for as between entities under common control. AMTCH’s primary purpose is to acquire certain life settlement contracts. AmTrust owns the remaining 50% of AMTCH The Company accounts for AMTCH using the equity method of accounting. The Company’s 50% equity interest in AMTCH at the acquisition date was approximately $22,411. The difference between the equity interest and consideration paid was recorded as additional paid-in capital of $10,275.

In December 2013, ACAI and AmTrust formed AMT Capital Holdings II S.A (“AMTCH II”). The company is equally owned by both parties and was established for the purpose of acquiring additional life settlement contracts.

A life settlement contract is a contract between the policy owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The Company, along with AmTrust, is obligated to pay premiums on these life insurance policies as they come due. A third party serves as the administrator of the life settlement

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

contract portfolios, for which it receives an administrative fee. Under the terms of the agreement, the third-party administrator is also eligible to receive a percentage of profits after certain time and performance thresholds have been met.

Tiger, AMT Alpha, AMTCH and AMTCH II are considered to be variable interest entities (“VIE”), for which the Company is not a primary beneficiary. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE's economic performance and which party controls such activities. The Company does not have the ability to direct the activities of Tiger, AMT Alpha, AMTCH and AMTCH II that most significantly impact its economic performance. The Company’s maximum exposure to a loss as a result of its involvement with the unconsolidated VIE is limited to its recorded investment plus additional capital commitments. The Company uses the equity method of accounting to account for its investments in Tiger, AMT Alpha, AMTCH and AMTCH II (collectively, “LSC Entities”).

The following tables present the investment activity in the LSC Entities.

Year ended December 31, 2013
	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Balance at beginning of year	$58,273	$8,211	$—	$—	$66,484
Contributions	13,391	599	7,875	13,526	35,391
Acquisition of interest	—	—	22,411	—	22,411
Equity in earnings (losses) of unconsolidated subsidiaries	1,522	(2,273)	2,680	(29)	1,900
Change in equity method investments	14,913	(1,674)	32,966	13,497	59,702
Balance at end of year	$73,186	$6,537	$32,966	$13,497	$126,186

Year ended December 31, 2012
	Tiger	AMT Alpha	Total
Balance at beginning of year	$47,877	$10,759	$58,636
Distributions	—	(619)	(619)
Contributions	9,853	175	10,028
Equity in earnings (losses) of unconsolidated subsidiaries	543	(2,104)	(1,561)
Change in equity method investments	10,396	(2,548)	7,848
Balance at end of year	$58,273	$8,211	$66,484

Year ended December 31, 2011
	Tiger	AMT Alpha	Total
Balance at beginning of year	$14,964	$—	$14,964
Contributions	15,135	4,825	19,960
Equity in earnings of unconsolidated subsidiaries	17,778	5,934	23,712
Change in equity method investments	32,913	10,759	43,672
Balance at end of year	$47,877	$10,759	$58,636

The following tables summarize total assets and total liabilities as of December 31, 2013, 2012 and 2011 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the years ended December 31, 2013, 2012 and 2011.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of and Year ended December 31, 2013
Condensed balance sheet data	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Investments in life settlement contracts at fair value	$153,684	$14,366	$64,974	$—	$233,024
Total assets	163,169	14,416	66,168	27,005	270,758
Total liabilities	16,797	1,342	236	12	18,387
Members' equity	146,372	13,074	65,932	26,993	252,371
NGHC's 50% ownership interest	$73,186	$6,537	$32,966	$13,497	$126,186
Condensed results of operations
Revenue, net of commission	$5,680	$(4,517)	$6,665	$—	$7,828
Total expenses	2,637	29	1,306	57	4,029
Net income (loss)	$3,043	$(4,546)	$5,359	$(57)	$3,799
NGHC's 50% ownership interest	$1,522	$(2,273)	$2,680	$(29)	$1,900

As of and Year ended December 31, 2012
Condensed balance sheet data	Tiger	AMT Alpha	Total
Investments in life settlement contracts at fair value	$189,490	$22,274	211,764
Total assets	189,639	22,286	211,925
Total liabilities	73,091	5,867	78,958
Members' equity	116,548	16,419	132,967
NGHC's 50% ownership interest	$58,273	$8,211	$66,484
Condensed results of operations
Revenue, net of commission	$5,836	$(4,129)	$1,707
Total expenses	4,750	79	4,829
Net income (loss)	$1,086	$(4,208)	$(3,122)
NGHC's 50% ownership interest	$543	$(2,104)	$(1,561)

As of and Year ended December 31, 2011
Condensed balance sheet data	Tiger	AMT Alpha	Total
Investments in life settlement contracts at fair value	$104,991	$20,786	$125,777
Total assets	113,290	22,798	136,088
Total liabilities	17,536	1,280	18,816
Members' equity	95,754	21,518	117,272
NGHC's 50% ownership interest	$47,877	$10,759	$58,636
Condensed results of operations
Revenue, net of commission	$42,640	$13,208	$55,848
Total expenses	7,084	1,340	8,424
Net income (loss)	$35,556	$11,868	$47,424
NGHC's 50% ownership interest	$17,778	$5,934	$23,712

The LSC Entities account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The LSC Entities have elected to account for these policies using the fair value method. The LSC Entities determines fair value based upon their estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in their portfolios may have access to better health care, the volatility

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts as no comparable market pricing is available.

The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the LSC Entities at the end of the reporting period. The LSC Entities consider the following factors in their fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by a nationally recognized and independent third party medical underwriter. The LSC Entities estimate the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding their life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the LSC Entities have determined to be 7.5%, to the expected cash flow generated by the policies in the life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the LSC Entities, quarterly, retain an independent third-party actuary to verify that the actuarial modeling used by the LSC Entities to determine fair value was performed correctly and that the valuation, as determined through the LSC Entities’ actuarial modeling, is consistent with other methodologies. The LSC Entities consider this information in their assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

The LSC Entities adjust the standard mortality for each insured for the insured’s life expectancy based on reviews of the insured’s medical records. The LSC Entities establish policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in their portfolios may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2013 and 2012 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	December 31, 2013	December 31, 2012
Average age of insured	80.1 years	78.4 years
Average life expectancy, months(1)	131	145
Average face amount per policy	$6,611	$6,605
Effective discount rate(2)	14.2%	18.0%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability if information improves (declines), the EDR will decrease (increase).
The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of December 31, 2013 and 2012:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2013	$(29,537)	$31,313
December 31, 2012	$(23,784)	$25,919

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2013	$(20,055)	$22,605
December 31, 2012	$(14,828)	$16,906

(1)  Discount rate is a present value calculation that considers legal risk, credit risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of December 31, 2013. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

	Premiums Due on Life Settlement Contracts	Premiums Due on Premium Finance Loans	Total
2014	$34,296	$267	$34,563
2015	37,565	295	37,860
2016	48,466	409	48,875
2017	46,499	296	46,795
2018	34,732	266	34,998
Thereafter	543,433	3,187	546,620
Total	$744,991	$4,720	$749,711

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior LLC. The Company and AmTrust each have a fifty percent ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $2,143 and $1,391 for the years ended December 31, 2013 and 2012.

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”) (see Note 15, "Related Party Transactions"). The Company and AmTrust each have a fifty percent ownership interest in East Ninth and Superior, LLC and a twenty-four and a half percent in 800 Superior NMTC investment Fund II for which the Company is not a primary beneficiary.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of year	$2,671	$4,066	$6,737
Contributions	750	—	750
Distributions	—	—	—
Equity in earnings of unconsolidated subsidiaries	(558)	(57)	(615)
Change in equity method investments	192	(57)	135
Balance at end of year	$2,863	$4,009	$6,872

December 31, 2012	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of year	$3,761	$—	$3,761
Contributions	—	3,985	3,985
Distributions	(1,232)	—	(1,232)
Equity in earnings of unconsolidated subsidiaries	142	81	223
Change in equity method investments	(1,090)	4,066	2,976
Balance at end of year	$2,671	$4,066	$6,737

The following tables summarize total assets and total liabilities as of December 31, 2013 and 2012 and the results of operations for the Company’s unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior for the years ended December 31, 2013, 2012 and 2011.

As of and year ended December 31, 2013
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$26,528	$20,860	$47,388
Total Liabilities	20,801	12,841	33,642
Members Equity	5,727	8,019	13,746
NGHC's 50% ownership interest	$2,864	$4,010	$6,872
Condensed results of operations
Revenue	$4,975	$—	$4,975
Expenses	6,092	113	6,205
Net Loss	$(1,117)	$(113)	$(1,230)
NGHC's 50% ownership interest	$(559)	$(57)	$(616)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of and year ended December 31, 2012
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$26,220	$20,480	$46,700
Total Liabilities	20,878	12,349	33,227
Members Equity	5,342	8,131	13,473
NGHC's 50% ownership interest	$2,671	$4,066	$6,737
Condensed results of operations
Revenue	$3,883	$—	3,883
Expenses	3,599	(161)	3,438
Net Income	$284	$161	$445
NGHC's 50% ownership interest	$142	$81	$223

As of and year ended December 31, 2011
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$9,729	$—	$9,729
Total Liabilities	1,659	—	1,659
Members Equity	7,522	—	7,522
NGHC's 50% ownership interest	$3,761	$—	$3,761
Condensed results of operations
Revenue	$1,743	$—	$1,743
Expenses	1,743	—	1,743
Net Income	$—	$—	$—
NGHC's 50% ownership interest	$—	$—	$—

The Company also has a 34.74% ownership interest in American Tax Credit Georgia Fund III, LLC (“ATC”) which in turn is an investor in apartment complexes that qualify for credits under Georgia Affordable Housing Act.  Unrelated third parties own the remaining 65.26% interest in ATC.  The Company’s interest in ATC as of December 31, 2013 and 2012 was $135 and $395, respectively.  For the years ended 2013, 2012 and 2011 the Company recorded equity in earnings from ATC in the amount of $(260), $(260) and $(365) respectively.

6. Acquisitions and Disposals

In December 2013, the Company acquired all of the issued and outstanding stock of Ikano Re S.A for $35,741. The entity was renamed National General Alpha Re (“Alpha”). Alpha is a captive insurer incorporated in Luxembourg that allows the Company to obtain the benefits of its capital and utilization of its existing and future loss reserves through a series of reinsurance agreements with one of the Company’s subsidiaries.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 2013
Assets
Cash and invested assets	$39,542
Prepaid assets	196
Intangible assets	132
Total Assets	39,870
Liabilities
Accounts payable and accrued expenses	57
Deferred tax liability	10,241
Total Liabilities	10,298
Net assets purchased	29,572
Purchase price	35,741
Goodwill recorded	$6,169

The goodwill and intangible assets related to the Alpha acquisition were assigned to the Property and Casualty segment.
On April 15, 2013, the Company acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”) for an initial purchase price of approximately $23,640 in cash and $19,200 in deferred purchase obligations. The transaction includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) which when combined with EHC’s equity at closing exceeds the initial purchase price, the Company shall pay the seller an amount corresponding to fifty percent of EHC’s EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. The Company estimates the total purchase price, including the fair value of the deferred arrangement, will be approximately $42,840. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

April 2013
Assets
Cash and invested assets	$873
Receivables	10,786
Intangible assets	20,100
Premises and equipment	1,731
Prepaid and other assets	146
Total Assets	33,636
Liabilities
Accounts payable and accrued expenses	10,706
Deferred tax liability	5,518
Total liabilities	16,224
Net assets purchased	17,412
Purchase price	42,840
Goodwill recorded	$25,428

The goodwill and intangible assets related to the acquisition of EHC are assigned to the Accident and Health segment.
In February 2012, the Company acquired 100% equity interest of VelaPoint LLC (“VelaPoint”) and Reliant Financial Group, LLC and its subsidiary, America’s Health Care/Rx Plan Agency, Inc. (“Reliant”) for approximately $6,450 and $1,050, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

February 2012
	VelaPoint	Reliant
Assets
Cash and invested assets	$147	$524
Premiums and other receivables	27	228
Commissions receivable	1,098	1,074
Premise and equipment	33	—
Intangible assets	2,350	—
Other assets	22	9
Total assets	3,677	1,835
Liabilities
Accounts payable and accrued expenses	34	480
Notes payable	206	1,500
Deferred commission	3,348	1,336
Total liabilities	3,588	3,316
Net assets purchased	89	(1,481)
Purchase price	6,450	1,050
Goodwill recorded	$6,361	$2,531

The goodwill and intangible assets related to the acquisitions of VelaPoint and Reliant are assigned to the Accident & Health segment.
In June 2012, the Company acquired all of the issued and outstanding stock of Capgemini Reinsurance Company S.A. (“NGHC Lux RE”) for $125,616. NGHC Lux RE is a insurer incorporated in Luxembourg that allows the Company to obtain the benefits of its capital and utilization of its existing and future loss reserves through a series of reinsurance agreements with one of the Company’s subsidiaries.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 2012
Assets
Cash and invested assets	$135,408
Intangible assets	132
Other	2
Total assets	135,542
Liabilities
Deferred tax liability	38,888
Accounts payable and accrued expenses	73
Total liabilities	38,961
Net assets purchased	96,581
Purchase price	125,616
Goodwill recorded	$29,035

The goodwill and intangible assets acquired as a result of the NGHC Lux RE acquisition are assigned to the Property & Casualty segment.
In November 2012, the Company acquired National Health Insurance Company (“NHIC”) for $10,618. NHIC is a legal reserve life insurance company with accident, health, and life insurance policies in force. The Company is licensed to operate in 40 states and the District of Columbia.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

November 2012
Assets
Cash and invested assets	$10,885
Premiums and other receivables	12
Prepaid and other assets	63
Deferred tax asset	3,728
Intangible assets	1,435
Total assets	16,123
Liabilities
Loss and loss adjustment expenses	1,684
Unearned premium	13
Accounts payable and accrued expenses	80
Total liabilities	1,777
Net assets purchased	14,346
Purchase price	10,618
Bargain purchase gain	$3,728

The intangible assets acquired as a result of the NHIC acquisition are assigned to the Accident & Health segment.
On September 1, 2012, the Company acquired a group of companies affiliated with the accident and health insurance industry for $1,250. The companies purchased were Alliance of Professional Service Organizations, LLC, Association of Independent Beverage Distributors, LLC, Distributor Innovations and Benefit Savings Solution, LLC, Distributors Insurance Company PCC, AIBD Insurance Company IC, Professional Services Captive Corporation IC, and Red Partners Operating Solutions, LLC (collectively, “TABS”). During 2013, the Company adjusted certain assumed assets and liabilities as of the acquisition date. As a result, the Company recorded deferred tax liability and additional goodwill of approximately $1,610.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

September 2012
Assets
Cash and invested assets	$3,733
Premiums and other receivables	673
Intangible assets	4,600
Total assets	9,006
Liabilities
Loss and loss adjustment expenses	8,885
Accounts payable and accrued expenses	709
Deferred tax liability	1,278
Total liabilities	10,872
Net assets purchased	(1,866)
Purchase price	1,250
Goodwill recorded	$3,116

The goodwill and intangible assets related to the TABS acquisition were assigned to the Accident & Health segment.
On October 31, 2012, the Company sold 100% of its common stock in AAIC to ACP Re Ltd, an affiliated Bermuda company controlled by the Ultimate Parent of the Company for $2,665. The sale of AAIC resulted in the Company recording a return of capital of $1,359.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In November 2011, the Company acquired a 70% equity interest in ClearSide General Insurance Services, LLC (“ClearSide”) for approximately $2,900. In June 2012, the Company acquired the remaining 30% equity interest in ClearSide for approximately $1,500. The goodwill recorded as a result of the ClearSide acquisition is assigned to the Property and Casualty segment.
7. Goodwill and Intangible Assets, Net

The composition of goodwill and intangible assets at December 31, 2013 and 2012 consisted of the following:

As of December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$4,757	$1,143	5 years
Loss reserve discount	12,451	11,672	779	7 years
Agent relationships	31,850	3,591	28,259	11 - 17 years
Affinity partners	800	289	511	11 years
Operating lease	3,508	2,934	574	4.6 years
Non-compete	2,500	1,917	583	5 years
State licenses	54,715	—	54,715	indefinite life
Goodwill	70,351	—	70,351	indefinite life
Total	$182,075	$25,160	$156,915

As of December 31, 2012	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$2,795	$3,105	5 years
Loss reserve discount	12,451	10,797	1,654	7 years
Agent relationships	11,750	1,357	10,393	7 - 12 years
Affinity partners	800	206	594	11 years
Operating lease	3,508	2,168	1,340	4.6 years
Non-compete	2,500	1,417	1,083	5 years
State licenses	54,567	—	54,567	indefinite life
Goodwill	40,199	—	40,199	indefinite life
Total	$131,675	$18,740	$112,935	10 years average
Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. For the years ended December 31, 2013, 2012 and 2011, the Company amortized approximately $6,420, $6,031, and $7,675 respectively, related to its intangible assets with a finite life. The estimated aggregate amortization expense for each of the next five years is:

Year ending
2014	$5,595
2015	3,391
2016	3,029
2017	2,877
2018 and thereafter	17,086
$31,978

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2011	$—	$—	$—
Goodwill additions	4,727	—	4,727
Balance as of January 1, 2012	$4,727	$—	$4,727
Goodwill additions	29,035	12,125	41,160
Sale of subsidiary	(1,005)	—	(1,005)
Impairment	(4,683)	—	(4,683)
Balance as of January 1, 2013	$28,074	$12,125	$40,199
Goodwill additions	6,169	25,428	31,597
Impairment	(1,445)	—	(1,445)
Balance as of December 31, 2013	$32,798	$37,553	$70,351

The Company performs an impairment analysis at the reporting unit level using a two-step impairment test. In evaluating goodwill for potential impairment, management compares the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value, the goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. In case of NGHC Lux Re reporting unit (“RU”), a step 1 analysis was performed to determine whether impairment existed using a December 31 measurement date. Since Luxembourg captives are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and were used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that RU’s carrying value exceeded its fair value. Accordingly the Company performed a Step 2 impairment test and recorded a non-cash goodwill impairment charge of $1,445 and $4,683 as of December 31, 2013 and 2012, respectively.

8. Premiums and Other Receivables, Net

Premiums and other receivables, net at December 31, 2013 and 2012 consisted of the following:

December 31,	2013	2012
Premiums receivable	$332,196	$331,227
Reinsurance recoverable on paid losses and loss adjustment expenses (includes $74,006 and $86,664 from related parties in 2013 and 2012, respectively)	104,619	115,191
Commission receivables	13,197	2,288
Other receivables	5,304	8,007
Allowance for uncollectible amounts	(6,064)	(6,573)
Total premiums and other receivables, net	$449,252	$450,140

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Premises and Equipment, Net

The composition of the premises and equipment at December 31, 2013 and 2012 consisted of the following:

As of December 31, 2013	Cost	Accumulated Depreciation	Net Value
Buildings	$3,758	$197	$3,561
Furniture and equipment	367	77	290
Leasehold improvements	2,847	2,406	441
Hardware and software	64,318	39,404	24,914
Work-in-process systems and software	329	—	329
	$71,619	$42,084	$29,535

As of December 31, 2012	Cost	Accumulated Depreciation	Net Value
Buildings	$3,082	$93	$2,989
Vehicles	120	29	91
Furniture and equipment	271	36	235
Leasehold improvements	2,909	1,826	1,083
Hardware and software	51,205	26,495	24,710
Work-in-process systems and software	1,604	—	1,604
	$59,191	$28,479	$30,712

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2013, 2012 and 2011 was $13,685, $13,958 and $9,655, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Income Taxes
Federal income tax expense attributable to income from continuing operations consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Current expense (benefit)
Federal	$18,446	$47,958	$20,408
Foreign	—	—	—
Total current tax expense	$18,446	$47,958	$20,408
Deferred expense (benefit)
Federal	$(5,519)	$(30,651)	$7,893
Foreign	(1,787)	(4,998)	—
Total deferred tax expense (benefit)	(7,306)	(35,649)	7,893
Provision for income taxes	$11,140	$12,309	$28,301

The domestic and foreign components of income before taxes and equity in earnings of unconsolidated subsidiaries for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011

Domestic	$33,873	$70,674	$48,655
Foreign	18,384	(24,321)	—
Total	$52,257	$46,353	$48,655
Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax liability are presented below:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses	$8,275	$8,137
Unearned premiums	31,563	32,156
Bad debt	2,118	2,242
Depreciation	3,018	725
Contingent commissions	10,746	7,371
Loss reserve discounting	2,548	4,835
Suspended Subpart F losses	7,934	7,345
Net operating loss carryforwards	3,331	2,465
Capital loss carryforwards	692	—
Partnership Activity	1,017	—
Translation Adjustment	238	—
Other	2,307	1,474
Gross deferred tax assets	73,787	66,750
Deferred tax liabilities:
Deferred acquisition costs	21,946	21,082
Investments items	730	530
Intangible assets	24,810	22,212
Premises and equipment	4,759	4,759
Statutory equalization reserves	42,965	34,034
Unrealized capital gains	2,598	17,572
Other	455	954
Gross deferred tax liabilities	98,263	101,143
Deferred tax liability, net	$24,476	$34,393

There were no deferred tax asset valuation allowances at December 31, 2013 and 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition.
The Company has net operating carryforwards of $9,517, $7,042 and $0 available for tax purposes for the years ended December 31, 2013, 2012 and 2011, respectively. There are no carryforwards related to the year ended December 31, 2011.
Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory Federal tax rate of 35%. The reasons for such differences are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year ended December 31, 2013
	Amount	Tax Rate
Income before taxes	$52,257
Tax rate	35.00%
Computed "expected" tax expense	$18,290	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(903)	(1.73)
Non-deductible meals and entertainment	129	0.25
Exempt foreign income	(4,201)	(8.04)
Exempt foreign amortization	413	0.79
Statutory equalization reserves	(1,787)	(3.42)
State tax	3,309	6.33
Return to provision	(2,479)	(4.74)
Other permanent items	(1,631)	(3.12)
Total income tax reported	$11,140	21.32%

Year ended December 31, 2012
	Amount	Tax Rate
Income before taxes	$45,015
Tax rate	35.00%
Computed “expected” tax expense	$15,755	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(1,030)	(2.29)
Non-deductible meals and entertainment	128	0.28
Equity method income	114	0.25
Exempt foreign income	(547)	(1.22)
Loss on sale of company	(1,305)	(2.90)
State tax	1,172	2.60
Goodwill impairment	1,696	3.77
Statutory equalization reserves	(4,998)	(11.10)
Prior year deferral adjustment	2,164	4.81
Other permanent items	(840)	(1.86)
Total income tax reported	$12,309	27.34%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year ended December 31, 2011
	Amount	Tax Rate
Income before taxes	$72,415
Tax rate	35.00%
Computed “expected” tax expense	$25,345	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(718)	(0.99)
Non-deductible meals and entertainment	133	0.18
NOL carryforward	(22)	(0.03)
State tax	1,367	1.89
Return to provision adjustment	(476)	(0.66)
Deferred tax true-up	2,674	3.69
Other permanent items	(2)	—
Total income tax reported	$28,301	39.08%

In 2012, we formed a Luxembourg holding company and acquired National General Lux Re, a licensed Luxembourg reinsurer. In 2013, we acquired National General Alpha Re, a second Luxembourg reinsurer. Luxembourg reinsurers record a statutory equalization reserve which is a compulsory volatility or catastrophe reserve in excess of ordinary reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to statutory net income or loss, determined based on premiums and investment income less incurred losses and operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis. Luxembourg does not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance company. However, if the reinsurance company were to cease reinsuring business without exhausting the equalization reserves, it would recognize income in the amount of the unutilized equalization reserves that would be taxed by Luxembourg at a rate of approximately 30%.
The Company establishes a deferred tax liability equal to approximately 30% of the unutilized statutory equalization reserves. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company. As of December 31, 2013 and 2012, the Company had approximately $141,690 and $112,966 of unutilized equalization reserves and an associated deferred tax liability of approximately $42,507 and $34,034, respectively. For the years ended December 31, 2013 and 2012, income tax expense included a tax benefit of $1,787 and $4,998, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurer. The effect of this tax benefit reduced the effective tax rate by 3.42% for the year ended December 31, 2013 and 11.1% for the year ended December 31, 2012.

There were no unrecognized tax benefits at December 31, 2013, 2012, or 2011 that, if recognized, would affect the Company’s effective tax rate.
The Company recognizes interest expense related to unrecognized tax benefits in tax expense, net of Federal income tax. There were no accrued interest and penalties recognized in the Company’s consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011 there was no interest related to unrecognized tax expense in the consolidated statements of comprehensive income. The Company has no penalties included in calculating its provision for income taxes. All tax liabilities are payable to the Internal Revenue Service.
The only event reasonably possible to occur within 12 months of the reporting date is the addition of the most recent year to the Company’s tax contingency reserves and the release of the oldest year for which taxes are reserved. The projected net movement in the Company’s tax contingency reserves resulting from this projected movement is not considered to be material by the Company.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s subsidiaries are currently open to audit by the Internal Revenue Service for the years ended December 31, 2010 and thereafter for Federal tax purposes.
11. Reinsurance

The Company assumes and cedes insurance risks under various reinsurance agreements, on both a pro rata basis and excess of loss basis. The Company purchases reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. The Company pays a premium as consideration for ceding the risk. The following is a summary of effects of reinsurance on premiums and losses for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$1,315,162	$1,325,251	$1,334,225	$1,294,736	$1,172,263	$1,171,844
Assumed	23,593	25,870	17,700	16,300	6,628	6,950
Total Gross Premiums	1,338,755	1,351,121	1,351,925	1,311,036	1,178,891	1,178,794
Ceded	(659,439)	(663,055)	(719,431)	(736,784)	(640,655)	(680,584)
Net Premiums	$679,316	$688,066	$632,494	$574,252	$538,236	$498,210

	Year Ended December 31,
	2013		2012		2011
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE expense	$14,154	$442,251	$8,601	$729,920	$5,574	$645,019

	As of December 31,
	2013		2012
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$6,298	$950,828	$8,106	$991,447
Unearned premiums	2,529	50,878	3,626	54,495

The Company’s reinsurance transactions include premiums written under state-mandated involuntary plans for commercial vehicles and premiums ceded to state-provided reinsurance facilities such as Michigan Catastrophic Claims Association (“MCCA”) and North Carolina Reinsurance Facility (“NCRF” or “the Facility”) (collectively, “State Plans”), for which it retains no loss indemnity risk. Prepaid reinsurance premiums are earned on a pro- rata basis over the period of risk, based on a daily earnings convention, which is consistent with premiums written.
MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $530 in 2013. The Company currently has claims with retentions from $250 to $530. All automobile insurers doing business in Michigan are required to participate in MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $460 to $480 on July 1, 2010, and increased to $500 in 2011 and will remain at this amount until June 30, 2013. Policies effective after July 1, 2013 will have a threshold of $530. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following is a summary of premiums and losses ceded to MCCA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Ceded earned premiums	$12,547	$10,485	$9,883
Ceded Loss and LAE	9,037	17,275	12,877

Reinsurance recoverables from MCCA as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Reinsurance recoverable on paid losses	$9,685	$6,937
Reinsurance recoverable on unpaid losses	694,885	703,546

NCRF is a mechanism for pooling of insurance risks for insureds who cannot obtain coverage by ordinary methods. Under the Facility law, licensed and writing carriers and agents must accept and insure any eligible applicant for coverages and limits which may be ceded to the Facility. The Facility accepts cession of bodily injury and property damage liability, medical payments, and uninsured and combined uninsured/underinsured motorist's coverages. Funding for the NCRF comes from collected premiums from automobile insurers based upon the provided coverage of the insured automobiles in the state. The following is a summary of premiums and losses ceded to NCRF for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Ceded earned premiums	$138,473	$145,200	$138,049
Ceded Loss and LAE	111,185	130,524	127,143

Reinsurance recoverables from NCRF as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Reinsurance recoverable on paid losses	$21,153	$18,023
Reinsurance recoverable on unpaid losses	74,891	81,970

The Company believes that it is unlikely to incur any material loss as a result of non-payment of amounts owed to the Company by MCCA and NCRF because (i) the payment obligations are extended over many years, resulting in relatively small current payment obligations, (ii) both MCCA and NCRF are supported by assessments permitted by statute, and (iii) the Company has not historically incurred losses as a result of non-payment. Because MCCA and NCRF are supported by assessments permitted by statute, and there have been no significant and uncollectible balances from NCRF and MCCA, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these entities.
In addition to the reinsurance programs described above, the Company utilizes the Personal Lines Quota Share reinsurance arrangement to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. For further discussion on the Personal Lines Quota Share arrangement, see Note 15, “Related Party Transactions”.
The Company has a concentration of credit risk associated with MCCA and NCRF, related to risks ceded in accordance with Michigan insurance law and the Company’s market share in North Carolina, respectively. Reinsurance recoverables on unpaid losses at December 31, 2013 and 2012 are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	As of December 31,
	2013	2012
MCCA	$694,885	$703,546
NCRF	74,891	81,970
Maiden Insurance Company	88,054	99,869
ACP Re Ltd	52,833	59,921
Technology	35,222	39,948
Other reinsurers' balances - each less than 5% of total	4,943	6,193
Total	$950,828	$991,447

The Company also has unauthorized reinsurance with ACP Re Ltd. and Maiden Insurance Company that requires the reinsurers to provide collateral to mitigate any risk of default.
12. Other Liabilities

Other liabilities at December 31, 2013 and 2012 consisted of the following:

December 31,	2013	2012
Bank overdrafts	$30,256	$39,513
Advance premiums	5,250	8,503
Deferred revenue	10,509	11,897
Premium and other taxes and assessments	3,930	8,998
	$49,945	$68,911

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and 2012 consisted of the following:

December 31,	2013	2012
Escheats payable	$9,292	$5,580
Accrued expenses related to employees	13,429	12,484
Accounts payable related to commissions	18,316	12,569
Premiums payable	3,101	1,626
License fee payable	7,610	4,448
Information technology payable	5,905	3,351
Printing fee payable	1,389	1,519
Deferred purchase price	19,718	—
Dividends payable	797	—
Other	11,586	19,632
Total	$91,143	$61,209

14. Notes Payable

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company, on January 27, 2012, issued a promissory note to ACP Re Ltd.(“ACP Re”), a related party, in the amount of $14,700. On September 5, 2012, the Company issued a second promissory note to ACP Re in the amount of $4,000. On February 20, 2013, the Company amended and restated the two outstanding notes to ACP Re whereby these notes were consolidated into a single promissory note in the amount of $18,700. This note bears interest at a rate of 3.0% per annum. The outstanding principal and interest is due on January 1, 2017. Interest expense on this note for the years ended December 31, 2013 and 2012 were $555 and $431, respectively.
As part of the Company’s acquisition of Reliant Financial Group, LLC, the Company has an outstanding promissory note as of December 31, 2013 of $1,222 payable to Access Plans, Inc. (“VelaPoint Note #1”). The note was issued on February 22, 2012 and any outstanding balance bears interest at an annual rate of 5.0% per annum. Three payments of $400, $500 and $600 shall be due and payable thirty days after the anniversary date beginning in 2013. Interest expense on this note for the years ended December 31, 2013 and 2012 was $59 and $63, respectively.
Also as part of the Company’s acquisition of Reliant Financial Group, LLC, the Company entered into an agreement with the seller to pay $875 for his 50% ownership interest (“VelaPoint Note #2”). At the closing date, the Company paid $175 and entered into an agreement to pay the remaining $700 to the seller upon a Trigger Event or on February 16, 2015. The Trigger Event means the earlier of a) the closing of a merger or consolidation of the Company, b) the closing of a merger or consolidation of Reliant Financial Group with American Health Care Plan, Inc., c) the closing of a public offering. The imputed interest associated with this note for the years ending December 31, 2013 and 2012 was $18 and $15, respectively.
Upon the completion of Company’s purchase of VelaPoint, the Company entered into a note agreement of $184 with HealthCompare Insurance Services, Inc. (“VelaPoint Note #3”). This note matures on July 1, 2014. As of December 31, 2013, the outstanding balance is $92. The imputed interest associated with this note for the years ending December 31, 2013 and 2012 was $4 and $4, respectively.
During the first quarter of 2013, the Company entered into a credit agreement to establish an unsecured $90,000 line of credit with JPMorgan Chase, N.A. Interest payments are required to be paid monthly on any unpaid principal and bear interest at a rate of LIBOR plus 250 basis points. The credit agreement has a maturity date of February 20, 2016. As of December 31, 2013, there was an outstanding balance on the line of credit of $59,200, which reduced the availability on the line of credit to $30,800 as of December 31, 2013.

Maturities of the Company's debt for the five years subsequent to December 31, 2013 are as follows:

December 31,	2014	2015	2016	2017	2018	Total
Line of credit	$—	$—	$59,200	$—	$—	$59,200
Promissory notes - ACP Re Ltd.	—	—	—	19,928	—	19,928
VelaPoint Note #1	622	600	—	—	—	1,222
VelaPoint Note #2	700	—	—	—	—	700
VelaPoint Note #3	92	—	—	—	—	92
	$1,414	$600	$59,200	$19,928	$—	$81,142
15. Related Party Transactions

The founding and majority shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re Ltd. (“ACP”). The Company provides and receives services from these related entities as follows:
Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Amounts paid to AIIM totaled $1,612, $1,571 and $1,608 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there was a payable to AIIM related to these services in the amount of $439 and $383, respectively.
AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with GMAC Insurance Management Corporation, a wholly owned subsidiary of the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. The amounts charged for such expenses were $4,551, $2,939 and $223 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there was a payable for these services in the amount of $1,389 and $1,518, respectively.
AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp., a wholly-owned subsidiary of the Company. The amounts charged for such expenses were $3,803, $5,231 and $4,746 during the years ended December 31, 2013, 2012 and 2011, respectively, of which amounts capitalized in property and equipment were $3,478, $4,476 and $3,984 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there was a payable for these services in the amount of $777 and $1,108, respectively.
In addition, as a consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premiums of NGHC and its affiliates plus the Company’s costs for support services. The amounts charged for such fees were $14,244, $8,171 and $906 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there were payables for these services in the amount of $7,610 and $4,448, respectively.
On September 1, 2012 the Company purchased TABS. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of December 31, 2013 and 2012, the Company had a receivable (payable) of $4,955 and $(3,225), respectively. All balances due to and from this entity are settled at a minimum on a quarterly basis.
On November 9, 2012, a wholly-owned subsidiary, GMAC Insurance Management Corporation entered into a management agreement with an affiliated company, Agent Alliance Insurance Company, (“AAIC”), whereby GMAC Insurance Management Corporation can perform various services on behalf of AAIC. The Company received management fees from AAIC of $84 and $496 for the year ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, there was a receivable (payable) due to AAIC of $207 and $(2,681), respectively. All balances due under this agreement are settled quarterly within thirty days after quarter-end.
On July 1, 2012, a wholly-owned subsidiary, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net written premiums generated to the program. The amounts charged for such fees for the year ended December 31, 2013 and 2012 was $134 and $15, respectively. As of December 31, 2013 and 2012, there was a payable for these services in the amount of $26 and $15, respectively.
On November 9, 2012, a wholly-owned subsidiary, Integon National, entered into a reinsurance agreement with an affiliated company, AAIC, whereby AAIC cedes 100% of the total written premiums, acquisition costs and incurred losses and LAE on business with effective dates before and after November 9, 2012. The agreement has an indefinite term.
On March 22, 2012, a wholly-owned subsidiary, Integon National, entered into a reinsurance agreement with an AmTrust subsidiary, Agent Alliance Reinsurance Company (“AARC”) whereby the Company cedes 25% of the business written by certain agents who are members of the Company’s captive agent program along with 25% of any related losses. The Company shall receive a ceding commission of 25% of the associated ceded premiums. The agreement is effective for the agreement year, as defined, which is the calendar year or part thereof commencing on or after the effective date and each subsequent calendar year or part thereof, through termination of the agreement. Each party may terminate the agreement by providing a 90 day written notice.
On January 1, 2013, the Company entered into a quota share agreement with Wesco Insurance Company (“Wesco”) to assume 100% of the accident and health business written before January 1, 2013. The Company will reinsure 100% of the existing obligations with respect to the accident and health program, including a loss portfolio transfer of 100% of loss and LAE reserves and unearned premium as of the effective date in exchange for an amount equal to 100% of the loss and LAE reserves and unearned premium reserves related to the existing contracts and 100% of the business fronted by Wesco on behalf of the Company after the effective date less the fronted ceded commission of 5% of premiums written, plus the related fronting acquisition costs and fronting inuring reinsurance costs, both meaning the actual costs paid by Wesco to the third parties to cover those transactions. This agreement shall not be terminated by either party except by written notification by both parties on the date indicated in the agreement.
The amounts related to these reinsurance treaties are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(200)	$836	$1,359
Wesco	(1,067)	—	13
AARC	457	78	(281)

December 31, 2012	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(390)	$—	$4,230
AARC	71	13	(52)

Year Ended December 31, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$4,103	$(631)	$2,445
Wesco	14,681	(4,175)	8,556
AARC	(1,197)	390	(750)

For the year ended December 31, 2012	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$826	$(407)	$587
AARC	(132)	47	(85)

The Company participates in a quota share reinsurance treaty with the following related entities whereby it cedes 50% of the total net earned premiums and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”).
On August 1, 2013, the Company provided notice to parties of its NGHC Quota Share agreement that it was terminating the agreement. The Company no longer cedes any net earned premiums and net incurred losses and LAE on business with effective dates after July 31, 2013. The termination is on a run-off basis, meaning the Company will continue to cede 50% of the net premiums and the related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies.

The NGHC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.
The percentage breakdown by reinsurer of such 50% is as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Name of Insurer	Percentage Participation
ACP Re Ltd.	30%
Maiden Insurance Company, a subsidiary of Maiden	50%
Technology Insurance Company, a subsidiary of AmTrust	20%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

Year Ended December 31, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$149,954	$46,943	$94,802
Maiden Insurance Company	249,924	78,224	158,004
Technology Insurance Company	99,970	31,181	63,201
Total	$499,848	$156,348	$316,007

Year Ended December 31, 2012	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$168,395	$50,971	$117,510
Maiden Insurance Company	280,657	85,363	195,850
Technology Insurance Company	112,264	34,046	78,345
Total	$561,316	$170,380	$391,705

Year Ended December 31, 2011	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$147,507	$44,990	$99,430
Maiden Insurance Company	245,844	74,982	165,716
Technology Insurance Company	98,338	29,993	66,281
Total	$491,689	$149,965	$331,427
Included in ceding commission income was $86,514, $95,616 and $88,146 which represented recovery of successful acquisition cost of the reinsured contracts for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts have been netted against acquisition and other underwriting costs in the accompanying consolidated statements of income.

December 31, 2013	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$74,997	$7,669	$30,604
Maiden Insurance Company	124,995	12,782	51,021
Technology Insurance Company	49,998	4,958	20,408
Total	$249,990	$25,409	$102,033

December 31, 2012	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$85,914	$7,853	$43,605
Maiden Insurance Company	143,190	13,089	72,674
Technology Insurance Company	57,276	5,236	29,070
Total	$286,380	$26,178	$145,349

The Company nets the ceded commission receivable against ceded premium payable in the consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, NGHC will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of NGHC or cash. ACP Re Ltd. and Maiden Insurance Company held assets in trust in the amount of $57,959 and $104,824, respectively, as of December 31, 2013 and $55,275 and $96,196, respectively, as of December 31, 2012.
In 2010, the Company and AmTrust formed Tiger and AMT for the purposes of acquiring certain life settlement contracts. For further discussion on the Tiger and AMT arrangements, see Note 3, “Investments”.
800 Superior LLC and Affiliated Entities
As described in Note 5, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $2,143 and $1,391 for the years ended December 31, 2013 and 2012, respectively.
In September 2012, 800 Superior, LLC received $19,400 in net proceeds from a financing transaction the Company and AmTrust entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for the office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, AmTrust and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).
In addition to the capital contributions and loans from the Company, AmTrust and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8,000 through two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have an average interest rate of 1.7% per annum.
The Investment Funds then contributed the loan proceeds and capital contributions of $19,400 to two CDEs, which, in turn, loaned the funds on similar terms to 800 Superior, LLC. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by KCDC, net of allocation fees) will be used to fund the capital improvement project. As collateral for these loans, the Company has granted a security interest in the assets acquired with the loan proceeds.
The Company and AmTrust are each entitled to receive an equal portion of 49% of the benefits derived from the NMTCs generated by 800 Superior Investment Fund II LLC, while KCDC is entitled to the remaining 51%. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. During this seven years compliance period, the entities involved are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could require the Company to indemnify KCDC for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement. In addition, this transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase KCDC's interest in the Investment Funds in September 2019 at the end of the recapture period. Management believes that KCDC will exercise its put option and, therefore, attributed an insignificant value to the put/call.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

16. Unpaid Losses and Loss Adjustment Expenses
Activity in the reserves for unpaid losses and LAE is presented below:

	Year Ended December 31,
	2013	2012	2011
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of year	$1,286,533	$1,218,412	$1,081,630
Less: Reinsurance recoverables at beginning of year	(991,447)	(920,719)	(695,023)
Net balance at beginning of year	295,086	297,693	386,607
Incurred losses and LAE related to:
Current year	456,039	401,388	362,081
Prior year	6,085	1,298	(21,929)
Total incurred	462,124	402,686	340,152
Paid losses and LAE related to:
Current year	(265,907)	(279,178)	(232,600)
Prior year	(182,890)	(136,426)	(198,970)
Total paid	(448,797)	(415,604)	(431,570)
Acquired outstanding loss and loss adjustment reserve	—	10,311	2,504
Net balance at end of year	308,413	295,086	297,693
Plus reinsurance recoverables at end of year	950,828	991,447	920,719
Gross balance at end of year	$1,259,241	$1,286,533	$1,218,412

These revised reserve estimates are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of sound actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and future events beyond the control of management, such as changes in law, judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE. For additional information regarding reserve development attributable to prior years, see Item 1, "Business - Prior Year Loss Development”.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition to inflation, the average severity of claims is affected by a number of factors that may vary by types and features of policies written. Future average severities are projected from historical trends, adjusted for implemented changes in underwriting standards and policy provisions, and general economic trends. These estimated trends are monitored and revised as necessary based on actual development.

17. Commitments and Contingencies

Lease Commitments
The Company is obligated under approximately 14 leases for office space expiring at various dates through 2021. The lease expense for the years ended December 31, 2013, 2012 and 2011 was $11,958, $10,591, and $11,135, respectively. Future minimum lease commitments as of December 31, 2013 under non-cancellable operating leases for each of the next five years and thereafter are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ending December 31,
2014	$10,226
2015	5,091
2016	4,914
2017	4,952
2018	4,949
thereafter	37,461
Total	$67,593

Litigation
The Company’s insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and LAE reserves. The Company’s management believes the resolution of those actions will not have a material adverse effect on the Company’s financial position or results of operations.
Employment Agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

Year Ending December 31,
2014	$2,875
2015	1,135
2016	750
2017	83
2018	—
$4,843

18. Preferred Shares

In 2010, the Company issued to AmTrust for an initial purchase consideration of approximately $53,053, which was equal to 25% of the capital initially required by the Company, 53,054 shares of Series A Preferred Stock (the “Preferred Stock”). The Preferred Stock provided an 8% cumulative dividend, was non-redeemable and was convertible, at the holders’ option, into 21.25% of the issued and outstanding common stock of the Company. On June 5, 2013, the Company converted the issued and outstanding 53,054 shares of Preferred stock into 42,959 shares of common stock. Upon the conversion of the preferred stock, the company paid AmTrust all undeclared cumulative dividends totaling $12,202. As of December 31, 2013 and 2012, the Company had undeclared cumulative dividends of $0 and $10,046, respectively.

19. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $1,816, $1,931 and $2,122 for the years ended December 31, 2013, 2012 and 2011, respectively.

20. Statutory Financial Data

Applicable insurance department regulations require the Company’s insurance subsidiaries to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department of Insurance of the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

state of domicile. Statutory net income (loss) for the years ended December 31, 2013, 2012 and 2011 and statutory capital and surplus as per the annual financial statements of the Company’s insurance subsidiaries as of December 31 were as follows:

Year Ended December 31, 2013:	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$32,767	$2,787	$2,967
National General Insurance Company	25,800	370	4,498
Integon Preferred Insurance Company	8,394	127	1,482
Integon National Insurance Company	159,752	61,897	(33,202)
MIC General Insurance Corporation	20,234	369	1,086
National General Assurance Company	15,764	183	2,017
Integon Casualty Insurance Company	10,256	192	1,550
New South Insurance Company	15,621	288	4,091
Integon General Insurance Corporation	10,555	246	4,895
National General Insurance Company Online, Inc.	9,939	49	1,294
National Health Insurance Company	10,340	698	(1,246)
National General Re Ltd.	133,088	40,389	4,232

Year Ended December 31, 2012:	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$34,686	$3,275	$26,313
National General Insurance Company	34,770	407	12,574
Integon Preferred Insurance Company	6,962	104	3,573
Integon National Insurance Company	139,706	51,216	(34,275)
MIC General Insurance Corporation	20,807	881	6,250
National General Assurance Company	19,672	123	4,864
Integon Casualty Insurance Company	9,143	110	4,790
New South Insurance Company	13,196	146	11,317
Integon General Insurance Corporation	22,747	386	15,816
National General Insurance Company Online, Inc.	10,027	48	3,049
National Health Insurance Company	9,103	56	(751)
National General Re Ltd.	30,758	6,312	(2,923)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2011:	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$55,965	$15,177	$5,684
National General Insurance Company	54,975	4,626	4,639
Integon Preferred Insurance Company	12,156	2,616	879
Integon National Insurance Company	74,514	21,711	9,135
MIC General Insurance Corporation	12,850	3,554	710
National General Assurance Company	23,274	3,344	2,222
Integon Casualty Insurance Company	12,229	2,604	1,086
New South Insurance Company	27,175	8,775	1,784
Integon General Insurance Corporation	38,761	9,732	5,224
National General Insurance Online, Inc.	9,309	2,298	582
Agent Alliance Insurance Company	2,924	995	(226)

For the Company's U.S. insurance subsidiaries, the required statutory capital and surplus amount is equal to 1.5 times of authorized control level of risk based capital as defined by NAIC or the minimum amount required to avoid regulatory oversight. For National General Re Ltd., the amount is equal to the minimum capital required by Bermuda Monetary authority.
21. Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $79,286 and $32,413 as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011 there were $24,015, $151,960 and $0 dividends and return of capital paid by the insurance subsidiaries to the parent company, respectively. The Company obtained permission from the states of domicile before the dividends were paid. Thereafter, the parent company paid $54,105, $120,000 and $0 in the form of a capital contribution to its subsidiary, Integon National Insurance Company as of December 31, 2013, 2012 and 2011, respectively. During 2013, National Health Insurance Company received a capital contribution from its parent Integon Indemnity Corporation of $3,000.

22. Risk-Based Capital
Property and casualty insurance companies in the United States are subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2013 and 2012, the capital and surplus of the Company’s insurance subsidiaries exceeded the RBC requirements.
23. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2013, approximately 2,344,852 shares of Company common stock remained available for grants under the Plan.
The Company recognizes compensation expense under ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five years period following the date of grant for employee options. If a participant’s

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.
The fair value was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2013 and 2012:

	2013		2012
	Low-End	High End
Volatility	36.00%	39.00%	39.50%
Risk-free interest rate	0.95%	2.27%	2.00%
Weighted average expected life in years	6.25	6.50	6.50
Forfeiture rate	19.00%	19.20%	16.00%
Dividend rate	—%	—%	—%

Expected Price Volatility - this is a measure of the amount by which a price has fluctuated or is expected to fluctuate. It was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares are not traded on a public exchange. As a substitute for such estimate, the Company used a set of comparable companies in the industry in which the Company operates.
Risk-Free Interest Rate - this is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected Lives - this is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
Forfeiture Rate - this is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.
Dividend Yield - this is calculated by dividing the expected annual dividend by the share price of the Company at the valuation date. An increase in the dividend yield will decrease compensation expense.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s stock option activity for the years ended December 31, 2013, 2012 and 2011 is shown below:

Year Ended December 31,	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,339,601	$5.90	2,554,082	$3.71	—	$—
Granted	2,990,353	10.33	1,711,928	7.02	4,090,003	3.71
Forfeited	(271,591)	6.69	(1,926,409)	4.03	(1,535,921)	3.67
Exercised	—	—	—	—	—	—
Outstanding at end of year	5,058,363	$8.48	2,339,601	$5.90	2,554,082	$3.71

The weighted average grant date fair value of options granted was $4.20 and $2.45 in 2013 and 2012, respectively. The Company had approximately $7,670 and $3,405 of unrecognized compensation cost related to unvested stock options as of December 31, 2013 and 2012, respectively. As of December 31, 2013, all option grants outstanding had an approximate weighted average remaining life of 8.8 years. As of December 31, 2013 and 2012, there were approximately 853,554 and 461,100 exercisable shares with a weighted-average exercise price of $5.28 and $5.90, respectively. Compensation expense for share-based compensation was $2,727, $(117) and $779 during 2013, 2012 and 2011, respectively.

24. Earnings Per Share

On June 5, 2013, the Company converted its issued and outstanding 53,054 shares of 8% cumulative convertible Series A Preferred stock into 42,959 shares of common stock. On June 6, 2013, the Board of Directors approved and the Company implemented a 286.22 to 1 stock split of all issued and outstanding common stock on that date. As a result of the stock split, 159,161 shares of common stock owned by the Company’s principal shareholders and founders and 42,959 shares of common stock converted on June 5, 2013 were converted into 57,850,000 shares of common stock. The effect of the stock split is given a retroactive effect in the financial statements for all periods presented in accordance with ASC 260-10-55-12. In addition, the Company adjusted Share-Based Compensation note 23, as well as, common stock and additional paid-in capital by $453 to reflect the effects of the 286.22 to 1 stock split.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2013	2012	2011
Net income attributable to common NGHC stockholders	$40,151	$28,032	$39,772
Weighted average number of common shares outstanding – basic	65,017,579	45,554,570	45,554,570
Potentially dilutive securities:
Share options	1,495,315	436,700	619,308
Convertible preferred stock	5,288,719	12,295,430	12,295,430
Weighted average number of common shares outstanding – diluted	71,801,613	58,286,700	58,469,308

Basic earnings per share attributable to NGHC common stockholders	$0.62	$0.62	$0.87
Diluted earnings per share attributable to NGHC common stockholders	$0.59	$0.56	$0.75

As of December 31, 2013, 2012 and 2011, 3,643,552, 1,902,860 and 1,918,387 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

25. Segment Information

The Company currently operates two business segments, Property and Casualty and Accident and Health. The “Corporate & Other” segment represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated to Corporate & Other segment.

The following tables summarize the underwriting results of the Company’s operating segments:

Year ended December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$1,305,254	$33,501	$—	$1,338,755

Net premium written	646,100	33,216	—	679,316
Change in unearned premiums	8,749	1	—	8,750
Net earned premium	654,849	33,217	—	688,066
Ceding commission income - primarily related party	87,100	—	—	87,100
Service and fee income	82,752	44,789	—	127,541

Underwriting expenses:
Loss and loss adjustment expense	435,989	26,135	—	462,124
Acquisition and other underwriting expenses	110,509	24,378	—	134,887
General and administrative	252,345	28,207	—	280,552
Total underwriting expenses	798,843	78,720	—	877,563
Underwriting income (loss)	25,858	(714)	—	25,144
Net investment income	—	—	30,808	30,808
Net realized gains (losses)	—	—	(1,669)	(1,669)
Bargain purchase gain and other revenue	—	—	16	16
Equity in earnings of unconsolidated subsidiaries	—	—	1,274	1,274
Interest expense	—	—	(2,042)	(2,042)
Provision for income taxes	—	—	(11,140)	(11,140)
Net income attributable to non-controlling interest	—	—	(82)	(82)
Net income (loss) attributable NGHC	$25,858	$(714)	$17,165	$42,309

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year ended December 31, 2012	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$1,343,658	$8,267	$—	$1,351,925

Net premium written	624,453	8,041	—	632,494
Change in unearned premiums	(58,243)	1	—	(58,242)
Net earned premium	566,210	8,042	—	574,252
Ceding commission income - primarily related party	89,360	—	—	89,360
Service and fee income	77,373	16,366	—	93,739

Underwriting expenses:
Loss and loss adjustment expense	387,628	15,058	—	402,686
Acquisition and other underwriting expenses	99,699	11,072	—	110,771
General and administrative	241,046	5,598	—	246,644
Total underwriting expenses	728,373	31,728	—	760,101
Underwriting income (loss)	4,570	(7,320)	—	(2,750)
Net investment income	—	—	30,550	30,550
Net realized gains	—	—	16,612	16,612
Bargain purchase gain	—	—	3,728	3,728
Equity in losses of unconsolidated subsidiaries	—	—	(1,338)	(1,338)
Interest expense	—	—	(1,787)	(1,787)
Provision for income taxes	—	—	(12,309)	(12,309)
Net income (loss) attributable NGHC	$4,570	$(7,320)	$35,456	$32,706

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year ended December 31, 2011	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$1,178,891	$—	$—	$1,178,891

Net premium written	538,236	—	—	538,236
Change in unearned premiums	(40,026)	—	—	(40,026)
Net earned premium	498,210	—	—	498,210
Ceding commission income - primarily related party	77,475	—	—	77,475
Service and fee income	66,116	—	—	66,116
		—
Underwriting expenses:		—
Loss and loss adjustment expense	340,152	—	—	340,152
Acquisition and other underwriting expenses	75,191	—	—	75,191
General and administrative	208,939	—	—	208,939
Total underwriting expenses	624,282	—	—	624,282
Underwriting income	17,519	—	—	17,519
Net investment income	—	—	28,355	28,355
Net realized gains	—	—	4,775	4,775
Equity in earnings of unconsolidated subsidiaries	—	—	23,760	23,760
Interest expense	—	—	(1,994)	(1,994)
Provision for income taxes	—	—	(28,301)	(28,301)
Net income attributable to non-controlling interest	—	—	(14)	(14)
Net income attributable NGHC	$17,519	$—	$26,581	$44,100

The following tables summarize the financial position of the Company's operating segments as of December 31, 2013 and 2012:

December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$434,433	$14,819	$—	$449,252
Prepaid reinsurance premiums	50,878	—	—	50,878
Reinsurance recoverable on unpaid losses	950,828	—	—	950,828
Deferred commission and other acquisition costs	59,048	1,064	—	60,112
Goodwill and intangible assets, net	93,769	63,146	—	156,915
Corporate and other assets	—	—	1,169,530	1,169,530
Total	$1,588,956	$79,029	$1,169,530	$2,837,515

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2012	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$442,525	$7,615	$—	$450,140
Prepaid reinsurance premiums	54,495	—	—	54,495
Reinsurance recoverable on unpaid losses	991,447	—	—	991,447
Deferred commission and other acquisition costs	60,234	—	—	60,234
Goodwill and intangible assets, net	92,570	20,365	—	112,935
Corporate and other assets	—	—	1,044,072	1,044,072
Total	$1,641,271	$27,980	$1,044,072	$2,713,323

The following table shows an analysis of the Company's gross and net premiums written and net premiums earned written and new premiums earned by geographical location for the years ended December 31, 2013, 2012 and 2011:

Year ended December 31,	2013	2012	2011
Gross premiums written - North America	$1,338,755	$1,351,925	$1,178,891
Gross premiums written - other (predominantly Bermuda)	—	—	—
Net premiums written - North America	382,358	583,912	538,236
Net premiums written - other (predominantly Bermuda)	296,958	48,582	—
Net premiums earned - North America	391,108	525,670	498,210
Net premiums earned - other (predominantly Bermuda)	296,958	48,582	—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

26. Condensed Quarterly Financial Data (Unaudited)

The following tables summarize the Company's quarterly financial data:

	2013
	March 31,	June 30,	September 30,	December 31,
Total revenues	$211,725	$217,565	$233,268	$269,304
Net income	7,716	13,950	12,747	7,978
Net income attributable to NGHC common shareholders	6,410	13,054	12,747	7,940
Comprehensive income (loss) - attributable to NGHC shareholders	7,887	(12,042)	12,581	8,834
Basic earnings per common share attributable to NGHC shareholders	$0.14	$0.22	$0.16	$0.10
Diluted earnings per common share attributable to NGHC shareholders	$0.14	$0.19	$0.16	$0.10

	2012
	March 31,	June 30,	September 30,	December 31,
Total revenues	$188,462	$211,828	$194,921	$213,030
Net income	9,508	13,142	9,487	569
Net income (loss) attributable to NGHC common shareholders	8,339	11,974	8,318	(599)
Comprehensive income - attributable to NGHC shareholders	21,916	6,756	22,028	3,523
Basic earnings per common share attributable to NGHC shareholders	$0.18	$0.26	$0.19	$(0.01)
Diluted earnings per common share attributable to NGHC shareholders	$0.16	$0.23	$0.16	$0.01

27. Subsequent Events

On January 3, 2014, ACP Re, Ltd. (“ACP Re”), a Bermuda reinsurer that is a subsidiary of the Karfunkel Trust, entered into a merger agreement (the “Tower Merger Agreement”) with Tower Group International, Ltd (“Tower”) pursuant to which ACP Re has agreed to acquire Tower for the price of $3.00 per share. The transactions contemplated by the Tower Merger Agreement are subject to certain regulatory and shareholder approvals.
Simultaneously with the execution of the Tower Merger Agreement, the Company entered into a stock and asset purchase agreement (“Personal Lines Purchase Agreement”) with ACP Re pursuant to which the Company agreed to acquire the renewal rights and assets of the personal lines insurance operations of Tower (“Tower Personal Lines Business”), subject to the consummation of the transactions contemplated by the Tower Merger Agreement. Under the Personal Lines Purchase Agreement, the Company expects to acquire the assets necessary to support the Tower Personal Lines Business, including several of Tower’s domestic insurance companies, the Tower Personal Lines Business renewal rights, the systems, books and records required to effectively conduct the Personal Lines Business as well as the right to offer employment to certain Tower employees engaged in the conduct of the Tower Personal Lines Business.
The Company expects to acquire these assets from ACP Re for cash in an amount equal to approximately $132 million. The acquired companies will be used to support the Tower Personal Lines Business and will contain cash and other assets in an amount equivalent to the purchase price. The Company will not assume any of the historical liabilities of the acquired companies. Through a reinsurance agreement that will be fully collateralized, ACP Re will retain and run off all historical liabilities of the acquired companies. The acquisition is expected to close in the summer of 2014, pending the receipt of regulatory approvals and closing of the transactions contemplated by the Tower Merger Agreement. There is no assurance that modifications to the terms of the transaction described will not need to be made in order to obtain regulatory approval.

In addition, Integon National Insurance Company, the Company’s wholly-owned subsidiary, has entered into a reinsurance agreement (the “Cut-Through Reinsurance Agreement”) with several Tower subsidiaries. Under the Cut-Through Reinsurance Agreement, Integon has reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business and has assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. The agreement is effective solely with respect to losses occurring on or after January 1, 2014.
On January 16, 2014, the Company, through its wholly-owned subsidiary, National General Holdings Luxembourg, acquired a 100% equity interest of a Luxembourg reinsurer, Anticemex Reinsurance S.A., for a purchase price of approximately $62,700.
On February 19, 2014, the Company completed the sale of an aggregate of 13,570,000 shares of our common stock in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), for aggregate proceeds of approximately $190 million. FBR Capital Markets & Co. acted as the initial purchaser for the shares sold to investors pursuant to Rule 144A and Regulation S under the Securities Act, and as placement agent for the shares sold to investors pursuant to Regulation D under the Securities Act. The shares of common stock were sold to investors at an offering price of $14.00 per share. After deducting aggregate placement fees and initial purchaser’s discounts of approximately $11.4 million, the Company received net proceeds of approximately $178.5 million.
The Company has performed subsequent events procedures through March 28, 2014, which is the date the consolidated financial statements were available for issuance and there were no other subsequent events requiring adjustments to or disclosures in the consolidated financial statements.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of dollars)

December 31, 2013	Cost(1)	Value	Amount at which Shown in the Balance Sheet
Fixed Maturities:
Bonds:
U.S. government and government agencies	$30,655	$31,575	$31,575
State, municipal and political subdivision	101,105	99,584	99,584
Foreign government	—	—	—
Public utilities	24,262	23,380	23,380
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	734,179	745,972	745,972
Certificate of deposits	—	—	—
Total Fixed Maturities	890,201	900,511	900,511
Equity securities:
Common stock:
Pubic utilities banks, trust and insurance companies	1,939	1,939	1,939
Redeemable preferred stock	5,000	4,348	4,348
Total Equity Securities	6,939	6,287	6,287
Other Invested Assets (Approximates Market Value)	2,893	2,893	2,893
Total Investments	$900,033	$909,691	$909,691

(1)	Original cost of equity securities and as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premium or accrual of discount.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY
(in thousands of dollars, except shares and par value per share data)

	December 31,
	2013	2012
Assets
Investments:
Equity securities, available-for-sale, at fair value	$1,939	$—
Fixed maturities, available-for-sale, at fair value (amortized cost $63,702 and $0)	61,476	—
Equity investments in subsidiaries	620,474	470,444
Total investments	683,889	470,444
Accrued interest	188	—
Cash and cash equivalents	1,157	401
Deferred tax asset	1,227	—
Income tax receivable	138	—
Due from affiliates	16,267	—
Total Assets	$702,866	$470,845
Liabilities and Stockholders' Equity
Liabilities:
Due to affiliates - net	$—	$9,719
Notes payable	—	30,570
Line of credit	59,200	17,500
Other liabilities	799	14
Total Liabilities	59,999	57,803
Stockholders' Equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013; authorized 150,000,000 shares, issued and outstanding 45,554,570 shares - 2012	797	455
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 0 shares - 2013; par value $1,000 - authorized 71,000 shares, issued and outstanding 53,054 shares - 2012	—	53,054
Additional paid in capital	437,006	158,015
Accumulated other comprehensive income	7,425	32,474
Retained earnings	197,552	169,039
Total National General Holdings Corp. Stockholders' Equity	642,780	413,037
Non-controlling interest	87	5
Total Stockholders' Equity	642,867	413,042
Total Liabilities and Stockholders' Equity	$702,866	$470,845

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY
(in thousands of dollars)

	Year Ended December 31,
	2013	2012	2011
Income:
Investment income (loss)	$1,842	$(819)	$308
Net realized loss on investments	(2,830)	—	—
Other than temporary impairment loss	(2,869)	—	—
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	46,744	34,660	45,700
Total Income	42,887	33,841	46,008
Expenses:
Interest expense	1,916	1,775	1,936
Federal income tax benefit	(1,981)	(719)	(811)
Other	643	79	783
Total Expenses	578	1,135	1,908
Net Income	$42,309	$32,706	$44,100

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(in thousands of dollars)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$42,309	$32,706	$44,100
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity (earnings) losses of unconsolidated subsidiaries	(46,744)	(7,308)	(33,317)
Net amortization of discount on investments	(62)	—	—
Realized capital losses on sale of investments	2,830	—	—
Realized loss on other than temporary impairment	2,869	—	—
Stock compensation expenses	2,727	(111)	779
Changes in assets and liabilities:
Accrued interest	(188)	570	1,410
Other assets	—	—	428
Due to/from affiliates	(25,986)	—	—
Deferred tax asset	(448)	—	—
Income tax receivable	(138)	—	—
Other liabilities	867	316	7,772
Net Cash Provided By (Used in) Operating Activities	(21,964)	26,173	21,172
Cash Flows From Investing Activities:
Purchases of fixed maturities	(200,587)	—	—
Proceeds from sale of fixed maturities	102,279	—	—
Investment in consolidated subsidiaries	(89,583)	—	—
Net Cash Used In Investing Activities	(187,891)	—	—
Cash Flows From Financing Activities:
Proceeds from issuances of common and preferred stock	213,277	—	—
Return of capital	—	(1,359)	—
Notes payable repayments	(57,570)	(31,368)	(32,052)
Proceeds from notes payable	68,700	6,945	10,555
Dividends paid	(13,796)	—	—
Net Cash Provided By (Used In) Financing Activities	210,611	(25,782)	(21,497)
Net Increase (decrease) in Cash and Cash Equivalents	756	391	(325)
Cash and Cash Equivalents, Beginning of Period	401	10	335
Cash and Cash Equivalents, End of Period	$1,157	$401	$10

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands of dollars)

Years Ended December 31,

Segment	DAC	Loss and LAE	UPR	Earned Premium	Net Investment Income	Loss and LAE Incurred	DAC Amortization	General and Administrative Expenses	Net Premiums Written
2013
Property and casualty	$59,048	$1,253,516	$476,220	$654,849	$—	$435,989	$108,660	$252,345	$646,100
Accident and health	1,064	5,725	12	33,217	—	26,135	—	28,207	33,216
Corporate and other	—	—	—	—	30,808	—	—	—	—
Total	$60,112	$1,259,241	$476,232	$688,066	$30,808	$462,124	$108,660	$280,552	$679,316
2012
Property and casualty	$60,234	$1,276,700	$488,585	$566,210	$—	$387,628	$182,745	$241,046	$624,453
Accident and health	—	9,833	13	8,042	—	15,058	—	5,598	8,041
Corporate and other	—	—	—	—	30,550	—	—	—	—
Total	$60,234	$1,286,533	$488,598	$574,252	$30,550	$402,686	$182,745	$246,644	$632,494
2011
Property and casualty	$57,719	$1,218,412	$449,598	$498,210	$—	$340,152	$166,875	$208,939	$538,236
Accident and health	—	—	—	—	—	—	—	—	—
Corporate and other	—	—	—	—	28,355	—	—	—	—
Total	$57,719	$1,218,412	$449,598	$498,210	$28,355	$340,152	$166,875	$208,939	$538,236

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE
(in thousands of dollars)

Years Ended December 31,

	Gross Amount	Ceded to Other Companies	Assumed Other Companies	Net Amount	Percent of Amount Assumed to Net
2013
Premiums	$1,315,162	$(659,439)	$23,593	$679,316	3.5%
2012
Premiums	$1,334,225	$(719,431)	$17,700	$632,494	2.8%
2011
Premiums	$1,172,263	$(640,655)	$6,628	$538,236	1.2%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CASUALTY INSURANCE INFORMATION
(in thousands of dollars)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2013	$456,039	$6,085	$448,797
2012	$401,388	$1,298	$415,604
2011	$362,081	$(21,929)	$431,570

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of National General Holdings Corp. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
4.2
Registration Rights Agreement, dated as of October 16, 2009, by and among the Company, The Michael Karfunkel 2005 Grantor Retained Annuity Trust, Michael Karfunkel and AmTrust International Insurance, Ltd., as assignee of AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

4.3
Registration Rights Agreement, dated as of June 6, 2013, between the Company and FBR Capital Markets & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

4.4
Registration Rights Agreement, dated February 19, 2014, between the Company and FBR Capital Markets & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-36311) filed on February 20, 2014)

10.1
Credit Agreement, dated as of February 20, 2013, by and among American Capital Acquisition Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent and First Niagara Bank, N.A. as Documentation Agent and the various lending institutions party thereto(incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.2
Consent and Amendment No. 1, dated as of April 11, 2013, to Credit Agreement, dated as of February 20, 2013, by and among JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, KeyBank National Association, First Niagara Bank, N.A. and Associated Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.3
Amendment No. 2, dated as of August 6, 2013, to Credit Agreement, dated as of February 20, 2013, by and among JPMorgan Chase Bank, N.A., as Lender and Administrative Agent, KeyBank National Association, First Niagara Bank, N.A. and Associated Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.4
Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.5
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.6
Master Services Agreement between AmTrust North America, Inc. and National General Management Corp., dated February 22, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.7*
American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

Exhibit No.	Description
10.8*
Form of Statutory Time-Based Stock Option Agreement for the American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.9*
Amendment to Form of Statutory Time-Based Stock Option Agreement for the American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.10*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
10.11*
Form of Non-Qualified Stock Option Award Agreement for the NGHC 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.12*
Form of Incentive Stock Option Award Agreement for the NGHC 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.13
Second Amended and Restated Promissory Note, by and between NGHC and ACP Re, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.14*
Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.15*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Byron Storms (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.16*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Michael Weiner (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.17
Portfolio Transfer and Quota Share Agreement, dated as of January 1, 2013, by and between Wesco Insurance Company and National Health Insurance Comp (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.18
Amended and Restated Marketing Agreement, dated as of December 21, 2012, by and among Good Sam Enterprises, LLC, Camping World, Inc., CWI, Inc. and National General Insurance Marketing, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on September 24, 2013)

10.19
Amended and Restated Personal Lines Stock and Asset Purchase Agreement, effective as of January 3, 2014, by and between ACP Re, Ltd and NGHC (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (No. 333-190454) filed on January 31, 2014)

10.20
Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (No. 333-190454) filed on January 31, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management contract or compensatory plan or arrangement.