Form 10-Q
period 2014-03-31
National General Holdings Corp.
filed 2014-05-08
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 5, 2014, the number of common shares of the registrant outstanding was 93,344,400.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $1,080,464 and $757,188)	$1,105,404	$766,589
Equity securities, available-for-sale, at fair value (cost $6,939 and $6,939)	6,241	6,287
Equity investment in unconsolidated subsidiaries	135,827	133,193
Other investments	3,242	2,893
Securities pledged (amortized cost $71,067 and $133,013)	70,740	133,922
Total investments	1,321,454	1,042,884
Cash and cash equivalents	108,352	73,823
Accrued investment income	9,693	9,263
Premiums and other receivables, net	684,064	449,252
Deferred acquisition costs	99,093	60,112
Reinsurance recoverable on unpaid losses (includes $152,212 and $176,241 from related parties at March 31, 2014 and December 31, 2013, respectively)	927,475	950,828
Prepaid reinsurance premiums	57,570	50,878
Due from affiliate	10,400	4,785
Premises and equipment, net	29,562	29,535
Intangible assets, net	83,096	86,564
Goodwill	82,652	70,351
Prepaid and other assets	8,663	9,240
Total assets	$3,422,074	$2,837,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,315,479	$1,259,241
Unearned premiums	692,557	476,232
Unearned service contract and other revenue	8,958	7,319
Reinsurance payable (includes $71,366 and $76,360 to related parties at March 31, 2014 and December 31, 2013, respectively)	117,733	93,534
Accounts payable and accrued expenses	183,407	91,143
Securities sold under agreements to repurchase, at contract value	66,993	109,629
Deferred tax liability	36,970	24,476
Income tax payable	19,015	1,987
Notes payable	79,874	81,142
Other liabilities	45,498	49,945
Total liabilities	2,566,484	2,194,648
Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,344,400 shares - 2014; authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013	933	797
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Additional paid-in capital	615,927	437,006
Accumulated other comprehensive income	15,599	7,425
Retained earnings	223,012	197,552
Total National General Holdings Corp. Stockholders' Equity	855,471	642,780
Non-controlling interest	119	87
Total stockholders’ equity	855,590	642,867
Total liabilities and stockholders' equity	$3,422,074	$2,837,515

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premium income:
Gross premiums written	$646,142	$357,613
Ceded premiums (includes $30,277 and $144,100 to related parties in 2014 and 2013, respectively)	(78,657)	(185,097)
Net written premium	567,485	172,516
Change in unearned premium	(209,633)	(20,360)
Net earned premium	357,852	152,156
Ceding commission income (primarily related parties)	5,370	25,257
Service and fee income	36,706	27,262
Net investment income	9,214	6,473
Net realized gain on investments	—	1,698
Other revenue	7	16
Total revenues	409,149	212,862
Expenses:
Loss and loss adjustment expense	225,347	103,202
Acquisition costs and other underwriting expenses	74,373	30,210
General and administrative	76,199	66,809
Interest expense	593	343
Total expenses	376,512	200,564
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	32,637	12,298
Provision for income taxes	7,336	3,771
Income before equity in earnings (losses) of unconsolidated subsidiaries	25,301	8,527
Equity in earnings (losses) of unconsolidated subsidiaries	1,123	(811)
Net income	26,424	7,716
Net income attributable to non-controlling interest	(32)	(44)
Net income attributable to National General Holdings Corp. ("NGHC")	$26,392	$7,672
Dividends on preferred stock	—	(1,262)
Net income attributable to NGHC common stockholders	$26,392	$6,410
Earnings per common share:
Basic earnings per share	$0.31	$0.14
Diluted earnings per share	$0.30	$0.13
Dividends declared per common share	$0.01	$—
Weighted average common shares outstanding:
Basic	85,774,057	45,554,570
Diluted	86,884,898	58,779,309

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$26,424	$7,716
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax expense of $(304)	(597)	—
Unrealized holding (loss) gain on securities, net of tax expense of $4,478 and $(598) in 2014 and 2013, respectively	8,771	(1,111)
Reclassification adjustment for securities sold during the period, net of tax expense of $0 and $690 in 2014 and 2013, respectively	—	1,282
Other comprehensive income, net of tax	8,174	171
Comprehensive income	34,598	7,887
Comprehensive income attributable to non-controlling interest	(32)	(44)
Comprehensive income attributable to NGHC	$34,566	$7,843

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) (Unaudited)

Three Months Ended March 31, 2014
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867
Net income	—	—	—	—	—	26,392	—	32	26,424
Change in unrealized gains (loss) on investments, net of tax	—	—	—	—	—	—	8,771	—	8,771
Foreign currency translation, net of tax	—	—	—	—	—	—	(597)	—	(597)
Common stock dividends	—	—	—	—	—	(932)	—	—	(932)
Issuance of common stock	13,612,600	136	—	—	178,503	—	—	—	178,639
Stock option compensation	—	—	—	—	418	—	—	—	418
Balance March 31, 2014	93,344,400	$933	—	$—	$615,927	$223,012	$15,599	$119	$855,590

Three Months Ended March 31, 2013
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2013	45,554,570	$455	53,054	$53,054	$158,015	$169,039	$32,474	$5	$413,042
Net income	—	—	—	—	—	7,672	—	44	7,716
Change in unrealized gains (loss) on investments, net of tax	—	—	—	—	—	—	171	—	171
Capital contributions	—	—	—	—	10,274	—	—	—	10,274
Stock option compensation	—	—	—	—	367	—	—	—	367
Balance March 31, 2013	45,554,570	$455	53,054	$53,054	$168,656	$176,711	$32,645	$49	$431,570

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$26,424	$7,716
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	6,775	5,091
Net amortization of premium on investments	740	1,050
Stock compensation expense	418	367
Equity in (earnings) losses of unconsolidated subsidiaries	(1,123)	811
Net realized gain on investments	—	(1,698)
Realized loss on premise and equipment disposals	—	86
Bad debt expense	7,086	3,557
Foreign currency translation, net of tax	(597)	—
Changes in assets and liabilities:
Accrued investment income	(430)	1,569
Premiums and other receivables	(247,513)	(36,438)
Deferred acquisition costs, net	(38,981)	(3,338)
Reinsurance recoverable on unpaid losses	23,354	4,004
Prepaid reinsurance premiums	(6,692)	(2,619)
Prepaid expenses and other assets	576	(1,573)
Unpaid loss and loss adjustment expense reserves	56,238	(5,273)
Unearned premiums	216,325	22,979
Unearned service contract and other revenue	1,639	3,253
Reinsurance payable	24,199	7,787
Accounts payable	93,033	(5,212)
Income tax payable	17,028	(9,810)
Deferred tax liability	(12,199)	6,012
Other liabilities	(4,447)	(380)
Net cash provided by (used in) operating activities	161,853	(2,059)
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(1,576)	(3,068)
Purchases of other investments	(349)	—
Acquisition of consolidated subsidiaries, net of cash obtained	6,393	—
Purchases of short term investments	(124,000)	(68,306)
Proceeds from sale of short-term investments	124,000	72,911
Purchases of premises and equipment	(3,525)	(1,788)
Disposals of premises and equipment	—	49
Purchases of fixed maturities	(324,903)	(85,802)
Proceeds from sale and maturity of fixed maturities	62,834	110,024
Net cash provided by (used in) investing activities	(261,126)	24,020

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(42,636)	—
Securities sold but not yet purchased, net	—	(22,881)
Notes payable repayments	(1,394)	(30,988)
Proceeds from notes payable	125	21,760
Issuance of common stock	178,639	—
Dividends paid	(932)	—
Net cash provided by (used in) financing activities	133,802	(32,109)
Net increase (decrease) in cash and cash equivalents	34,529	(10,148)
Cash and cash equivalents, beginning of the period	73,823	39,937
Cash and cash equivalents, end of the period	$108,352	$29,789
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,700	$7,500
Cash paid for interest	728	570

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC on March 28, 2014. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to the Company.

3. Investments

(a) Available-for-Sale Securities

The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

March 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$(390)	$1,549
Preferred stock	5,000	—	(308)	4,692
Fixed maturities:
U.S. Treasury and Federal agencies	28,022	1,053	(34)	29,041
States and political subdivisions bonds	104,300	2,269	(2,175)	104,394
Residential mortgage-backed securities	379,763	4,575	(5,152)	379,186
Corporate bonds	617,880	27,478	(3,526)	641,832
Commercial mortgage-backed securities	21,566	125	—	21,691
Subtotal	$1,158,470	$35,500	$(11,585)	$1,182,385
Less: Securities pledged	71,067	492	(819)	70,740
Total	$1,087,403	$35,008	$(10,766)	$1,111,645

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876

The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2014	Cost or Amortized Cost	Fair Value
Due in one year or less	$4,862	$4,881
Due after one year through five years	91,046	96,702
Due after five years through ten years	557,661	577,436
Due after ten years	96,633	96,248
Mortgage-backed securities	401,329	400,877
Total	$1,151,531	$1,176,144

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2014	2013
Interest
Cash and short term investments	$10	$2
Fixed maturities	9,753	7,443
Investment Income	9,763	7,445
Investment expense	(469)	(923)
Repurchase Agreements interest expense	(80)	(49)
Net Investment Income	$9,214	$6,473

(c) Realized Gains and Losses

Proceeds from sales of fixed maturity securities during the three months ended March 31, 2014 and 2013 were $0 and $109,951, respectively.

The tables below indicate the gross realized gains and losses for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$—	$—	$—

Three Months Ended March 31, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$1,724	$(26)	$1,698

(d) Unrealized Gains and Losses

Unrealized gains (losses) on fixed maturity securities, equity securities and securities sold but not yet purchased consisted of the following:

March 31, 2014
Net unrealized loss on common stock	$(390)
Net unrealized loss on preferred stock	(308)
Net unrealized gain on fixed maturity securities	24,613
Deferred income tax expense	(8,084)
Net unrealized gain, net of deferred income tax expense	$15,831

Change in net unrealized gains, net of deferred income tax expense	$8,771

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013
Net unrealized loss on preferred stock	$(652)
Net unrealized gain on fixed maturity securities	10,310
Deferred income tax expense	(2,598)
Net unrealized gain, net of deferred income tax expense	$7,060

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses of fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
March 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$1,549	$(390)	1	$—	$—	—	$1,549	$(390)
Preferred stock	4,692	(308)	1	—	—	—	4,692	(308)
U.S. Government	8,253	(34)	1	—	—	—	8,253	(34)
States and political subdivisions	42,592	(1,108)	16	7,208	(1,067)	3	49,800	(2,175)
Residential Mortgage-backed	245,704	(5,152)	7	—	—	—	245,704	(5,152)
Corporate bonds	81,191	(1,765)	25	30,791	(1,761)	8	111,982	(3,526)
Total	$383,981	$(8,757)	51	$37,999	$(2,828)	11	$421,980	$(11,585)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 62 and 77 securities at March 31, 2014 and December 31, 2013, respectively that account for the gross unrealized loss, none of which are deemed by the Company to be an other-than-temporary impairment (“OTTI”). Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Restricted cash	$8,920	$1,155
Restricted investments - fixed maturities at fair value	33,120	42,092
Total restricted cash and investments	$42,040	$43,247

(g) Other

The Company enters into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), the Company receives cash or securities that it invests or holds in short-term or fixed income securities. As of March 31, 2014, the Company had collateralized borrowing transaction principal outstanding of $66,993 at interest rates between and 0.22% and 0.28%. As of December 31, 2013, the Company had collateralized borrowing transaction principal outstanding of $109,629 at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2014 and 2013 was $80 and $49, respectively. The Company has approximately $70,740 and $133,922 of collateral pledged in support for these agreements as of March 31, 2014 and December 31, 2013, respectively.

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
The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2014.
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
U.S. Treasury and Federal Agencies ‑ Comprised of primarily bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.
State and Political Subdivision Bonds ‑ Comprised of bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

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
Notes Payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt.
In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

March 31, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$1,549	$—	$—	$1,549
Preferred stock	—	4,692	—	4,692
Fixed maturities:				—
U.S. Treasury and Federal agencies	29,041	—	—	29,041
State and political subdivision bonds	—	104,394	—	104,394
Residential mortgage-backed securities	—	379,186	—	379,186
Corporate bonds	—	641,832	—	641,832
Commercial mortgage-backed securities	—	21,691	—	21,691
Other investments	—	—	3,242	3,242
Total assets	$30,590	$1,151,795	$3,242	$1,185,627

Liabilities
Securities sold under agreements to repurchase	$—	$66,993	$—	$66,993
Total liabilities	$—	$66,993	$—	$66,993

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Common stock	$1,939	$—	$—	$1,939
Preferred stock	—	4,348	—	4,348
Fixed maturities:				—
U.S. Treasury and Federal agencies	31,575	—	—	31,575
State and political subdivision bonds	—	99,584	—	99,584
Residential mortgage-backed securities	—	269,429	—	269,429
Corporate bonds	—	491,795	—	491,795
Commercial mortgage-backed securities	—	8,128	—	8,128
Other investments	—	—	2,893	2,893
Total assets	$33,514	$873,284	$2,893	$909,691

Liabilities
Securities sold under agreements to repurchase	$—	$109,629	$—	$109,629
Total liabilities	$—	$109,629	$—	$109,629

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these condensed consolidated financial statements.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at March 31, 2014. The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued interest, accounts payable and accrued expenses approximates fair value given the short-term nature of such items.

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

On March 28, 2013, the Company entered into a Stock Purchase Agreement with ACP Re Ltd. ("ACP Re") to acquire 50% of the issued and outstanding shares of AMT Capital Holdings S.A. (“AMTCH”), a Luxembourg Societe Anonyme, for a cash contribution in the amount of $12,136. ACP Re Ltd. and the Company are majority owned and controlled by a common parent and the transaction is accounted for as between entities under common control. AMTCH’s primary purpose is to acquire certain life settlement contracts. AmTrust owns the remaining 50% of AMTCH. The Company accounts for AMTCH using the equity method of accounting. The Company’s 50% equity interest in AMTCH at the acquisition date was approximately $22,411. The difference between the equity interest and consideration paid was recorded as additional paid-in capital of $10,275.

In December 2013, ACAI and AmTrust formed AMT Capital Holdings II S.A (“AMTCH II”). The company is equally owned by both parties and was established for the purpose of acquiring additional life settlement contracts.

A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The Company, along with AmTrust, is obligated to pay premiums on these life insurance policies as they come due. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third-party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

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

The Company currently has a fifty percent ownership interest in the LSC Entities that acquire life settlement contracts. AmTrust owns the remaining fifty percent interest in the LSC Entities.

The following tables present the investment activity in the LSC Entities.

Three Months Ended March 31, 2014
	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Balance at beginning of period	$73,186	$6,537	$32,966	$13,497	$126,186
Contributions	400	475	687	—	1,562
Equity in earnings (losses) of unconsolidated subsidiaries	(3,045)	27	(2,063)	6,481	1,400
Change in equity method investments	(2,645)	502	(1,376)	6,481	2,962
Balance at end of period	$70,541	$7,039	$31,590	$19,978	$129,148

Three Months Ended March 31, 2013
	Tiger	AMT Alpha	AMTCH	Total
Balance at beginning of period	$58,273	$8,211	$—	$66,484
Contributions	2,890	100	—	2,990
Acquisition of interest	—	—	22,411	22,411
Equity in earnings (losses) of unconsolidated subsidiaries	1,269	(2,056)	—	(787)
Change in equity method investments	4,159	(1,956)	22,411	24,614
Balance at end of period	$62,432	$6,255	$22,411	$91,098

The following tables summarize total assets and total liabilities as of March 31, 2014 and December 31, 2013 for the Company’s unconsolidated equity method investment in the LSC Entities.

March 31, 2014
Condensed balance sheet data	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Investments in life settlement contracts at fair value	$151,691	$14,709	$62,262	$39,537	$268,199
Total assets	157,511	15,428	63,507	41,847	278,293
Total liabilities	16,429	1,350	327	1,892	19,998
Members' equity	141,082	14,078	63,180	39,955	258,295
NGHC's 50% ownership interest	$70,541	$7,039	$31,590	$19,978	$129,148

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables summarize the results of operations for the Company's unconsolidated equity method investment in the LSC Entities for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014
Condensed results of operations	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Revenue, net of commission	$(5,579)	$59	$(3,958)	$13,668	$4,190
Total expenses	512	4	168	706	1,390
Net income (loss)	$(6,091)	$55	$(4,126)	$12,962	$2,800
NGHC's 50% ownership interest	$(3,045)	$27	$(2,063)	$6,481	$1,400

Three Months Ended March 31, 2013
Condensed results of operations	Tiger	AMT Alpha	Total
Revenue, net of commission	$3,073	$(4,097)	$(1,024)
Total expenses	535	14	549
Net income (loss)	$2,538	$(4,111)	$(1,573)
NGHC's 50% ownership interest	$1,269	$(2,056)	$(787)

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

The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the LSC Entities at the end of the reporting period. The LSC Entities consider the following factors in their fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The LSC Entities estimate the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding their life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the LSC Entities have determined to be 7.5%, to the expected cash flow generated by the policies in the life settlement portfolio

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the LSC Entities, quarterly, retain an independent third-party actuary to verify that the actuarial modeling used by the LSC Entities to determine fair value was performed correctly and that the valuation, as determined through the LSC Entities’ actuarial modeling, is consistent with other methodologies. The LSC Entities consider this information in their assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

The LSC Entities adjust the standard mortality for each insured for the insured’s life expectancy based on reviews of the insured’s medical records. The LSC Entities establish policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in their portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2014 and December 31, 2013 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	March 31, 2014	December 31, 2013
Average age of insured	80.4 years	80.1 years
Average life expectancy, months(1)	127	131
Average face amount per policy	$6,692	$6,611
Effective discount rate(2)	14.4%	14.2%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities' estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The increase in the EDR from December 31, 2013 to March 31, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.
The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2014 and December 31, 2013:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2014	$(33,032)	$34,621
December 31, 2013	$(29,537)	$31,313

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2014	$(22,413)	$25,228
December 31, 2013	$(20,055)	$22,605

(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of March 31, 2014. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2014	$39,790
2015	42,339
2016	62,240
2017	40,309
2018	38,319
Thereafter	583,031
Total	$806,028

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $561 and $536 for three months ended March 31, 2014 and 2013.

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”) (see Note 14, "Related Party Transactions"). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% in 800 Superior NMTC investment Fund II for which the Company is not a primary beneficiary.

The following tables present the investment activity in 800 Superior, LLC and East Ninth & Superior.

Three Months Ended March 31, 2014	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of period	$2,863	$4,009	$6,872
Contributions	14	—	14
Distributions	—	—	—
Equity in earnings of unconsolidated subsidiaries	(305)	29	(276)
Change in equity method investments	(291)	29	(262)
Balance at end of period	$2,572	$4,038	$6,610

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2013	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of period	$2,671	$4,066	$6,737
Contributions	—	—	—
Distributions	—	—	—
Equity in earnings of unconsolidated subsidiaries	(44)	21	(23)
Change in equity method investments	(44)	21	(23)
Balance at end of period	$2,627	$4,087	$6,714

The following tables summarize total assets and total liabilities as of March 31, 2014 and December 31, 2013 for the Company’s unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior.

March 31, 2014
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$25,775	$20,919	$46,694
Total Liabilities	20,631	12,843	33,474
Members Equity	5,144	8,076	13,220
NGHC's 50% ownership interest	$2,572	$4,038	$6,610

December 31, 2013
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$26,528	$20,860	$47,388
Total Liabilities	20,801	12,841	33,642
Members Equity	5,727	8,019	13,746
NGHC's 50% ownership interest	$2,863	$4,009	$6,872

The following tables summarize the results of operations for the Company's unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior for three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$1,243	$—	$1,243
Expenses	1,853	(57)	1,796
Net Loss	$(610)	$57	$(553)
NGHC's 50% ownership interest	$(305)	$29	$(276)

Three Months Ended March 31, 2013
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$1,187	$—	$1,187
Expenses	1,276	(42)	1,234
Net Loss	$(89)	$42	$(47)
NGHC's 50% ownership interest	$(44)	$21	$(23)

The Company also has a 34.74% ownership interest in American Tax Credit Georgia Fund III, LLC (“ATC”), which in turn is an investor in apartment complexes that qualify for credits under Georgia Affordable Housing Act.  Unrelated third parties own

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the remaining 65.26% interest in ATC. The Company’s interest in ATC as of March 31, 2014 and December 31, 2013 was $69 and $135, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded equity in earnings (losses) from ATC in the amount of $(66) and $(66), respectively.

6. Acquisitions and Disposals

On January 16, 2014, the Company through its wholly-owned subsidiary, National General Holdings Luxembourg, acquired a 100% equity interest of a Luxembourg reinsurer, Anticemex Reinsurance S.A., for approximately $62,973. The entity was renamed National General Beta Re (“Beta”). Beta is a reinsurer incorporated in Luxembourg that allows the Company to obtain the benefits of its capital and utilization of its existing and future loss reserves through a series of reinsurance agreements with one of the Company’s subsidiaries.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

January 2014
Assets
Cash and invested assets	$6,393
Prepaid assets	1
Loan receivable	62,973
Intangible assets	132
Total Assets	69,499
Liabilities
Accounts payable and accrued expenses	20
Deferred tax liability	19,123
Total Liabilities	19,143
Net assets purchased	50,356
Purchase price	62,973
Goodwill recorded	$12,617

The goodwill and intangible assets related to the Beta acquisition were assigned to the Accident and Health segment.

In December 2013, the Company acquired all of the issued and outstanding stock of Ikano Re S.A for $35,741. The entity was renamed National General Alpha Re (“Alpha”). Alpha is a reinsurer incorporated in Luxembourg that allows the Company to obtain the benefits of its capital and utilization of its existing and future loss reserves through a series of reinsurance agreements with one of the Company’s subsidiaries.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

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
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

April 2013
Assets
Cash and invested assets	$873
Receivables	10,786
Intangible assets	20,100
Premises and equipment	1,731
Prepaid and other assets	146
Total Assets	33,636
Liabilities
Accounts payable and accrued expenses	10,706
Deferred tax liability	5,720
Total liabilities	16,426
Net assets purchased	17,210
Purchase price	42,840
Goodwill recorded	$25,630

The goodwill and intangible assets related to the acquisition of EHC are assigned to the Accident and Health segment.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed during the fourth quarter of each year, or more frequently, if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The composition of goodwill and intangible assets at March 31, 2014 and December 31, 2013 consisted of the following:

As of March 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$5,002	$898	5 years
Loss reserve discount	12,451	11,823	628	7 years
Agent relationships	31,463	6,072	25,391	11 - 17 years
Affinity partners	800	307	493	11 years
Operating lease	3,508	3,125	383	4.6 years
Non-compete	2,500	2,043	457	5 years
State licenses	54,846	—	54,846	indefinite life
Goodwill	82,652	—	82,652	indefinite life
Total	$194,120	$28,372	$165,748

As of December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$4,757	$1,143	5 years
Loss reserve discount	12,451	11,672	779	7 years
Agent relationships	31,850	3,591	28,259	11 - 17 years
Affinity partners	800	289	511	11 years
Operating lease	3,508	2,934	574	4.6 years
Non-compete	2,500	1,917	583	5 years
State licenses	54,715	—	54,715	indefinite life
Goodwill	70,351	—	70,351	indefinite life
Total	$182,075	$25,160	$156,915

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. No impairment was recorded during the three months ended March 31, 2014 and 2013. Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for Affinity Partners and Agents’ Relationships based on the estimated attrition of those relationships. For the three months ended March 31, 2014 and 2013, the Company amortized approximately $3,212 and $1,403, respectively, related to its intangible assets with a finite life. The estimated aggregate amortization expense for each of the next five years is:

Year ending
2014	$2,717
2015	3,391
2016	3,029
2017	2,749
2018 and thereafter	16,364
$28,250

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8. Stockholders' Equity

On February 19, 2014, the Company sold an additional 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. The Company recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $11,500 is charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $178,500.

9. Debt

On February 20, 2013, the Company amended and restated two outstanding notes to ACP Re Ltd. whereby these notes were consolidated into a single promissory note in the amount of $18,700. This note bears interest at a rate of 3.0% per annum. The outstanding principal and interest is due on January 1, 2017. Interest expense on this note for the three months ended March 31, 2014 and 2013 was $140 and $140, respectively.
As part of the Company’s acquisition of Reliant Financial Group, LLC, the Company has an outstanding promissory note as of March 31, 2014 of $600 payable to Access Plans, Inc. (“VelaPoint Note #1”). The original note was issued on February 22, 2012 in the amount of $1,500 and any outstanding balance bears interest at a rate of 5.0% per annum. Three payments of $400, $500 and $600 shall be due and payable thirty days after the anniversary date beginning in 2013. Interest expense on this note for the three months ended March 31, 2014 and 2013 was $13 and $18, respectively.
Also as part of the Company’s acquisition of Reliant Financial Group, LLC, the Company entered into an agreement with the seller to pay $875 for his 50% ownership interest (“VelaPoint Note #2”). At the closing date, the Company paid $175 and entered into an agreement to pay the remaining $700 to the seller upon a Trigger Event or on February 16, 2015. The Trigger Event means the earlier of a) the closing of a merger or consolidation of the Company, b) the closing of a merger or consolidation of Reliant Financial Group with American Health Care Plan, Inc., c) the closing of a public offering. The outstanding principal amount of $700 on the VelaPoint #2 Note was repaid in the first quarter of 2014 in connection with the listing of the Company's common stock. The imputed interest associated with this note for the three months ended March 31, 2014 and 2013 was $15 and $15, respectively.
Upon the completion of Company’s purchase of VelaPoint, the Company entered into a note agreement of $184 with HealthCompare Insurance Services, Inc. (“VelaPoint Note #3”). This note was to mature on July 1, 2014. The outstanding principal amount on the VelaPoint Note #3 of $92 as of December 31, 2013 was repaid in the first quarter of 2014. The imputed interest associated with this note for the three months ended March 31, 2014 and 2013 was $0 and $1, respectively.
During the first quarter of 2013, the Company entered into a credit agreement to establish a secured $90,000 line of credit with JPMorgan Chase, N.A. Interest payments are required to be paid monthly on any unpaid principal and bear interest at a rate of LIBOR plus 250 basis points. The credit agreement has a maturity date of February 20, 2016. As of March 31, 2014, there was an outstanding balance on the line of credit of $59,200, which reduced the availability on the line of credit to $30,800 as of March 31, 2014.

Maturities of the Company's debt for the five years subsequent to March 31, 2014 are as follows:

December 31,	2014	2015	2016	2017	2018	Total
Line of credit	$—	$—	$59,200	$—	$—	$59,200
Promissory notes - ACP Re Ltd.	—	—	—	20,068	—	20,068
VelaPoint Note #1	—	606	—	—	—	606
	$—	$606	$59,200	$20,068	$—	$79,874

As of March 31, 2014 and December 31, 2013, the Company had outstanding letters of credit of approximately $13,800 and $0, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2014	2013
Net income attributable to common NGHC stockholders	$26,392	$6,410
Weighted average number of common shares outstanding – basic	85,774,057	45,554,570
Potentially dilutive securities:
Share options	1,110,841	929,308
Convertible preferred stock	—	12,295,431
Weighted average number of common shares outstanding – diluted	86,884,898	58,779,309
Basic earnings per share attributable to NGHC common stockholders	$0.31	$0.14
Diluted earnings per share attributable to NGHC common stockholders	$0.30	$0.13

As of March 31, 2014 and 2013, 3,076,653 and 2,044,447 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2014, approximately 2,344,852 shares of Company common stock remained available for grants under the Plan.
The Company recognizes compensation expense under ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.
A summary of the Company’s stock option activity for the three months ended March 31, 2014 and 2013 is shown below:

Three Months Ended March 31,	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,058,363	$8.48	2,339,601	$5.89
Granted	—	—	—	—
Forfeited	—	—	(60,678)	3.67
Exercised	(42,600)	3.67	—	—
Outstanding at end of period	5,015,763	$8.52	2,278,923	$5.95

There were no options granted during the three months ended March 31, 2014 and 2013. The Company had approximately $6,836 and $7,670 of unrecognized compensation cost related to unvested stock options as of March 31, 2014 and December 31, 2013, respectively. Compensation expense for share-based compensation was $418 and $367 for the three months ended March 31, 2014 and 2013, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Service and Fee Income
The following table summarizes service and fee income by category:

	Three Months Ended March 31,
(amounts in thousands)	2014	2013
Installment fees	$6,883	$10,010
Commission revenue	14,860	6,289
General agent fees	7,325	4,452
Late payment fees	2,498	2,581
Finance and processing fees	3,140	1,625
Other	2,000	2,305
Total	$36,706	$27,262

13. Income Taxes

Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory Federal tax rate of 35%. As of March 31, 2014, the Company’s effective tax rate is 22.5% compared to 30.7% as of March 31, 2013. Income tax expense included a tax benefit of $4,000 attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurer.

There were no unrecognized tax benefits at March 31, 2014 and December 31, 2013 that, if recognized, would affect the Company’s effective tax rate.

The Company recognizes interest expense related to unrecognized tax benefits in tax expense, net of Federal income tax. There were no accrued interest and penalties recognized in the Company’s condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, there was no interest related to unrecognized tax expense in the condensed consolidated statements of income. The Company has no penalties included in calculating its provision for income taxes. All tax liabilities are payable to the Internal Revenue Service (“IRS”).

The only event reasonably possible to occur within 12 months of the reporting date is the addition of the most recent year to the Company’s tax contingency reserves and the release of the oldest year for which taxes are reserved. The projected net movement in the Company’s tax contingency reserves resulting from this projected movement is not considered to be material by the Company.

The Company’s subsidiaries are currently open to audit by the IRS for the year ended December 31, 2010 and, thereafter, for Federal tax purposes.

14. Related Party Transactions

The founding and significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services from these related entities as follows:
Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $423 and $363 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there was a payable to AIIM related to these services in the amount of $432 and $439, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp., a wholly owned subsidiary of the Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. The amounts charged for such expenses were $2,293 and $1,239 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there was a payable for these services in the amount of $1,962 and $1,389, respectively.
AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp. The amounts charged for such expenses were $1,375 and $1,006 during the three months ended March 31, 2014 and 2013, respectively, of which amounts capitalized in property and equipment were $1,375 and $853 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there was a payable for these services in the amount of $1,375 and $777, respectively.
In addition, as a consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premiums of NGHC and its affiliates plus the costs for support services. The amounts charged for such fees were $4,087 and $3,282 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there were payables for these services in the amount of $9,195 and $7,610, respectively.
On September 1, 2012 the Company purchased The Association Benefits Solution companies. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of March 31, 2014 and December 31, 2013, the Company had a receivable of $10,261 and $4,955, respectively. All balances due to and from this entity are settled at a minimum on a quarterly basis.
On November 9, 2012, National General Management Corp. entered into a management agreement with an affiliated company, Agent Alliance Insurance Company (“AAIC”), whereby it can perform various services on behalf of AAIC. The Company received management fees from AAIC of $27 and $10 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there was a receivable (payable) due to AAIC of $103 and $(207), respectively. All balances due under this agreement are settled quarterly within thirty days after quarter-end.
On November 9, 2012, a wholly-owned subsidiary, Integon National, entered into a reinsurance agreement with an affiliated company, AAIC, whereby AAIC cedes 100% of the total written premiums, acquisition costs and incurred losses and LAE on business with effective dates before and after November 9, 2012. The agreement has an indefinite term.
On July 1, 2012, a wholly-owned subsidiary, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.50% of all net written premiums generated to the program. The amounts charged for such fees for the three months ended March 31, 2014 and 2013 were $31 and $61, respectively. As of March 31, 2014 and December 31, 2013, there was a payable for these services in the amount of $31 and $26, respectively.
On March 22, 2012, a wholly-owned subsidiary, Integon National, entered into a reinsurance agreement with an AmTrust subsidiary, Agent Alliance Reinsurance Company (“AARC”), whereby the Company cedes 25% of the business written by certain agents who are members of the Company’s captive agent program along with 25% of any related losses. The Company shall receive a ceding commission of 25% of the associated ceded premiums. The agreement is effective for the agreement year, as defined, which is the calendar year or part thereof commencing on or after the effective date and each subsequent calendar year or part thereof, through termination of the agreement. Each party may terminate the agreement by providing a 90 day written notice.
On January 1, 2013, the Company entered into a quota share agreement with Wesco Insurance Company (“Wesco”), a subsidiary of AmTrust, to assume 100% of the accident and health business written before January 1, 2013. The Company reinsures 100% of the existing obligations with respect to the accident and health program, including a loss portfolio transfer of 100% of loss and LAE reserves and unearned premium as of the effective date in exchange for an amount equal to 100% of the loss and LAE reserves and unearned premium reserves related to the existing contracts and 100% of the business fronted by Wesco on behalf of the Company after the effective date less the fronted ceded commission of 5% of premiums written, plus the related fronting acquisition costs and fronting inuring reinsurance costs, both meaning the actual costs paid by Wesco to the third parties to cover those transactions. This agreement shall not be terminated by either party except by written notification by both parties on the date indicated in the agreement.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to these reinsurance treaties are as follows:

March 31, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(242)	$—	$1,329
Wesco	(833)	—	(60)
AARC	525	88	(293)

December 31, 2013	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(200)	$836	$1,359
Wesco	(1,067)	—	13
AARC	457	78	(281)

Three Months Ended March 31, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$763	$(212)	$556
Wesco	4,741	(1,252)	3,230
AARC	(293)	88	(193)

Three Months Ended March 31, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$1,155	$—	$813
Wesco	1,943	—	1,019
AARC	(290)	111	(203)

The Company participates in a quota share reinsurance treaty with the following related entities whereby it ceded 50% of the total net earned premiums and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”).
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

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater.

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
The percentage breakdown by reinsurer of such 50% is as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Name of Insurer	Percentage Participation
ACP Re Ltd.	30%
Maiden Insurance Company, a subsidiary of Maiden	50%
Technology Insurance Company, a subsidiary of AmTrust	20%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended March 31, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$8,995	$2,699	$6,967
Maiden Insurance Company	14,992	4,498	11,612
Technology Insurance Company	5,997	1,799	4,645
Total	$29,984	$8,996	$23,224

Three Months Ended March 31, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$41,143	$14,024	$26,961
Maiden Insurance Company	71,905	23,373	44,936
Technology Insurance Company	28,762	9,058	17,974
Total	$141,810	$46,455	$89,871
Included in ceding commission income was $3,767 and $24,208 which represented recovery of successful acquisition cost of the reinsured contracts for the three months ended March 31, 2014 and 2013, respectively. These amounts have been netted against acquisition and other underwriting costs in the accompanying consolidated statements of income.

March 31, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$59,800	$2,971	$16,539
Maiden Insurance Company	136,607	17,734	66,313
Technology Insurance Company	39,867	1,919	11,031
Total	$236,274	$22,624	$93,883

December 31, 2013	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$74,997	$7,669	$30,604
Maiden Insurance Company	124,995	12,782	51,021
Technology Insurance Company	49,998	4,958	20,408
Total	$249,990	$25,409	$102,033

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, NGHC will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

NGHC or cash. ACP Re Ltd. and Maiden Insurance Company held assets in trust in the amount of $53,243 and $107,308, respectively, as of March 31, 2014 and $57,959 and $104,824, respectively, as of December 31, 2013.
The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entity arrangements, see Note 5, “Equity Investments in Unconsolidated Subsidiaries”.
800 Superior LLC and Affiliated Entities
As described in Note 5, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $561 and $536 for the three months ended March 31, 2014 and 2013, respectively. For more information on the 800 Superior LLC and Affiliated Entities related party transactions, see Note 15, "Related Party Transactions - 800 Superior LLC and Affiliated Entities" of our Annual Report on Form 10-K for the year ended December 31, 2013.

15. Segment Information

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

The following tables summarize the underwriting results of the Company’s operating segments:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$606,608	$39,534	$—	$646,142

Net premium written	527,999	39,486	—	567,485
Change in unearned premiums	(200,779)	(8,854)	—	(209,633)
Net earned premium	327,220	30,632	—	357,852
Ceding commission income - primarily related party	5,370	—	—	5,370
Service and fee income	21,673	15,033	—	36,706

Underwriting expenses:
Loss and loss adjustment expense	209,430	15,917	—	225,347
Acquisition and other underwriting expenses	55,773	18,600	—	74,373
General and administrative	63,521	12,678	—	76,199
Total underwriting expenses	328,724	47,195	—	375,919
Underwriting income (loss)	25,539	(1,530)	—	24,009
Net investment income	—	—	9,214	9,214
Net realized gains (losses)	—	—	—	—
Bargain purchase gain and other revenue	—	—	7	7
Equity in earnings of unconsolidated subsidiaries	—	—	1,123	1,123
Interest expense	—	—	(593)	(593)
Provision for income taxes	—	—	(7,336)	(7,336)
Net income attributable to non-controlling interest	—	—	(32)	(32)
Net income (loss) attributable NGHC	$25,539	$(1,530)	$2,383	$26,392

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$350,298	$7,315	$—	$357,613

Net premium written	165,206	7,310	—	172,516
Change in unearned premiums	(20,359)	(1)	—	(20,360)
Net earned premium	144,847	7,309	—	152,156
Ceding commission income - primarily related party	25,257	—	—	25,257
Service and fee income	21,050	6,212	—	27,262

Underwriting expenses:
Loss and loss adjustment expense	95,973	7,229	—	103,202
Acquisition and other underwriting expenses	25,681	4,529	—	30,210
General and administrative	63,825	2,984	—	66,809
Total underwriting expenses	185,479	14,742	—	200,221
Underwriting income (loss)	5,675	(1,221)	—	4,454
Net investment income	—	—	6,473	6,473
Net realized gains	—	—	1,698	1,698
Bargain purchase gain and other revenue	—	—	16	16
Equity in losses of unconsolidated subsidiaries	—	—	(811)	(811)
Interest expense	—	—	(343)	(343)
Provision for income taxes	—	—	(3,771)	(3,771)
Net income attributable to non-controlling interest	—	—	(44)	(44)
Net income (loss) attributable NGHC	$5,675	$(1,221)	$3,218	$7,672

The following tables summarize the financial position of the Company's operating segments as of March 31, 2014 and December 31, 2013:

March 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$662,388	$21,676	$—	$684,064
Prepaid reinsurance premiums	57,570	—	—	57,570
Reinsurance recoverable on unpaid losses	924,344	3,131	—	927,475
Deferred commission and other acquisition costs	97,841	1,252	—	99,093
Goodwill and intangible assets, net	91,993	73,755	—	165,748
Corporate and other assets	—	—	1,488,124	1,488,124
Total	$1,834,136	$99,814	$1,488,124	$3,422,074

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$434,433	$14,819	$—	$449,252
Prepaid reinsurance premiums	50,878	—	—	50,878
Reinsurance recoverable on unpaid losses	950,828	—	—	950,828
Deferred commission and other acquisition costs	59,048	1,064	—	60,112
Goodwill and intangible assets, net	93,769	63,146	—	156,915
Corporate and other assets	—	—	1,169,530	1,169,530
Total	$1,588,956	$79,029	$1,169,530	$2,837,515

The following table shows an analysis of the Company's gross and net premiums written and net premiums earned by geographical location for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
Gross premiums written - North America	$615,911	$357,613
Gross premiums written - other (predominantly Europe)	30,231	—
Net premiums written - North America	410,135	108,635
Net premiums written - other (predominantly Bermuda)	157,350	63,881
Net premiums earned - North America	209,346	88,275
Net premiums earned - other (predominantly Bermuda)	148,506	63,881

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

16. Subsequent Events

On April 1, 2014, the Company purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust.  The purchase price was approximately $22,000, subject to certain adjustments.

On April 8, 2014 the Company entered into an Amended and Restated Personal Lines Stock Purchase Agreement and a Master Transaction Agreement with ACP Re, Ltd., pursuant to which it made certain modifications to the proposed Tower personal lines transaction which had originally been entered into as of January 3, 2014.  Pursuant to these agreements, subject to the receipt of all regulatory approvals and the consummation of the previously announced merger between ACP Re, Ltd. and Tower Group International, the Company has agreed to  (i) acquire certain personal lines assets, (ii) administer the run-off of Tower’s historical personal lines claims at cost, (iii) in its discretion, place personal lines business with the Tower insurance companies, which they will manage and fully reinsure for a net 2% ceding fee payable to the Tower insurance companies, (iv) retain the expirations on all business written by the Tower insurance companies through the Company as manager, and (v) receive the agreement of the Tower insurance companies and ACP Re not to compete with respect to personal lines business (the “Revised Plan”). The Company will still acquire the Attorneys-in-Fact which serve as insurance managers for the reciprocal exchanges managed by Tower for $7,500.

In connection with the Revised Plan, the Company and AmTrust expect to provide ACP Re with financing in an aggregate principal amount of up to $125,000 each, subject to terms to be negotiated, but that will have a term of no shorter than seven years and pay a market interest rate. In addition, the Company and AmTrust will issue a $250,000 aggregate stop loss reinsurance agreement to Tower by which each, as reinsurers, will provide, severally, $125,000 of stop loss coverage. The stop loss coverage will attach in the event that paid losses and paid loss adjustment expenses by the Tower insurance companies exceed Tower’s reserves as of the closing of the Merger. Through this stop-loss coverage, our subsidiary will have direct exposure, and we will have indirect exposure, to Tower’s historical commercial and personal lines business and reserves. ACP Re will enter into a retrocession agreement with us and AmTrust to reimburse us and AmTrust for any payments that we or AmTrust make to Tower under the stop loss reinsurance agreement. The terms of the financing, the stop-loss coverage and the retrocession agreement are being negotiated and because such transaction is with related parties, such terms will be subject to the review and approval of our independent Audit Committee or special committee comprised of independent directors. The transaction remains subject to regulatory approval and the consummation of the Merger. There is no assurance that modifications to the terms of the Tower Transaction described above will not need to be made in order to obtain regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.
Note on Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. (“Maiden”), AmTrust Financial Services, Inc. (“AmTrust”), or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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
We manage our business through two segments: Property and Casualty ("P&C ") and Accident and Health ("A&H"). We transact business primarily through our twelve regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Company, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company and Personal Express Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best.
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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the quarter ended March 31, 2014, our annualized operating leverage (the ratio of net premiums earned to average total stockholders’ equity) was 1.91x, which was within our planned target operating leverage of between 1.5x and 2.0x.
Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $9.2 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively. We held 7.6% and 6.6% of total invested assets in cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.
Our most significant balance sheet liability is our reserves for loss and loss adjustment expenses (“LAE”). As of March 31, 2014 and December 31, 2013, our reserves, net of reinsurance recoverables, were $388.0 million and $308.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Acquisitions

On April 1, 2014, the Company purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust Financial Services, Inc. ("AmTrust").  The purchase price was approximately $22 million, subject to certain adjustments.
On January 3, 2014, ACP Re, Ltd. (“ACP Re”), a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel Trust”), entered into a merger agreement (the “Tower Merger Agreement”) with Tower Group International, Ltd. (“Tower”) pursuant to which ACP Re has agreed to acquire 100% of the outstanding stock of Tower for the price of $3.00 per share (the "Merger"). The transactions contemplated by the Tower Merger Agreement are subject to certain regulatory and shareholder approvals.
Simultaneously with the execution of the Tower Merger Agreement, the Company and ACP Re entered into the Personal Lines Stock and Asset Purchase Agreement effective as of January 3, 2014 (the “PL SPA”) by which the Company agreed to purchase from ACP Re the renewal rights and certain other assets related to Tower’s personal lines insurance operations (“Personal Lines Assets”), including (i) certain of Tower’s U.S. domiciled insurance companies, for a purchase price equal to the tangible book value of the companies, which was expected to be approximately $125 million, and (ii) the Attorneys-in-Fact which serve as insurance managers for the reciprocal exchanges managed by Tower for $7.5 million. In connection with its entry into the PL SPA with the Company, ACP Re entered into that certain Commercial Lines Stock and Asset Purchase Agreement dated January 3, 2014 (the “CL SPA”) with AmTrust, by which AmTrust agreed to purchase from ACP Re the renewal rights and certain other assets related to Tower’s commercial lines insurance operations (“Commercial Lines Assets”), including certain of Tower’s U.S. domiciled insurance companies, for a purchase price equal to the tangible book value of the companies, which also was expected to be approximately $125 million.
The Merger is subject to shareholder and regulatory approval and the acquisition of Tower’s insurance companies by the Company and AmTrust pursuant to the PL SPA and CL SPA also required regulatory approval. Upon announcement of the Merger and the execution of the PL SPA and CL SPA, the Company, AmTrust and ACP Re entered into discussions with Tower’s U.S.

and Bermuda insurance regulators regarding the overall plan for the administration of the run-off of Tower’s business following the closing of the Merger and the Company’s and AmTrust’s acquisition of the Personal Lines Assets and Commercial Lines Assets going forward. Based on these discussions, the Company, AmTrust and ACP Re determined that the best way to structure the transaction would be for ACP Re to retain ownership of all of Tower’s U.S. insurance companies and for the Company and AmTrust, respectively, to (i) acquire the Personal Lines Assets and Commercial Lines Assets, (ii) administer the run-off of Tower’s historical personal lines claims and commercial lines claims at cost, (iii) in their discretion, place personal lines business and commercial lines business with the Tower insurance companies, which they will manage and fully reinsure for a net 2% ceding fee payable to the Tower insurance companies, (iv) retain the expirations on all business written by the Tower insurance companies through the Company and AmTrust, as managers, and (v) receive the agreement of the Tower insurance companies and ACP Re not to compete with respect to personal lines business and commercial lines business (the “Revised Plan”). The Company will still acquire the Attorneys-in-Fact which serve as insurance managers for the reciprocal exchanges managed by Tower for $7.5 million.
In connection with the Revised Plan, the Company and AmTrust expect to provide ACP Re with financing in an aggregate principal amount of up to $125 million each, subject to terms to be negotiated, but that will have a term of no shorter than seven years and pay a market interest rate. In addition, the Company and AmTrust will issue a $250 million aggregate stop loss reinsurance agreement to Tower by which each, as reinsurers, will provide, severally, $125 million of stop loss coverage. The stop loss coverage will attach in the event that paid losses and paid loss adjustment expenses by the Tower insurance companies exceed Tower’s reserves as of the closing of the Merger. Through this stop-loss coverage, our subsidiary will have direct exposure, and we will have indirect exposure, to Tower’s historical commercial and personal lines business and reserves. ACP Re will enter into a retrocession agreement with us and AmTrust to reimburse us and AmTrust for any payments that we or AmTrust make to Tower under the stop loss reinsurance agreement. The terms of the financing, the stop-loss coverage and the retrocession agreement are being negotiated and because such transaction is with related parties, such terms will be subject to the review and approval of our independent Audit Committee or special committee comprised of independent directors. The transaction as it relates to the Company and the Personal Lines Assets described herein (the “Tower Transaction”) remains subject to regulatory approval and the consummation of the Merger. There is no assurance that modifications to the terms of the Tower Transaction described above will not need to be made in order to obtain regulatory approval.

In addition, Integon National, our wholly-owned subsidiary, has entered into a reinsurance agreement (the “Cut-Through Reinsurance Agreement”) with several Tower subsidiaries. Under the Cut-Through Reinsurance Agreement, Integon National has reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business after January 1, 2014 and has assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. The agreement is effective solely with respect to losses occurring on or after January 1, 2014 and has a duration of one year unless earlier terminated. We will pay a 20% ceding commission with respect to unearned premium assumed and a 22% ceding commission with respect to new and renewal business after January 1, 2014 and up to a 4% claims handling expense reimbursement to Tower on all Tower premium subject to the Cut-Through Reinsurance Agreement.
We believe the Tower Transaction will add increased product offerings to our customers, agents and brokers. We expect that this transaction will permit us to introduce homeowners and umbrella coverage into our product offerings, allow us to bundle these coverages with our existing auto business and make our product offerings even more competitive. In addition, we expect this transaction will also add geographic expansion to our auto business. We believe that the additional premium we expect to assume under the Cut-Through Reinsurance Agreement, together with the unearned premium reserves that we assume, will provide us with the opportunity to significantly increase our earned premiums over time.
Expectations Regarding Tower Transactions
Set forth below are certain of our expectations regarding the Tower Transaction described above. We caution you that these expectations may not materialize and are not indicative of the actual results that we will achieve. Our expectations are based in large part on Tower’s historical financial performance as reported in its public SEC and statutory filings. We have assumed the accuracy of this information in setting our expectations. There can be no assurance that the future performance of the Tower personal lines business will be comparable to its historical performance or that our expectations as to the level and profitability of the Tower personal lines business that we may have access to as a result of the Tower Transaction will be realized. Many factors and future developments may cause our actual results to differ materially and significantly from the information set forth below. See Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, and Part II, Item IA, "Risk Factors" and “Note on Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
As part of the Tower Transaction, we anticipate that we will have access to approximately $650 million of potential annual managed gross premium that we expect will be generated by the Tower personal lines companies. We expect to earn service and fee income only (and not bear underwriting risk) on approximately one-third of these premiums by providing management and administration services to the issuing companies which are structured as reciprocal insurers, and we expect our insurance companies to reinsure approximately two-thirds of these premiums, and utilize quota share and catastrophe reinsurance to reduce our exposure as necessary. Excluding the impact of catastrophic losses, we expect to target a loss ratio on these premiums within an approximate range of between 50% and 60%. Of course, there can be no assurance that we will complete the Tower Transaction in the manner currently planned or at all, or that the results of the Tower Transaction will match our expectations as to premium volume, profitability or otherwise.
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
Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on October 1, 2013, we would earn half of the premium in the fourth quarter of 2013 and the other half in the first quarter of 2014.
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
Equity in earnings (losses) from unconsolidated subsidiaries. This represents primarily our share in earnings or losses of our investment in four companies that own life settlement contracts, which includes the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. These unconsolidated subsidiaries determine the fair value of life settlement contracts based upon an estimate of the discounted cash flow of the anticipated death benefits incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy.

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
Net combined ratio (non-GAAP). The net combined ratio (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net operating expense ratio (non-GAAP). If the net combined ratio (non-

GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition and other underwriting costs and general and administrative expense by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition and other underwriting costs and general and administrative expense were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the three months ended March 31, 2014 and 2013 (Unaudited)” below.
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
The Personal Lines Quota Share provided that the reinsurers, severally, in accordance with their participation percentages, received 50% of our P&C gross premium written (excluding premium ceded to state-run reinsurance facilities) and assumed 50% of the related losses and allocated LAE. The participation percentages were: Maiden Insurance, 25%; ACP Re, 15%; and AmTrust, 10%. The Personal Lines Quota Share had an initial term of three years and was renewed through March 1, 2016.
The Personal Lines Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by Integon National for inuring third-party reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share provides for the net settlement of claims and the provisional ceding commission on a quarterly basis during the month following the end of each quarter. The net payments are based on earned premiums less paid losses and LAE less the provisional ceding commission for the quarter. The adjustment to the provisional ceding commission is calculated at the end of, and with respect to, each calendar year during the term of the Quota Share (an “adjustment period”), with the final adjustment period following termination of the Quota Share ending at the end of the run-off period. The adjusted commission rate, which is calculated and reported by the reinsurers to the Company within 30 days after the end of each adjustment period, is calculated by first determining the “actual loss ratio” for the adjustment period, which loss ratio is calculated in the same manner as the net loss ratio as disclosed in this prospectus. The adjusted commission rate is set based on the actual loss ratio within a range between 30.0% and 34.5%, and varies inversely with a range of actual loss ratios between 60.0% and 64.5%, such that the adjusted commission rate will be higher than 32.0% if the actual loss ratio is lower than 62.5%, and lower than 32.0% if the actual loss ratio is higher than 62.5%, subject to the caps described above. The Company accrues any adjustments to the provisional ceding commission based on the loss experience of the ceded business on a quarterly basis. Remittance of any positive difference between the adjusted commission rate over the provisional ceding commission is paid by the reinsurer to the Company, and any negative difference is paid by the Company to the reinsurer within 12 months after the end of the final adjustment period (other than with respect to the initial year of the agreement with respect to which initial remittance was made 24 months after the end of the first adjustment period).
Effective August 1, 2013, as permitted by the Personal Lines Quota Share, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We will continue to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies. This retention of our P&C premium will provide us the opportunity to substantially increase our underwriting and investment income, while also increasing our exposure to losses. See Item 1A, “Risk Factors-Risks Relating to Our Insurance Operations-We have reduced our dependence on reinsurance and will retain a greater percentage of our premium writings, which increases our exposure to the underlying policy risks” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Amounts in Thousands)
Gross premiums written	$646,142	$357,613
Ceded premiums (includes $30,277 and $144,100 to related parties in 2014 and 2013, respectively)	(78,657)	(185,097)
Net written premium	$567,485	$172,516
Change in unearned premiums	(209,633)	(20,360)
Net earned premium	$357,852	$152,156
Ceding commission income (primarily related parties)	5,370	25,257
Service, fees and other Income	36,706	27,262
Underwriting expenses:
Loss and LAE	225,347	103,202
Acquisition costs and other	74,373	30,210
General and administrative	76,199	66,809
Total underwriting expenses	$375,919	$200,221
Underwriting income	$24,009	$4,454
Net investment income	9,214	6,473
Net realized gains (losses) on investments	—	1,698
Bargain purchase gain and other revenue	7	16
Equity in earnings (losses) of unconsolidated subsidiaries	1,123	(811)
Interest expense	(593)	(343)
Income before provision for income taxes	$33,760	$11,487
Provision for income taxes	7,336	3,771
Net income	$26,424	$7,716
Net income attributable to NCI	(32)	(44)
Net income attributable NGHC	$26,392	$7,672
Net loss ratio	63.0%	67.8%
Net operating expense ratio (non-GAAP)	30.3%	29.2%
Net combined ratio (non-GAAP)	93.3%	97.0%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013
	(Amounts in Thousands)
Total expenses	$376,512	$200,564
Less: Loss and loss adjustment expense	225,347	103,202
Less: Interest expense	593	343
Less: Ceding commission income	5,370	25,257
Less: Service, fees and other income	36,706	27,262
Net operating expense	$108,496	$44,500
Net earned premium	$357,852	$152,156
Net operating expense ratio (non-GAAP)	30.3%	29.2%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the “Quota Share Runoff”) pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement described above, under which during the first quarter of 2014 we assumed unearned premium relating to in-force personal lines business of approximately $159.0 million and under which we reinsured approximately an additional $77.0 million of new and renewal personal lines policies written after January 1, 2014. During 2013, we also continued our expansion into the A&H segment ("A&H Expansion") with new acquisitions, licenses and products. In April 2013, we acquired Euro Accident Health and Care Insurance Aktiebolag (“EHC”), a Swedish group life and health insurance provider focused on health. EHC operates as a Managing General Agent, which means that it is a registered insurance intermediary and as such operates as a non-risk bearing insurer. Commencing January 1, 2014, our European insurance subsidiary began reinsuring all business placed by EHC (the "EHC Business"). Commencing April 1, 2014, all new and renewal policies placed by EHC will be underwritten by our European insurance subsidiaries. As a result of the Quota Share Runoff, the Tower Cut-Through Reinsurance Agreement, the A&H Expansion and the financial impact of the EHC Business comparisons between our 2014 and 2013 results will be less meaningful.
Consolidated Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013 (Unaudited)
Gross premium written. Gross premium written increased by $288.5 million from $357.6 million for the three months ended March 31, 2013 to $646.1 million for the three months ended March 31, 2014, due to an increase of $256.3 million in premiums received from the P&C segment primarily as a result of the Tower Cut-Through Reinsurance Agreement and an increase of $32.2 million in premiums received from the A&H segment as a result of reinsuring the EHC Business.
Net premium written. Net premium written increased by $395.0 million from $172.5 million for the three months ended March 31, 2013 to $567.5 million for the three months ended March 31, 2014. Net premium written for the P&C segment increased by $362.8 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff. In connection with reinsuring the EHC Business, net premium written for the A&H segment increased by $32.2 million.
Net earned premium. Net earned premium increased by $205.7 million, or 135.2%, from $152.2 million for the three months ended March 31, 2013 to $357.9 million for the three months ended March 31, 2014. The increase by segment was: P&C - $182.4 million and A&H - $23.3 million. The increase was primarily attributable to the Tower Cut-Through Reinsurance Agreement, the Quota Share Runoff and reinsuring the EHC Business.
Ceding commission income. Ceding commission income decreased from $25.3 million for the three months ended March 31, 2013 to $5.4 million for the three months ended March 31, 2014, reflecting the Quota Share Runoff. Our ceding commission ratio decreased from 16.6% to 1.5%.
Service and fee income. Service and fee income increased by $9.4 million, or 34.6%, from $27.3 million for the three months ended March 31, 2013 to $36.7 million for the three months ended March 31, 2014. The increase was primarily attributable to the increase of $8.8 million in service and fee income related to our A&H segment as a result of the A&H Expansion. The components of service and fee income are as follows:

	Three Months Ended March 31,
(amounts in thousands)	2014	2013	Change
Installment fees	$6,883	$10,010	$(3,127)
Commission revenue	14,860	6,289	8,571
General agent fees	7,325	4,452	2,873
Late payment fees	2,498	2,581	(83)
Finance and processing fees	3,140	1,625	1,515
Other	2,000	2,305	(305)
Total	$36,706	$27,262	$9,444
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $122.1 million, or 118.4%, from $103.2 million for the three months ended March 31, 2013 to $225.3 million for the three months ended March 31, 2014, primarily reflecting the Quota Share Runoff as well as the Tower Cut-Through Reinsurance Agreement. The changes by segment were: P&C - increased $113.5 million and A&H -increased $8.7 million. Our net loss ratio decreased from 67.8% for the three months ended March 31, 2013 to 63.0% for the three months ended March 31, 2014 primarily due to a lower loss ratio experienced with respect to our Tower Cut-Through Reinsurance Agreement.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $44.2 million, or 146.2%, from $30.2 million for the three months ended March 31, 2013 to $74.4 million for the three months ended March 31, 2014 primarily due to the Tower Cut-Through Reinsurance Agreement, Quota Share Runoff and A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $9.4 million, or 14.1%, from $66.8 million for the three months ended March 31, 2013 to $76.2 million for the three months ended March 31, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $64.0 million, or 143.8% from $44.5 million for the three months ended March 31, 2013 to $108.5 million for the three months ended March 31, 2014. The net operating expense ratio (non-GAAP) increased to 30.3% in the three months ended March 31, 2014 from 29.2% in the three months ended March 31, 2013 primarily as a result of A&H Expansion expenses.

Net investment income. Net investment income increased by $2.7 million, or 42.3%, from $6.5 million for the three months ended March 31, 2013 to $9.2 million for the three months ended March 31, 2014 primarily due to an increase in average invested assets related to our February 2014 equity offering.
Net realized gains (losses) on investments. Net realized gains on investments decreased by $1.7 million from a $1.7 million gain for the three months ended March 31, 2013 to $0.0 million for the three months ended March 31, 2014 due to the decision to sell more securities during the three months ended March 31, 2013 than during the same period of the current year.
Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $1.9 million, from a $0.8 million loss for the three months ended March 31, 2013 to a $1.1 million gain for the three months ended March 31, 2014, due primarily to an increase in the value of the life settlement contracts.
Interest expense. Interest expense for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.3 million, respectively, reflecting the scheduled interest payment on our bank line of credit.
Provision for income taxes. Income tax expense increased by $3.6 million, or 94.5%, from $3.8 million for the three months ended March 31, 2013, reflecting an effective tax rate of 30.7%, to $7.3 million for the three months ended March 31, 2014, reflecting an effective tax rate of 22.5%. Income tax expense included a tax benefit of $4.0 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurer.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Amounts in Thousands)
Gross premiums written	$606,608	$350,298
Ceded premiums	(78,609)	(185,092)
Net written premium	$527,999	$165,206
Change in unearned premiums	(200,779)	(20,359)
Net earned premium	$327,220	$144,847
Ceding Commission Income (primarily related parties)	5,370	25,257
Service and fee income	21,673	21,050
Underwriting expenses:
Loss and LAE	209,430	95,973
Acquisition costs and other underwriting costs	55,773	25,681
General and administrative	63,521	63,825
Total underwriting expenses	$328,724	$185,479
Underwriting income	$25,539	$5,675
Net loss ratio	64.0%	66.3%
Net operating expense ratio (non-GAAP)	28.2%	29.8%
Net combined ratio (non-GAAP)	92.2%	96.1%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013
	(Amounts in Thousands)
Total underwriting expenses	$328,724	$185,479
Less: Loss and loss adjustment expense	209,430	95,973
Less: Ceding Commission Income	5,370	25,257
Less: Service, Fees and Other Income	21,673	21,050
Net operating expense	$92,251	$43,199
Net earned premium	$327,220	$144,847
Net operating expense ratio (non-GAAP)	28.2%	29.8%

P&C Segment Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013 (Unaudited)
Gross premium written. Gross premium written increased by $256.3 million, or 73.2%, from $350.3 million for the three months ended March 31, 2013 to $606.6 million for the three months ended March 31, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement.
Net premium written. Net premium written increased by $362.8 million from $165.2 million for the three months ended March 31, 2013 to $528.0 million for the three months ended March 31, 2014 primarily due to the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.
Net earned premium. Net earned premium increased by $182.4 million, or 125.9%, from $144.8 million for the three months ended March 31, 2013 to $327.2 million for the three months ended March 31, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.

Ceding commission income. Our ceding commission income decreased by $19.9 million, or 78.7%, from $25.3 million for the three months ended March 31, 2013 to $5.4 million for the three months ended March 31, 2014 reflecting the Quota Share Runoff. Our ceding commission ratio decreased from 17.4% for the three months ended March 31, 2013 to 1.6% for the three months ended March 31, 2014.
Service and fee income. Service and fee income increased by $0.6 million, or 3.0%, from $21.1 million for the three months ended March 31, 2013 to $21.7 million for the three months ended March 31, 2014.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $113.5 million, or 118.2%, from $96.0 million for the three months ended March 31, 2013 to $209.4 million for the three months ended March 31, 2014 primarily reflecting the Quota Share Runoff as well as the Tower Cut-Through Reinsurance Agreement. Our net loss ratio decreased from 66.3% for the three months ended March 31, 2013 to 64.0% for the three months ended March 31, 2014 primarily due to a lower loss ratio experienced on our Tower Cut-Through Reinsurance Agreement.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $30.1 million from $25.7 million for the three months ended March 31, 2013 to $55.8 million for the three months ended March 31, 2014. The increase was primarily due to the Tower Cut-Through Reinsurance Agreement and Quota Share Runoff.
General and administrative expense. General and administrative expense decreased by $0.3 million, or 0.5%, from $63.8 million for the three months ended March 31, 2013 to $63.5 million for the three months ended March 31, 2014.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $49.1 million, or 113.5%, from $43.2 million for the three months ended March 31, 2013 to $92.3 million for the three months ended March 31, 2014. The net operating expense ratio (non-GAAP) decreased from 29.8% for the three months ended March 31, 2013 to 28.2% for the three months ended March 31, 2014 primarily due to the lower expense ratio on the Tower Cut-Through Reinsurance Agreement.
Underwriting income. Underwriting income increased from $5.7 million for the three months ended March 31, 2013 to $25.5 million for the three months ended March 31, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff. The combined ratio for the three months ended March 31, 2014 decreased to 92.2% compared to 96.1% for the same period in 2013 primarily as the result of our lower net loss ratio and net operating expense ratio experienced on policies reinsured under the Tower Cut-Through Reinsurance Agreement.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Amounts in Thousands)
Gross premiums written	$39,534	$7,315
Ceded premiums	(48)	(5)
Net written premium	$39,486	$7,310
Change in unearned premiums	(8,854)	(1)
Net earned premium	$30,632	$7,309
Service and fee income	15,033	6,212
Underwriting expenses:
Loss and LAE	15,917	7,229
Acquisition costs and other underwriting costs	18,600	4,529
General and administrative	12,678	2,984
Total underwriting expenses	$47,195	$14,742
Underwriting income (loss)	$(1,530)	$(1,221)
Net loss ratio	52.0%	98.9%
Net operating expense ratio (non-GAAP)	53.0%	17.8%
Net combined ratio (non-GAAP)	105.0%	116.7%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013
	(Amounts in Thousands)
Total underwriting expenses	$47,195	$14,742
Less: Loss and loss adjustment expense	15,917	7,229
Less: Service, Fees and Other Income	15,033	6,212
Net operating expense	$16,245	$1,301
Net earned premium	$30,632	$7,309
Net operating expense ratio (non-GAAP)	53.0%	17.8%

A&H Segment Results of Operations for the Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $32.2 million, from $7.3 million for the three months ended March 31, 2013 to $39.5 million for the three months ended March 31, 2014 as a result of the A&H Expansion and reinsuring the EHC Business.
Net premium written. Net premium written increased by $32.2 million, from $7.3 million for the three months ended March 31, 2014 to $39.5 million for the three months ended March 31, 2014 as a result of the A&H Expansion and reinsuring the EHC Business.
Net earned premium. Net earned premium increased by $23.3 million, from $7.3 million for the three months ended March 31, 2013 to $30.6 million for the three months ended March 31, 2014 as a result of the A&H Expansion and reinsuring the EHC Business.
Service and fee income. Service and fee income increased by $8.8 million, or 142.0%, from $6.2 million for the three months ended March 31, 2013 to $15.0 million for the three months ended March 31, 2014 as a result of the A&H Expansion and the EHC Business.

Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $8.7 million, or 120.2%, from $7.2 million for the three months ended March 31, 2013 to $15.9 million for the three months ended March 31, 2014. Our net loss ratio decreased from 98.9% for the three months ended March 31, 2013 to 52.0% for the three months ended March 31, 2014. The loss ratio in the three months ended March 31, 2014 was positively affected by the reinsuring of EHC’s business in 2014.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $14.1 million from $4.5 million for the three months ended March 31, 2013 to $18.6 million for the three months ended March 31, 2014 primarily as a result of A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $9.7 million from $3.0 million for the three months ended March 31, 2013 to $12.7 million for the three months ended March 31, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $14.9 million from $1.3 million for the three months ended March 31, 2013 to $16.2 million for the three months ended March 31, 2014. The net operating expense ratio (non-GAAP) increased from 17.8% for the three months ended March 31, 2013 to 53.0% for the three months ended March 31, 2014 primarily as a result of the A&H Expansion expenses.
Underwriting income. Underwriting income decreased from a loss of $1.2 million for the three months ended March 31, 2013 to a loss of $1.5 million for the three months ended March 31, 2014. The combined ratio for the three months ended March 31, 2013 decreased to 105.0% compared to 116.7% for the same period in 2013. The combined ratio was positively affected by the reinsuring of EHC’s business in 2014.

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
The annualized average yield on our investment portfolio was 3.57% and 3.63% and the average duration of the portfolio was 6.09 and 4.27 years for the three months ended at March 31, 2014 and 2013, respectively.
The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

March 31, 2014 (amounts in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$(390)	$1,549
Preferred stock	5,000	—	(308)	4,692
Fixed maturities:
U.S. Treasury and Federal agencies	28,022	1,053	(34)	29,041
States and political subdivisions bonds	104,300	2,269	(2,175)	104,394
Residential mortgage-backed securities	379,763	4,575	(5,152)	379,186
Corporate bonds	617,880	27,478	(3,526)	641,832
Commercial mortgage-backed securities	21,566	125	—	21,691
Subtotal	$1,158,470	$35,500	$(11,585)	$1,182,385
Less: Securities pledged	71,067	492	(819)	70,740
Total	$1,087,403	$35,008	$(10,766)	$1,111,645

December 31, 2013 (amounts in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876
The decrease in gross unrealized losses from $15.5 million at December 31, 2013 to $10.8 million at March 31, 2014 resulted from fluctuations in market interest rates.
The tables below summarize the credit quality of our fixed-maturity and preferred securities as of March 31, 2014 and December 31, 2013, as rated by Standard and Poor’s.

March 31, 2014 (amounts in thousands)	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
U.S. Treasury	$28,022	$29,041	2.5%
AAA	76,547	76,379	6.5%
AA, AA+, AA-	507,384	509,155	43.1%
A, A+, A-	224,175	237,749	20.0%
BBB, BBB+, BBB-	282,440	290,085	24.6%
BB+ and lower	37,963	38,427	3.3%
Total	$1,156,531	$1,180,836	100.0%

December 31, 2013 (amounts in thousands)	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
U.S. Treasury	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of March 31, 2014 and December 31, 2013.

March 31, 2014 (amounts in thousands)	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.9%	9.4%	27.0%	11.8%	0.3%	$323,614	50.4%
Industrials	—%	3.0%	6.6%	31.5%	3.4%	285,614	44.5%
Utilities/Other	—%	—%	1.7%	1.9%	1.5%	32,604	5.1%
	1.9%	12.4%	35.3%	45.2%	5.2%	$641,832	100.0%

December 31, 2013 (amounts in thousands)	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100.0%

The cost or amortized cost and fair value of available-for-sale debt securities held as of March 31, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2014 (amounts in thousands)	Cost or Amortized Cost	Fair Value
Due in one year or less	$4,862	$4,881
Due after one year through five years	91,046	96,702
Due after five years through ten years	557,661	577,436
Due after ten years	96,633	96,248
Mortgage-backed securities	401,329	400,877
Total	$1,151,531	$1,176,144

Gross Unrealized Losses. The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position as of March 31, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
March 31, 2014 (amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$1,549	$(390)	1	$—	$—	—	$1,549	$(390)
Preferred stock	4,692	(308)	1	—	—	—	4,692	(308)
U.S. Government	8,253	(34)	1	—	—	—	8,253	(34)
States and political subdivisions	42,592	(1,108)	16	7,208	(1,067)	3	49,800	(2,175)
Residential Mortgage-backed	245,704	(5,152)	7	—	—	—	245,704	(5,152)
Corporate bonds	81,191	(1,765)	25	30,791	(1,761)	8	111,982	(3,526)
Total	$383,981	$(8,757)	51	$37,999	$(2,828)	11	$421,980	$(11,585)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013 (amounts in thousands)	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 62 and 77 securities at March 31, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which we deemed to be OTTI. Significant factors influencing our determination that none of the securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of March 31, 2014 and December 31, 2013 are as follows:

(amounts in thousands)
	March 31, 2014	December 31, 2013
Restricted cash	$8,920	$1,155
Restricted investments - fixed maturities at fair value	33,120	42,092
Total restricted cash and investments	$42,040	$43,247

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of March 31, 2014, we had collateralized borrowing transaction principal outstanding of $67.0 million at interest rates between 0.22% and 0.28%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.0 million, respectively. We had approximately $70.7 million and $133.9 million of collateral pledged in support for these agreements as of March 31, 2014 and December 31, 2013, respectively.

Investment in Entities Holding Life Settlement Contracts
A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of AmTrust for the purpose of acquiring certain life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of AmTrust for the purpose of acquiring additional life settlement contracts. In the first quarter of 2013, we acquired a 50% interest in AMT Capital Holdings, S.A. (“AMTCH”), the other 50% of which is owned by AmTrust. Additionally, in December 2013, we formed AMT Capital Holdings II, S.A. ("AMTCH II") with AmTrust for the purpose of acquiring additional life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha, AMTCH and AMTCH II (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies, which are in default at the time of purchase. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third-party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.
The LSC Entities account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument by instrument basis and is irrevocable. The LSC Entities have elected to account for these investments using the fair value method. As no comparable market pricing is available, the LSC Entities determine fair value based upon their estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in the portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts.
As of March 31, 2014, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $268.2 million, with our proportionate interest being $134.1 million. Total capital contributions of approximately $3.1 million and $4.4 million were made to the LSC Entities during the three months ended March 31, 2014 and 2013, respectively, for which we contributed approximately $1.6 million and $3.0 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.
As of March 31, 2014, the face value amounts of the 288 life insurance policies disclosed in the table below was approximately $1.9 billion. During the three months ended March 31, 2014, upon the voluntary surrender of the underlying life insurance policies in satisfaction of the remaining defaulted premium finance loans, the LSC Entities became the owner and beneficiary under the underlying life insurance policies with respect to such loans. As of March 31, 2014, the LSC Entities owned no premium finance loans.
The following table describes details of our investment in LSC Entities as of March 31, 2014. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of March 31, 2014
0 – 1	—	$—	$—
1 – 2	3	17,236	25,000
2 – 3	8	43,069	73,000
3 – 4	7	15,824	38,000
4 – 5	3	7,886	20,000
Thereafter	267	184,184	1,718,409
Total	288	$268,199	$1,874,409

(1)
The LSC Entities determined the fair value as of March 31, 2014 based on 210 policies out of 288 policies, as the LSC Entities assigned no value to 78 of the policies as of March 31, 2014. The LSC Entities estimate the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the three months ended March 31, 2014.

March 31, 2014
Number of policies with a negative value from discounted cash flow model as of period end	78
Premiums paid for the preceding twelve month period for period ended	$9,114
Death benefit received	$3,012

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2014, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2014	$39,790
2015	42,339
2016	62,240
2017	40,309
2018	38,319
Thereafter	583,031
$806,028

For additional information about the fair value of the life settlement contracts, see Note 5, "Equity Investments in Unconsolidated Subsidiaries". For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources
We are organized as a holding company with twelve domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from the private placements, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share Agreement, the Cut-Through Reinsurance Agreement and the Tower Transactions, we intend to raise substantial additional capital in the near term using a combination of debt and equity.
We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the first quarter of 2013, we entered into a three-year, $90.0 million credit agreement under which we had borrowed $59.2 million as of March 31, 2014. A portion of this borrowing, approximately $18 million, was used to pay off our previous line of credit agreement. See “Revolving Credit Agreement.” In addition, we have $18.7 million of loans payable to ACP Re, an affiliated company.
Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $57.1 million and $61.1 million as of March 31, 2014 and December 31, 2013, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2014 and 2013, there were $0.0 million and $0.0 million of dividends and return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.
We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $145.9 million and $101.6 million in the three months ended March 31, 2014 and 2013, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,116.7 million at December 31, 2013 to $1,429.8 million at March 31, 2014. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.
Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the three months ended March 31, 2014, Management Corp. was paid approximately $6.2 million in management fees.
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
The following table is a summary of our statement of cash flows:

(amounts in thousands)	Three Months Ended March 31,
	2014	2013
Cash and Cash equivalents provided by (used in):
Operating activities	$161,853	$(2,059)
Investing activities	(261,126)	24,020
Financing activities	133,802	(32,109)
Net Increase (Decrease) in Cash and Cash Equivalents	$34,529	$(10,148)

Comparison of the Three Months Ended March 31, 2014 and 2013
Net cash provided by operating activities was approximately $161.9 million for the three months ended March 31, 2014, compared with $2.1 million used by operating activities for the same period in 2013. For the three months ended March 31, 2014, net cash provided by operating activities increased $163.9 million versus the comparable period in 2013, primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.
Net cash used in investing activities was $261.1 million for the three months ended March 31, 2014, compared with net cash provided by investing activities of $24.0 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net cash used in investing activities increased primarily due to an increase of $239.1 million in the purchases of fixed maturity investments, an increase of $55.7 million in the purchases of short term investments and a decrease of $47.2 million in the proceeds from the sale of fixed maturity investments, partially offset by a $51.1 million increase in the proceeds from the sale of short-term investments.
Net cash provided by financing activities was $133.8 million for the three months ended March 31, 2014, compared with net cash used in financing activities of $(32.1) million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash provided by financing activities increased versus the comparable period in 2013 primarily due to the issuance of common stock in the February 2014 private placement.

Other Material Changes in Financial Position

	March 31,	December 31,
(amounts in thousands)	2014	2013
Selected Assets:
Premiums receivable, net	$684,064	$449,252
Goodwill and Intangible assets	165,748	156,915
Selected Liabilities:
Loss and loss expense reserves	$1,315,479	$1,259,241
Unearned premium	$692,557	$476,232
Ceded reinsurance premium payable	$117,733	$93,534
Accounts Payable and accrued expenses	$183,407	$91,143
Deferred income taxes and income taxes payable	55,985	26,463
During the three months ended March 31, 2014, premiums receivable, net increased $234.8 million from December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, the EHC Reinsurance Agreement and the Quota Share Runoff. Goodwill and intangible assets increased $8.8 million compared to December 31, 2013 due to the acquisition of Anticimex Reinsurance S.A. Unearned premium increased $216.3 million compared to December 31, 2013, primarily due to the Tower Cut-Through Reinsurance Agreement and Quota Share Runoff. Accounts payable and accrued expenses increased $92.3 million compared to December 31, 2013, primarily due to the Tower Cut-Through Reinsurance Agreement and the EHC Reinsurance Agreement. Deferred income taxes and income taxes payable increased $29.5 million primarily due to the acquisition of Anticimex Reinsurance SA and the corresponding deferred tax liability associated with the acquired equalization reserves as well as the increase in taxable income year over year. Ceded reinsurance premium payable increased $24.2 million primarily due to the Tower Cut-Through Reinsurance Agreement and the EHC Reinsurance Agreement. All other balances remained within the expected range.
Reinsurance
Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. For a more detailed description of our reinsurance arrangements, see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We have pledged all of the stock of ten of our insurance subsidiaries, Management Corp. and certain of our other subsidiaries for the benefit of the lenders to secure our obligations under the Credit Agreement. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. We were in compliance with all covenants as of March 31, 2014. As of March 31, 2014, we had $59.2 million in outstanding borrowings under this Credit Agreement.
Borrowings under the Credit Agreement bear interest at (1) the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate plus 0.5% or (c) the adjusted LIBOR for a one-month interest period on such day plus 1%, plus (2) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. We recorded total interest expense of approximately $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, under our current and former Credit Agreements.
Fees payable by us under the Credit Agreement include a letter of credit participation fee (which is the margin applicable to Eurodollar borrowings and is adjusted on the basis of our consolidated leverage ratio (ranging between 2.0% and 2.5%)), a letter of credit fronting fee with respect to each letter of credit equal to 0.125% and a commitment fee on the available commitments of the lenders (ranging between 0.25% and 0.35% based on our consolidated leverage ratio, and which rate was 0.30% at March 31, 2014).
The consummation of the transactions contemplated by the Personal Lines Purchase Agreement will, absent a waiver or amendment, result in our being in violation of certain covenants in the credit agreement. We intend to seek appropriate amendments to the Credit Agreement so that the consummation of the transactions contemplated by the Personal Lines Purchase Agreement does not result in a violation thereunder, or we may seek to refinance the Credit Agreement. There can be no assurance that we will obtain amendments or a refinancing. See Item 1A, “Risk Factors-The covenants in our credit agreement limit our financial and operational flexibility, which could have an adverse effect on our financial condition” of our Annual Report on Form 10-K for the year ended December 31, 2013.
In addition, we have incurred $18.7 million principal amount of loans outstanding from ACP Re, an affiliated company, which were used for general corporate purposes, as well as in connection with the 800 Superior financing and capital contributions to the owner of the LSC Entities. See Note 14, "Related Party Transactions."

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value
We enter into reverse repurch    ase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of March 31, 2014, we had collateralized borrowing transaction principal outstanding of $67.0 million at interest rates of 0.22% and 0.28%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.0 million, respectively. We had approximately $70.7 million and $133.9 million of collateral pledged in support for these agreements as of March 31, 2014 and December 31, 2013, respectively.

Deferred Purchase Obligations
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

On April 15, 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”) for an initial purchase price of approximately $23.6 million. The transaction also includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) when combined with EHC’s equity at closing exceeds the initial purchase price, the seller will be entitled to receive an amount corresponding to 50% of the EHC’s EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. We estimate the total purchase price including the deferred arrangement will be approximately $42.8 million. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

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

Interest Rate Risk.  We had fixed maturity securities and preferred stock with a fair value of $1,180.8 million and an amortized cost of $1,156.5 million as of March 31, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of March 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $4.7 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect that such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of March 31, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,043,240	$(132,904)	(11.3)%
100 basis point increase	1,106,752	(69,392)	(5.9)
No change	1,176,144	—	—
100 basis point decrease	1,247,889	71,745	6.1
200 basis point decrease	1,324,338	148,194	12.6

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $79.9 million of debt instruments of which $20.7 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off Balance Sheet Risk.   As of March 31, 2014 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

Our relationship with ACP Re presents a potential conflict of interest and exposes us to significant credit risk of ACP Re

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Trust, a trust controlled by one of our significant stockholders and executives.  ACP Re is a reinsurer under the Personal Lines Quota Share pursuant to which we have historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. ACP Re currently receives 15% of the ceded premium and assumes 15% of the related losses under this agreement solely with respect to policies in force as of July 31, 2013 through the expiration of such policies. We also provide management services to ACP Re pursuant to a services agreement we entered into effective November 1, 2012, and owe $18.7 million under an amended and restated note for that amount we issued to ACP Re effective February 20, 2013. In addition, we have entered into a stock and asset purchase agreement with ACP Re pursuant to which we agreed to acquire the renewal rights and assets of the personal lines insurance operations of Tower Group International, Ltd., following ACP Re’s acquisition of Tower. As part of the Tower Transaction we and AmTrust have also agreed to provide ACP Re with financing in an aggregate amount of up to $250 million ($125 million each). In addition, as part of the Tower Transaction, we and AmTrust will issue a $250 million aggregate stop loss reinsurance agreement to Tower by which we will each, as reinsurers, provide, severally, $125 million of stop loss coverage. This stop loss coverage indemnifies Tower to the extent Tower’s ultimate paid net losses on insurance policies covered thereunder exceed its reserves as of the consummation of the Tower Transaction, up to the liability limit ($125 million for each of us and AmTrust). ACP Re will enter into a retrocession agreement with us and AmTrust to reimburse any payments that we or AmTrust make to Tower under the stop loss reinsurance agreement.

The terms of the financing and the stop-loss coverage are still being negotiated. Because both of these transactions are with a related party, they each present a conflict of interest, and the final terms of such transactions could be viewed as being more advantageous to ACP Re and more disadvantageous to us and our subsidiaries than those that could be obtained from an unrelated third party.  The final terms of these transactions will be subject to the review and approval of our independent Audit Committee or special committee composed only of independent directors in accordance with the charter of our Audit Committee.

There can be no assurance that ACP Re will have sufficient assets or liquidity to pay its obligations under the terms of the financing and the terms of the reinsurance provided to us and AmTrust with respect to the stop-loss coverage. ACP Re may need to liquidate assets to fulfill these obligations. The majority of ACP Re's assets currently consist of publicly traded equity securities. As a result of the Revised Plan, we, through our subsidiary, will have significant credit exposure to ACP Re.  Although ACP Re will reimburse us for any payments made by us pursuant to the stop loss agreement with Tower, this agreement will nonetheless expose us to Tower’s historical commercial and personal lines business. We did not underwrite this business and the risks we are exposed to as a result of the Revised Plan may differ from those we typically face in the operation of our business.  ACP Re currently has a financial strength rating of A- by A.M. Best with a negative outlook. There is no assurance that this financial strength rating will be maintained and such rating may be changed in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this report:

Exhibit No.	Description

10.1
Amendment No. 1 to Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer

10.2
Amendment No. 2 to Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer

10.3
Amended and Restated Personal Lines Stock and Asset Purchase Agreement, effective as of April 8, 2014, by and between ACP Re, Ltd and NGHC (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-195262) filed on April 30, 2014)

10.4
Personal Lines Master Agreement dated as of April 8, 2014 by and between ACP Re Ltd. and NGHC  (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-195262) filed on April 30, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2014 and 2013; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith).

*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
May 7, 2014
	By:	/s/ Michael Karfunkel
Name: Michael Karfunkel Title: Chairman, President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer