Form 10-Q
period 2014-06-30
National General Holdings Corp.
filed 2014-08-11
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 6, 2014, the number of common shares of the registrant outstanding was 93,344,400.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $1,395,232 and $757,188)	$1,443,769	$766,589
Equity securities, available-for-sale, at fair value (cost $20,587 and $6,939)	20,136	6,287
Short-term investments	830	—
Equity investment in unconsolidated subsidiaries	142,473	133,193
Other investments	3,455	2,893
Securities pledged (amortized cost $62,637 and $133,013)	63,153	133,922
Total investments	1,673,816	1,042,884
Cash and cash equivalents	111,949	73,823
Accrued investment income	12,232	9,263
Premiums and other receivables, net	658,961	449,252
Deferred acquisition costs	114,735	60,112
Reinsurance recoverable on unpaid losses (includes $122,209 and $176,241 from related parties at June 30, 2014 and December 31, 2013, respectively)	904,403	950,828
Prepaid reinsurance premiums	69,070	50,878
Due from affiliate	5,830	4,785
Premises and equipment, net	34,045	29,535
Intangible assets, net	84,577	86,564
Goodwill	96,631	70,351
Prepaid and other assets	12,182	9,240
Total assets	$3,778,431	$2,837,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,386,111	$1,259,241
Unearned premiums	751,322	476,232
Unearned service contract and other revenue	8,988	7,319
Reinsurance payable (includes $33,654 and $76,360 to related parties at June 30, 2014 and December 31, 2013, respectively)	43,601	93,534
Accounts payable and accrued expenses	239,391	91,143
Securities sold under agreements to repurchase, at contract value	60,097	109,629
Deferred tax liability	27,509	24,476
Income tax payable	19,057	1,987
Notes payable	259,113	81,142
Other liabilities	29,114	49,945
Total liabilities	2,824,303	2,194,648
Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,344,400 shares - 2014; authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013	933	797
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014; authorized 10,000,000 shares, issued and outstanding 0 shares - 2013	55,000	—
Additional paid-in capital	613,839	437,006
Accumulated other comprehensive income	31,862	7,425
Retained earnings	252,413	197,552
Total National General Holdings Corp. Stockholders' Equity	954,047	642,780
Non-controlling interest	81	87
Total stockholders’ equity	954,128	642,867
Total liabilities and stockholders' equity	$3,778,431	$2,837,515

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premium income:
Gross premium written	$468,473	$330,689	$1,114,615	$688,302
Ceded premiums (related parties - three months $12,690; $147,401 and six months $42,967; $291,501)	(49,917)	(183,685)	(128,574)	(368,782)
Net premium written	418,556	147,004	986,041	319,520
Change in unearned premium	(27,090)	7,546	(236,723)	(12,814)
Net earned premium	391,466	154,550	749,318	306,706
Ceding commission income (primarily related parties)	1,557	24,735	6,927	49,992
Service and fee income	38,486	31,406	75,192	58,668
Net investment income	11,321	7,181	20,535	13,654
Net realized gain (losses) on investments	—	(751)	—	947
Other revenue	100	—	107	16
Total revenues	442,930	217,121	852,079	429,983
Expenses:
Loss and loss adjustment expense	255,604	98,669	480,951	201,871
Acquisition costs and other underwriting expenses	74,418	32,222	148,791	62,432
General and administrative expenses	77,059	68,412	153,258	135,221
Interest expense	2,519	573	3,112	916
Total expenses	409,600	199,876	786,112	400,440
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	33,330	17,245	65,967	29,543
Provision for income taxes	424	3,782	7,760	7,553
Income before equity in earnings (losses) of unconsolidated subsidiaries	32,906	13,463	58,207	21,990
Equity in earnings (losses) of unconsolidated subsidiaries	(2,610)	487	(1,487)	(324)
Net income	30,296	13,950	56,720	21,666
Net income (loss) attributable to non-controlling interest	38	—	6	(44)
Net income attributable to National General Holdings Corp. ("NGHC")	$30,334	$13,950	$56,726	$21,622
Dividends on preferred stock	—	(896)	—	(2,158)
Net income attributable to NGHC common stockholders	$30,334	$13,054	$56,726	$19,464
Earnings per common share:
Basic earnings per share	$0.32	$0.24	$0.63	$0.39
Diluted earnings per share	$0.32	$0.22	$0.62	$0.35
Dividends declared per common share	$0.01	$—	$0.02	$—
Weighted average common shares outstanding:
Basic	93,344,400	54,935,182	89,526,029	50,270,789
Diluted	94,819,307	64,600,233	90,898,518	61,603,366

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$30,296	$13,950	$56,720	$21,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense - three months $0; $0 and six months $0; $0	156	—	(441)	—
Unrealized holding gain (loss) on securities, net of tax expense - three months $8,673; $(12,460) and six months $13,395; $(13,058)	16,107	(23,141)	24,878	(24,252)
Reclassification adjustment for securities sold during the period, net of tax expense - three months $0; $(805) and six months $0; $(115)	—	(1,496)	—	(214)
Other comprehensive income (loss), net of tax	16,263	(24,637)	24,437	(24,466)
Comprehensive income (loss)	46,559	(10,687)	81,157	(2,800)
Comprehensive income (loss) attributable to non-controlling interest	38	—	6	(44)
Comprehensive income (loss) attributable to NGHC	$46,597	$(10,687)	$81,163	$(2,844)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) (Unaudited)

Six Months Ended
June 30, 2014	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867
Net income	—	—	—	—	—	56,726	—	(6)	56,720
Change in unrealized gains on investments, net of tax	—	—	—	—	—	—	24,878	—	24,878
Foreign currency translation, net of tax	—	—	—	—	—	—	(441)	—	(441)
Common stock dividends	—	—	—	—	—	(1,865)	—	—	(1,865)
Issuance of common stock	13,612,600	136	—	—	177,750	—	—	—	177,886
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Stock-based compensation	—	—	—	—	919	—	—	—	919
Balance at June 30, 2014	93,344,400	$933	2,200,000	$55,000	$613,839	$252,413	$31,862	$81	$954,128

Six Months Ended
June 30, 2013	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2013	45,554,570	$455	53,054	$53,054	$158,015	$169,039	$32,474	$5	$413,042
Net income	—	—	—	—	—	21,622	—	44	21,666
Change in unrealized gains (loss) on investments, net of tax	—	—	—	—	—	—	(24,466)	—	(24,466)
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(12,202)	—	—	(12,202)
Conversion of preferred stock	12,295,430	123	(53,054)	(53,054)	52,931	—	—	—	—
Issuance of common stock	21,881,800	219	—	—	213,058	—	—	—	213,277
Capital contributions	—	—	—	—	10,275	—	—	—	10,275
Stock-based compensation	—	—	—	—	1,628	—	—	—	1,628
Balance at June 30, 2013	79,731,800	$797	—	$—	$435,907	$178,459	$8,008	$49	$623,220

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$56,720	$21,666
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	13,338	9,494
Net amortization of premium on fixed maturities	1,594	2,050
Stock compensation expense	919	1,628
Equity in losses of unconsolidated subsidiaries	1,487	324
Net realized gain on investments	—	(947)
Realized loss on premise and equipment disposals	—	86
Bad debt expense	14,519	8,427
Foreign currency translation, net of tax	(441)	—
Changes in assets and liabilities:
Accrued investment income	(2,485)	(140)
Premiums and other receivables	(184,691)	(29,862)
Deferred acquisition costs, net	(54,623)	(1,384)
Reinsurance recoverable on unpaid losses	58,603	1,099
Prepaid reinsurance premiums	18,011	1,983
Prepaid expenses and other assets	(1,988)	(3,003)
Unpaid loss and loss adjustment expense reserves	77,948	(5,122)
Unearned premiums	217,286	10,831
Unearned service contract and other revenue	1,669	3,230
Reinsurance payable	(81,435)	2,818
Accounts payable	131,185	30,055
Income tax payable	17,070	(3,101)
Deferred tax liability	(29,630)	(5,476)
Other liabilities	(20,830)	(4,739)
Net cash provided by operating activities	234,226	39,917
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(10,901)	(17,214)
Purchases of other investments	(557)	(2,437)
Acquisition of consolidated subsidiaries, net of cash obtained	(15,778)	(22,766)
Purchases of short term investments	(124,000)	(38,795)
Proceeds from sale of short-term investments	124,000	96,169
Purchases of premises and equipment	(5,550)	(3,538)
Disposals of premises and equipment	—	49
Purchases of fixed maturities	(591,550)	(331,893)
Proceeds from sale and maturity of fixed maturities	79,529	227,369
Net cash used in investing activities	(544,807)	(93,056)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(49,532)	(53,419)
Securities sold but not yet purchased, net	—	(56,700)
Notes payable repayments	(80,946)	(58,084)
Proceeds from notes payable	250,000	68,700
Issuance of common stock	177,886	213,277
Issuance of preferred stock, net of fees	53,164	—
Dividends paid	(1,865)	(12,202)
Net cash provided by financing activities	348,707	101,572
Net increase in cash and cash equivalents	38,126	48,433
Cash and cash equivalents, beginning of the period	73,823	39,937
Cash and cash equivalents, end of the period	$111,949	$88,370
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,200	$15,500
Cash paid for interest	3,089	966
Noncash capital contribution	—	10,275

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

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to the Company.
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective prospectively for fiscal years beginning after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In May 2014, the FASB issued guidance on recognizing revenue in contracts with customers. The objective of the new guidance as issued by the FASB in ASU 2014-09, “Revenue from Contracts with Customers”, is to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide for improved disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity applies the following five steps: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract;

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

and (5) recognizes revenue when (or as) the entity satisfies the performance obligations. The new guidance also includes a comprehensive set of qualitative and quantitative disclosure requirements including information about: (i) contracts with customers-including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations; (ii) significant judgments in determining the satisfaction of performance obligations, determining the transaction price, and amounts allocated to performance obligations; and (iii) assets recognized from the costs to obtain or fulfill a contract. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from the scope of the new guidance, the guidance will be applicable to the Company’s other forms of revenue not specifically exempted from the guidance. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU No. 2014-11 requires new disclosures for certain transactions comprised of (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. Such disclosures include: (1) the carrying amount of assets derecognized (sold) as of the date of derecognition; (2) the amount of gross proceeds received by the transferor at the time of derecognition for the assets derecognized; (3) the information about the transferor’s ongoing exposure to the economic return on the transferred financial assets; and (4) the amounts that are reported in the statement of financial position arising from the transaction, such as those represented by derivative contracts. ASU No. 2014-11 also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. Such disclosures include: (1) a disaggregation of the gross obligation by the class of collateral pledged; (2) the remaining contractual time to maturity of the agreements; and (3) a discussion of the potential risks associated with the agreements and the related collateral pledged including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. For public entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for all annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other amendments in this Update are effective for public entities for the first interim or annual period beginning after December 15, 2014. The disclosure requirements are not required to be presented for comparative periods before the effective date. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

June 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$15,542	$628	$(907)	$15,263
Preferred stock	5,045	3	(175)	4,873
Fixed maturities:
U.S. Treasury and Federal agencies	190,920	1,160	(169)	191,911
States and political subdivisions bonds	152,667	3,039	(908)	154,798
Residential mortgage-backed securities	386,005	8,474	(1,907)	392,572
Corporate bonds	699,501	39,742	(1,198)	738,045
Asset-backed other securities	999	—	—	999
Foreign government	6,233	—	(14)	6,219
Commercial mortgage-backed securities	21,544	834	—	22,378
Subtotal	$1,478,456	$53,880	$(5,278)	$1,527,058
Less: Securities pledged	62,637	555	(39)	63,153
Total	$1,415,819	$53,325	$(5,239)	$1,463,905

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876

The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

June 30, 2014	Cost or Amortized Cost	Fair Value
Due in one year or less	$11,840	$11,950
Due after one year through five years	298,690	306,268
Due after five years through ten years	644,233	676,029
Due after ten years	95,557	97,725
Mortgage-backed securities	407,549	414,950
Total	$1,457,869	$1,506,922

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest
Cash and short term investments	$7	$3	$17	$5
Fixed maturities	11,926	9,442	21,679	18,182
Investment Income	11,933	9,445	21,696	18,187
Investment expense	(560)	(2,169)	(1,029)	(4,334)
Repurchase Agreements interest expense	(52)	(95)	(132)	(199)
Net Investment Income	$11,321	$7,181	$20,535	$13,654

(c) Realized Gains and Losses

Proceeds from sales of fixed maturity securities during the six months ended June 30, 2014 and 2013 were $0 and $174,327, respectively.

The tables below indicate the gross realized gains and losses for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$—	$—	$—

Three Months Ended June 30, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$4,662	$(5,413)	$(751)

Six Months Ended June 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$—	$—	$—

Six Months Ended June 30, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$6,386	$(5,439)	$947

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Unrealized Gains and Losses

Unrealized gains (losses) on fixed maturity securities, equity securities and securities sold but not yet purchased consisted of the following:

June 30, 2014
Net unrealized loss on common stock	$(279)
Net unrealized loss on preferred stock	(172)
Net unrealized gains on fixed maturity securities	49,053
Deferred income tax expense	(16,664)
Net unrealized gains, net of deferred income tax expense	$31,938

Change in net unrealized gains, net of deferred income tax expense	$24,878

December 31, 2013
Net unrealized loss on preferred stock	$(652)
Net unrealized gains on fixed maturity securities	10,310
Deferred income tax expense	(2,598)
Net unrealized gains, net of deferred income tax expense	$7,060

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses of fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
June 30, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$1,033	$(907)	1	$—	$—	—	$1,033	$(907)
Preferred stock	—	—	—	4,828	(175)	1	4,828	(175)
U.S. Government	166,971	(169)	2	—	—	—	166,971	(169)
States and political subdivisions	18,807	(215)	7	11,470	(693)	11	30,277	(908)
Residential Mortgage-backed	126,116	(1,877)	11	2,063	(30)	3	128,179	(1,907)
Foreign government	6,221	(14)	1	—	—	—	6,221	(14)
Corporate bonds	25,773	(125)	12	36,593	(1,073)	17	62,366	(1,198)
Total	$344,921	$(3,307)	34	$54,954	$(1,971)	32	$399,875	$(5,278)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 66 and 77 securities at June 30, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an other-than-temporary impairment (“OTTI”). Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Restricted cash	$13,034	$1,155
Restricted investments - fixed maturities at fair value	44,079	42,092
Total restricted cash and investments	$57,113	$43,247

(g) Other

The Company enters into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), the Company receives cash or securities that it invests or holds in short-term or fixed income securities. As of June 30, 2014, the Company had collateralized borrowing transaction principal outstanding of $60,097 at interest rates between 0.14% and 0.45%. As of December 31, 2013, the Company had collateralized borrowing transaction principal outstanding of $109,629 at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2014 was $52 and $132, respectively. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2013 was $95 and $199, respectively. The Company has approximately $63,153 and $133,922 of collateral pledged in support for these agreements as of June 30, 2014 and December 31, 2013, respectively.

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
The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2014.
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
Notes Payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. As of June 30, 2014, the current fair value of the Company's 6.75% Notes, Imperial-related Notes and Surplus Notes, which are not publicly traded, were $271,470, $3,497 and $4,982, respectively. The fair value of the Company’s 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments.  The Imperial-related Notes and the Surplus Notes were both valued using the Black Derman-Toy interest rate lattice model.
In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

June 30, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$15,263	$—	$—	$15,263
Preferred stock	—	4,873	—	4,873
Fixed maturities:				—
U.S. Treasury and Federal agencies	191,911	—	—	191,911
State and political subdivision bonds	—	154,798	—	154,798
Residential mortgage-backed securities	—	392,572	—	392,572
Corporate bonds	—	738,045	—	738,045
Commercial mortgage-backed securities	—	22,378	—	22,378
Asset-backed other securities	—	999	—	999
Foreign government	—	6,219	—	6,219
Other investments	—	—	4,285	4,285
Total assets	$207,174	$1,319,884	$4,285	$1,531,343

Liabilities
Securities sold under agreements to repurchase	$—	$60,097	$—	$60,097
Total liabilities	$—	$60,097	$—	$60,097

December 31, 2013	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	—	4,348	—	4,348
Fixed maturities:				—
U.S. Treasury and Federal agencies	31,575	—	—	31,575
State and political subdivision bonds	—	99,584	—	99,584
Residential mortgage-backed securities	—	269,429	—	269,429
Corporate bonds	—	491,795	—	491,795
Commercial mortgage-backed securities	—	8,128	—	8,128
Other investments	—	—	2,893	2,893
Total assets	$33,514	$873,284	$2,893	$909,691

Liabilities
Securities sold under agreements to repurchase	$—	$109,629	$—	$109,629
Total liabilities	$—	$109,629	$—	$109,629

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at June 30, 2014. The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued interest, accounts payable and accrued expenses approximates fair value given the short-term nature of such items.

5. Equity Investments in Unconsolidated Subsidiaries

In July 2010, the Company and AmTrust Financial Services, Inc. (“AmTrust”) formed Tiger Capital LLC (“Tiger”) for the purposes of acquiring certain life settlement contracts whereby each company initially contributed approximately $11,000 for the respective fifty percent ownership interests in Tiger. In 2011, the Company, through its wholly-owned subsidiary, American Capital Acquisition Investments, S.A. (“ACAI”), formed AMT Capital Alpha, LLC (“AMT Alpha”) with AmTrust for the purposes of acquiring additional life settlement contracts.

On March 28, 2013, the Company entered into a Stock Purchase Agreement with ACP Re Ltd. ("ACP Re") to acquire 50% of the issued and outstanding shares of AMT Capital Holdings S.A. (“AMTCH”), a Luxembourg Societe Anonyme, for cash consideration in the amount of $12,136. ACP Re Ltd. and the Company are majority owned and controlled by a common parent and the transaction is accounted for as between entities under common control. AMTCH’s primary purpose is to acquire certain life settlement contracts. AmTrust owns the remaining 50% of AMTCH. The Company accounts for AMTCH using the equity method of accounting. The Company’s 50% equity interest in AMTCH at the acquisition date was approximately $22,411. The difference between the equity interest and consideration paid was recorded as additional paid-in capital of $10,275.

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

The Company currently has a fifty percent ownership interest in the LSC Entities. AmTrust owns the remaining fifty percent interest in the LSC Entities.

The following tables present the investment activity in the LSC Entities.

Six Months Ended June 30, 2014
	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Balance at beginning of period	$73,186	$6,537	$32,966	$13,497	$126,186
Contributions	6,878	475	3,428	106	10,887
Equity in earnings (losses) of unconsolidated subsidiaries	(4,654)	(77)	(3,244)	6,840	(1,135)
Change in equity method investments	2,224	398	184	6,946	9,752
Balance at end of period	$75,410	$6,935	$33,150	$20,443	$135,938

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2013
	Tiger	AMT Alpha	AMTCH	Total
Balance at beginning of period	$58,273	$8,211	$—	$66,484
Contributions	5,890	300	—	6,190
Acquisition of interest	—	—	22,411	22,411
Equity in earnings (losses) of unconsolidated subsidiaries	1,999	(1,943)	(845)	(789)
Change in equity method investments	7,889	(1,643)	21,566	27,812
Balance at end of period	$66,162	$6,568	$21,566	$94,296

The following tables summarize total assets and total liabilities as of June 30, 2014 and December 31, 2013 for the Company’s unconsolidated equity method investment in the LSC Entities.

June 30, 2014
Condensed balance sheet data	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Investments in life settlement contracts at fair value	$155,897	$14,787	$64,210	$41,305	$276,199
Total assets	166,507	15,224	66,716	42,853	291,300
Total liabilities	15,687	1,353	416	1,968	19,424
Members' equity	150,820	13,871	66,300	40,885	271,876
NGHC's 50% ownership interest	$75,410	$6,935	$33,150	$20,443	$135,938

December 31, 2013
Condensed balance sheet data	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Investments in life settlement contracts at fair value	$153,684	$14,366	$64,974	$—	$233,024
Total assets	163,169	14,416	66,168	27,005	270,758
Total liabilities	16,797	1,342	236	12	18,387
Members' equity	146,372	13,074	65,932	26,993	252,371
NGHC's 50% ownership interest	$73,186	$6,537	$32,966	$13,497	$126,186

The following tables summarize the results of operations for the Company's unconsolidated equity method investment in the LSC Entities for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014
Condensed results of operations	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Revenue, net of commission	$(2,933)	$(202)	$(2,106)	$777	$(4,464)
Total expenses	284	7	256	59	606
Net income (loss)	$(3,217)	$(209)	$(2,362)	$718	$(5,070)
NGHC's ownership interest	$(1,609)	$(104)	$(1,181)	$359	$(2,535)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2013
Condensed results of operations	Tiger	AMT Alpha	AMTCH	Total
Revenue, net of commission	$2,123	$236	$358	$2,717
Total expenses	666	10	464	1,140
Net income (loss)	$1,457	$226	$(106)	$1,577
NGHC's ownership interest	$729	$113	$(845)	$(3)

Six Months Ended June 30, 2014
Condensed results of operations	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Revenue, net of commission	$(8,512)	$(143)	$(6,064)	$14,445	$(274)
Total expenses	796	11	424	765	1,996
Net income (loss)	$(9,308)	$(154)	$(6,488)	$13,680	$(2,270)
NGHC's ownership interest	$(4,654)	$(77)	$(3,244)	$6,840	$(1,135)

Six Months Ended June 30, 2013
Condensed results of operations	Tiger	AMT Alpha	AMTCH	Total
Revenue, net of commission	$5,198	$(3,861)	$358	$1,695
Total expenses	1,200	24	464	1,688
Net income (loss)	$3,998	$(3,885)	$(106)	$7
NGHC's ownership interest	$1,999	$(1,943)	$(845)	$(789)

The LSC Entities account for investments in life settlements in accordance with ASC 325-30, "Investments in Insurance Contracts", which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The LSC Entities have elected to account for these policies using the fair value method. As no comparable market pricing is available, the LSC Entities determine fair value based upon their estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in their portfolios may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2014 and December 31, 2013 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	June 30, 2014	December 31, 2013
Average age of insured	80.8 years	80.1 years
Average life expectancy, months(1)	124	131
Average face amount per policy	$6,586	$6,611
Effective discount rate(2)	14.1%	14.2%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities' estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2013 to June 30, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.
The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2014 and December 31, 2013:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2014	$(34,813)	$36,860
December 31, 2013	$(29,537)	$31,313

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2014	$(23,198)	$26,095
December 31, 2013	$(20,055)	$22,605

(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of June 30, 2014. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2014	$41,008
2015	43,688
2016	61,031
2017	39,847
2018	38,984
Thereafter	552,485
Total	$777,043

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $561 and $1,122, respectively, for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company paid 800 Superior, LLC $535 and $1,071, respectively.

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”) (see Note 14, "Related Party Transactions"). The Company and AmTrust each have a 50% ownership interest in East Ninth & Superior, LLC and a 24.5% in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The following tables present the investment activity in 800 Superior, LLC and East Ninth & Superior.

Six Months Ended June 30, 2014	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of period	$2,863	$4,009	$6,872
Contributions	14	—	14
Distributions	—	—	—
Equity in earnings (losses) of unconsolidated subsidiaries	(393)	41	(352)
Change in equity method investments	(379)	41	(338)
Balance at end of period	$2,484	$4,050	$6,534

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2013	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of period	$2,671	$4,066	$6,737
Contributions	750	—	750
Distributions	—	—	—
Equity in earnings (losses) of unconsolidated subsidiaries	(210)	147	(63)
Change in equity method investments	540	147	687
Balance at end of period	$3,211	$4,213	$7,424

The following tables summarize total assets and total liabilities as of June 30, 2014 and December 31, 2013 for the Company’s unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior.

June 30, 2014
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$25,514	$20,992	$46,506
Total Liabilities	20,546	12,892	33,438
Members Equity	4,968	8,100	13,068
NGHC's 50% ownership interest	$2,484	$4,050	$6,534

December 31, 2013
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$26,528	$20,860	$47,388
Total Liabilities	20,801	12,841	33,642
Members Equity	5,727	8,019	13,746
NGHC's 50% ownership interest	$2,863	$4,009	$6,872

The following tables summarize the results of operations for the Company's unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$1,175	$—	$1,175
Expenses	1,349	(24)	1,325
Net Income (Loss)	$(174)	$24	$(150)
NGHC's 50% ownership interest	$(87)	$12	$(75)

Three Months Ended June 30, 2013
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$1,187	$—	$1,187
Expenses	1,518	(253)	1,265
Net Income (Loss)	$(331)	$253	$(78)
NGHC's 50% ownership interest	$(165)	$126	$(39)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2014
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$2,418	$—	$2,418
Expenses	3,204	(82)	3,122
Net Income (Loss)	$(786)	$82	$(704)
NGHC's 50% ownership interest	$(393)	$41	$(352)

Six Months Ended June 30, 2013
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$2,375	$—	$2,375
Expenses	2,795	(295)	2,500
Net Income (Loss)	$(420)	$295	$(125)
NGHC's 50% ownership interest	$(210)	$147	$(63)

The Company also has a 34.74% ownership interest in American Tax Credit Georgia Fund III, LLC (“ATC”), which in turn is an investor in apartment complexes that qualify for credits under the Georgia Affordable Housing Act. Unrelated third parties own the remaining 65.26% interest in ATC. The Company’s interest in ATC as of June 30, 2014 and December 31, 2013 was $1 and $135, respectively.

For the three and six months ended June 30, 2014, the Company recorded equity in earnings (losses) from ATC in the amount of $(65) and $(131), respectively. For the three and six months ended June 30, 2013, the Company recorded equity in earnings (losses) from ATC in the amount of $(65) and $(131), respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

6. Acquisitions and Disposals

On June 27, 2014, the Company purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20,000. In connection with the Imperial transaction, the Company assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 9, "Debt").

June 2014
Assets
Cash and invested assets	$62,159
Accrued interest	484
Premium receivable	37,687
Reinsurance recoverable	12,177
Prepaid reinsurance	36,203
Premises and equipment	6,218
Intangible assets	3,300
Deferred tax	847
Other	225
Total Assets	159,300
Liabilities
Unpaid loss and loss adjustment expenses	44,450
Accounts payable and accrued expenses	13,899
Unearned premiums	49,452
Reinsurance payable	30,686
Notes payable	8,916
Total Liabilities	147,403
Net assets purchased	11,897
Purchase price	20,000
Goodwill recorded	$8,103

The goodwill and intangible assets related to the Imperial acquisition were assigned to the Property and Casualty segment.
On April 1, 2014, the Company purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust. The purchase price was approximately$21,743, subject to certain adjustments.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

April 2014
Assets
Cash and invested assets	$29,131
Premium receivable	2,896
Other assets	729
Total Assets	32,756
Liabilities
Unpaid loss and loss adjustment expenses	4,472
Unearned premium	8,352
Reinsurance payable	816
Accounts payable and accrued expenses	2,829
Deferred tax	119
Total Liabilities	16,588
Net assets purchased	16,168
Purchase price	21,743
Goodwill recorded	$5,575

The goodwill and intangible assets related to the Personal Express acquisition were assigned to the Property and Casualty segment.
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

In December 2013, the Company acquired all of the issued and outstanding stock of Ikano Re S.A. for $35,741. The entity was renamed National General Alpha Re (“Alpha”). Alpha is a reinsurer incorporated in Luxembourg that allows the Company to obtain the benefits of its capital and utilization of its existing and future loss reserves through a series of reinsurance agreements with one of the Company’s subsidiaries.

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

The composition of goodwill and intangible assets at June 30, 2014 and December 31, 2013 consisted of the following:

June 30, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$5,247	$653	5 years
Loss reserve discount	12,451	11,906	545	7 years
Agent relationships	31,926	7,560	24,366	11 - 17 years
Affinity partners	800	326	474	11 years
Operating lease	3,508	3,317	191	4.6 years
Non-compete	2,500	2,167	333	5 years
State licenses	58,015	—	58,015	indefinite life
Goodwill	96,631	—	96,631	indefinite life
Total	$211,731	$30,523	$181,208

December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$4,757	$1,143	5 years
Loss reserve discount	12,451	11,672	779	7 years
Agent relationships	31,850	3,591	28,259	11 - 17 years
Affinity partners	800	289	511	11 years
Operating lease	3,508	2,934	574	4.6 years
Non-compete	2,500	1,917	583	5 years
State licenses	54,715	—	54,715	indefinite life
Goodwill	70,351	—	70,351	indefinite life
Total	$182,075	$25,160	$156,915

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. No goodwill impairment was recorded during the six months ended June 30, 2014 and 2013. As of June 30, 2014, approximately $41,700 of the Company's goodwill balance was related to the Company's Luxembourg reinsurer subsidiaries.

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for Affinity Partners and Agents’ Relationships based on the estimated attrition of those

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

relationships. For the three and six months ended June 30, 2014, the Company amortized approximately $2,740 and $5,952, respectively, related to its intangible assets with a finite life, which includes an impairment charge of $736 related to certain agent relationship intangible assets. For the three and six months ended June 30, 2013, the Company amortized approximately $1,042 and $2,445, respectively, related to its intangible assets with a finite life. The estimated aggregate amortization expense for each of the next five years is:

Year ending
2014	$1,810
2015	3,259
2016	2,915
2017	2,655
2018 and thereafter	15,923
$26,562

8. Stockholders' Equity

On February 19, 2014, the Company sold an additional 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. The Company recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12,094 is charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $177,886.

On June 25, 2014, the Company issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a "dividend payment date"), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds the Company received from the issuance was approximately $53,164, after deducting the underwriting discount and issuance expenses.

9. Debt

6.75% Notes due 2024

On May 23, 2014, the Company sold $250,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement.

The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15th and November 15th of each year, beginning on November 15, 2014. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company.

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates.

The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses. The Company used a portion of the net proceeds from the issuance to repay all amounts outstanding under (A) the credit agreement, dated as of February 20, 2013, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Key Bank National Association, as Syndication Agent, and First Niagara Bank, N.A., as Documentation Agent, and (B) the Company’s promissory note to ACP Re, Ltd ("ACP Re").

Interest expense on the 6.75% Notes for the three and six months ended June 30, 2014 was $1,710 and $1,710, respectively.

Promissory Notes

On February 20, 2013, the Company amended and restated two outstanding notes to ACP Re whereby these notes were consolidated into a single promissory note in the amount of $18,700. This note bore interest at a rate of 3.0% per annum and the outstanding principal and interest was due on January 1, 2017. The outstanding principal amount of the promissory note to ACP Re was repaid in the second quarter of 2014 in connection with the issuance of the 6.75% Notes. Interest expense on the note to ACP Re for the three and six months ended June 30, 2014 was $80 and $220, respectively. Interest expense on the note to ACP Re for the three and six months ended June 30, 2013 was $140 and $280, respectively.

As part of the Company’s acquisition of Reliant Financial Group, LLC, the Company has an outstanding promissory note as of June 30, 2014 of $600 payable to Access Plans, Inc. (“VelaPoint Note #1”). The original note was issued on February 22, 2012 in the amount of $1,500 and any outstanding balance bears interest at a rate of 5.0% per annum. Three payments of $400, $500 and $600 are due and payable thirty days after the anniversary date beginning in 2013. Interest expense on this note for the three and six months ended June 30, 2014 was $7 and $20, respectively. Interest expense on this note for the three and six months ended June 30, 2013 was $16 and $30, respectively.
Also as part of the Company’s acquisition of Reliant Financial Group, LLC, the Company entered into an agreement with the seller to pay $875 for his 50% ownership interest (“VelaPoint Note #2”). At the closing date, the Company paid $175 and entered into an agreement to pay the remaining $700 to the seller upon the earlier of certain trigger events or on February 16, 2015. The outstanding principal amount of $700 on the VelaPoint #2 Note was repaid in the first quarter of 2014 in connection with the listing of the Company's common stock. The imputed interest associated with this note for the three and six months ended June 30, 2014 was $0 and $15, respectively. The imputed interest associated with this note for the three and six months ended June 30, 2013 was $15 and $30, respectively.
Upon the completion of the Company’s purchase of VelaPoint, the Company entered into a note agreement of $184 with HealthCompare Insurance Services, Inc. (“VelaPoint Note #3”). This note was to mature on July 1, 2014. The outstanding principal amount on the VelaPoint Note #3 of $92 as of December 31, 2013 was repaid in the first quarter of 2014. The imputed interest associated with this note for the three and six months ended June 30, 2014 was $0 and $0, respectively. The imputed interest associated with this note for the three and six months ended June 30, 2013 was $1 and $2, respectively.

Revolving Credit Agreements

During the first quarter of 2013, the Company entered into a credit agreement to establish a secured $90,000 line of credit with JPMorgan Chase, N.A. Interest payments were required to be paid monthly on any unpaid principal and bore interest at a rate of LIBOR plus 250 basis points. The credit agreement had a maturity date of February 20, 2016. The outstanding balance on the line of credit of $59,200 was repaid and the credit facility was terminated in the second quarter of 2014 in connection with the issuance of the 6.75% Notes.
On May 30, 2014, the Company entered into a $135,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents. The credit facility is a revolving credit facility with a letter of credit sublimit of $10,000 and an expansion feature not to exceed $50,000.
The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

statutory surplus. The Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the Credit Agreement, declare the Company’s obligations under the Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018.
Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of June 30, 2014).
As of June 30, 2014, there was no outstanding balance on the line of credit. Interest expense for our existing and repaid lines of credit for the three and six months ended June 30, 2014 was $697 and $1,133, respectively. Interest expense for our existing and repaid lines of credit for the three and six months ended June 30, 2013 was $341 and $419, respectively.

Imperial-related Debt

In connection with the Imperial transaction, the Company assumed $3,500 in principal amount of Senior Notes due 2034 ("Imperial-related Notes") previously issued by Imperial Management Corporation. The notes bear interest at an annual rate equal to LIBOR plus 3.95%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount plus accrued interest. In addition, Imperial Fire and Casualty Insurance Company is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. (See Note 6, "Acquisitions and Disposals").

Maturities of the Company's debt for the five years subsequent to June 30, 2014 are as follows:

December 31,	2014	2015	2016	2017	2018	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$250,000	$250,000
VelaPoint Note #1	—	613	—	—	—	—	613
Imperial-related debt:
Imperial-related Notes	—	—	—	—	—	3,500	3,500
Surplus Notes	—	—	—	—	—	5,000	5,000
	$—	$613	$—	$—	$—	$258,500	$259,113

As of June 30, 2014 and December 31, 2013, the Company had outstanding letters of credit of approximately $13,600 and $0, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common NGHC stockholders - basic	$30,334	$13,054	$56,726	$19,464
Effect of potentially dilutive securities:
Convertible preferred stock dividends	—	896	—	2,158
Net income attributable to common NGHC stockholders - diluted	$30,334	$13,950	$56,726	$21,622

Weighted average number of common shares outstanding – basic	93,344,400	54,935,182	89,526,029	50,270,789
Potentially dilutive securities:
Share options	1,440,907	747,486	1,355,583	735,411
Restricted stock units	34,000	—	16,906	—
Convertible preferred stock	—	8,917,565	—	10,597,166
Weighted average number of common shares outstanding – diluted	94,819,307	64,600,233	90,898,518	61,603,366
Basic earnings per share attributable to NGHC common stockholders	$0.32	$0.24	$0.63	$0.39
Diluted earnings per share attributable to NGHC common stockholders	$0.32	$0.22	$0.62	$0.35

As of June 30, 2014 and 2013, 2,913,532 and 3,809,676 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSU"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2014, approximately 2,254,852 shares of Company common stock remained available for grants under the Plan.
The Company recognizes compensation expense under ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs generally vest over a period of four years.
A summary of the Company’s stock option activity for the six months ended June 30, 2014 and 2013 is shown below:

	Six Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,058,363	$8.48	2,339,601	$5.89
Granted	—	—	2,970,353	10.32
Forfeited	—	—	(242,970)	6.60
Exercised	(42,600)	3.67	—	—
Outstanding at end of period	5,015,763	$8.52	5,066,984	$8.46

A summary of the Company's RSU activity for the six months ended June 30, 2014 and 2013 is shown below:

	Six Months Ended June 30,
	2014		2013
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	$—	—	$—
Granted	90,000	15.91	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at end of period	90,000	$15.91	—	$—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

There were no options granted during the six months ended June 30, 2014. The Company had approximately $7,897 and $7,670 of unrecognized compensation cost related to unvested stock options as of June 30, 2014 and December 31, 2013, respectively.

Compensation expense for all share-based compensation under ASC 718-10-30 was $501 and $919 for the three and six months ended June 30, 2014, respectively, and $1,261 and $1,628 for the three and six months ended June 30, 2013, respectively.

12. Service and Fee Income
The following table summarizes service and fee income by category:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Installment fees	$7,322	$7,053	$14,205	$17,063
Commission revenue	14,878	10,527	29,738	16,816
General agent fees	7,842	4,967	15,167	9,419
Late payment fees	2,987	2,863	5,485	5,444
Finance and processing fees	3,369	3,826	6,509	5,451
Other	2,088	2,170	4,088	4,475
Total	$38,486	$31,406	$75,192	$58,668

13. Income Taxes

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Six Months Ended June 30,
(amounts in thousands)	2014	2013
Income before equity earnings of unconsolidated subsidiaries	$65,967	$29,543
Tax at Federal statutory rate of 35%	$23,088	$10,340
Tax effects resulting from:
Loss of non-includable foreign subsidiaries	(3,654)	(1,677)
Tax exempt interest	(431)	(418)
Non-deductible expenses	55	72
Luxembourg technical reserves	(12,742)	(1,353)
State tax	1,001	901
Other	443	(312)
Total income tax reported	$7,760	$7,553
Effective tax rate	11.8%	25.6%

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under intercompany reinsurance agreements. As the income or loss of the Luxembourg reinsurer is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

tax benefit reflected in the income tax provision in the accompanying consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company. For the six months ended June 30, 2014 and 2013, the Company reduced its deferred tax liability relating to equalization reserves by $12,742 and $1,353 respectively. This reduction lowered the company’s effective tax rate by 19.3% and 4.6% for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the deferred tax liability related to the Luxembourg reinsurers was $48,900.

There were no unrecognized tax benefits at June 30, 2014 and December 31, 2013 that, if recognized, would affect the Company’s effective tax rate.

The Company recognizes interest expense related to unrecognized tax benefits in tax expense, net of Federal income tax. There were no accrued interest and penalties recognized in the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014 and 2013, there was no interest related to unrecognized tax expense in the condensed consolidated statements of income. The Company has no penalties included in calculating its provision for income taxes. All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies.

The Company’s management believes that it will realize the benefits of its deferred tax assets, which are included as a component of the Company’s net deferred tax liability, and accordingly, no valuation allowance has been recorded for the periods presented. The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition.

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
Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $433 and $856 for the three and six months ended June 30, 2014, respectively, while the amounts charged for such expenses were $363 and $726 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was a payable to AIIM related to these services in the amount of $428 and $439, respectively.
AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp., a wholly owned subsidiary of the Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. The amounts charged for such expenses were $1,710 and $4,003 for the three and six months ended June 30, 2014, respectively, while the amounts charged for such expenses were $1,538 and $2,777 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was a payable for these services in the amount of $1,755 and $1,389, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp. The amounts charged for such expenses were $800 and $2,175 for the three and six months ended June 30, 2014, respectively, of which amounts capitalized in property and equipment were $527 and $967 for the three and six months ended June 30, 2014, respectively. The amounts charged for such expenses were $1,006 and $2,012 for the three and six months ended June 30, 2013, respectively, of which amounts capitalized in property and equipment were $853 and $1,706 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was a payable for these services in the amount of $1,466 and $777, respectively.

In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premiums of NGHC and its affiliates written on the system plus the costs for support services. The amounts charged for such fees were $3,825 and $7,912 for the three and six months ended June 30, 2014, respectively, while the amounts charged for such fees were $2,944 and $5,419 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there were payables for these services in the amount of $8,026 and $7,610, respectively.

On September 1, 2012 the Company purchased The Association Benefits Solution companies. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of June 30, 2014 and December 31, 2013, the Company had a receivable of $5,720 and $4,955, respectively. All balances due to and from this entity are settled at a minimum on a quarterly basis.

On November 9, 2012, National General Management Corp. entered into a management agreement with an affiliated company, Agent Alliance Insurance Company (“AAIC”), whereby it performs various services on behalf of AAIC. The Company received management fees from AAIC of $29 and $56 for the three and six months ended June 30, 2014, respectively, while the amounts received for such management fees were $15 and $25 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was a receivable (payable) due to AAIC of $116 and $207, respectively.

On November 9, 2012, a wholly-owned subsidiary, Integon National, entered into a reinsurance agreement with an affiliated company, AAIC, whereby AAIC cedes 100% of the total written premiums, acquisition costs and incurred losses and LAE on business with effective dates before and after November 9, 2012. The agreement has an indefinite term.

On July 1, 2012, a wholly-owned subsidiary, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.50% of all net written premiums generated to the program. The amounts charged for such fees were $35 and $66 for the three and six months ended June 30, 2014, respectively, while the amounts charged for such fees were $18 and $79 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, there was a payable for these services in the amount of $36 and $26, respectively.

On March 22, 2012, a wholly-owned subsidiary, Integon National, entered into a reinsurance agreement with an AmTrust subsidiary, Agent Alliance Reinsurance Company (“AARC”), whereby the Company cedes 25% of the business written by certain agents who are members of the Company’s captive agent program along with 25% of any related losses. The Company receives a ceding commission of 25% of the associated ceded premiums. Each party may terminate the agreement by providing 90 days written notice.

On January 1, 2013, the Company entered into a quota share agreement with Wesco Insurance Company (“Wesco”), a subsidiary of AmTrust, to assume 100% of the accident and health business written before January 1, 2013. The Company reinsures 100% of the existing obligations with respect to the accident and health program, including a loss portfolio transfer of 100% of loss and LAE reserves and unearned premium as of the effective date in exchange for an amount equal to 100% of the loss and LAE reserves and unearned premium reserves related to the existing contracts and 100% of the business fronted by Wesco on behalf of the Company after the effective date less the fronted ceded commission of 5% of premiums written, plus the related fronting acquisition costs and fronting inuring reinsurance costs, both meaning the actual costs paid by Wesco to the third parties with respect to those transactions.

The amounts related to these reinsurance treaties are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

June 30, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(199)	$—	$40
Wesco	(3,714)	—	(60)
AARC	543	100	(330)

December 31, 2013	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(200)	$836	$1,359
Wesco	(1,067)	—	13
AARC	457	78	(281)

Three Months Ended June 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$720	$(173)	$448
Wesco	5,926	(1,490)	5,456
AARC	(330)	89	(173)

Three Months Ended June 30, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$1,084	$(311)	$369
Wesco	4,506	(1,377)	2,869
AARC	(335)	98	(208)

Six Months Ended June 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$1,483	$(385)	$1,004
Wesco	10,668	(2,742)	8,686
AARC	(623)	172	(366)

Six Months Ended June 30, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$2,239	$(457)	$1,182
Wesco	6,449	(1,825)	3,888
AARC	(625)	189	(411)

The Company participates in a quota share reinsurance treaty with the related entities listed below whereby it ceded 50% of the total net earned premiums and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”).

On August 1, 2013, the Company provided notice to parties of the NGHC Quota Share agreement that it was terminating the agreement. The Company no longer cedes any net earned premiums and net incurred losses and LAE on business with effective dates after July 31, 2013. The termination is on a run-off basis, meaning the Company will continue to cede 50% of the net premiums and the related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies.

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Percentage Participation
ACP Re Ltd.	30%
Maiden Insurance Company, a subsidiary of Maiden	50%
Technology Insurance Company, a subsidiary of AmTrust	20%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended June 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$3,678	$1,201	$2,340
Maiden Insurance Company	6,130	1,943	3,886
Technology Insurance Company	2,452	786	1,574
Total	$12,260	$3,930	$7,800

Three Months Ended June 30, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$44,120	$13,342	$28,071
Maiden Insurance Company	73,533	22,237	46,785
Technology Insurance Company	29,413	8,894	18,714
Total	$147,066	$44,473	$93,570

Six Months Ended June 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$12,673	$3,899	$9,307
Maiden Insurance Company	21,122	6,441	15,499
Technology Insurance Company	8,449	2,585	6,218
Total	$42,244	$12,925	$31,024

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$87,263	$26,930	$55,033
Maiden Insurance Company	145,438	44,883	91,721
Technology Insurance Company	58,175	17,954	36,688
Total	$290,876	$89,767	$183,442
Included in ceding commission income was $2,481 and $6,249 which represented recovery of successful acquisition cost of the reinsured contracts for the three and six months ended June 30, 2014, respectively, while $24,279 and $48,487 represented recovery of successful acquisition cost of the reinsured contracts for the three and six months ended June 30, 2013, respectively. These amounts have been netted against acquisition and other underwriting costs in the accompanying consolidated statements of income.

June 30, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$47,965	$1,214	$11,228
Maiden Insurance Company	79,942	2,023	18,712
Technology Insurance Company	31,977	785	7,485
Total	$159,884	$4,022	$37,425

December 31, 2013	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$74,997	$7,669	$30,604
Maiden Insurance Company	124,995	12,782	51,021
Technology Insurance Company	49,998	4,958	20,408
Total	$249,990	$25,409	$102,033

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, NGHC will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of NGHC or cash. ACP Re Ltd. and Maiden Insurance Company held assets in trust in the amount of $55,007 and $86,023, respectively, as of June 30, 2014 and $57,959 and $104,824, respectively, as of December 31, 2013.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entity arrangements, see Note 5, “Equity Investments in Unconsolidated Subsidiaries”.

800 Superior, LLC and Affiliated Entities

As described in Note 5, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $561 and $1,122 for the three and six months ended June 30, 2014, respectively, and $535 and $1,071 for the three and six months ended June 30, 2013, respectively. For more information on the 800 Superior, LLC and Affiliated Entities related party transactions, see Note 15, "Related Party Transactions - 800 Superior LLC and Affiliated Entities" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following tables summarize the underwriting results of the Company’s operating segments:

Three Months Ended June 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$407,863	$60,610	$—	$468,473

Net premium written	358,096	60,460	—	418,556
Change in unearned premiums	3,527	(30,617)	—	(27,090)
Net earned premium	361,623	29,843	—	391,466
Ceding commission income - primarily related party	1,557	—	—	1,557
Service and fee income	23,389	15,097	—	38,486

Underwriting expenses:
Loss and loss adjustment expense	231,008	24,596	—	255,604
Acquisition costs and other underwriting expenses	61,440	12,978	—	74,418
General and administrative	64,715	12,344	—	77,059
Total underwriting expenses	357,163	49,918	—	407,081
Underwriting income (loss)	29,406	(4,978)	—	24,428
Net investment income	—	—	11,321	11,321
Other revenue	—	—	100	100
Equity in losses of unconsolidated subsidiaries	—	—	(2,610)	(2,610)
Interest expense	—	—	(2,519)	(2,519)
Provision for income taxes	—	—	(424)	(424)
Net income attributable to non-controlling interest	—	—	38	38
Net income (loss) attributable NGHC	$29,406	$(4,978)	$5,906	$30,334

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$321,438	$9,251	$—	$330,689

Net premium written	137,823	9,181	—	147,004
Change in unearned premiums	7,546	—	—	7,546
Net earned premium	145,369	9,181	—	154,550
Ceding commission income - primarily related party	24,735	—	—	24,735
Service and fee income	20,363	11,043	—	31,406

Underwriting expenses:
Loss and loss adjustment expense	93,205	5,464	—	98,669
Acquisition costs and other underwriting expenses	25,505	6,717	—	32,222
General and administrative	61,620	6,792	—	68,412
Total underwriting expenses	180,330	18,973	—	199,303
Underwriting income	10,137	1,251	—	11,388
Net investment income	—	—	7,181	7,181
Net realized losses	—	—	(751)	(751)
Equity in earnings of unconsolidated subsidiaries	—	—	487	487
Interest expense	—	—	(573)	(573)
Provision for income taxes	—	—	(3,782)	(3,782)
Net income attributable to non-controlling interest	—	—	—	—
Net income attributable NGHC	$10,137	$1,251	$2,562	$13,950

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$1,014,471	$100,144	$—	$1,114,615

Net premium written	886,094	99,947	—	986,041
Change in unearned premiums	(197,252)	(39,471)	—	(236,723)
Net earned premium	688,842	60,476	—	749,318
Ceding commission income - primarily related party	6,927	—	—	6,927
Service and fee income	45,062	30,130	—	75,192

Underwriting expenses:
Loss and loss adjustment expense	440,438	40,513	—	480,951
Acquisition costs and other underwriting expenses	117,213	31,578	—	148,791
General and administrative	128,236	25,022	—	153,258
Total underwriting expenses	685,887	97,113	—	783,000
Underwriting income (loss)	54,944	(6,507)	—	48,437
Net investment income	—	—	20,535	20,535
Other revenue	—	—	107	107
Equity in losses of unconsolidated subsidiaries	—	—	(1,487)	(1,487)
Interest expense	—	—	(3,112)	(3,112)
Provision for income taxes	—	—	(7,760)	(7,760)
Net income attributable to non-controlling interest	—	—	6	6
Net income (loss) attributable NGHC	$54,944	$(6,507)	$8,289	$56,726

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$671,736	$16,566	$—	$688,302

Net premium written	303,029	16,491	—	319,520
Change in unearned premiums	(12,813)	(1)	—	(12,814)
Net earned premium	290,216	16,490	—	306,706
Ceding commission income - primarily related party	49,992	—	—	49,992
Service and fee income	41,413	17,255	—	58,668

Underwriting expenses:
Loss and loss adjustment expense	189,178	12,693	—	201,871
Acquisition costs and other underwriting expenses	51,186	11,246	—	62,432
General and administrative	125,445	9,776	—	135,221
Total underwriting expenses	365,809	33,715	—	399,524
Underwriting income	15,812	30	—	15,842
Net investment income	—	—	13,654	13,654
Net realized gains	—	—	947	947
Other revenue	—	—	16	16
Equity in losses of unconsolidated subsidiaries	—	—	(324)	(324)
Interest expense	—	—	(916)	(916)
Provision for income taxes	—	—	(7,553)	(7,553)
Net income attributable to non-controlling interest	—	—	(44)	(44)
Net income attributable NGHC	$15,812	$30	$5,780	$21,622

The following tables summarize the financial position of the Company's operating segments as of June 30, 2014 and December 31, 2013:

June 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$558,120	$100,841	$—	$658,961
Prepaid reinsurance premiums	69,070	—	—	69,070
Reinsurance recoverable on unpaid losses	904,403	—	—	904,403
Deferred commission and other acquisition costs	99,740	14,995	—	114,735
Goodwill and intangible assets, net	103,423	77,785	—	181,208
Corporate and other assets	—	—	1,850,054	1,850,054
Total	$1,734,756	$193,621	$1,850,054	$3,778,431

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$434,433	$14,819	$—	$449,252
Prepaid reinsurance premiums	50,878	—	—	50,878
Reinsurance recoverable on unpaid losses	950,828	—	—	950,828
Deferred commission and other acquisition costs	59,048	1,064	—	60,112
Goodwill and intangible assets, net	93,769	63,146	—	156,915
Corporate and other assets	—	—	1,169,530	1,169,530
Total	$1,588,956	$79,029	$1,169,530	$2,837,515

The following table shows an analysis of the Company's gross and net premiums written and net premiums earned by geographical location for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Gross premiums written - North America	$418,729	$330,689
Gross premiums written - Europe	49,744	—
Net premiums written - North America	161,184	72,615
Net premiums written - Bermuda	186,865	66,950
Net premiums written - Europe	70,507	7,439
Net premiums earned - North America	164,707	80,161
Net premiums earned - Bermuda	186,865	66,075
Net premiums earned - Europe	39,894	8,314

	Six Months Ended June 30,
	2014	2013
Gross premiums written - North America	$1,034,640	$688,302
Gross premiums written - Europe	79,975	—
Net premiums written - North America	571,319	181,250
Net premiums written - Bermuda	301,271	120,943
Net premiums written - Europe	113,451	17,327
Net premiums earned - North America	374,053	168,436
Net premiums earned - Bermuda	301,271	122,693
Net premiums earned - Europe	73,994	15,577

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

16. Subsequent Events

In July 2014, the Company reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina which is also licensed as a surplus lines carrier in over 30 states, from ACP Re, Ltd. ("ACP Re") for a purchase price equal to AAIC’s capital and surplus of approximately $17,000. Following the Company's 2012 sale of AAIC to ACP Re, the Company had continued to reinsure 100% of its existing and renewal private passenger auto insurance.

On January 3, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel Trust”), entered into a merger agreement (the “Tower Merger Agreement”) with Tower Group International, Ltd. (“Tower”) pursuant to which ACP Re has agreed to acquire 100% of the outstanding stock of Tower and cause its subsidiary to merge into Tower (the "Merger"). The transactions contemplated by the Tower Merger Agreement are subject to certain regulatory and shareholder approvals.

In connection with the Merger, the Company and AmTrust Financial Services, Inc. (“AmTrust”) agreed, subject to the consummation of the Merger, to (a) acquire the renewal rights and certain other assets related to Tower’s personal lines insurance operations and commercial lines insurance operations, respectively, (b) administer the run-off of Tower’s historical personal lines claims and commercial lines claims at cost, (c) in their discretion, place personal lines business and commercial lines business with the Tower insurance companies, which they will exclusively manage and fully reinsure for a net 2% ceding fee payable to the Tower insurance companies, (d) retain the expirations on all business written by the Tower insurance companies through the Company and AmTrust, as managers, and (e) receive the agreement of the Tower insurance companies and ACP Re not to compete with respect to the personal lines business and commercial lines business. The Company also agreed to acquire the Attorneys-in-Fact which serve as insurance managers for the reciprocal exchanges managed by Tower from ACP Re for $7,500.

Subject to the consummation of the Merger, the Company and AmTrust have agreed to provide ACP Re with financing in an aggregate principal amount of $125,000 each. On July 22, 2014, a Special Committee of the Company’s Board of Directors composed solely of independent directors (the “Special Committee”) approved the terms of the Credit Agreement to be entered into among the Company, AmTrust and ACP Re upon consummation of the Merger. The $250,000 loan will have a seven-year term, will bear interest at an annual rate of 7% and will contain restrictive covenants, including, without limitation, covenants relating to the value of ACP Re’s assets, ACP Re’s leverage ratio and fixed charge coverage ratio, as well as other typical limitations on ACP Re’s activities. The loan will be secured by a security interest in the stock of ACP Re and its subsidiaries, the assets of ACP Re and certain of the assets of ACP Re’s unregulated subsidiaries.

In addition, effective upon the consummation of the Merger, a subsidiary of the Company, along with a subsidiary of AmTrust, as reinsurers, will enter into a $250,000 aggregate stop loss reinsurance agreement with a subsidiary of Tower by which each, as reinsurers, will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the legacy Tower business (the “Stop-Loss”). ACP Re will enter into a reinsurance agreement (the “Retrocession”) by which it reinsures the full amount of any payments that the Company and AmTrust would be obligated to make under the Stop Loss. The Stop Loss premium will be equal to $56,000, payable five years following the closing of the Merger. The Retrocession premium will be equal to the Stop Loss premium, less a fee of 5.5% of the Stop Loss premium to be retained by a subsidiary of the Company and a subsidiary of AmTrust. The Stop Loss coverage will attach in the event that paid losses and paid loss adjustment expenses by the Tower insurance companies exceed Tower’s reserves as of the closing of the Merger. Through the Stop-Loss, our subsidiary will have direct exposure, and we will have indirect exposure, to Tower’s historical commercial and personal lines business and reserves, subject to the reinsurance provided by the Retrocession. The Special Committee approved the terms of the Stop Loss and Retrocession.

The Special Committee also approved the Company’s entrance into an Amended and Restated Personal Lines Master Agreement with ACP Re (the “Amended and Restated Personal Lines Master Agreement”), which, in addition to the agreements previously described, provides that the Company will pay ACP Re contingent consideration in the form of an earnout (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower personal lines business written or assumed by the Company following the closing in connection with the transaction for a three-year period. The Contingent Payments to be made by the Company are capped at a total of $30,000, in the aggregate, over the three-year period. The parties entered into the Amended and Restated Personal Lines Master Agreement on July 23, 2014. Simultaneously, ACP Re and AmTrust entered into an Amended and Restated Commercial Lines Master Agreement that provides for contingent consideration payable by AmTrust to ACP Re on the same terms.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Tower transaction remains subject to regulatory approval and the consummation of the Merger. There is no assurance that regulatory approval for the transaction will be received or that modifications to the terms described above will not need to be made in order to obtain regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.
Note on Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. (“Maiden”), AmTrust Financial Services, Inc. (“AmTrust”), ACP Re Ltd. ("ACP Re") or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview
We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide personal and commercial automobile insurance, homeowners insurance, supplemental health insurance products and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.
We manage our business through two segments: Property and Casualty ("P&C ") and Accident and Health ("A&H"). We transact business primarily through our fourteen regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Company, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company and National Automotive Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best.
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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2014, our annualized operating leverage (the ratio of net premiums earned to average total stockholders’ equity) was 1.88x, which was within our planned target operating leverage of between 1.5x and 2.0x.
Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $20.5 million and $13.7 million for the six months ended June 30, 2014 and 2013, respectively. We held 6.3% and 6.6% of total invested assets in cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.
Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves (“LAE”). As of June 30, 2014 and December 31, 2013, our reserves, net of reinsurance recoverables, were $481.7 million and $308.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Acquisitions

In July 2014, we reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina which is also licensed as a surplus lines carrier in over 30 states, from ACP Re, Ltd. ("ACP Re") for a purchase price equal to AAIC’s capital and surplus of approximately $17.0 million. Following our 2012 sale of AAIC to ACP Re, we had continued to reinsure 100% of its existing and renewal private passenger auto insurance.

On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20.0 million. In connection with the Imperial transaction, we assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 9, "Debt" to our condensed consolidated financial statements).

On April 1, 2014, we purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust Financial Services, Inc. ("AmTrust"). The purchase price was approximately $21.7 million, subject to certain adjustments.
The Tower Transaction

On January 3, 2014, ACP Re, Ltd. (“ACP Re”), a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel Trust”), entered into a merger agreement (the “Tower Merger Agreement”) with Tower Group International, Ltd. (“Tower”) pursuant to which ACP Re has agreed to acquire 100% of the outstanding stock of Tower and cause its subsidiary to merge into Tower (the "Merger"). The transactions contemplated by the Tower Merger Agreement are subject to certain regulatory and shareholder approvals.

In connection with the Merger, the Company and AmTrust Financial Services, Inc. (“AmTrust”) agreed, subject to the consummation of the Merger, to (a) acquire the renewal rights and certain other assets related to Tower’s personal lines insurance operations and commercial lines insurance operations, respectively, (b) administer the run-off of Tower’s historical personal lines claims and commercial lines claims at cost, (c) in their discretion, place personal lines business and commercial lines business with the Tower insurance companies, which they will exclusively manage and fully reinsure for a net 2% ceding fee payable to the Tower insurance companies, (d) retain the expirations on all business written by the Tower insurance companies through the Company and AmTrust, as managers, and (e) receive the agreement of the Tower insurance companies and ACP Re not to compete with respect to the personal lines business and commercial lines business. The Company also agreed to acquire the Attorneys-in-Fact which serve as insurance managers for the reciprocal exchanges managed by Tower from ACP Re for $7.5 million.

Subject to the consummation of the Merger, the Company and AmTrust have agreed to provide ACP Re with financing in an aggregate principal amount of $125 million each. On July 22, 2014, a Special Committee of the Company’s Board of Directors composed solely of independent directors (the “Special Committee”) approved the terms of the Credit Agreement to be entered into among the Company, AmTrust and ACP Re upon consummation of the Merger. The $250 million loan will have a seven-year term, will bear interest at an annual rate of 7% and will contain restrictive covenants, including, without limitation, covenants relating to the value of ACP Re’s assets, ACP Re’s leverage ratio and fixed charge coverage ratio, as well as other typical limitations on ACP Re’s activities. The loan will be secured by a security interest in the stock of ACP Re and its subsidiaries, the assets of ACP Re and certain of the assets of ACP Re’s unregulated subsidiaries.

In addition, effective upon the consummation of the Merger, a subsidiary of the Company, along with a subsidiary of AmTrust, as reinsurers, will enter into a $250 million aggregate stop loss reinsurance agreement with a subsidiary of Tower by which each, as reinsurers, will provide, severally, $125 million of stop loss coverage with respect to the run-off of the legacy Tower business (the “Stop-Loss”). ACP Re will enter into a reinsurance agreement (the “Retrocession”) by which it reinsures the full amount of any payments that the Company and AmTrust would be obligated to make under the Stop Loss. The Stop Loss premium will be equal to $56 million, payable five years following the closing of the Merger. The Retrocession premium will be equal to the Stop Loss premium, less a fee of 5.5% of the Stop Loss premium to be retained by a subsidiary of the Company and a subsidiary of AmTrust. The Stop Loss coverage will attach in the event that paid losses and paid loss adjustment expenses by the Tower insurance companies exceed Tower’s reserves as of the closing of the Merger. Through the Stop-Loss, our subsidiary will have direct exposure, and we will have indirect exposure, to Tower’s historical commercial and personal lines business and reserves, subject to the reinsurance provided by the Retrocession. The Special Committee approved the terms of the Stop Loss and Retrocession.

The Special Committee also approved the Company’s entrance into an Amended and Restated Personal Lines Master Agreement with ACP Re (the “Amended and Restated Personal Lines Master Agreement”), which, in addition to the agreements previously described, provides that the Company will pay ACP Re contingent consideration in the form of an earnout (the “Contingent Payments”), payable semi-annually on the last day of January and July, of 3% of gross written premium of the Tower personal lines business written or assumed by the Company following the closing in connection with the transaction for a three-year period. The Contingent Payments to be made by the Company are capped at a total of $30 million, in the aggregate, over the three-year period. The parties entered into the Amended and Restated Personal Lines Master Agreement on July 23, 2014. Simultaneously, ACP Re and AmTrust entered into an Amended and Restated Commercial Lines Master Agreement that provides for contingent consideration payable by AmTrust to ACP Re on the same terms.

The Tower transaction remains subject to regulatory approval and the consummation of the Merger. There is no assurance that regulatory approval for the transaction will be received or that modifications to the terms described above will not need to be made in order to obtain regulatory approval.

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

Expectations Regarding Tower Transactions
Set forth below are certain of our expectations regarding the Tower Transaction described above. We caution you that these expectations may not materialize and are not indicative of the actual results that we will achieve. Our expectations are based in large part on Tower’s historical financial performance as reported in its public SEC and statutory filings. We have assumed the accuracy of this information in setting our expectations. There can be no assurance that the future performance of the Tower personal lines business will be comparable to its historical performance or that our expectations as to the level and profitability of the Tower personal lines business that we may have access to as a result of the Tower Transaction will be realized. Many factors and future developments may cause our actual results to differ materially and significantly from the information set forth below. See Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, and Part II, Item IA, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and “Note on Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
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
Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2014, we would earn half of the premium in the first quarter of 2014 and the other half in the second quarter of 2014.
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
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition and other underwriting costs and general and administrative expense by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition and other underwriting costs and general and administrative expense were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited)” below.
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
The Personal Lines Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by Integon National for inuring third-party reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share provides for the net settlement of claims and the provisional ceding commission on a quarterly basis during the month following the end of each quarter. The net payments are based on earned premiums less paid losses and LAE less the provisional ceding commission for the quarter. The adjustment to the provisional ceding commission is calculated at the end of, and with respect to, each calendar year during the term of the Quota Share (an “adjustment period”), with the final adjustment period following termination of the Quota Share ending at the end of the run-off period. The adjusted commission rate, which is calculated and reported by the reinsurers to the Company within 30 days after the end of each adjustment period, is calculated by first determining the “actual loss ratio” for the adjustment period, which loss ratio is calculated in the same manner as the net loss ratio as disclosed in this filing with the SEC. The adjusted commission rate is set based on the actual loss ratio within a range between 30.0% and 34.5%, and varies inversely with a range of actual loss ratios between 60.0% and 64.5%, such that the adjusted commission rate will be higher than 32.0% if the actual loss ratio is lower than 62.5%, and lower than 32.0% if the actual loss ratio is higher than 62.5%, subject to the caps described above. The Company accrues any adjustments to the provisional ceding commission based on the loss experience of the ceded business on a quarterly basis. Remittance of any positive difference between the adjusted commission rate over the provisional ceding commission is paid by the reinsurer to the Company, and any negative difference is paid by the Company to the reinsurer within 12 months after the end of the final adjustment period (other than with respect to the initial year of the agreement with respect to which initial remittance was made 24 months after the end of the first adjustment period).
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

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in Thousands)
Gross premium written	$468,473	$330,689	$1,114,615	$688,302
Ceded premiums (related parties - three months $12,690; $147,401 and six months $42,967; $291,501)	(49,917)	(183,685)	(128,574)	(368,782)
Net premium written	$418,556	$147,004	$986,041	$319,520
Change in unearned premiums	(27,090)	7,546	(236,723)	(12,814)
Net earned premium	$391,466	$154,550	$749,318	$306,706
Ceding commission income (primarily related parties)	1,557	24,735	6,927	49,992
Service, fees and other income	38,486	31,406	75,192	58,668
Underwriting expenses:
Loss and LAE	255,604	98,669	480,951	201,871
Acquisition costs and other underwriting costs	74,418	32,222	148,791	62,432
General and administrative	77,059	68,412	153,258	135,221
Total underwriting expenses	$407,081	$199,303	$783,000	$399,524
Underwriting income	$24,428	$11,388	$48,437	$15,842
Net investment income	11,321	7,181	20,535	13,654
Net realized gains (losses) on investments	—	(751)	—	947
Other revenue	100	—	107	16
Equity in earnings (losses) of unconsolidated subsidiaries	(2,610)	487	(1,487)	(324)
Interest expense	(2,519)	(573)	(3,112)	(916)
Income before provision for income taxes	$30,720	$17,732	$64,480	$29,219
Provision for income taxes	424	3,782	7,760	7,553
Net income	$30,296	$13,950	$56,720	$21,666
Net income (loss) attributable to non-controlling interest	38	—	6	(44)
Net income attributable NGHC	$30,334	$13,950	$56,726	$21,622
Net loss ratio	65.3%	63.8%	64.2%	65.8%
Net operating expense ratio (non-GAAP)	28.5%	28.8%	29.4%	29.0%
Net combined ratio (non-GAAP)	93.8%	92.6%	93.6%	94.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013	2014	2013
	(Amounts in Thousands)
Total expenses	$409,600	$199,876	$786,112	$400,440
Less: Loss and loss adjustment expense	255,604	98,669	480,951	201,871
Less: Interest expense	2,519	573	3,112	916
Less: Ceding commission income	1,557	24,735	6,927	49,992
Less: Service, fees and other income	38,486	31,406	75,192	58,668
Net operating expense	$111,434	$44,493	$219,930	$88,993
Net earned premium	$391,466	$154,550	$749,318	$306,706
Net operating expense ratio (non-GAAP)	28.5%	28.8%	29.4%	29.0%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement under which during the six months ended June 30, 2014 we assumed unearned premium relating to in-force personal lines business and under which we reinsured new and renewal personal lines policies written after January 1, 2014. During 2014, we also continued our expansion into the A&H segment ("A&H Expansion"). In April 2013, we acquired Euro Accident Health and Care Insurance Aktiebolag (“EHC”), a Swedish group life and health insurance provider focused on health. EHC operates as a Managing General Agent, which means that it is a registered insurance intermediary and as such operates as a non-risk bearing insurer. Commencing January 1, 2014, our European insurance subsidiary began reinsuring all business placed by EHC (the "EHC Business"). Commencing April 1, 2014, all new and renewal policies placed by EHC are underwritten by our European insurance subsidiaries. As a result of the Quota Share Runoff, the Tower Cut-Through Reinsurance Agreement, the A&H Expansion and the financial impact of the EHC Business, comparisons between our 2014 and 2013 results will be less meaningful.
Consolidated Results of Operations for the Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $137.8 million from $330.7 million for the three months ended June 30, 2013 to $468.5 million for the three months ended June 30, 2014, due to an increase of $86.5 million in premiums received from the P&C segment primarily as a result of the Tower Cut-Through Reinsurance Agreement and an increase of $51.3 million in premiums received from the A&H segment primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $271.6 million from $147.0 million for the three months ended June 30, 2013 to $418.6 million for the three months ended June 30, 2014. Net premium written for the P&C segment increased by $220.3 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff. Primarily in connection with the EHC Business, net premium written for the A&H segment increased by $51.3 million.
Net earned premium. Net earned premium increased by $236.9 million, or 153.3%, from $154.6 million for the three months ended June 30, 2013 to $391.5 million for the three months ended June 30, 2014. The increase by segment was: P&C - $216.2 million and A&H - $20.7 million. The increase was primarily attributable to the Tower Cut-Through Reinsurance Agreement, the Quota Share Runoff and the EHC Business.
Ceding commission income. Ceding commission income decreased from $24.7 million for the three months ended June 30, 2013 to $1.6 million for the three months ended June 30, 2014, reflecting the Quota Share Runoff. Our ceding commission ratio decreased from 16.0% to 0.4%.
Service and fee income. Service and fee income increased by $7.1 million, or 22.5%, from $31.4 million for the three months ended June 30, 2013 to $38.5 million for the three months ended June 30, 2014. The increase was primarily attributable to the increase of $4.1 million in service and fee income related to our A&H segment as a result of the A&H Expansion and the EHC Business and an increase of $3.0 million related to our P&C segment as a result of higher general agent fees.
The components of service and fee income are as follows:

	Three Months Ended June 30,
(amounts in thousands)	2014	2013	Change
Installment fees	$7,322	$7,053	$269
Commission revenue	14,878	10,527	4,351
General agent fees	7,842	4,967	2,875
Late payment fees	2,987	2,863	124
Finance and processing fees	3,369	3,826	(457)
Other	2,088	2,170	(82)
Total	$38,486	$31,406	$7,080
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $156.9 million, or 159.1%, from $98.7 million for the three months ended June 30, 2013 to $255.6 million for the three months ended June 30, 2014, primarily reflecting the Quota Share Runoff as well as the Tower Cut-Through Reinsurance Agreement. The changes by segment were: P&C - increased $137.8 million and A&H -increased $19.1 million. Our net loss ratio increased from 63.8% for the three months ended June 30, 2013 to 65.3% for the three months ended June 30, 2014 primarily due to the A&H Expansion.

Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $42.2 million, or 131.0%, from $32.2 million for the three months ended June 30, 2013 to $74.4 million for the three months ended June 30, 2014 primarily due to the Tower Cut-Through Reinsurance Agreement, Quota Share Runoff and A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $8.7 million, or 12.6%, from $68.4 million for the three months ended June 30, 2013 to $77.1 million for the three months ended June 30, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $66.9 million, or 150.5% from $44.5 million for the three months ended June 30, 2013 to $111.4 million for the three months ended June 30, 2014. The net operating expense ratio (non-GAAP) decreased to 28.5% in the three months ended June 30, 2014 from 28.8% in the three months ended June 30, 2013 primarily as a result of the lower expense ratio on policies reinsured under the Tower Cut-Through Reinsurance Agreement, partially offset by A&H Expansion expenses.

Net investment income. Net investment income increased by $4.1 million, or 57.7%, from $7.2 million for the three months ended June 30, 2013 to $11.3 million for the three months ended June 30, 2014 primarily due to an increase in average invested assets related to our February 2014 common stock issuance, our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes, and our June 2014 $55.0 million preferred stock issuance.
Net realized gains (losses) on investments. Net realized gains on investments increased by $0.8 million from a $0.8 million loss for the three months ended June 30, 2013 to $0.0 million for the three months ended June 30, 2014.
Equity in earnings (losses) of unconsolidated subsidiaries. Equity in (losses) of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $3.1 million, from $0.5 million in earnings for the three months ended June 30, 2013 to $2.6 million in losses for the three months ended June 30, 2014, due to the change in fair market value of the life settlement contracts.
Interest expense. Interest expense for the three months ended June 30, 2014 and 2013 was $2.5 million and $0.6 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes.
Provision for income taxes. Income tax expense decreased by $3.4 million, or 88.8%, from $3.8 million for the three months ended June 30, 2013, reflecting an effective tax rate of 21.9%, to $0.4 million for the three months ended June 30, 2014, reflecting an effective tax rate of 1.3%. Income tax expense included a tax benefit of $9.0 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers.

Consolidated Results of Operations for the Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $426.3 million from $688.3 million for the six months ended June 30, 2013 to $1,114.6 million for the six months ended June 30, 2014, due to an increase of $342.8 million in premiums received from the P&C segment primarily as a result of the Tower Cut-Through Reinsurance Agreement and an increase of $83.5 million in premiums received from the A&H segment primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $666.5 million from $319.5 million for the six months ended June 30, 2013 to $986.0 million for the six months ended June 30, 2014. Net premium written for the P&C segment increased by $583.1 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff. Primarily in connection with the EHC Business, net premium written for the A&H segment increased by $83.4 million.
Net earned premium. Net earned premium increased by $442.6 million, or 144.3%, from $306.7 million for the six months ended June 30, 2013 to $749.3 million for the six months ended June 30, 2014. The increase by segment was: P&C - $398.6 million and A&H - $44.0 million. The increase was primarily attributable to the Tower Cut-Through Reinsurance Agreement, the Quota Share Runoff and the EHC Business.
Ceding commission income. Ceding commission income decreased from $50.0 million for the six months ended June 30, 2013 to $6.9 million for the six months ended June 30, 2014, reflecting the Quota Share Runoff. Our ceding commission ratio decreased from 16.3% to 0.9%.

Service and fee income. Service and fee income increased by $16.5 million, or 28.2%, from $58.7 million for the six months ended June 30, 2013 to $75.2 million for the six months ended June 30, 2014. The increase was primarily attributable to the increase of $12.8 million in service and fee income related to our A&H segment as a result of the A&H Expansion and the EHC Business and an increase of $3.7 million related to our P&C segment as a result of higher general agent fees.
The components of service and fee income are as follows:

	Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change
Installment fees	$14,205	$17,063	$(2,858)
Commission revenue	29,738	16,816	12,922
General agent fees	15,167	9,419	5,748
Late payment fees	5,485	5,444	41
Finance and processing fees	6,509	5,451	1,058
Other	4,088	4,475	(387)
Total	$75,192	$58,668	$16,524
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $279.1 million, or 138.2%, from $201.9 million for the six months ended June 30, 2013 to $481.0 million for the six months ended June 30, 2014, primarily reflecting the Quota Share Runoff as well as the Tower Cut-Through Reinsurance Agreement. The changes by segment were: P&C - increased $251.2 million and A&H -increased $27.8 million. Our net loss ratio decreased from 65.8% for the six months ended June 30, 2013 to 64.2% for the six months ended June 30, 2014 primarily due to a lower loss ratio experienced with respect to our Tower Cut-Through Reinsurance Agreement.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $86.4 million, or 138.3%, from $62.4 million for the six months ended June 30, 2013 to $148.8 million for the six months ended June 30, 2014 primarily due to the Tower Cut-Through Reinsurance Agreement, Quota Share Runoff and A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $18.1 million, or 13.3%, from $135.2 million for the six months ended June 30, 2013 to $153.3 million for the six months ended June 30, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $130.9 million, or 147.1% from $89.0 million for the six months ended June 30, 2013 to $219.9 million for the six months ended June 30, 2014. The net operating expense ratio (non-GAAP) increased to 29.4% in the six months ended June 30, 2014 from 29.0% in the six months ended June 30, 2013 primarily as a result of A&H Expansion expenses.

Net investment income. Net investment income increased by $6.8 million, or 50.4%, from $13.7 million for the six months ended June 30, 2013 to $20.5 million for the six months ended June 30, 2014 primarily due to an increase in average invested assets related to our February 2014 common stock issuance, our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes and our June 2014 $55.0 million preferred stock issuance.
Net realized gains (losses) on investments. Net realized gains on investments decreased by $0.9 million from a $0.9 million gain for the six months ended June 30, 2013 to $0.0 million for the six months ended June 30, 2014 due to the decision to sell more securities during the six months ended June 30, 2013 than during the same period of the current year.
Equity in earnings (losses) of unconsolidated subsidiaries. Equity in (losses) of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $1.2 million, from $0.3 million in losses for the six months ended June 30, 2013 to $1.5 million in losses for the six months ended June 30, 2014, due to the change in fair market value of the life settlement contracts.
Interest expense. Interest expense for the six months ended June 30, 2014 and 2013 was $3.1 million and $0.9 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes.
Provision for income taxes. Income tax expense increased by $0.2 million, or 2.7%, from $7.6 million for the six months ended June 30, 2013, reflecting an effective tax rate of 25.6%, to $7.8 million for the six months ended June 30, 2014, reflecting an effective tax rate of 11.8%. Income tax expense included a tax benefit of $13.0 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers.

P&C Segment - Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in Thousands)
Gross premium written	$407,863	$321,438	$1,014,471	$671,736
Ceded premiums	(49,767)	(183,615)	(128,377)	(368,707)
Net premium written	$358,096	$137,823	$886,094	$303,029
Change in unearned premiums	3,527	7,546	(197,252)	(12,813)
Net earned premium	$361,623	$145,369	$688,842	$290,216
Ceding Commission Income (primarily related parties)	1,557	24,735	6,927	49,992
Service and fee income	23,389	20,363	45,062	41,413
Underwriting expenses:
Loss and LAE	231,008	93,205	440,438	189,178
Acquisition costs and other underwriting costs	61,440	25,505	117,213	51,186
General and administrative	64,715	61,620	128,236	125,445
Total underwriting expenses	$357,163	$180,330	$685,887	$365,809
Underwriting income	$29,406	$10,137	$54,944	$15,812
Net loss ratio	63.9%	64.1%	63.9%	65.2%
Net operating expense ratio (non-GAAP)	28.0%	28.9%	28.1%	29.4%
Net combined ratio (non-GAAP)	91.9%	93.0%	92.0%	94.6%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013	2014	2013
	(Amounts in Thousands)
Total underwriting expenses	$357,163	$180,330	$685,887	$365,809
Less: Loss and loss adjustment expense	231,008	93,205	440,438	189,178
Less: Ceding Commission Income	1,557	24,735	6,927	49,992
Less: Service, Fees and Other Income	23,389	20,363	45,062	41,413
Net operating expense	$101,209	$42,027	$193,460	$85,226
Net earned premium	$361,623	$145,369	$688,842	$290,216
Net operating expense ratio (non-GAAP)	28.0%	28.9%	28.1%	29.4%

P&C Segment Results of Operations for the Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $86.5 million, or 26.9%, from $321.4 million for the three months ended June 30, 2013 to $407.9 million for the three months ended June 30, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement.
Net premium written. Net premium written increased by $220.3 million from $137.8 million for the three months ended June 30, 2013 to $358.1 million for the three months ended June 30, 2014 primarily due to the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.
Net earned premium. Net earned premium increased by $216.2 million, or 148.8%, from $145.4 million for the three months ended June 30, 2013 to $361.6 million for the three months ended June 30, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.
Ceding commission income. Our ceding commission income decreased by $23.1 million, or 93.6%, from $24.7 million for the three months ended June 30, 2013 to $1.6 million for the three months ended June 30, 2014 reflecting the Quota Share Runoff. Our ceding commission ratio decreased from 17.0% for the three months ended June 30, 2013 to 0.4% for the three months ended June 30, 2014.
Service and fee income. Service and fee income increased by $3.0 million, or 14.9%, from $20.4 million for the three months ended June 30, 2013 to $23.4 million for the three months ended June 30, 2014 as a result of higher general agent fees.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $137.8 million, or 147.8%, from $93.2 million for the three months ended June 30, 2013 to $231.0 million for the three months ended June 30, 2014 primarily reflecting the Quota Share Runoff as well as the Tower Cut-Through Reinsurance Agreement. Our net loss ratio decreased from 64.1% for the three months ended June 30, 2013 to 63.9% for the three months ended June 30, 2014 primarily due to a lower loss ratio experienced on policies reinsured under the Tower Cut-Through Reinsurance Agreement.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $35.9 million from $25.5 million for the three months ended June 30, 2013 to $61.4 million for the three months ended June 30, 2014. The increase was primarily due to the Tower Cut-Through Reinsurance Agreement and Quota Share Runoff.
General and administrative expense. General and administrative expense increased by $3.1 million, or 5.0%, from $61.6 million for the three months ended June 30, 2013 to $64.7 million for the three months ended June 30, 2014.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $59.2 million, or 140.8%, from $42.0 million for the three months ended June 30, 2013 to $101.2 million for the three months ended June 30, 2014. The net operating expense ratio (non-GAAP) decreased from 28.9% for the three months ended June 30, 2013 to 28.0% for the three months ended June 30, 2014 primarily due to the lower expense ratio on policies reinsured under the Tower Cut-Through Reinsurance Agreement.
Underwriting income. Underwriting income increased from $10.1 million for the three months ended June 30, 2013 to $29.4 million for the three months ended June 30, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff. The combined ratio for the three months ended June 30, 2014 decreased to 91.9% compared to 93.0% for the same period in 2013 primarily as the result of our lower net loss ratio and net operating expense ratio experienced on policies reinsured under the Tower Cut-Through Reinsurance Agreement.

P&C Segment Results of Operations for the Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $342.8 million, or 51.0%, from $671.7 million for the six months ended June 30, 2013 to $1,014.5 million for the six months ended June 30, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement.
Net premium written. Net premium written increased by $583.1 million from $303.0 million for the six months ended June 30, 2013 to $886.1 million for the six months ended June 30, 2014 primarily due to the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.

Net earned premium. Net earned premium increased by $398.6 million, or 137.4%, from $290.2 million for the six months ended June 30, 2013 to $688.8 million for the six months ended June 30, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.
Ceding commission income. Our ceding commission income decreased by $43.1 million, or 86.1%, from $50.0 million for the six months ended June 30, 2013 to $6.9 million for the six months ended June 30, 2014 reflecting the Quota Share Runoff. Our ceding commission ratio decreased from 17.2% for the six months ended June 30, 2013 to 1.0% for the six months ended June 30, 2014.
Service and fee income. Service and fee income increased by $3.7 million, or 8.8%, from $41.4 million for the six months ended June 30, 2013 to $45.1 million for the six months ended June 30, 2014 as a result of higher general agent fees.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $251.2 million, or 132.8%, from $189.2 million for the six months ended June 30, 2013 to $440.4 million for the six months ended June 30, 2014 primarily reflecting the Quota Share Runoff as well as the Tower Cut-Through Reinsurance Agreement. Our net loss ratio decreased from 65.2% for the six months ended June 30, 2013 to 63.9% for the six months ended June 30, 2014 primarily due to a lower loss ratio experienced on policies reinsured under the Tower Cut-Through Reinsurance Agreement.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $66.0 million from $51.2 million for the six months ended June 30, 2013 to $117.2 million for the six months ended June 30, 2014. The increase was primarily due to the Tower Cut-Through Reinsurance Agreement and Quota Share Runoff.
General and administrative expense. General and administrative expense increased by $2.8 million from $125.4 million for the six months ended June 30, 2013 to $128.2 million for the six months ended June 30, 2014.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $108.2 million, or 127.0%, from $85.2 million for the six months ended June 30, 2013 to $193.5 million for the six months ended June 30, 2014. The net operating expense ratio (non-GAAP) decreased from 29.4% for the six months ended June 30, 2013 to 28.1% for the six months ended June 30, 2014 primarily due to the lower expense ratio on policies reinsured under the Tower Cut-Through Reinsurance Agreement.
Underwriting income. Underwriting income increased from $15.8 million for the six months ended June 30, 2013 to $54.9 million for the six months ended June 30, 2014 primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff. The combined ratio for the six months ended June 30, 2014 decreased to 92.0% compared to 94.6% for the same period in 2013 primarily as the result of our lower net loss ratio and net operating expense ratio experienced on policies reinsured under the Tower Cut-Through Reinsurance Agreement.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in Thousands)
Gross premium written	$60,610	$9,251	$100,144	$16,566
Ceded premiums	(150)	(70)	(197)	(75)
Net premium written	$60,460	$9,181	$99,947	$16,491
Change in unearned premiums	(30,617)	—	(39,471)	(1)
Net earned premium	$29,843	$9,181	$60,476	$16,490
Service and fee income	15,097	11,043	30,130	17,255
Underwriting expenses:
Loss and LAE	24,596	5,464	40,513	12,693
Acquisition costs and other underwriting costs	12,978	6,717	31,578	11,246
General and administrative	12,344	6,792	25,022	9,776
Total underwriting expenses	$49,918	$18,973	$97,113	$33,715
Underwriting income (loss)	$(4,978)	$1,251	$(6,507)	$30
Net loss ratio	82.4%	59.5%	67.0%	77.0%
Net operating expense ratio (non-GAAP)	34.3%	26.9%	43.8%	22.8%
Net combined ratio (non-GAAP)	116.7%	86.4%	110.8%	99.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013	2014	2013
	(Amounts in Thousands)
Total underwriting expenses	$49,918	$18,973	$97,113	$33,715
Less: Loss and loss adjustment expense	24,596	5,464	40,513	12,693
Less: Service, Fees and Other Income	15,097	11,043	30,130	17,255
Net operating expense	$10,225	$2,466	$26,470	$3,767
Net earned premium	$29,843	$9,181	$60,476	$16,490
Net operating expense ratio (non-GAAP)	34.3%	26.9%	43.8%	22.8%

A&H Segment Results of Operations for the Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $51.3 million, from $9.3 million for the three months ended June 30, 2013 to $60.6 million for the three months ended June 30, 2014 primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $51.3 million, from $9.2 million for the three months ended June 30, 2013 to $60.5 million for the three months ended June 30, 2014 primarily as a result of the EHC Business.
Net earned premium. Net earned premium increased by $20.7 million, from $9.2 million for the three months ended June 30, 2013 to $29.8 million for the three months ended June 30, 2014 primarily as a result of the EHC Business.
Service and fee income. Service and fee income increased by $4.1 million, or 36.7%, from $11.0 million for the three months ended June 30, 2013 to $15.1 million for the three months ended June 30, 2014 as a result of the A&H Expansion and the EHC Business.

Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $19.1 million, from $5.5 million for the three months ended June 30, 2013 to $24.6 million for the three months ended June 30, 2014. Our net loss ratio increased from 59.5% for the three months ended June 30, 2013 to 82.4% for the three months ended June 30, 2014. The loss ratio in the three months ended June 30, 2014 was higher due to the A&H Expansion.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $6.3 million from $6.7 million for the three months ended June 30, 2013 to $13.0 million for the three months ended June 30, 2014 primarily as a result of A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $5.5 million from $6.8 million for the three months ended June 30, 2013 to $12.3 million for the three months ended June 30, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $7.8 million from $2.5 million for the three months ended June 30, 2013 to $10.2 million for the three months ended June 30, 2014. The net operating expense ratio (non-GAAP) increased from 26.9% for the three months ended June 30, 2013 to 34.3% for the three months ended June 30, 2014 primarily as a result of the A&H Expansion expenses.
Underwriting income. Underwriting income decreased from income of $1.3 million for the three months ended June 30, 2013 to a loss of $5.0 million for the three months ended June 30, 2014. The combined ratio for the three months ended June 30, 2014 increased to 116.7% compared to 86.4% for the same period in 2013. The combined ratio was higher due to the A&H Expansion.

A&H Segment - Results of Operations for the Six Months Ended June 30, 2014 and 2013 (Unaudited)

Gross premium written. Gross premium written increased by $83.5 million, from $16.6 million for the six months ended June 30, 2013 to $100.1 million for the six months ended June 30, 2014 primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $83.4 million, from $16.5 million for the six months ended June 30, 2013 to $99.9 million for the six months ended June 30, 2014 primarily as a result of the EHC Business.
Net earned premium. Net earned premium increased by $44.0 million, from $16.5 million for the six months ended June 30, 2013 to $60.5 million for the six months ended June 30, 2014 primarily as a result of the EHC Business.
Service and fee income. Service and fee income increased by $12.8 million, or 74.6%, from $17.3 million for the six months ended June 30, 2013 to $30.1 million for the six months ended June 30, 2014 as a result of the EHC Business and the A&H Expansion.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $27.8 million, from $12.7 million for the six months ended June 30, 2013 to $40.5 million for the six months ended June 30, 2014. Our net loss ratio decreased from 77.0% for the six months ended June 30, 2013 to 67.0% for the six months ended June 30, 2014. The loss ratio in the six months ended June 30, 2014 was positively affected by the EHC Business in 2014.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $20.4 million from $11.2 million for the six months ended June 30, 2013 to $31.6 million for the six months ended June 30, 2014 primarily as a result of A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $15.2 million from $9.8 million for the six months ended June 30, 2013 to $25.0 million for the six months ended June 30, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $22.7 million from $3.8 million for the six months ended June 30, 2013 to $26.5 million for the six months ended June 30, 2014. The net operating expense ratio (non-GAAP) increased from 22.8% for the six months ended June 30, 2013 to 43.8% for the six months ended June 30, 2014 primarily as a result of the A&H Expansion expenses.
Underwriting income. Underwriting loss increased from $0.0 million for the six months ended June 30, 2013 to a loss of $6.5 million for the six months ended June 30, 2014. The combined ratio for the six months ended June 30, 2014 increased to 110.8% compared to 99.8% for the same period in 2013. The combined ratio was higher due to the A&H Expansion, partially offset by the positive effects of the EHC Business in 2014.

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
The annualized average yield on our investment portfolio was 3.42% and 3.31% for the six months ended June 30, 2014 and 2013, respectively, and the average duration of the portfolio was 5.31 and 4.94 years as of June 30, 2014 and June 30, 2013, respectively.
The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

June 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(amounts in thousands)
Equity securities:
Common stock	$15,542	$628	$(907)	$15,263
Preferred stock	5,045	3	(175)	4,873
Fixed maturities:
U.S. Treasury and Federal agencies	190,920	1,160	(169)	191,911
States and political subdivisions bonds	152,667	3,039	(908)	154,798
Residential mortgage-backed securities	386,005	8,474	(1,907)	392,572
Corporate bonds	699,501	39,742	(1,198)	738,045
Asset-backed other securities	999	—	—	999
Foreign government	6,233	—	(14)	6,219
Commercial mortgage-backed securities	21,544	834	—	22,378
Subtotal	$1,478,456	$53,880	$(5,278)	$1,527,058
Less: Securities pledged	62,637	555	(39)	63,153
Total	$1,415,819	$53,325	$(5,239)	$1,463,905

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(amounts in thousands)
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876

The decrease in gross unrealized losses from $15.5 million at December 31, 2013 to $5.2 million at June 30, 2014 resulted from fluctuations in market interest rates.
The tables below summarize the credit quality of our fixed-maturity and preferred securities as of June 30, 2014 and December 31, 2013, as rated by Standard and Poor’s.

June 30, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$190,920	$191,911	12.7%
AAA	412,446	419,914	27.8%
AA, AA+, AA-	218,790	223,807	14.8%
A, A+, A-	284,584	301,488	19.9%
BBB, BBB+, BBB-	304,730	319,659	21.1%
BB+ and lower	51,444	55,016	3.7%
Total	$1,462,914	$1,511,795	100.0%

December 31, 2013	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of June 30, 2014 and December 31, 2013.

June 30, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.7%	8.7%	28.2%	9.3%	1.8%	$366,192	49.7%
Industrials	—%	2.7%	7.1%	32.2%	3.6%	336,833	45.6%
Utilities/Other	—%	—%	1.6%	1.8%	1.3%	35,020	4.7%
	1.7%	11.4%	36.9%	43.3%	6.7%	$738,045	100.0%

December 31, 2013	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100.0%
The cost or amortized cost and fair value of available-for-sale debt securities held as of June 30, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2014	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$11,840	$11,950
Due after one year through five years	298,690	306,268
Due after five years through ten years	644,233	676,029
Due after ten years	95,557	97,725
Mortgage-backed securities	407,549	414,950
Total	$1,457,869	$1,506,922

Gross Unrealized Losses. The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position as of June 30, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
June 30, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
			(amounts in thousands)
Common stock	$1,033	$(907)	1	$—	$—	—	$1,033	$(907)
Preferred stock	—	—	—	4,828	(175)	1	4,828	(175)
U.S. Government	166,971	(169)	2	—	—	—	166,971	(169)
States and political subdivisions	18,807	(215)	7	11,470	(693)	11	30,277	(908)
Residential Mortgage-backed	126,116	(1,877)	11	2,063	(30)	3	128,179	(1,907)
Commercial Mortgage-backed	—	—	—	—	—	—	—	—
Foreign government	6,221	(14)	1	—	—	—	6,221	(14)
Corporate bonds	25,773	(125)	12	36,593	(1,073)	17	62,366	(1,198)
Total	$344,921	$(3,307)	34	$54,954	$(1,971)	32	$399,875	$(5,278)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
			(amounts in thousands)
Preferred stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 66 and 77 securities at June 30, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which we deemed to be OTTI. Significant factors influencing our determination that none of the securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(amounts in thousands)
Restricted cash	$13,034	$1,155
Restricted investments - fixed maturities at fair value	44,079	42,092
Total restricted cash and investments	$57,113	$43,247

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of June 30, 2014, we had collateralized borrowing transaction principal outstanding of $60.1 million at interest rates between 0.14% and 0.45%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2014 was $0.1 million and $0.1 million, respectively. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively. We had approximately $63.2 million and $133.9 million of collateral pledged in support for these agreements as of June 30, 2014 and December 31, 2013, respectively.

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
The LSC Entities account for investments in life settlements in accordance with ASC 325-30, "Investments in Insurance Contracts", which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument by instrument basis and is irrevocable. The LSC Entities have elected to account for these investments using the fair value method. As no comparable market pricing is available, the LSC Entities determine fair value based upon their estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in the portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the contracts.
As of June 30, 2014, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $276.2 million, with our proportionate interest being $138.1 million. Total capital contributions of approximately $21.8 million and $10.8 million were made to the LSC Entities during the six months ended June 30, 2014 and 2013, respectively, for which we contributed approximately $10.9 million and $6.2 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.
As of June 30, 2014, the face value amounts of the 288 life insurance policies disclosed in the table below was approximately $1.8 billion. During the six months ended June 30, 2014, upon the voluntary surrender of the underlying life insurance policies in satisfaction of the remaining defaulted premium finance loans, the LSC Entities became the owner and beneficiary under the underlying life insurance policies with respect to such loans. As of June 30, 2014, the LSC Entities owned no premium finance loans.
The following table describes details of our investment in LSC Entities as of June 30, 2014. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
June 30, 2014
0 – 1	—	$—	$—
1 – 2	3	17,688	25,000
2 – 3	7	41,209	68,000
3 – 4	2	5,370	15,000
4 – 5	9	16,942	43,000
Thereafter	267	194,990	1,695,209
Total	288	$276,199	$1,846,209

(1)
The LSC Entities determined the fair value as of June 30, 2014 based on 222 policies out of 288 policies, as the LSC Entities assigned no value to 66 of the policies as of June 30, 2014. The LSC Entities estimate the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For these contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2014.

June 30, 2014
Number of policies with a negative value from discounted cash flow model as of period end	66
Premiums paid for the preceding twelve month period for period ended	$7,342
Death benefit received	$3,012

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2014, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2014	$41,008
2015	43,688
2016	61,031
2017	39,847
2018	38,984
Thereafter	552,485
$777,043

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

Liquidity and Capital Resources
We are organized as a holding company with fourteen domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share Agreement, the Cut-Through Reinsurance Agreement and the Tower Transactions, we have raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months.
We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the second quarter of 2014, we closed the sale of $250.0 million aggregate principal amount of our 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. A portion of the net proceeds from the issuance was used to pay off the outstanding balance on our previous credit agreement of approximately $59.2 million and our loans payable to ACP Re, an affiliated company, of approximately $18.7 million. We expect to use the remaining net proceeds from the issuance (i) to fund the agreement by the Company to provide ACP Re with financing in connection with its acquisition of Tower Group International, Ltd. and (ii) for general corporate purposes. In addition, during the second quarter of

2014, we entered into a $135.0 million credit agreement under which we had borrowed $0.0 million as of June 30, 2014. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. Also during the second quarter of 2014, we issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock. The net proceeds we received from the issuance was approximately $53.2 million, after deducting the issuance expenses payable by us. See "6.75% Notes due 2024", Preferred Stock" and "Revolving Credit Agreements" below.
Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $97.1 million and $61.1 million as of June 30, 2014 and December 31, 2013, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2014 and 2013, there were $1.0 million and $0.0 million, respectively, of dividends and return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.
We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $343.5 million and $203.2 million in the six months ended June 30, 2014 and 2013, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,116.7 million at December 31, 2013 to $1,785.8 million at June 30, 2014. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.
Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the six months ended June 30, 2014, Management Corp. was paid approximately $13.8 million in management fees.
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
The following table is a summary of our statement of cash flows:

(amounts in thousands)	Six Months Ended June 30,
	2014	2013
Cash and Cash equivalents provided by (used in):
Operating activities	$234,226	$39,917
Investing activities	(544,807)	(93,056)
Financing activities	348,707	101,572
Net Increase in Cash and Cash Equivalents	$38,126	$48,433

Comparison of the Six Months Ended June 30, 2014 and 2013

Net cash provided by operating activities was approximately $234.2 million for the six months ended June 30, 2014, compared with $39.9 million used by operating activities for the same period in 2013. For the six months ended June 30, 2014, net cash provided by operating activities increased $194.3 million from the comparable period in 2013, primarily as a result of the Tower Cut-Through Reinsurance Agreement and the Quota Share Runoff.

Net cash used in investing activities was $544.8 million for the six months ended June 30, 2014, compared with net cash used in investing activities of $93.1 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net cash used in investing activities increased primarily due to an increase of $259.7 million in the purchases of fixed maturity investments, an decrease of $85.2 million in the purchases of short term investments and a decrease of $147.8 million in the proceeds from the sale of fixed maturity investments, partially offset by a $27.8 million increase in the proceeds from the sale of short-term investments and a decrease of $7.0 million in cash used for acquisitions.
Net cash provided by financing activities was $348.7 million for the six months ended June 30, 2014, compared with net cash provided by financing activities of $101.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, cash provided by financing activities increased versus the comparable period in 2013 primarily due to: (i) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (ii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, partially offset by a decrease in the proceeds from the issuance of common stock.

Other Material Changes in Financial Position

(amounts in thousands)	June 30, 2014	December 31, 2013
Selected Assets:
Premiums receivable, net	$658,961	$449,252
Goodwill and Intangible assets	$181,208	$156,915
Selected Liabilities:
Loss and loss expense reserves	$1,386,111	$1,259,241
Unearned premium	$751,322	$476,232
Ceded reinsurance premium payable	$43,601	$93,534
Accounts Payable and accrued expenses	$239,391	$91,143
Deferred income taxes and income taxes payable	$46,566	$26,463
During the six months ended June 30, 2014, premiums receivable, net increased $209.7 million from December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, the EHC Reinsurance Agreement, Personal Express and Imperial acquisitions and the Quota Share Runoff. Goodwill and intangible assets increased $24.3 million compared to December 31, 2013 due to the acquisitions of Anticimex Reinsurance S.A., Personal Express and Imperial and its subsidiaries. Loss and loss expense reserves increased $126.9 million compared to December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, the EHC Reinsurance Agreement, Imperial and the Quota Share Runoff. Unearned premium increased $275.1 million compared to December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, EHC Reinsurance, Personal Express, Imperial and Quota Share Runoff. Accounts payable and accrued expenses increased $148.2 million compared to December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement and the EHC Reinsurance Agreement. Deferred income taxes and income taxes payable increased $20.1 million primarily due to the acquisition of Anticimex Reinsurance SA and the corresponding deferred tax liability associated with the acquired equalization reserves as well as the increase in taxable income year over year. Ceded reinsurance premium payable decreased $49.9 million primarily due to the Quota Share Runoff. All other balances remained within the expected range.
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
As of July 1, 2014, our new reinsurance program went into effect with respect to excess of loss catastrophic and casualty reinsurance for protection against catastrophic and other large losses. The property catastrophe program provides a total of $550 million in coverage in excess of a $50 million retention, with one reinstatement and the casualty program provides $45 million in coverage in excess of a $5 million retention.
For a more detailed description of our reinsurance arrangements, see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2013.

6.75% Notes due 2024

On May 23, 2014, we sold $250.0 million aggregate principal amount of our 6.75% Notes due 2024 to certain purchasers in a private placement.

The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15th and November 15th of each year, beginning on November 15, 2014. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of our subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us.

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates.

The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses. We used a portion of the net proceeds from the issuance to repay all amounts outstanding under (A) the credit agreement, dated as of February 20, 2013, by and among us, JPMorgan Chase Bank, N.A., as Administrative Agent, Key Bank National Association, as Syndication Agent, and First Niagara Bank, N.A., as Documentation Agent, and (B) our promissory note to ACP Re, Ltd ("ACP Re").

Interest expense on the 6.75% Notes for the three and six months ended June 30, 2014 was $1.7 million and $1.7 million, respectively.

Preferred Stock

On June 25, 2014, we issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock when, as and if declared by our Board of Directors or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a "dividend payment date"), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds we received from the issuance was approximately $53.2 million, after deducting the underwriting discount and issuance expenses.

Revolving Credit Agreements

During the first quarter of 2013, we entered into a credit agreement to establish a secured $90.0 million line of credit with JPMorgan Chase, N.A. Interest payments were required to be paid monthly on any unpaid principal and bore interest at a rate of LIBOR plus 250 basis points. The credit agreement had a maturity date of February 20, 2016. The outstanding balance on the line of credit of $59.2 million was repaid and the credit facility was terminated in the second quarter of 2014 in connection with the issuance of the 6.75% Notes.
On May 30, 2014, we entered into a $135.0 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National

Association and First Niagara Bank, N.A., as Co-Documentation Agents. The credit facility is a revolving credit facility with a letter of credit sublimit of $10.0 million and an expansion feature not to exceed $50.0 million.
The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, or a change in control. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the Credit Agreement, declare our obligations under the Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018.
Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of June 30, 2014).
As of June 30, 2014, there was no outstanding balance on the line of credit. Interest expense for our existing and repaid lines of credit for the three and six months ended June 30, 2014 was $0.7 million and $1.1 million, respectively. Interest expense for our existing and repaid lines of credit for the three and six months ended June 30, 2013 was $0.3 million and $0.4 million, respectively.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2014.

Imperial-related Debt

In connection with the Imperial transaction, we assumed $3.5 million in principal amount of Senior Notes due 2034 ("Imperial-related Notes") previously issued by Imperial Management Corporation. The notes bear interest at an annual rate equal to LIBOR plus 3.95%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount plus accrued interest. In addition, Imperial Fire and Casualty Insurance Company is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. (See Note 6, "Acquisitions and Disposals" to our condensed consolidated financial statements).

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value
We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of June 30, 2014, we had collateralized borrowing transaction principal outstanding of $60.1 million at interest rates of 0.14% and 0.45%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2014 was $0.1 million and $0.1 million, respectively. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively. We had approximately $63.2 million and $133.9 million of collateral pledged in support for these agreements as of June 30, 2014 and December 31, 2013, respectively.

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
On April 15, 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”) for an initial purchase price of approximately $23.6 million. The transaction also includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) when combined with EHC’s equity at closing exceeds the initial purchase price, the seller will be entitled to receive an amount corresponding to 50% of the EHC’s EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. We estimate the total purchase price including the deferred arrangement will be approximately $42.8 million. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.

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

Interest Rate Risk.  We had fixed maturity securities and preferred stock with a fair value of $1,511.8 million and an amortized cost of $1,462.9 million as of June 30, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of June 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $4.9 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect that such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of June 30, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,354,723	$(152,199)	(10.1)%
100 basis point increase	1,428,562	(78,360)	(5.2)
No change	1,506,922	—	—
100 basis point decrease	1,589,803	82,881	5.5
200 basis point decrease	1,680,218	173,296	11.5

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $259.1 million of debt instruments of which $250.6 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off Balance Sheet Risk.   As of June 30, 2014 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1	Certificate of Designations for 7.50% Non-Cumulative Preferred Stock, Series A (filed herewith)
4.1	Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series A (filed herewith)
4.2
Indenture, dated as of May 23, 2014 by and between NGHC, as Issuer, and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to NGHC’s Current Report on Form 8-K (File No. 001-36311) filed on May 28, 2014)

4.3
First Supplemental Indenture, dated as of May 23, 2014 by and between NGHC, as Issuer, and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.2 to NGHC’s Current Report on Form 8-K (File No. 001-36311) filed on May 28, 2014)

4.4	The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents defining rights of holders of the Company’s long-term indebtedness
10.1
Amended and Restated Personal Lines Stock Purchase Agreement dated as of April 8, 2014 by and between ACP Re, Ltd. and NGHC (incorporated herein by reference to Exhibit 10.20 to NGHC’s Form S-1/A (File No. 333-195262) filed on April 30, 2014)

10.2
Personal Lines Master Agreement dated as of April 8, 2014 by and between ACP Re, Ltd. and NGHC (incorporated herein by reference to Exhibit 10.22 to NGHC’s Form S-1/A (File No. 333-195262) filed on April 30, 2014)

10.3
Credit Agreement dated as of May 30, 2014 by and among NGHC, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association, as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to NGHC’s Current Report on Form 8-K (File No. 001-36311) filed on June 2, 2014)

10.4	Amended and Restated Personal Lines Master Agreement dated as of July 23, 2014 by and between ACP Re Ltd. and NGHC (filed herewith)
10.5	Form of Restricted Stock Unit Agreement for the NGHC 2013 Equity Incentive Plan (filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.1*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2014 and 2013; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith).

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
August 11, 2014
	By:	/s/ Michael Karfunkel
Name: Michael Karfunkel Title: Chairman, President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer