Form 10-Q
period 2014-09-30
National General Holdings Corp.
filed 2014-11-12
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 7, 2014, the number of common shares of the registrant outstanding was 93,408,212.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $1,288,829 and $757,188)	$1,324,641	$766,589
Equity securities, available-for-sale, at fair value (cost $53,794 and $6,939)	53,403	6,287
Equity investment in unconsolidated subsidiaries	146,650	133,193
Other investments	4,095	2,893
Securities pledged (amortized cost $100,177 and $133,013)	100,932	133,922
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $229,585)	229,585	—
Equity securities, available-for-sale, at fair value (cost $2,752)	2,752	—
Short-term investments	2,901	—
Total investments	1,864,959	1,042,884
Cash and cash equivalents (Exchanges - $446 and $0)	118,141	73,823
Accrued investment income (Exchanges - $1,975 and $0)	13,788	9,263
Premiums and other receivables, net (Exchanges - $72,263 and $0)	757,377	449,252
Deferred acquisition costs	111,791	60,112
Reinsurance recoverable on unpaid losses (Related parties - $101,744 and $176,241) (Exchanges - $19,137 and $0)	911,046	950,828
Prepaid reinsurance premiums (Exchanges - $28,012 and $0)	100,300	50,878
Notes receivable from related party	125,364	—
Due from affiliate	7,008	4,785
Income tax receivable (Exchanges - $1,030 and $0)	1,030	—
Premises and equipment, net	29,346	29,535
Intangible assets, net (Exchanges - $13,508 and $0)	243,968	86,564
Goodwill	97,711	70,351
Prepaid and other assets (Exchanges - $123 and $0)	14,662	9,240
Total assets	$4,396,491	$2,837,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $100,282 and $0)	$1,514,008	$1,259,241
Unearned premiums (Exchanges - $116,145 and $0)	860,988	476,232
Unearned service contract and other revenue	8,949	7,319
Reinsurance payable (Related parties - $34,722 and $76,360) (Exchanges - $7,940 and $0)	103,365	93,534
Accounts payable and accrued expenses (Exchanges - $19,822 and $0)	263,798	91,143
Due to affiliate (Exchanges - $17,808 and $0)	17,808	—
Securities sold under agreements to repurchase, at contract value	95,362	109,629
Deferred tax liability (Exchanges - $24,046 and $0)	72,737	24,476
Income tax payable	19,604	1,987
Notes payable (Exchanges - $44,600 and $0)	300,222	81,142
Other liabilities (Exchanges - $4,506 and $0)	51,742	49,945
Total liabilities	3,308,583	2,194,648

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,408,212 shares - 2014; authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013	934	797
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014; authorized 10,000,000 shares, issued and outstanding 0 shares - 2013	55,000	—
Additional paid-in capital	690,908	437,006
Accumulated other comprehensive income	20,873	7,425
Retained earnings	283,541	197,552
Total National General Holdings Corp. Stockholders' Equity	1,051,256	642,780
Non-controlling interest (Exchanges - $36,583 and $0)	36,652	87
Total stockholders’ equity	1,087,908	642,867
Total liabilities and stockholders' equity	$4,396,491	$2,837,515

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premium income:
Gross premium written	$497,595	$332,714	$1,612,210	$1,021,016
Ceded premiums (related parties - three months $964; $131,758 and nine months $43,931; $423,259)	(66,025)	(174,591)	(194,599)	(543,373)
Net premium written	431,570	158,123	1,417,611	477,643
Change in unearned premium	6,836	8,002	(229,887)	(4,811)
Net earned premium	438,406	166,125	1,187,724	472,832
Ceding commission income (primarily related parties)	705	23,518	7,632	73,509
Service and fee income	45,894	34,385	121,086	93,053
Net investment income	13,697	8,439	34,232	22,093
Net realized gain (losses) on investments	(1,118)	516	(1,118)	1,463
Other revenue	373	—	480	16
Total revenues	497,957	232,983	1,350,036	662,966
Expenses:
Loss and loss adjustment expense	275,019	108,260	755,970	310,133
Acquisition costs and other underwriting expenses	83,915	32,231	232,706	94,664
General and administrative expenses	90,128	74,232	243,386	209,455
Interest expense	4,709	540	7,821	1,456
Total expenses	453,771	215,263	1,239,883	615,708
Income before provision for income taxes and equity in losses of unconsolidated subsidiaries	44,186	17,720	110,153	47,258
Provision for income taxes	10,026	4,839	17,786	12,393
Income before equity in losses of unconsolidated subsidiaries	34,160	12,881	92,367	34,865
Equity in losses of unconsolidated subsidiaries	(1,611)	(128)	(3,098)	(452)
Net income	32,549	12,753	89,269	34,413
Less: Net loss (income) attributable to non-controlling interest	770	—	776	(44)
Net income attributable to National General Holdings Corp. ("NGHC")	$33,319	$12,753	$90,045	$34,369
Dividends on preferred stock	(1,260)	—	(1,260)	(2,158)
Net income attributable to NGHC common stockholders	$32,059	$12,753	$88,785	$32,211
Earnings per common share:
Basic earnings per share	$0.34	$0.16	$0.98	$0.54
Diluted earnings per share	$0.34	$0.16	$0.96	$0.50
Dividends declared per common share	$0.01	$0.01	$0.03	$0.01
Weighted average common shares outstanding:
Basic	93,359,265	79,700,000	90,853,536	60,063,250
Diluted	95,663,429	80,624,303	92,615,198	68,690,957

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$32,549	$12,753	$89,269	$34,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense - three months $0; $0 and nine months $0; $0	(2,785)	150	(3,227)	150
Unrealized holding gain (loss) on securities, net of tax expense - three months $(4,995); $(2,905) and nine months $8,400; $(15,963)	(9,277)	(5,395)	15,601	(29,647)
Reclassification adjustment for securities sold during the period, net of tax expense - three months $578; $2,734 and nine months $578; $2,619	1,074	5,079	1,074	4,865
Other comprehensive income (loss), net of tax	(10,988)	(166)	13,448	(24,632)
Comprehensive income	21,561	12,587	102,717	9,781
Less: Comprehensive loss (income) attributable to non-controlling interest	770	—	776	(44)
Comprehensive income attributable to NGHC	$22,331	$12,587	$103,493	$9,737

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) (Unaudited)

Nine Months Ended
September 30, 2014	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867
Net income	—	—	—	—	—	90,045	—	(776)	89,269
Reciprocal Exchanges' equity on September 15, 2014, date of consolidation	—	—	—	—	—	—	—	37,341	37,341
Change in unrealized gains on investments, net of tax	—	—	—	—	—	—	16,675	—	16,675
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,227)	—	(3,227)
Preferred stock dividends	—	—	—	—	—	(1,260)	—	—	(1,260)
Common stock dividends	—	—	—	—	—	(2,796)	—	—	(2,796)
Issuance of common stock	13,570,000	136	—	—	177,693	—	—	—	177,829
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Capital contributions	—	—	—	—	75,404	—	—	—	75,404
Exercise of stock options, other	106,412	1	—	—	838	—	—	—	839
Stock-based compensation	—	—	—	—	1,803	—	—	—	1,803
Balance at September 30, 2014	93,408,212	$934	2,200,000	$55,000	$690,908	$283,541	$20,873	$36,652	$1,087,908

Nine Months Ended
September 30, 2013	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2013	45,554,570	$455	53,054	$53,054	$158,015	$169,039	$32,474	$5	$413,042
Net income	—	—	—	—	—	34,369	—	44	34,413
Change in unrealized gains (loss) on investments, net of tax	—	—	—	—	—	—	(24,782)	—	(24,782)
Foreign currency translation, net of tax	—	—	—	—	—	—	150	—	150
Preferred stock dividends	—	—	—	—	—	(12,202)	—	—	(12,202)
Common stock dividends	—	—	—	—	—	(797)	—	—	(797)
Conversion of preferred stock	12,295,430	123	(53,054)	(53,054)	52,931	—	—	—	—
Issuance of common stock	21,881,800	219	—	—	213,058	—	—	—	213,277
Capital contributions	—	—	—	—	10,275	—	—	—	10,275
Stock-based compensation	—	—	—	—	1,629	—	—	—	1,629
Balance at September 30, 2013	79,731,800	$797	—	$—	$435,908	$190,409	$7,842	$49	$635,005

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$89,269	$34,413
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	19,716	14,897
Net amortization of premium on fixed maturities	2,338	2,945
Stock compensation expense	1,803	1,629
Equity in losses of unconsolidated subsidiaries	3,098	452
Net realized loss (gain) on investments	1,118	(1,463)
Realized loss (gain) on premise and equipment disposals	(23)	96
Bad debt expense	22,624	16,776
Foreign currency translation, net of tax	(3,227)	150
Changes in assets and liabilities:
Accrued investment income	(1,928)	662
Premiums and other receivables	(232,823)	(17,053)
Deferred acquisition costs, net	(51,679)	(706)
Reinsurance recoverable on unpaid losses	77,659	7,289
Prepaid reinsurance premiums	15,556	580
Prepaid expenses and other assets	(2,803)	(1,824)
Unpaid loss and loss adjustment expense reserves	97,825	(17,075)
Unearned premiums	210,558	4,232
Unearned service contract and other revenue	1,630	2,397
Reinsurance payable	(27,235)	(8,566)
Accounts payable	116,331	687
Income tax payable	17,490	(1,402)
Deferred tax liability	(43,812)	(8,871)
Other liabilities	720	(305)
Net cash provided by operating activities	314,205	29,940
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(16,690)	(29,868)
Purchases of other investments	(1,297)	—
Acquisition of consolidated subsidiaries, net of cash obtained	(37,064)	(22,766)
Purchases of short term investments	(124,000)	(44,566)
Notes receivable from related party	(125,364)	—
Proceeds from sale of short-term investments	124,830	112,936
Proceeds from sale of equity securities	1,703	—
Purchases of premises and equipment	(7,048)	(4,909)
Disposals of premises and equipment	794	49
Purchases of equity securities	(36,755)	(4,808)
Purchases of fixed maturities	(742,702)	(402,122)
Proceeds from sale and maturity of fixed maturities	313,373	265,998
Net cash used in investing activities	(650,220)	(130,056)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(14,267)	(58,462)
Securities sold but not yet purchased, net	—	(56,700)
Notes payable repayments	(84,436)	(58,435)
Proceeds from notes payable	250,000	69,308
Issuance of common stock	177,829	213,277
Issuance of preferred stock, net of fees	53,164	—
Exercises of stock options	839	—
Dividends paid to preferred shareholders	—	(12,202)
Dividends paid to common shareholders	(2,796)	(797)
Net cash provided by financing activities	380,333	95,989
Net increase in cash and cash equivalents	44,318	(4,127)
Cash and cash equivalents, beginning of the period	73,823	39,937
Cash and cash equivalents, end of the period	$118,141	$35,810
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$39,031	$20,500
Cash paid for interest	9,082	1,371
Non-cash capital contribution	75,404	10,275

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC on March 28, 2014. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges”), following the Company's acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to the Company.
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

3. Reciprocal Exchanges

As of September 15, 2014, through its wholly-owned management companies, the Company manages the business operations of the Reciprocal Exchanges and has the ability to direct their activities. The Reciprocal Exchanges are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders.
In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The Company receives management fee income for the services provided to the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse to the Company.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In addition, subsidiaries of ACP Re Ltd. ("ACP Re"), a related party, hold the surplus notes issued by the Reciprocal Exchanges when they were originally capitalized. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.
The Company determined that it holds a variable interest in each of the Reciprocal Exchanges because of the significance of the management fees paid by the Reciprocal Exchanges to the wholly-owned subsidiaries of the Company as the Reciprocal Exchanges' decision-maker and the relevance of these fees to the economic performance of the Reciprocal Exchanges. Each of the Reciprocal Exchanges qualifies as a Variable Interest Entity ("VIE") because the equity holders (i.e., the policyholders) of the Reciprocal Exchanges lack the ability to direct the activities of the Reciprocal Exchanges that have a significant impact on the Reciprocal Exchanges' economic performance. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the right to economic benefits that could be potentially significant. Accordingly, the Company consolidates these Reciprocal Exchanges and eliminates all intercompany balances and transactions with the Company.
For the period ended September 30, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income (loss) of $6,751, $7,496 and $(745), respectively.
The following table presents the balance sheet of the Reciprocal Exchanges as of September 15, 2014:

September 2014
Assets:
Cash and investments	$235,684
Accrued investment income	1,975
Premiums receivables	55,914
Reinsurance recoverable on unpaid losses	18,734
Prepaid reinsurance premiums	27,166
Intangible assets, net	13,901
Income tax receivable	819
Other assets	1,665
Total assets	$355,858
Liabilities:
Unpaid loss and loss adjustment expense reserves	$101,153
Unearned premiums	114,786
Reinsurance payable	5,167
Accounts payable and accrued expenses	9,853
Deferred tax liability	24,046
Notes payable	44,600
Due to affiliate	17,808
Other liabilities	1,077
Total liabilities	318,490
Stockholders’ equity:
Non-controlling interest	37,368
Total stockholders’ equity	37,368
Total liabilities and stockholders' equity	$355,858

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$48,744	$22	$(87)	$48,679
Preferred stock	7,802	—	(326)	7,476
Fixed maturities:
U.S. Treasury	42,602	1,125	(12)	43,715
States and political subdivisions bonds	168,352	3,720	(571)	171,501
Residential mortgage-backed securities	476,705	6,829	(2,244)	481,290
Corporate bonds	836,511	32,133	(4,759)	863,885
Federal agency	1,210	—	—	1,210
Asset-backed other securities	5,458	—	—	5,458
Foreign government	6,214	—	(307)	5,907
Commercial mortgage-backed securities	81,539	653	—	82,192
Subtotal	$1,675,137	$44,482	$(8,306)	$1,711,313
Less: Securities pledged	100,177	1,614	(859)	100,932
Total	$1,574,960	$42,868	$(7,447)	$1,610,381
NGHC	$1,342,623	$42,868	$(7,447)	$1,378,044
Reciprocal Exchanges	232,337	—	—	232,337
Total	$1,574,960	$42,868	$(7,447)	$1,610,381

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876

The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	NGHC		Reciprocal Exchanges		Total
September 30, 2014	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$12,373	$12,455	$12,843	$12,843	$25,216	$25,298
Due after one year through five years	153,861	161,986	31,275	31,275	185,136	193,261
Due after five years through ten years	661,786	682,755	64,825	64,825	726,611	747,580
Due after ten years	77,327	79,480	40,599	40,599	117,926	120,079
Mortgage-backed securities	483,659	488,897	80,043	80,043	563,702	568,940
Total	$1,389,006	$1,425,573	$229,585	$229,585	$1,618,591	$1,655,158

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest
Cash and short term investments	$11	$6	$28	$11
Fixed maturities	13,858	9,036	35,537	24,751
Reverse Repurchase Agreements	—	—	—	61
Investment Income	13,869	9,042	35,565	24,823
Investment expense	(106)	(564)	(1,135)	(2,492)
Repurchase Agreements interest expense	(66)	(39)	(198)	(238)
Net Investment Income	$13,697	$8,439	$34,232	$22,093
NGHC	$13,697	$8,439	$34,232	$22,093
Reciprocal Exchanges	—	—	—	—
Net Investment Income	$13,697	$8,439	$34,232	$22,093

(c) Realized Gains and Losses

Proceeds from sales of fixed maturity and equity securities during the nine months ended September 30, 2014 and 2013 were $193,749 and $229,021, respectively.

The tables below indicate the gross realized gains and losses for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$(505)	$(505)
Fixed maturity securities	152	(204)	(52)
Other	—	(561)	(561)
Equity & other securities	$152	$(1,270)	$(1,118)
NGHC	$152	$(1,270)	$(1,118)
Reciprocal Exchanges	—	—	—
Equity & other securities	$152	$(1,270)	$(1,118)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$585	$(69)	$516

Nine Months Ended September 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$(505)	$(505)
Fixed maturity securities	152	(204)	(52)
Other	—	(561)	(561)
Equity & other securities	$152	$(1,270)	$(1,118)
NGHC	$152	$(1,270)	$(1,118)
Reciprocal Exchanges	—	—	—
Equity & other securities	$152	$(1,270)	$(1,118)

Nine Months Ended September 30, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities	$6,971	$(5,508)	$1,463

(d) Unrealized Gains and Losses

Unrealized gains (losses) on fixed maturity securities, equity securities and securities sold but not yet purchased consisted of the following:

September 30, 2014
Net unrealized loss on common stock	$(65)
Net unrealized loss on preferred stock	(326)
Net unrealized gains on fixed maturity securities	36,902
Deferred income tax expense	(12,776)
Net unrealized gains, net of deferred income tax expense	$23,735
NGHC	$23,735
Reciprocal Exchanges	—
Net unrealized gains, net of deferred income tax expense	$23,735

Change in net unrealized gains, net of deferred income tax expense	$16,675

December 31, 2013
Net unrealized loss on preferred stock	$(652)
Net unrealized gains on fixed maturity securities	10,310
Deferred income tax expense	(2,598)
Net unrealized gains, net of deferred income tax expense	$7,060

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses of fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
September 30, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$747	$(87)	22	$—	$—	—	$747	$(87)
Preferred stock	46	(1)	2	4,678	(325)	1	4,724	(326)
U.S. Government	3,319	(12)	5	—	—	—	3,319	(12)
States and political subdivisions	14,865	(108)	32	9,734	(463)	9	24,599	(571)
Residential Mortgage-backed	144,489	(2,187)	17	3,099	(57)	4	147,588	(2,244)
Foreign government	5,907	(307)	1	—	—	—	5,907	(307)
Corporate bonds	122,775	(2,697)	51	27,189	(2,062)	13	149,964	(4,759)
Total	$292,148	$(5,399)	130	$44,700	$(2,907)	27	$336,848	$(8,306)
NGHC	$292,148	$(5,399)	130	$44,700	$(2,907)	27	$336,848	$(8,306)
Reciprocal Exchanges	—	—	—	—	—	—	—	—
Total	$292,148	$(5,399)	130	$44,700	$(2,907)	27	$336,848	$(8,306)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 157 and 77 securities at September 30, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an other-than-temporary impairment (“OTTI”). Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of September 30, 2014 and December 31, 2013 are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	September 30, 2014	December 31, 2013
Restricted cash	$3,238	$1,155
Restricted investments - fixed maturities at fair value	57,530	42,092
Total restricted cash and investments	$60,768	$43,247

(g) Other

The Company enters into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), the Company receives cash or securities that it invests or holds in short-term or fixed income securities. As of September 30, 2014, the Company had collateralized borrowing transaction principal outstanding of $95,362 at interest rates between 3.00% and 3.50%. As of December 31, 2013, the Company had collateralized borrowing transaction principal outstanding of $109,629 at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2014 was $66 and $198, respectively. Interest expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2013 was $39 and $238, respectively. The Company has approximately $100,932 and $133,922 of collateral pledged in support for these agreements as of September 30, 2014 and December 31, 2013, respectively.

5. Fair Value of Financial Instruments

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
The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2014.
Equity Securities ‑ For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2. When common stock has no available pricing from the pricing services and is not actively traded on any exchange, a broker-dealer quote price is used and the amount is disclosed in Level 3.
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
Foreign Government ‑ Comprised of bonds issued by foreign governments, and are generally priced by pricing services. As the significant inputs used to price foreign government bonds are observable market inputs, the fair values of foreign government bonds are included in the Level 2 fair value hierarchy.
Mortgage and Asset-Backed Securities ‑ Comprised of commercial, residential mortgage-backed and asset-backed securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.
Premiums and other receivables - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of these assets.
Notes Payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. As of September 30, 2014, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $275,588 and $4,982, respectively. The fair value of the Company’s 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. In addition, as of September 30, 2014, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $44,600. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield.

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

September 30, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$6,961	$—	$41,718	$48,679
Preferred stock	—	7,476	—	7,476
Fixed maturities:
U.S. Treasury and Federal agencies	44,925	—	—	44,925
State and political subdivision bonds	—	171,501	—	171,501
Residential mortgage-backed securities	—	481,290	—	481,290
Corporate bonds	—	863,885	—	863,885
Commercial mortgage-backed securities	—	82,192	—	82,192
Asset-backed other securities	—	5,458	—	5,458
Foreign government	—	5,907	—	5,907
Short term investments	—	2,901	—	2,901
Other investments	—	—	4,095	4,095
Total assets	$51,886	$1,620,610	$45,813	$1,718,309
NGHC	$27,974	$1,409,284	$45,813	1,483,071
Reciprocal Exchanges	23,912	211,326	—	235,238
Total assets	$51,886	$1,620,610	$45,813	$1,718,309

Liabilities
Securities sold under agreements to repurchase	$—	$95,362	$—	$95,362
Total liabilities	$—	$95,362	$—	$95,362

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	—	4,348	—	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	31,575	—	—	31,575
State and political subdivision bonds	—	99,584	—	99,584
Residential mortgage-backed securities	—	269,429	—	269,429
Corporate bonds	—	491,795	—	491,795
Commercial mortgage-backed securities	—	8,128	—	8,128
Other investments	—	—	2,893	2,893
Total assets	$33,514	$873,284	$2,893	$909,691

Liabilities
Securities sold under agreements to repurchase	$—	$109,629	$—	$109,629
Total liabilities	$—	$109,629	$—	$109,629

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these condensed consolidated financial statements.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at September 30, 2014. The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued interest, accounts payable and accrued expenses approximates fair value given the short-term nature of such items.

6. Equity Investments in Unconsolidated Subsidiaries

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

The following tables present the investment activity in the LSC Entities.

Nine Months Ended September 30, 2014
	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Balance at beginning of period	$73,186	$6,537	$32,966	$13,497	$126,186
Contributions	10,708	756	4,527	685	16,676
Equity in earnings (losses) of unconsolidated subsidiaries	(7,036)	81	(2,672)	7,037	(2,590)
Change in equity method investments	3,672	837	1,855	7,722	14,086
Balance at end of period	$76,858	$7,374	$34,821	$21,219	$140,272

Nine Months Ended September 30, 2013
	Tiger	AMT Alpha	AMTCH	Total
Balance at beginning of period	$58,273	$8,211	$—	$66,484
Contributions	8,890	450	6,375	15,715
Acquisition of interest	—	—	22,411	22,411
Equity in earnings (losses) of unconsolidated subsidiaries	(133)	(2,439)	1,820	(752)
Change in equity method investments	8,757	(1,989)	30,606	37,374
Balance at end of period	$67,030	$6,222	$30,606	$103,858

The following tables summarize total assets and total liabilities as of September 30, 2014 and December 31, 2013 for the Company’s unconsolidated equity method investment in the LSC Entities.

September 30, 2014
Condensed balance sheet data	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Investments in life settlement contracts at fair value	$157,788	$15,449	$67,214	$42,749	$283,200
Total assets	168,065	15,955	69,803	44,346	298,169
Total liabilities	14,350	1,206	161	1,909	17,626
Members' equity	153,715	14,749	69,642	42,437	280,543
NGHC's 50% ownership interest	$76,858	$7,374	$34,821	$21,219	$140,272

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

The following tables summarize the results of operations for the Company's unconsolidated equity method investment in the LSC Entities for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014
Condensed results of operations	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Revenue, net of commission	$(4,524)	$326	$1,255	$490	$(2,453)
Total expenses	240	9	111	96	456
Net income (loss)	$(4,764)	$317	$1,144	$394	$(2,909)
NGHC's ownership interest	$(2,382)	$158	$572	$197	$(1,455)

Three Months Ended September 30, 2013
Condensed results of operations	Tiger	AMT Alpha	AMTCH	Total
Revenue, net of commission	$(3,408)	$(1,013)	$5,727	$1,306
Total expenses	856	(20)	397	1,233
Net income (loss)	$(4,264)	$(993)	$5,330	$73
NGHC's ownership interest	$(2,132)	$(496)	$2,665	$37

Nine Months Ended September 30, 2014
Condensed results of operations	Tiger	AMT Alpha	AMTCH	AMTCH II	Total
Revenue, net of commission	$(13,036)	$183	$(4,809)	$14,935	$(2,727)
Total expenses	1,036	20	535	861	2,452
Net income (loss)	$(14,072)	$163	$(5,344)	$14,074	$(5,179)
NGHC's ownership interest	$(7,036)	$81	$(2,672)	$7,037	$(2,590)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2013
Condensed results of operations	Tiger	AMT Alpha	AMTCH	Total
Revenue, net of commission	$1,790	$(4,874)	$6,085	$3,001
Total expenses	2,056	4	861	2,921
Net income (loss)	$(266)	$(4,878)	$5,224	$80
NGHC's ownership interest	$(133)	$(2,439)	$1,820	$(752)

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2014 and December 31, 2013 and only includes data for policies to which the LSC Entities assigned value at those dates:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	September 30, 2014	December 31, 2013
Average age of insured	81.1 years	80.1 years
Average life expectancy, months(1)	121	131
Average face amount per policy	$6,616	$6,611
Effective discount rate(2)	13.9%	14.2%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities' estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2013 to September 30, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.
The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2014 and December 31, 2013:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2014	$(35,729)	$37,059
December 31, 2013	$(29,537)	$31,313

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2014	$(23,470)	$26,361
December 31, 2013	$(20,055)	$22,605

(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of September 30, 2014. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Premiums Due on Life Settlement Contracts
2014	$42,790
2015	47,738
2016	61,273
2017	41,266
2018	41,074
Thereafter	567,317
Total	$801,458

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet (see Note 15, "Related Party Transactions"). The lease period is for 15 years and the Company paid 800 Superior, LLC $561 and $1,683, respectively, for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the Company paid 800 Superior, LLC $536 and $1,607, respectively.

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

The following tables present the investment activity in 800 Superior, LLC and East Ninth & Superior.

Nine Months Ended September 30, 2014	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of period	$2,863	$4,009	$6,872
Contributions	14	—	14
Distributions	—	—	—
Equity in earnings (losses) of unconsolidated subsidiaries	(576)	68	(508)
Change in equity method investments	(562)	68	(494)
Balance at end of period	$2,301	$4,077	$6,378

Nine Months Ended September 30, 2013	800 Superior, LLC	East Ninth & Superior	Total
Balance at beginning of period	$2,671	$4,066	$6,737
Contributions	1,225	—	1,225
Distributions	—	—	—
Equity in earnings (losses) of unconsolidated subsidiaries	(292)	64	(228)
Change in equity method investments	933	64	997
Balance at end of period	$3,604	$4,130	$7,734

The following tables summarize total assets and total liabilities as of September 30, 2014 and December 31, 2013 for the Company’s unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

September 30, 2014
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$25,227	$21,009	$46,236
Total Liabilities	20,624	12,855	33,479
Members Equity	4,603	8,154	12,757
NGHC's 50% ownership interest	$2,301	$4,077	$6,378

December 31, 2013
Condensed balance sheet data	800 Superior, LLC	East Ninth & Superior	Total
Total Assets	$26,528	$20,860	$47,388
Total Liabilities	20,801	12,841	33,642
Members Equity	5,727	8,019	13,746
NGHC's 50% ownership interest	$2,863	$4,009	$6,872

The following tables summarize the results of operations for the Company's unconsolidated equity method investment in 800 Superior, LLC and East Ninth & Superior for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$1,297	$—	$1,297
Expenses	1,663	(54)	1,609
Net Income (Loss)	$(366)	$54	$(312)
NGHC's 50% ownership interest	$(183)	$27	$(156)

Three Months Ended September 30, 2013
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$1,270	$—	$1,270
Expenses	1,435	166	1,601
Net Income (Loss)	$(165)	$(166)	$(331)
NGHC's 50% ownership interest	$(82)	$(83)	$(165)

Nine Months Ended September 30, 2014
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$3,715	$—	$3,715
Expenses	4,867	(136)	4,731
Net Income (Loss)	$(1,152)	$136	$(1,016)
NGHC's 50% ownership interest	$(576)	$68	$(508)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2013
Condensed results of operations	800 Superior, LLC	East Ninth & Superior	Total
Revenue	$3,645	$—	$3,645
Expenses	4,230	(129)	4,101
Net Income (Loss)	$(585)	$129	$(456)
NGHC's 50% ownership interest	$(292)	$64	$(228)

The Company also has a 34.74% ownership interest in American Tax Credit Georgia Fund III, LLC (“ATC”), which in turn is an investor in apartment complexes that qualify for credits under the Georgia Affordable Housing Act. Unrelated third parties own the remaining 65.26% interest in ATC. The Company’s interest in ATC as of September 30, 2014 and December 31, 2013 was $0 and $135, respectively.

For the three and nine months ended September 30, 2014, the Company recorded equity in earnings (losses) from ATC in the amount of $0 and $(131), respectively. For the three and nine months ended September 30, 2013, the Company recorded equity in earnings (losses) from ATC in the amount of $(65) and $(196), respectively.

7. Acquisitions and Disposals

On September 15, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel Trust”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower.

In connection with the Merger, the Company acquired two management companies from ACP Re for $7,500. The management companies (together, the “Management Companies”) are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer. The Company also agreed to pay ACP Re contingent consideration in the form of a three year earn-out (the "Contingent Payments") of 3% of the gross written premium of the Tower personal lines business written or assumed by the Company following the Merger. The fair value of the Contingent Payments was estimated to be $30,000 at the acquisition date. As the Company purchased the Management Companies and renewal rights from a commonly controlled company, the excess of carryover basis of net assets acquired over the purchase price was recorded as a capital contribution.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

September 2014
Assets
Cash	$70
Fee receivable	3,010
Intangible assets	148,600
Total Assets	151,680
Liabilities
Due to related party	30,000
Deferred tax liability	38,911
Total Liabilities	68,911
Net assets purchased	82,769
Purchase price	7,500
Additional paid in capital	$75,269

In July 2014, the Company reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina which is also licensed as a surplus lines carrier in over 30 states, from ACP

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Re for a purchase price equal to AAIC’s capital and surplus of approximately $17,343. Following the Company's 2012 sale of AAIC to ACP Re, the Company had continued to reinsure 100% of its existing and renewal private passenger auto insurance. As the Company purchased AAIC from a commonly controlled company, any excess of carry-over basis of net assets over the purchase price was recorded as an adjustment to additional paid in capital.

The following table summarizes the carrying value of assets acquired and liabilities assumed at the acquisition date:

July 2014
Assets
Cash and invested assets	$15,535
Accrued interest	138
Premium receivable	992
Reinsurance recoverable	6,966
Prepaid reinsurance	1,608
Intangible assets	900
Goodwill	1,005
Income tax receivable	84
Total Assets	27,228
Liabilities
Unpaid loss and loss adjustment expenses	6,867
Accounts payable and accrued expenses	323
Unearned premiums	1,608
Reinsurance payable	397
Notes payable	350
Deferred tax	340
Total Liabilities	9,885
Net assets purchased	17,343

On June 27, 2014, the Company purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20,000. In connection with the Imperial transaction, the Company assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 10, "Debt").

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

June 2014
Assets
Cash and invested assets	$62,159
Accrued interest	484
Premium receivable	37,687
Reinsurance recoverable	9,398
Prepaid reinsurance	45,408
Premises and equipment	4,687
Intangible assets	3,300
Deferred tax	847
Other	225
Total Assets	164,195
Liabilities
Unpaid loss and loss adjustment expenses	41,671
Accounts payable and accrued expenses	13,899
Unearned premiums	58,657
Reinsurance payable	30,686
Notes payable	8,916
Total Liabilities	153,829
Net assets purchased	10,366
Purchase price	20,000
Goodwill recorded	$9,634

The goodwill and intangible assets related to the Imperial acquisition were assigned to the Property and Casualty segment.
On April 1, 2014, the Company purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust. The purchase price was $21,496.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

April 2014
Assets
Cash and invested assets	$28,727
Premium receivable	2,896
Deferred tax	237
Other assets	729
Total Assets	32,589
Liabilities
Unpaid loss and loss adjustment expenses	4,472
Unearned premium	8,352
Reinsurance payable	816
Accounts payable and accrued expenses	3,181
Deferred tax	119
Total Liabilities	16,940
Net assets purchased	15,649
Purchase price	21,496
Goodwill recorded	$5,847

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

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses and managements contracts are considered indefinite life intangible assets subject to annual impairment testing.

The composition of goodwill and intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

September 30, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	8,200	5,585	2,615	5 years
Loss reserve discount	12,451	11,988	463	7 years
Agent relationships	30,422	8,220	22,202	11 - 17 years
Affinity partners	800	344	456	11 years
Operating lease	3,508	3,508	—	4.6 years
Non-compete	2,500	2,292	208	5 years
Value in policies-in-force	8,461	260	8,201	1 year
Renewal rights	30,000	792	29,208	3 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,015	—	62,015	indefinite life
Goodwill	97,711	—	97,711	indefinite life
Total	$374,668	$32,989	$341,679
NGHC	$360,807	$32,636	$328,171
Reciprocal Exchanges	13,861	353	13,508
Total	$374,668	$32,989	$341,679

December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$4,757	$1,143	5 years
Loss reserve discount	12,451	11,672	779	7 years
Agent relationships	31,850	3,591	28,259	11 - 17 years
Affinity partners	800	289	511	11 years
Operating lease	3,508	2,934	574	4.6 years
Non-compete	2,500	1,917	583	5 years
State licenses	54,715	—	54,715	indefinite life
Goodwill	70,351	—	70,351	indefinite life
Total	$182,075	$25,160	$156,915

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. No goodwill impairment was recorded during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, approximately $41,700 of the Company's goodwill balance was related to the Company's Luxembourg reinsurer subsidiaries.

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the three and nine months ended September 30, 2014, the Company amortized approximately $2,834 and $8,786, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $353 and $353 in the three and nine months ended September 30, 2014, respectively. Also, included in the Company’s amortization expense is an impairment charge of $736 related to certain agent relationship intangible assets recorded in the second quarter of 2014. For the three and nine months ended September 30, 2013, the Company amortized approximately $2,193 and $4,638, respectively, related to its intangible assets with a finite life. The estimated aggregate amortization expense for each of the next five years is:

	NGHC	Reciprocal Exchanges	Total
Year ending
2014	$3,296	$2,230	$5,526
2015	13,259	6,453	19,712
2016	12,915	460	13,375
2017	9,363	460	9,823
2018 and thereafter	14,112	805	14,917
	$52,945	$10,408	$63,353

9. Stockholders' Equity

On February 19, 2014, the Company sold an additional 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. The Company recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12,151 is charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $177,829.

On June 25, 2014, the Company issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock when, as and if declared by the Company's Board of Directors (the "Board") or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a "dividend payment date"), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds the Company received from the issuance was approximately $53,164, after deducting the underwriting discount and issuance expenses.

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the Indenture as of September 30, 2014.

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

Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2014 was $4,253 and $5,964, respectively.

Promissory Notes

As part of the Company’s acquisition of Reliant Financial Group, LLC, the Company has an outstanding promissory note as of September 30, 2014 of $600 payable to Access Plans, Inc. (“VelaPoint Note #1”). The original note was issued on February 22, 2012 in the amount of $1,500 and any outstanding balance bears interest at a rate of 5.0% per annum. Three payments of $400, $500 and $600 are due and payable thirty days after the anniversary of the issuance date beginning in 2013. Interest expense on this note for the three and nine months ended September 30, 2014 was $8 and $28, respectively. Interest expense on this note for the three and nine months ended September 30, 2013 was $14 and $44, respectively.

Revolving Credit Agreements

During the first quarter of 2013, the Company entered into a credit agreement to establish a secured $90,000 line of credit with JPMorgan Chase Bank, N.A. Interest payments were required to be paid monthly on any unpaid principal at a rate of LIBOR plus 250 basis points. The credit agreement had a maturity date of February 20, 2016. The outstanding balance on the line of credit of $59,200 was repaid and the credit facility was terminated in the second quarter of 2014 in connection with the issuance of the 6.75% Notes.
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
Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of September 30, 2014).
As of September 30, 2014, there was no outstanding balance on the line of credit. Interest expense for the Company's existing and repaid lines of credit for the three and nine months ended September 30, 2014 was $29 and $1,162, respectively. Interest expense for the Company's existing and repaid lines of credit for the three and nine months ended September 30, 2013 was $405 and $824, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of September 30, 2014.

Imperial-related Debt

In connection with the Imperial transaction, the Company assumed $3,500 in principal amount of Senior Notes due 2034 ("Imperial-related Notes") previously issued by Imperial Management Corporation. The notes bore interest at an annual rate equal to LIBOR plus 3.95%, payable quarterly. The notes were redeemed by the Company at a redemption price equal to 100% of their principal amount plus accrued interest on September 15, 2014. Interest expense on the Imperial-related Notes for the three and nine months ended September 30, 2014 was $37 and $37, respectively. In addition, Imperial Fire and Casualty Insurance Company is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2014 was $55 and $55, respectively. (See Note 7, "Acquisitions and Disposals").

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the period ended September 30, 2014 was $272. (See Note 15, "Related Party Transactions").

Maturities of the Company's debt for the five years subsequent to September 30, 2014 are as follows:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31,	2014	2015	2016	2017	2018	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$250,000	$250,000
VelaPoint Note #1	—	622	—	—	—	—	622
Imperial Surplus Notes	—	—	—	—	—	5,000	5,000
Reciprocal Exchanges' Surplus Notes	—	—	—	—	—	44,600	44,600
	$—	$622	$—	$—	$—	$299,600	$300,222

As of September 30, 2014 and December 31, 2013, the Company had outstanding letters of credit of approximately $12,700 and $0, respectively.

11. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common NGHC stockholders - basic	$32,059	$12,753	$88,785	$32,211
Effect of potentially dilutive securities:
Convertible preferred stock dividends	—	—	—	2,158
Net income attributable to common NGHC stockholders - diluted	$32,059	$12,753	$88,785	$34,369

Weighted average number of common shares outstanding – basic	93,359,265	79,700,000	90,853,536	60,063,250
Potentially dilutive securities:
Share options	2,075,584	924,303	1,673,422	1,556,709
Restricted stock units	228,580	—	88,240	—
Convertible preferred stock	—	—	—	7,070,998
Weighted average number of common shares outstanding – diluted	95,663,429	80,624,303	92,615,198	68,690,957
Basic earnings per share attributable to NGHC common stockholders	$0.34	$0.16	$0.98	$0.54
Diluted earnings per share attributable to NGHC common stockholders	$0.34	$0.16	$0.96	$0.50

As of September 30, 2014 and 2013, 2,791,099 and 3,705,151 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSU"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2014, approximately 1,819,297 shares of Company common stock remained available for grants under the Plan.
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
A summary of the Company’s stock option activity for the nine months ended September 30, 2014 and 2013 is shown below:

	Nine Months Ended September 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,058,363	$8.48	2,339,601	$5.89
Granted	195,000	17.63	2,990,353	10.33
Forfeited	—	—	(271,591)	6.69
Exercised	(106,412)	6.90	—	—
Outstanding at end of period	5,146,951	$8.86	5,058,363	$8.48

A summary of the Company's RSU activity for the nine months ended September 30, 2014 and 2013 is shown below:

	Nine Months Ended September 30,
	2014		2013
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	$—	—	$—
Granted	330,555	17.45	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at end of period	330,555	$17.45	—	$—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

There were 195,000 options granted during the nine months ended September 30, 2014. The Company had approximately $7,135 and $7,670 of unrecognized compensation cost related to unvested stock options as of September 30, 2014 and December 31, 2013, respectively.

Compensation expense for all share-based compensation under ASC 718-10-30 was $884 and $1,803 for the three and nine months ended September 30, 2014, respectively, and $0 and $1,629 for the three and nine months ended September 30, 2013, respectively.

13. Service and Fee Income
The following table summarizes service and fee income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Installment fees	$7,816	$6,958	$22,021	$24,021
Commission revenue	16,593	13,989	46,331	30,805
General agent fees	10,837	5,613	26,004	15,032
Late payment fees	3,148	2,855	8,633	8,299
Finance and processing fees	5,163	3,011	11,672	8,462
Other	2,337	1,959	6,425	6,434
Total	$45,894	$34,385	$121,086	$93,053

14. Income Taxes

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Nine Months Ended September 30,
(amounts in thousands)	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
Income (loss) before equity earnings of unconsolidated subsidiaries	$111,109	$(956)	$110,153	$47,258
Tax at Federal statutory rate of 35%	$38,888	$(335)	$38,553	$16,540
Tax effects resulting from:
Loss of non-includable foreign subsidiaries	(1,736)	—	(1,736)	(2,580)
Tax exempt interest	(674)	—	(674)	(649)
Non-deductible expenses	97	—	97	121
Luxembourg technical reserves	(16,659)	—	(16,659)	(2,349)
State tax	1,154	—	1,154	1,382
Equity method income	(1,084)	—	(1,084)	78
Other	(1,989)	124	(1,865)	(150)
Total income tax reported	$17,997	$(211)	$17,786	$12,393
Effective tax rate	16.2%	22.1%	16.1%	26.2%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under intercompany reinsurance agreements. As the income or loss of the Luxembourg reinsurer is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company. For the nine months ended September 30, 2014 and 2013, the Company reduced its deferred tax liability relating to equalization reserves by $16,659 and $2,349 respectively. This reduction lowered the company’s effective tax rate by 15.0% and 5.1% for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the deferred tax liability related to the Luxembourg reinsurers was $45,070.

There were no unrecognized tax benefits at September 30, 2014 and December 31, 2013 that, if recognized, would affect the Company’s effective tax rate.

The Company recognizes interest expense related to unrecognized tax benefits in tax expense, net of Federal income tax. There were no accrued interest and penalties recognized in the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, there was no interest related to unrecognized tax expense in the condensed consolidated statements of income. The Company has no penalties included in calculating its provision for income taxes. All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies.

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

The Company’s subsidiaries are currently open to audit by the IRS for the year ended December 31, 2011 and, thereafter, for Federal tax purposes.

15. Related Party Transactions

The founding and significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $496 and $1,352 for the three and nine months ended September 30, 2014, respectively, while the amounts charged for such expenses were $376 and $1,102 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, there was a payable to AIIM related to these services in the amount of $462 and $439, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp., a wholly owned subsidiary of the Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. The amounts charged for such expenses were $1,513 and $5,516 for the three and nine months ended September 30, 2014, respectively, while the amounts charged for such expenses were $1,671 and $4,448 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, there was a payable for these services in the amount of $1,546 and $1,389, respectively.

AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp. The amounts charged for such expenses were $703 and $2,878 for the three and nine months ended September 30, 2014, respectively, of which amounts capitalized in property and equipment were $823 and $1,790 for the three and nine months ended September 30, 2014, respectively. The amounts charged for such expenses were $1,006 and $3,018 for the three and nine months ended September 30, 2013, respectively, of which amounts capitalized in property and equipment were $853 and $2,559 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, there was a payable for these services in the amount of $2,279 and $777, respectively.

In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premiums of NGHC and its affiliates written on the system plus the costs for support services. The amounts charged for such fees were $3,925 and $11,837 for the three and nine months ended September 30, 2014, respectively, while the amounts charged for such fees were $5,263 and $10,682 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, there were payables for these services in the amount of $8,105 and $7,610, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.50% of all net written premiums generated to the program. The amounts charged for such fees were $0 and $66 for the three and nine months ended September 30, 2014, respectively, while the amounts charged for such fees were $29 and $108 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, there was a payable for these services in the amount of $33 and $26, respectively.

On March 22, 2012, Integon National entered into a reinsurance agreement with an AmTrust subsidiary, Agent Alliance Reinsurance Company (“AARC”), whereby the Company cedes 25% of the business written by certain agents who are members of the Company’s captive agent program along with 25% of any related losses. The Company receives a ceding commission of 25% of the associated ceded premiums. Each party may terminate the agreement by providing 90 days written notice.

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

On November 9, 2012, Integon National entered into a reinsurance agreement with an affiliated company, AAIC, whereby AAIC cedes 100% of the total written premiums, acquisition costs and incurred losses and LAE on business with effective dates

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

before and after November 9, 2012. The agreement had an indefinite term. In July 2014, the Company reacquired AAIC from ACP Re (see Note 7, "Acquisitions and Disposals").

The amounts related to these reinsurance treaties are as follows:

September 30, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(3,738)	$—	$(623)
AARC	560	97	(344)

December 31, 2013	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(200)	$836	$1,359
Wesco	(1,067)	—	13
AARC	457	78	(281)

Three Months Ended September 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$5,310	$(1,320)	$3,825
AARC	(344)	111	(148)

Three Months Ended September 30, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$986	$(92)	$653
Wesco	4,041	(1,151)	2,108
AARC	(254)	122	(141)

Nine Months Ended September 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	15,978	(4,062)	12,511
AARC	(967)	284	(514)

Nine Months Ended September 30, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$3,225	$(549)	$1,835
Wesco	10,490	(2,976)	5,996
AARC	(879)	311	(552)

NGHC Quota Share Agreement

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

On August 1, 2013, the Company provided notice to parties of the NGHC Quota Share agreement that it was terminating the agreement. The Company no longer cedes any net earned premiums and net incurred losses and LAE on business with effective dates after July 31, 2013. The termination is on a run-off basis, meaning the Company continued to cede 50% of the net premiums and the related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies, the last of which expired on July 31, 2014.

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater. Effective October 1, 2012, the parties amended the NGHC Quota Share to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share have been determined by arm's length negotiations and reflect market terms and conditions.

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Percentage Participation
ACP Re Ltd.	30%
Maiden Insurance Company, a subsidiary of Maiden	50%
Technology Insurance Company, a subsidiary of AmTrust	20%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended September 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$186	$201	$2,063
Maiden Insurance Company	310	335	3,437
Technology Insurance Company	124	134	1,375
Total	$620	$670	$6,875

Three Months Ended September 30, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$39,451	$13,730	$25,021
Maiden Insurance Company	65,752	19,609	41,702
Technology Insurance Company	26,301	8,339	16,681
Total	$131,504	$41,678	$83,404

Nine Months Ended September 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$12,859	$4,100	$11,370
Maiden Insurance Company	21,432	6,776	18,936
Technology Insurance Company	8,573	2,719	7,593
Total	$42,864	$13,595	$37,899

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$126,714	$40,660	$80,054
Maiden Insurance Company	211,190	64,492	133,423
Technology Insurance Company	84,476	26,293	53,369
Total	$422,380	$131,445	$266,846
Included in ceding commission income was $104 and $6,353 which represented recovery of successful acquisition cost of the reinsured contracts for the three and nine months ended September 30, 2014, respectively, while $22,793 and $71,280 represented recovery of successful acquisition cost of the reinsured contracts for the three and nine months ended September 30, 2013, respectively. These amounts have been netted against acquisition and other underwriting costs in the accompanying consolidated statements of income.

September 30, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$34,090	$61	$7,594
Maiden Insurance Company	62,407	(6)	12,329
Technology Insurance Company	22,727	40	5,062
Total	$119,224	$95	$24,985

December 31, 2013	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$74,997	$7,669	$30,604
Maiden Insurance Company	124,995	12,782	51,021
Technology Insurance Company	49,998	4,958	20,408
Total	$249,990	$25,409	$102,033

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit, assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $54,010 and $69,546, respectively, as of September 30, 2014 and $57,959 and $104,824, respectively, as of December 31, 2013.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements, see Note 6, “Equity Investments in Unconsolidated Subsidiaries”.

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $561 and $1,683 for the three and nine months ended September 30, 2014, respectively, and $536 and $1,607 for the three and nine months ended September 30, 2013, respectively. For more information on the 800 Superior, LLC and Affiliated Entities related party transactions, see Note 15, "Related Party Transactions - 800 Superior LLC and Affiliated Entities" of our Annual Report on Form 10-K for the year ended December 31, 2013.

On September 1, 2012 the Company purchased The Association Benefits Solution companies. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of September 30,

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2014 and December 31, 2013, the Company had a receivable of $6,015 and $4,955, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of September 30, 2014, the Company had a payable to the employer trust in the amount of $1,785.

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower by ACP Re, the Company entered into the agreements described below.

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earn-out (the "Contingent Payments") of 3% of gross written premium of the Tower personal lines business written or assumed by the Company following the Merger. The Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period.

PL Reinsurance Agreement and the Personal Lines Cut-Through Quota Share Reinsurance Agreement

Integon National Insurance Company, a wholly-owned subsidiary of the Company ("Integon"), entered into the Personal Lines Quota Share Reinsurance Agreement (the "PL Reinsurance Agreement"), with Tower’s ten statutory insurance companies (collectively, the “Tower Companies”), pursuant to which Integon will reinsure 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon under the PL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to National General Insurance Marketing, Inc., a subsidiary of the Company (“NGIM”), pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement. In connection with the execution of the PL Reinsurance Agreement, the Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, by and among the Tower Companies and Integon (the “Cut-Through Reinsurance Agreement”), was terminated on a run-off basis, with the reinsurance of all policies reinsured under such agreement remaining in effect.

As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, the Company assumed $79,298 and $359,083 of premium from the Tower Companies and recorded $18,297 and $75,182 of ceding commission expense during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, there was a ceding commission payable of $75,506 related to the PL Reinsurance Agreement. During the three and nine months ended September 30, 2014, the Company earned premium of approximately $84,593 and $228,010, respectively, under these reinsurance agreements. During the three and nine months ended September 30, 2014, the Company incurred losses and loss adjustment expenses of $41,806 and $127,283, respectively, under these reinsurance agreements.

PL MGA Agreement

National General Insurance Marketing, Inc., a subsidiary of the Company (“NGIM”), produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon to the Tower Companies pursuant to the PL Reinsurance Agreement. The Company recorded $0 of commission income during the period ended September 30, 2014 as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC will administer the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies will reimburse

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement, the Company was reimbursed $0 during the three months ended September 30, 2014. As of September 30, 2014, there was a receivable related to the PL Administrative Agreement of $281.

Stop-Loss and Retrocession Agreements

National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with CP Re. NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and AII will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII. The Company will record this reinsurance transaction under deposit method of accounting.

Credit Agreement

On September 15, 2014, NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as Administrative Agent, ACP Re and London Acquisition Company Limited, a wholly owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders, pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrowers on the terms and conditions contained within the ACP Re Credit Agreement.

The ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding principal under the ACP Re Credit Agreement bears interest at a fixed annual rate of seven percent (7%), payable semi-annually on the last day of January and July. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).

The Company recorded interest income of approximately $365 for the three months ended September 30, 2014, under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

ACP Re, an affiliate of the Company, holds the surplus notes carried at $44,600 issued by the Reciprocal Exchanges when they were originally capitalized. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval (see Note 10, “Debt”).

Agreements Relating to Leases

NGMC entered into assignment and assumption of lease agreements with a subsidiary of ACP Re, Tower Insurance Company of New York (“TICNY”), with respect to leased property in (i) New Haven, Connecticut, (ii) Chicago, Illinois, (iii) Quincy, Massachusetts, (iv) Portland, Maine, (v) Westborough, Massachusetts and (vi) Williamsville, New York. NGMC also entered into subleases with TICNY with respect to leased property in (i) Atlanta, Georgia and (ii) New York, New York.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Agreements of the Reciprocal Exchanges

The Reciprocal Exchanges and their subsidiaries entered into a Casualty Excess of Loss Reinsurance Contract, effective January 1, 2014, among the Reciprocal Exchanges and TICNY, pursuant to which TICNY will reinsure the excess liability which may accrue to the Reciprocal Exchanges’ and their subsidiaries’ policies, contracts and binders of insurance and reinsurance in force at the effective date or issued or renewed on or after that date, and classified by the Reciprocal Exchanges as Casualty.

The Reciprocal Exchanges and their subsidiaries entered into a Property Per Risk Reinsurance Contract, effective January 1, 2014, with TICNY, pursuant to which TICNY will reinsure the excess liability which may accrue under the Reciprocal Exchanges’ and their subsidiaries’ policies, contracts and binders of insurance and reinsurance in force at the effective date or issued or renewed on or after that date, and classified by the Reciprocal Exchanges as Personal Property.

The Reciprocal Exchanges and their subsidiaries entered into a Property Catastrophe Excess of Loss program, effective July 1, 2011, with CP Re, pursuant to which CP Re will indemnify the Reciprocal Exchanges and their subsidiaries for any loss or losses occurring during the term of the contract under all policies classified by the Company as Property business.

New Jersey Skylands Insurance Association (“NJSIA”) entered into a 25% quota share reinsurance agreement with an affiliated company, Preserver Insurance Company (“PIC”), effective July 1, 2012, pursuant to which NJSIA ceded and PIC assumed a 25% quota share of NJSIA’s personal auto business.

16. Segment Information

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

The Property and Casualty Segment, which includes the Reciprocal Exchanges and the management companies, reports the management fees earned by NGHC from the Reciprocal Exchanges for underwriting, investment management and other services as service and fee income for the Company. The effects of these management fees between NGHC and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to National General Holdings Corp. and included in basic and diluted earnings (loss) per share.

The following tables summarize the underwriting results of the Company’s operating segments:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$479,866	$17,729	$—	$497,595

Net premium written	413,904	17,666	—	431,570
Change in unearned premiums	(4,966)	11,802	—	6,836
Net earned premium	408,938	29,468	—	438,406
Ceding commission income - primarily related party	705	—	—	705
Service and fee income	31,378	14,516	—	45,894

Underwriting expenses:
Loss and loss adjustment expense	256,769	18,250	—	275,019
Acquisition costs and other underwriting expenses	68,419	15,496	—	83,915
General and administrative	79,078	11,050	—	90,128
Total underwriting expenses	404,266	44,796	—	449,062
Underwriting income (loss)	36,755	(812)	—	35,943
Net investment income	—	—	13,697	13,697
Net realized losses	—	—	(1,118)	(1,118)
Other revenue	—	—	373	373
Equity in losses of unconsolidated subsidiaries	—	—	(1,611)	(1,611)
Interest expense	—	—	(4,709)	(4,709)
Provision for income taxes	—	—	(10,026)	(10,026)
Net loss (income) attributable to non-controlling interest	684	—	86	770
Net income (loss) attributable NGHC	$37,439	$(812)	$(3,308)	$33,319
NGHC	$38,123	$(812)	$(3,247)	$34,064
Reciprocal Exchanges	(684)	—	(61)	(745)
Net income (loss) attributable NGHC	$37,439	$(812)	$(3,308)	$33,319

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$324,298	$8,416	$—	$332,714

Net premium written	149,787	8,336	—	158,123
Change in unearned premiums	7,997	5	—	8,002
Net earned premium	157,784	8,341	—	166,125
Ceding commission income - primarily related party	23,518	—	—	23,518
Service and fee income	21,583	12,802	—	34,385

Underwriting expenses:
Loss and loss adjustment expense	104,222	4,038	—	108,260
Acquisition costs and other underwriting expenses	26,063	6,168	—	32,231
General and administrative	66,236	7,996	—	74,232
Total underwriting expenses	196,521	18,202	—	214,723
Underwriting income	6,364	2,941	—	9,305
Net investment income	—	—	8,439	8,439
Net realized gains	—	—	516	516
Equity in losses of unconsolidated subsidiaries	—	—	(128)	(128)
Interest expense	—	—	(540)	(540)
Provision for income taxes	—	—	(4,839)	(4,839)
Net loss (income) attributable to non-controlling interest	—	—	—	—
Net income attributable NGHC	$6,364	$2,941	$3,448	$12,753

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$1,494,337	$117,873	$—	$1,612,210

Net premium written	1,299,998	117,613	—	1,417,611
Change in unearned premiums	(202,218)	(27,669)	—	(229,887)
Net earned premium	1,097,780	89,944	—	1,187,724
Ceding commission income - primarily related party	7,632	—	—	7,632
Service and fee income	76,440	44,646	—	121,086

Underwriting expenses:
Loss and loss adjustment expense	697,207	58,763	—	755,970
Acquisition costs and other underwriting expenses	185,632	47,074	—	232,706
General and administrative	207,314	36,072	—	243,386
Total underwriting expenses	1,090,153	141,909	—	1,232,062
Underwriting income (loss)	91,699	(7,319)	—	84,380
Net investment income	—	—	34,232	34,232
Net realized losses			(1,118)	(1,118)
Other revenue	—	—	480	480
Equity in losses of unconsolidated subsidiaries	—	—	(3,098)	(3,098)
Interest expense	—	—	(7,821)	(7,821)
Provision for income taxes	—	—	(17,786)	(17,786)
Net loss (income) attributable to non-controlling interest	684	—	92	776
Net income (loss) attributable NGHC	$92,383	$(7,319)	$4,981	$90,045
NGHC	$93,067	$(7,319)	$5,042	$90,790
Reciprocal Exchanges	(684)	—	(61)	(745)
Net income (loss) attributable NGHC	$92,383	$(7,319)	$4,981	$90,045

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Gross premium written	$996,034	$24,982	$—	$1,021,016

Net premium written	452,816	24,827	—	477,643
Change in unearned premiums	(4,816)	5	—	(4,811)
Net earned premium	448,000	24,832	—	472,832
Ceding commission income - primarily related party	73,509	—	—	73,509
Service and fee income	62,996	30,057	—	93,053

Underwriting expenses:
Loss and loss adjustment expense	293,401	16,732	—	310,133
Acquisition costs and other underwriting expenses	77,249	17,415	—	94,664
General and administrative	191,681	17,774	—	209,455
Total underwriting expenses	562,331	51,921	—	614,252
Underwriting income	22,174	2,968	—	25,142
Net investment income	—	—	22,093	22,093
Net realized gains	—	—	1,463	1,463
Other revenue	—	—	16	16
Equity in losses of unconsolidated subsidiaries	—	—	(452)	(452)
Interest expense	—	—	(1,456)	(1,456)
Provision for income taxes	—	—	(12,393)	(12,393)
Net loss (income) attributable to non-controlling interest	—	—	(44)	(44)
Net income attributable NGHC	$22,174	$2,968	$9,227	$34,369

The following tables summarize the financial position of the Company's operating segments as of September 30, 2014 and December 31, 2013:

September 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$732,442	$24,935	$—	$757,377
Prepaid reinsurance premiums	100,300	—	—	100,300
Reinsurance recoverable on unpaid losses	911,046	—	—	911,046
Deferred commission and other acquisition costs	104,090	7,701	—	111,791
Goodwill and intangible assets, net	249,322	92,357	—	341,679
Corporate and other assets	—	—	2,174,298	2,174,298
Total	$2,097,200	$124,993	$2,174,298	$4,396,491

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables	$434,433	$14,819	$—	$449,252
Prepaid reinsurance premiums	50,878	—	—	50,878
Reinsurance recoverable on unpaid losses	950,828	—	—	950,828
Deferred commission and other acquisition costs	59,048	1,064	—	60,112
Goodwill and intangible assets, net	93,769	63,146	—	156,915
Corporate and other assets	—	—	1,169,530	1,169,530
Total	$1,588,956	$79,029	$1,169,530	$2,837,515

The following table shows an analysis of the Company's gross and net premiums written and net premiums earned by geographical location for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
Gross premiums written - North America	$481,047	$9,993	$491,040	$332,714
Gross premiums written - Europe	6,555	—	6,555	—
Net premiums written - North America	200,913	7,205	208,118	78,117
Net premiums written - Bermuda	210,372	—	210,372	72,005
Net premiums written - Europe	13,080	—	13,080	8,001
Net premiums earned - North America	196,453	6,692	203,145	86,120
Net premiums earned - Bermuda	210,371	—	210,371	71,130
Net premiums earned - Europe	24,890	—	24,890	8,875

	Nine Months Ended September 30,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
Gross premiums written - North America	$1,515,687	$9,993	$1,525,680	$1,021,016
Gross premiums written - Europe	86,530	—	86,530	—
Net premiums written - North America	772,232	7,205	779,437	259,367
Net premiums written - Bermuda	511,643	—	511,643	192,948
Net premiums written - Europe	126,531	—	126,531	25,328
Net premiums earned - North America	570,506	6,692	577,198	254,557
Net premiums earned - Bermuda	511,642	—	511,642	193,823
Net premiums earned - Europe	98,884	—	98,884	24,452

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.
Note on Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” "may," "should," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. (“Maiden”), AmTrust Financial Services, Inc. (“AmTrust”), ACP Re Ltd. ("ACP Re") or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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
We manage our business through two segments: Property and Casualty ("P&C") and Accident and Health ("A&H"). We transact business primarily through our fifteen regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Company, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company, National Automotive Insurance Company and Agent Alliance Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best.
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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2014, our annualized operating leverage (the ratio of net premiums earned to average total stockholders’ equity) was 1.83x, which was within our planned target operating leverage of between 1.5x and 2.0x.
Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $34.2 million and $22.1 million for the nine months ended September 30, 2014 and 2013, respectively. We held 6.0% and 6.6% of total invested assets in cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.
Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves (“LAE”). As of September 30, 2014 and December 31, 2013, our reserves, net of reinsurance recoverables, were $603.0 million and $308.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Acquisitions

On September 15, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel Trust”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower. In connection with the Merger, the Company acquired two management companies from ACP Re for $7.5 million. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges”). The Company also agreed to pay ACP Re contingent consideration in the form of a three year earn-out of 3% of the gross written premium of the Tower personal lines business written or assumed by the Company following the merger. The Company estimated the fair value of the Contingent Payments to be approximately $30.0 million at the acquisition date.

In July 2014, we reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina which is also licensed as a surplus lines carrier in over 30 states, from ACP Re for a purchase price equal to AAIC’s capital and surplus of approximately $17.3 million. Following our 2012 sale of AAIC to ACP Re, we had continued to reinsure 100% of its existing and renewal private passenger auto insurance.

On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20.0 million. In connection with the Imperial transaction, we assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 10, "Debt" to our condensed consolidated financial statements).

On April 1, 2014, we purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust. The purchase price was approximately $21.5 million, subject to certain adjustments.
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
We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies. We also collect management fees in connection with our management of the Reciprocal Exchanges. We do not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.
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
Loss and loss adjustment expenses. Loss and LAE represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations and statistical analysis. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle, and we revise our estimates as we receive additional information about the condition of claimants and the costs of their medical treatment. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.
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
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition and other underwriting costs and general and administrative expense by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition and other underwriting costs and general and administrative expense were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited)” below.
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
Effective August 1, 2013, as permitted by the Personal Lines Quota Share, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We continued to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies. This retention of our P&C premium will provide us the opportunity to substantially increase our underwriting and investment income, while also increasing our exposure to losses. See Item 1A, “Risk Factors-Risks Relating to Our Insurance Operations-We have reduced our dependence on reinsurance and will retain a greater percentage of our premium writings, which increases our exposure to the underlying policy risks” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Gross premium written	$487,602	$9,993	$497,595	$332,714
Ceded premiums	(63,237)	(2,788)	(66,025)	(174,591)
Net premium written	$424,365	$7,205	$431,570	$158,123
Change in unearned premiums	7,349	(513)	6,836	8,002
Net earned premium	$431,714	$6,692	$438,406	$166,125
Ceding commission income	668	37	705	23,518
Service, fees and other income	45,872	22	45,894	34,385
Underwriting expenses:
Loss and LAE	269,668	5,351	275,019	108,260
Acquisition costs and other underwriting costs	83,642	273	83,915	32,231
General and administrative	88,317	1,811	90,128	74,232
Total underwriting expenses	$441,627	$7,435	$449,062	$214,723
Underwriting income (loss)	$36,627	$(684)	$35,943	$9,305
Net investment income	13,697	—	13,697	8,439
Net realized gains (losses) on investments	(1,118)	—	(1,118)	516
Other revenue	373	—	373	—
Equity in losses of unconsolidated subsidiaries	(1,611)	—	(1,611)	(128)
Interest expense	(4,437)	(272)	(4,709)	(540)
Income (loss) before provision (benefit) for income taxes	$43,531	$(956)	$42,575	$17,592
Provision (benefit) for income taxes	10,237	(211)	10,026	4,839
Net income (loss)	$33,294	$(745)	$32,549	$12,753
Less: Net loss (income) attributable to non-controlling interest	25	745	770	—
Net income attributable NGHC	$33,319	$—	$33,319	$12,753
Net loss ratio	62.5%	80.0%	62.7%	65.2%
Net operating expense ratio (non-GAAP)	29.1%	30.3%	29.1%	29.2%
Net combined ratio (non-GAAP)	91.6%	110.3%	91.8%	94.4%

	Three Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Total expenses	$446,064	$7,707	$453,771	$215,263
Less: Loss and loss adjustment expense	269,668	5,351	275,019	108,260
Less: Interest expense	4,437	272	4,709	540
Less: Ceding commission income	668	37	705	23,518
Less: Service, fees and other income	45,872	22	45,894	34,385
Net operating expense	$125,419	$2,025	$127,444	$48,560
Net earned premium	$431,714	$6,692	$438,406	$166,125
Net operating expense ratio (non-GAAP)	29.1%	30.3%	29.1%	29.2%

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months Ended September 30,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Gross premium written	$1,602,217	$9,993	$1,612,210	$1,021,016
Ceded premiums	(191,811)	(2,788)	(194,599)	(543,373)
Net premium written	$1,410,406	$7,205	$1,417,611	$477,643
Change in unearned premiums	(229,374)	(513)	(229,887)	(4,811)
Net earned premium	$1,181,032	$6,692	$1,187,724	$472,832
Ceding commission income	7,595	37	7,632	73,509
Service, fees and other income	121,064	22	121,086	93,053
Underwriting expenses:
Loss and LAE	750,619	5,351	755,970	310,133
Acquisition costs and other underwriting costs	232,433	273	232,706	94,664
General and administrative	241,575	1,811	243,386	209,455
Total underwriting expenses	$1,224,627	$7,435	$1,232,062	$614,252
Underwriting income (loss)	$85,064	$(684)	$84,380	$25,142
Net investment income	34,232	—	34,232	22,093
Net realized gains (losses) on investments	(1,118)	—	(1,118)	1,463
Other revenue	480	—	480	16
Equity in losses of unconsolidated subsidiaries	(3,098)	—	(3,098)	(452)
Interest expense	(7,549)	(272)	(7,821)	(1,456)
Income (loss) before provision (benefit) for income taxes	$108,011	$(956)	$107,055	$46,806
Provision (benefit) for income taxes	17,997	(211)	17,786	12,393
Net income (loss)	$90,014	$(745)	$89,269	$34,413
Less: Net loss (income) attributable to non-controlling interest	31	745	776	(44)
Net income attributable NGHC	$90,045	$—	$90,045	$34,369
Net loss ratio	63.6%	80.0%	63.6%	65.6%
Net operating expense ratio (non-GAAP)	29.2%	30.3%	29.2%	29.1%
Net combined ratio (non-GAAP)	92.8%	110.3%	92.8%	94.7%

	Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Total expenses	$1,232,176	$7,707	$1,239,883	$615,708
Less: Loss and loss adjustment expense	750,619	5,351	755,970	310,133
Less: Interest expense	7,549	272	7,821	1,456
Less: Ceding commission income	7,595	37	7,632	73,509
Less: Service, fees and other income	121,064	22	121,086	93,053
Net operating expense	$345,349	$2,025	$347,374	$137,557
Net earned premium	$1,181,032	$6,692	$1,187,724	$472,832
Net operating expense ratio (non-GAAP)	29.2%	30.3%	29.2%	29.1%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective July 31, 2014, no additional premium is being ceded under the Personal Lines Quota Share. Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement and effective September 15, 2014 we entered into the PL Reinsurance Agreement (such reinsurance agreements collectively, the "Tower Reinsurance Agreements") under which during the nine months ended September 30, 2014 we assumed unearned premium relating to in-force personal lines business and reinsured new and renewal personal lines policies written after January 1, 2014.
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
As a result of the Quota Share Runoff, the Tower Reinsurance Agreements, the A&H Expansion and the financial impact of the EHC Business, comparisons between our 2014 and 2013 results will be less meaningful.
Consolidated Results of Operations for the Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $164.9 million from $332.7 million for the three months ended September 30, 2013 to $497.6 million for the three months ended September 30, 2014, due to an increase of $155.6 million in premiums received from the P&C segment primarily as a result of the Tower Reinsurance Agreements and organic growth and an increase of $9.3 million in premiums received from the A&H segment primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $273.4 million from $158.1 million for the three months ended September 30, 2013 to $431.6 million for the three months ended September 30, 2014. Net premium written for the P&C segment increased by $264.1 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the Tower Reinsurance Agreements, the Quota Share Runoff and organic growth. Primarily in connection with the EHC Business, net premium written for the A&H segment increased by $9.3 million.
Net earned premium. Net earned premium increased by $272.3 million, or 163.9%, from $166.1 million for the three months ended September 30, 2013 to $438.4 million for the three months ended September 30, 2014. The increase by segment was: P&C - $251.2 million and A&H - $21.1 million. The increase was primarily attributable to the Tower Reinsurance Agreements, the Quota Share Runoff and the EHC Business.
Ceding commission income. Ceding commission income decreased from $23.5 million for the three months ended September 30, 2013 to $0.7 million for the three months ended September 30, 2014, reflecting the Quota Share Runoff. Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 14.2% to 0.2%. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.2% for the three months ended September 30, 2014. The Reciprocal Exchanges' ceding commission ratio was 0.6% for the three months ended September 30, 2014.
Service and fee income. Service and fee income increased by $11.5 million, or 33.5%, from $34.4 million for the three months ended September 30, 2013 to $45.9 million for the three months ended September 30, 2014. The increase was primarily attributable to the increase of $1.7 million in service and fee income related to our A&H segment as a result of the A&H Expansion and the EHC Business and an increase of $9.8 million related to our P&C segment as a result of higher general agent fees and organic P&C segment growth.
The components of service and fee income are as follows:

	Three Months Ended September 30,
(amounts in thousands)	2014	2013	Change
Installment fees	$7,816	$6,958	$858
Commission revenue	16,593	13,989	2,604
General agent fees	10,837	5,613	5,224
Late payment fees	3,148	2,855	293
Finance and processing fees	5,163	3,011	2,152
Other	2,337	1,959	378
Total	$45,894	$34,385	$11,509
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $166.8 million, or 154.0%, from $108.3 million for the three months ended September 30, 2013 to $275.0 million for the three months ended September 30, 2014, primarily reflecting the Quota Share Runoff as well as the Tower Reinsurance Agreements. The changes by segment were: P&C - increased $152.5 million and A&H - increased $14.2 million. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 65.2% for the three months ended September 30, 2013 to 62.7% for the three months ended September 30, 2014 primarily due to a lower loss ratio experienced with respect to the business ceded under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net loss ratio was 62.5% for the three months ended September 30, 2014. The Reciprocal Exchanges' net loss ratio was 80.0% for the three months ended September 30, 2014.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $51.7 million, or 160.4%, from $32.2 million for the three months ended September 30, 2013 to $83.9 million for the three months ended September 30, 2014 primarily due to the Tower Reinsurance Agreements, Quota Share Runoff and A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $15.9 million, or 21.4%, from $74.2 million for the three months ended September 30, 2013 to $90.1 million for the three months ended September 30, 2014 primarily as a result of P&C segment organic growth and A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $78.9 million, or 162.4% from $48.6 million for the three months ended September 30, 2013 to $127.4 million for the three months ended September 30, 2014. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased to 29.1% in the three months ended September 30, 2014 from 29.2% in the three months ended September 30, 2013 primarily as a result of the lower expense ratio on policies reinsured under the Tower Reinsurance Agreements, partially offset by A&H Expansion expenses. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.1% for the three months ended September 30, 2014. The Reciprocal Exchanges' net operating expense ratio was 30.3% for the period ended September 30, 2014.

Net investment income. Net investment income increased by $5.3 million, or 62.3%, from $8.4 million for the three months ended September 30, 2013 to $13.7 million for the three months ended September 30, 2014 primarily due to an increase in average invested assets as a result of our February 2014 common stock issuance, our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes, and our June 2014 $55.0 million preferred stock issuance.
Net realized gains (losses) on investments. Net realized gains (losses) on investments decreased by $1.6 million from a $0.5 million gain for the three months ended September 30, 2013 to a $1.1 million loss for the three months ended September 30, 2014.
Equity in losses of unconsolidated subsidiaries. Equity in losses of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $1.5 million, from $0.1 million in losses for the three months ended September 30, 2013 to $1.6 million in losses for the three months ended September 30, 2014, due to the change in fair market value of the life settlement contracts.
Interest expense. Interest expense for the three months ended September 30, 2014 and 2013 was $4.7 million and $0.5 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes.
Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $5.2 million, or 107.2%, from $4.8 million for the three months ended September 30, 2013, reflecting an effective tax rate of 27.3%, to $10.0 million for the three months ended September 30, 2014, reflecting an effective tax rate of 22.7%. Income tax expense included a tax benefit of $3.9 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $10.2 million for the three months ended September 30, 2014, reflecting an effective tax rate of 22.7%.
The Reciprocal Exchanges had a pre-tax loss of $1.0 million for the three months ended September 30, 2014. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of September 30, 2014 was $21.5 million.

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $591.2 million from $1,021.0 million for the nine months ended September 30, 2013 to $1,612.2 million for the nine months ended September 30, 2014, due to an increase of $498.3 million in premiums received from the P&C segment primarily as a result of the Tower Reinsurance Agreements and organic growth and an increase of $92.9 million in premiums received from the A&H segment primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $940.0 million from $477.6 million for the nine months ended September 30, 2013 to $1,417.6 million for the nine months ended September 30, 2014. Net premium written for the P&C segment increased by $847.2 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the Tower Reinsurance Agreements, the Quota Share Runoff and organic growth. Primarily as a result of the EHC Business, net premium written for the A&H segment increased by $92.8 million.
Net earned premium. Net earned premium increased by $714.9 million, or 151.2%, from $472.8 million for the nine months ended September 30, 2013 to $1,187.7 million for the nine months ended September 30, 2014. The increase by segment was: P&C - $649.8 million and A&H - $65.1 million. The increase was primarily attributable to the Tower Reinsurance Agreements, the Quota Share Runoff and the EHC Business.
Ceding commission income. Ceding commission income decreased from $73.5 million for the nine months ended September 30, 2013 to $7.6 million for the nine months ended September 30, 2014, reflecting the Quota Share Runoff. Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 15.5% to 0.6%. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.6% for the nine months ended September 30, 2014. The Reciprocal Exchanges' ceding commission ratio was 0.6% for the nine months ended September 30, 2014.
Service and fee income. Service and fee income increased by $28.0 million, or 30.1%, from $93.1 million for the nine months ended September 30, 2013 to $121.1 million for the nine months ended September 30, 2014. The increase was primarily attributable to the increase of $14.6 million in service and fee income related to our A&H segment as a result of the A&H Expansion and the EHC Business and an increase of $13.4 million related to our P&C segment as a result of higher general agent fees and organic P&C segment growth.
The components of service and fee income are as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change
Installment fees	$22,021	$24,021	$(2,000)
Commission revenue	46,331	30,805	15,526
General agent fees	26,004	15,032	10,972
Late payment fees	8,633	8,299	334
Finance and processing fees	11,672	8,462	3,210
Other	6,425	6,434	(9)
Total	$121,086	$93,053	$28,033
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $445.8 million, or 143.8%, from $310.1 million for the nine months ended September 30, 2013 to $756.0 million for the nine months ended September 30, 2014, primarily reflecting the Quota Share Runoff as well as the Tower Reinsurance Agreements. The changes by segment were: P&C - increased $403.8 million and A&H -increased $42.0 million. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 65.6% for the nine months ended September 30, 2013 to 63.6% for the nine months ended September 30, 2014 primarily due to a lower loss ratio experienced with respect to business assumed under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net loss ratio was 63.6% for the nine months ended September 30, 2014. The Reciprocal Exchanges' net loss ratio was 80.0% for the nine months ended September 30, 2014.

Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $138.0 million, or 145.8%, from $94.7 million for the nine months ended September 30, 2013 to $232.7 million for the nine months ended September 30, 2014 primarily due to the Tower Reinsurance Agreements, Quota Share Runoff and A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $33.9 million, or 16.2%, from $209.5 million for the nine months ended September 30, 2013 to $243.4 million for the nine months ended September 30, 2014 primarily as a result of P&C segment organic growth and A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $209.8 million, or 152.5% from $137.6 million for the nine months ended September 30, 2013 to $347.4 million for the nine months ended September 30, 2014. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased to 29.2% in the nine months ended September 30, 2014 from 29.1% in the nine months ended September 30, 2013 primarily as a result of A&H Expansion expenses. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.2% for the nine months ended September 30, 2014. The Reciprocal Exchanges' net operating expense ratio was 30.3% for the nine months ended September 30, 2014.

Net investment income. Net investment income increased by $12.1 million, or 54.9%, from $22.1 million for the nine months ended September 30, 2013 to $34.2 million for the nine months ended September 30, 2014 primarily due to an increase in average invested assets as a result of our February 2014 common stock issuance, our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes and our June 2014 $55.0 million preferred stock issuance.
Net realized gains (losses) on investments. Net realized gains (losses) on investments decreased by $2.6 million from a $1.5 million gain for the nine months ended September 30, 2013 to a $1.1 million loss for the nine months ended September 30, 2014 due to the decision to sell more securities during the nine months ended September 30, 2013 than the number of securities in the same period of the current year.
Equity in losses of unconsolidated subsidiaries. Equity in losses of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $2.6 million, from $0.5 million in losses for the nine months ended September 30, 2013 to $3.1 million in losses for the nine months ended September 30, 2014, due to the change in fair market value of the life settlement contracts.
Interest expense. Interest expense for the nine months ended September 30, 2014 and 2013 was $7.8 million and $1.5 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes.
Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $5.4 million, or 43.5%, from $12.4 million for the nine months ended September 30, 2013, reflecting an effective tax rate of 26.2%, to $17.8 million for the nine months ended September 30, 2014, reflecting an effective tax rate of 16.1%. Income tax expense included a tax benefit of $16.7 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers.
NGHC, excluding the Reciprocal Exchanges, had income tax expense of $18.0 million for the nine months ended September 30, 2014, reflecting an effective tax rate of 16.2%.
The Reciprocal Exchanges had a pre-tax loss of $1.0 million for the nine months ended September 30, 2014. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of September 30, 2014 was $21.5 million.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Gross premium written	$469,873	$9,993	$479,866	$324,298
Ceded premiums	(63,174)	(2,788)	(65,962)	(174,511)
Net premium written	$406,699	$7,205	$413,904	$149,787
Change in unearned premiums	(4,453)	(513)	(4,966)	7,997
Net earned premium	$402,246	$6,692	$408,938	$157,784
Ceding Commission Income (primarily related parties)	668	37	705	23,518
Service and fee income	31,356	22	31,378	21,583
Underwriting expenses:			—
Loss and LAE	251,418	5,351	256,769	104,222
Acquisition costs and other underwriting costs	68,146	273	68,419	26,063
General and administrative	77,267	1,811	79,078	66,236
Total underwriting expenses	$396,831	$7,435	$404,266	$196,521
Underwriting income (loss)	$37,439	$(684)	$36,755	$6,364
Net loss ratio	62.5%	80.0%	62.8%	66.1%
Net operating expense ratio (non-GAAP)	28.2%	30.3%	28.2%	29.9%
Net combined ratio (non-GAAP)	90.7%	110.3%	91.0%	96.0%

	Three Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$396,831	$7,435	$404,266	$196,521
Less: Loss and loss adjustment expense	251,418	5,351	256,769	104,222
Less: Ceding Commission Income	668	37	705	23,518
Less: Service, Fees and Other Income	31,356	22	31,378	21,583
Net operating expense	$113,389	$2,025	$115,414	$47,198
Net earned premium	$402,246	$6,692	$408,938	$157,784
Net operating expense ratio (non-GAAP)	28.2%	30.3%	28.2%	29.9%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months Ended September 30,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Gross premium written	$1,484,344	$9,993	$1,494,337	$996,034
Ceded premiums	(191,551)	(2,788)	(194,339)	(543,218)
Net premium written	$1,292,793	$7,205	$1,299,998	$452,816
Change in unearned premiums	(201,705)	(513)	(202,218)	(4,816)
Net earned premium	$1,091,088	$6,692	$1,097,780	$448,000
Ceding Commission Income (primarily related parties)	7,595	37	7,632	73,509
Service and fee income	76,418	22	76,440	62,996
Underwriting expenses:
Loss and LAE	691,856	5,351	697,207	293,401
Acquisition costs and other underwriting costs	185,359	273	185,632	77,249
General and administrative	205,503	1,811	207,314	191,681
Total underwriting expenses	$1,082,718	$7,435	$1,090,153	$562,331
Underwriting income (loss)	$92,383	$(684)	$91,699	$22,174
Net loss ratio	63.4%	80.0%	63.5%	65.5%
Net operating expense ratio (non-GAAP)	28.1%	30.3%	28.1%	29.6%
Net combined ratio (non-GAAP)	91.5%	110.3%	91.6%	95.1%

	Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$1,082,718	$7,435	$1,090,153	$562,331
Less: Loss and loss adjustment expense	691,856	5,351	697,207	293,401
Less: Ceding Commission Income	7,595	37	7,632	73,509
Less: Service, Fees and Other Income	76,418	22	76,440	62,996
Net operating expense	$306,849	$2,025	$308,874	$132,425
Net earned premium	$1,091,088	$6,692	$1,097,780	$448,000
Net operating expense ratio (non-GAAP)	28.1%	30.3%	28.1%	29.6%

P&C Segment Results of Operations for the Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $155.6 million, or 48.0%, from $324.3 million for the three months ended September 30, 2013 to $479.9 million for the three months ended September 30, 2014 primarily as a result of the Tower Reinsurance Agreements and organic growth.

Net premium written. Net premium written increased by $264.1 million from $149.8 million for the three months ended September 30, 2013 to $413.9 million for the three months ended September 30, 2014 primarily due to the Tower Reinsurance Agreements, the Quota Share Runoff and organic growth.
Net earned premium. Net earned premium increased by $251.2 million, or 159.2%, from $157.8 million for the three months ended September 30, 2013 to $408.9 million for the three months ended September 30, 2014 primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff.
Ceding commission income. Our ceding commission income decreased by $22.8 million, or 97.0%, from $23.5 million for the three months ended September 30, 2013 to $0.7 million for the three months ended September 30, 2014 reflecting the Quota Share Runoff. Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 14.9% for the three months ended September 30, 2013 to 0.2% for the three months ended September 30, 2014. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.2% for the three months ended September 30, 2014. The Reciprocal Exchanges' ceding commission ratio was 0.6% for the three months ended September 30, 2014.
Service and fee income. Service and fee income increased by $9.8 million, or 45.4%, from $21.6 million for the three months ended September 30, 2013 to $31.4 million for the three months ended September 30, 2014 as a result of higher general agent fees and organic P&C segment growth.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $152.5 million, or 146.4%, from $104.2 million for the three months ended September 30, 2013 to $256.8 million for the three months ended September 30, 2014 primarily reflecting the Quota Share Runoff as well as the Tower Reinsurance Agreements. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 66.1% for the three months ended September 30, 2013 to 62.8% for the three months ended September 30, 2014 primarily due to a lower loss ratio experienced on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net loss ratio was 62.5% for the three months ended September 30, 2014. The Reciprocal Exchanges' net loss ratio was 80.0% for the three months ended September 30, 2014.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $42.4 million from $26.1 million for the three months ended September 30, 2013 to $68.4 million for the three months ended September 30, 2014. The increase was primarily due to the Tower Reinsurance Agreements and Quota Share Runoff.
General and administrative expense. General and administrative expense increased by $12.8 million, or 19.4%, from $66.2 million for the three months ended September 30, 2013 to $79.1 million for the three months ended September 30, 2014 primarily as a result of P&C segment organic growth.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $68.2 million, or 144.5%, from $47.2 million for the three months ended September 30, 2013 to $115.4 million for the three months ended September 30, 2014. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased from 29.9% for the three months ended September 30, 2013 to 28.2% for the three months ended September 30, 2014 primarily due to the lower expense ratio on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.2% for the three months ended September 30, 2014. The Reciprocal Exchanges' net operating expense ratio was 30.3% for the three months ended September 30, 2014.
Underwriting income. Underwriting income increased from $6.4 million for the three months ended September 30, 2013 to $36.8 million for the three months ended September 30, 2014 primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the three months ended September 30, 2014 decreased to 91.0% compared to 95.9% for the same period in 2013 primarily as the result of our lower net loss ratio and net operating expense ratio experienced on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the combined ratio was 90.7% for the three months ended September 30, 2014. The Reciprocal Exchanges' combined ratio was 110.3% for the period ended September 30, 2014.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $498.3 million, or 50.0%, from $996.0 million for the nine months ended September 30, 2013 to $1,494.3 million for the nine months ended September 30, 2014 primarily as a result of the Tower Reinsurance Agreements and organic growth.

Net premium written. Net premium written increased by $847.2 million from $452.8 million for the nine months ended September 30, 2013 to $1,300.0 million for the nine months ended September 30, 2014 primarily due to the Tower Reinsurance Agreements, the Quota Share Runoff and organic growth.
Net earned premium. Net earned premium increased by $649.8 million, or 145.0%, from $448.0 million for the nine months ended September 30, 2013 to $1,097.8 million for the nine months ended September 30, 2014 primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff.
Ceding commission income. Our ceding commission income decreased by $65.9 million, or 89.6%, from $73.5 million for the nine months ended September 30, 2013 to $7.6 million for the nine months ended September 30, 2014 reflecting the Quota Share Runoff. Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 16.4% for the nine months ended September 30, 2013 to 0.7% for the nine months ended September 30, 2014. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.7% for the nine months ended September 30, 2014. The Reciprocal Exchanges' ceding commission ratio was 0.6% for the nine months ended September 30, 2014.
Service and fee income. Service and fee income increased by $13.4 million, or 21.3%, from $63.0 million for the nine months ended September 30, 2013 to $76.4 million for the nine months ended September 30, 2014 as a result of higher general agent fees and organic P&C segment growth.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $403.8 million, or 137.6%, from $293.4 million for the nine months ended September 30, 2013 to $697.2 million for the nine months ended September 30, 2014 primarily reflecting the Quota Share Runoff as well as the Tower Reinsurance Agreements. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 65.5% for the nine months ended September 30, 2013 to 63.5% for the nine months ended September 30, 2014 primarily due to a lower loss ratio experienced on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net loss ratio was 63.4% for the nine months ended September 30, 2014. The Reciprocal Exchanges' net loss ratio was 80.0% for the nine months ended September 30, 2014.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $108.4 million from $77.2 million for the nine months ended September 30, 2013 to $185.6 million for the nine months ended September 30, 2014. The increase was primarily due to the Tower Reinsurance Agreements and Quota Share Runoff.
General and administrative expense. General and administrative expense increased by $15.6 million from $191.7 million for the nine months ended September 30, 2013 to $207.3 million for the nine months ended September 30, 2014 primarily as a result of P&C segment organic growth.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $176.4 million, or 133.2%, from $132.4 million for the nine months ended September 30, 2013 to $308.9 million for the nine months ended September 30, 2014. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased from 29.6% for the nine months ended September 30, 2013 to 28.1% for the nine months ended September 30, 2014 primarily due to the lower expense ratio on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.1% for the nine months ended September 30, 2013. The Reciprocal Exchanges' net operating expense ratio was 30.3% for the nine months ended September 30, 2013.
Underwriting income. Underwriting income increased from $22.2 million for the nine months ended September 30, 2013 to $91.7 million for the nine months ended September 30, 2014 primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the nine months ended September 30, 2014 decreased to 91.6% compared to 95.1% for the same period in 2013 primarily as the result of our lower net loss ratio and net operating expense ratio experienced on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the combined ratio was 91.5% for the nine months ended September 30, 2014. The Reciprocal Exchanges' combined ratio was 110.3% for the nine months ended September 30, 2014.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in Thousands)
Gross premium written	$17,729	$8,416	$117,873	$24,982
Ceded premiums	(63)	(80)	(260)	(155)
Net premium written	$17,666	$8,336	$117,613	$24,827
Change in unearned premiums	11,802	5	(27,669)	5
Net earned premium	$29,468	$8,341	$89,944	$24,832
Service and fee income	14,516	12,802	44,646	30,057
Underwriting expenses:
Loss and LAE	18,250	4,038	58,763	16,732
Acquisition costs and other underwriting costs	15,496	6,168	47,074	17,415
General and administrative	11,050	7,996	36,072	17,774
Total underwriting expenses	$44,796	$18,202	$141,909	$51,921
Underwriting income (loss)	$(812)	$2,941	$(7,319)	$2,968
Net loss ratio	61.9%	48.4%	65.3%	67.4%
Net operating expense ratio (non-GAAP)	40.8%	16.3%	42.8%	20.7%
Net combined ratio (non-GAAP)	102.7%	64.7%	108.1%	88.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013	2014	2013
	(Amounts in Thousands)
Total underwriting expenses	$44,796	$18,202	$141,909	$51,921
Less: Loss and loss adjustment expense	18,250	4,038	58,763	16,732
Less: Service, Fees and Other Income	14,516	12,802	44,646	30,057
Net operating expense	$12,030	$1,362	$38,500	$5,132
Net earned premium	$29,468	$8,341	$89,944	$24,832
Net operating expense ratio (non-GAAP)	40.8%	16.3%	42.8%	20.7%

A&H Segment Results of Operations for the Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $9.3 million, from $8.4 million for the three months ended September 30, 2013 to $17.7 million for the three months ended September 30, 2014 primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $9.3 million, from $8.3 million for the three months ended September 30, 2013 to $17.7 million for the three months ended September 30, 2014 primarily as a result of the EHC Business.
Net earned premium. Net earned premium increased by $21.1 million, from $8.3 million for the three months ended September 30, 2013 to $29.5 million for the three months ended September 30, 2014 primarily as a result of the EHC Business.
Service and fee income. Service and fee income increased by $1.7 million, or 13.4%, from $12.8 million for the three months ended September 30, 2013 to $14.5 million for the three months ended September 30, 2014 as a result of the A&H Expansion and the EHC Business.

Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $14.2 million, from $4.0 million for the three months ended September 30, 2013 to $18.3 million for the three months ended September 30, 2014. Our net loss ratio increased from 48.4% for the three months ended September 30, 2013 to 61.9% for the three months ended September 30, 2014. The loss ratio in the three months ended September 30, 2014 was higher due to increased premium volume in connection with the A&H Expansion.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $9.3 million from $6.2 million for the three months ended September 30, 2013 to $15.5 million for the three months ended September 30, 2014 primarily as a result of A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $3.1 million from $8.0 million for the three months ended September 30, 2013 to $11.1 million for the three months ended September 30, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $10.7 million from $1.4 million for the three months ended September 30, 2013 to $12.0 million for the three months ended September 30, 2014. The net operating expense ratio (non-GAAP) increased from 16.3% for the three months ended September 30, 2013 to 40.8% for the three months ended September 30, 2014 primarily as a result of the A&H Expansion expenses.
Underwriting income (loss). Underwriting income (loss) decreased from income of $2.9 million for the three months ended September 30, 2013 to a loss of $0.8 million for the three months ended September 30, 2014. The combined ratio for the three months ended September 30, 2014 increased to 102.7% compared to 64.7% for the same period in 2013. The combined ratio was higher due to the A&H Expansion.

A&H Segment - Results of Operations for the Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013 (Unaudited)

Gross premium written. Gross premium written increased by $92.9 million, from $25.0 million for the nine months ended September 30, 2013 to $117.9 million for the nine months ended September 30, 2014 primarily as a result of the EHC Business.
Net premium written. Net premium written increased by $92.8 million, from $24.8 million for the nine months ended September 30, 2013 to $117.6 million for the nine months ended September 30, 2014 primarily as a result of the EHC Business.
Net earned premium. Net earned premium increased by $65.1 million, from $24.8 million for the nine months ended September 30, 2013 to $89.9 million for the nine months ended September 30, 2014 primarily as a result of the EHC Business.
Service and fee income. Service and fee income increased by $14.6 million, or 48.5%, from $30.1 million for the nine months ended September 30, 2013 to $44.6 million for the nine months ended September 30, 2014 as a result of the EHC Business and the A&H Expansion.
Loss and loss adjustment expenses; net loss ratio. Loss and LAE increased by $42.0 million, from $16.7 million for the nine months ended September 30, 2013 to $58.8 million for the nine months ended September 30, 2014. Our net loss ratio decreased from 67.4% for the nine months ended September 30, 2013 to 65.3% for the nine months ended September 30, 2014. The loss ratio in the nine months ended September 30, 2014 was positively affected by the EHC Business in 2014.
Acquisition and other underwriting costs. Acquisition and other underwriting costs increased by $29.7 million from $17.4 million for the nine months ended September 30, 2013 to $47.1 million for the nine months ended September 30, 2014 primarily as a result of A&H Expansion expenses.
General and administrative expense. General and administrative expense increased by $18.3 million from $17.8 million for the nine months ended September 30, 2013 to $36.1 million for the nine months ended September 30, 2014 primarily as a result of A&H Expansion expenses.
Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $33.4 million from $5.1 million for the nine months ended September 30, 2013 to $38.5 million for the nine months ended September 30, 2014. The net operating expense ratio (non-GAAP) increased from 20.7% for the nine months ended September 30, 2013 to 42.8% for the nine months ended September 30, 2014 primarily as a result of the A&H Expansion expenses.
Underwriting income (loss). Underwriting loss increased from income of $3.0 million for the nine months ended September 30, 2013 to a loss of $7.3 million for the nine months ended September 30, 2014. The combined ratio for the nine months ended September 30, 2014 increased to 108.1% compared to 88.1% for the same period in 2013. The combined ratio was higher due to increased premium volume in connection with the A&H Expansion, partially offset by the positive effects of the EHC Business in 2014.

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
The annualized average yield on our investment portfolio was 3.55% and 3.62% for the nine months ended September 30, 2014 and 2013, respectively, and the average duration of the portfolio was 5.65 and 5.68 years as of September 30, 2014 and September 30, 2013, respectively.
The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

September 30, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(amounts in thousands)
Equity securities:
Common stock	$48,744	$22	$(87)	$48,679
Preferred stock	7,802	—	(326)	7,476
Fixed maturities:
U.S. Treasury	42,602	1,125	(12)	43,715
States and political subdivisions bonds	168,352	3,720	(571)	171,501
Residential mortgage-backed securities	476,705	6,829	(2,244)	481,290
Corporate bonds	836,511	32,133	(4,759)	863,885
Federal agency	1,210	—	—	1,210
Asset-backed other securities	5,458	—	—	5,458
Foreign government	6,214	—	(307)	5,907
Commercial mortgage-backed securities	81,539	653	—	82,192
Subtotal	$1,675,137	$44,482	$(8,306)	$1,711,313
Less: Securities pledged	100,177	1,614	(859)	100,932
Total	$1,574,960	$42,868	$(7,447)	$1,610,381
NGHC	$1,342,623	$42,868	$(7,447)	$1,378,044
Reciprocal Exchanges	232,337	—	—	232,337
Total	$1,574,960	$42,868	$(7,447)	$1,610,381

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(amounts in thousands)
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and Federal agencies	30,655	920	—	31,575
States and political subdivisions bonds	101,105	1,681	(3,202)	99,584
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Corporate bonds	477,442	21,397	(7,044)	491,795
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Subtotal	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total	$764,127	$24,250	$(15,501)	$772,876
The decrease in gross unrealized losses from $15.5 million at December 31, 2013 to $7.4 million at September 30, 2014 resulted from fluctuations in market interest rates.
The tables below summarize the credit quality of our fixed-maturity and preferred securities as of September 30, 2014 and December 31, 2013, as rated by Standard and Poor’s.

	NGHC			Reciprocal Exchanges
September 30, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$19,836	$20,949	1.5%	$22,766	$22,766	9.8%
AAA	395,605	401,141	28.0%	33,463	33,463	14.4%
AA, AA+, AA-	270,534	275,248	19.3%	31,659	31,659	13.6%
A, A+, A-	304,206	318,499	22.3%	68,378	68,378	29.4%
BBB, BBB+, BBB-	331,111	340,956	23.8%	48,535	48,535	20.9%
BB+ and lower	72,763	73,503	5.1%	27,537	27,537	11.9%
Total	$1,394,055	$1,430,296	100.0%	$232,338	$232,338	100.0%

December 31, 2013	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of September 30, 2014 and December 31, 2013.

September 30, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.0%	6.0%	26.0%	9.0%	2.0%	$384,069	44.0%
Industrials	—%	3.0%	9.0%	32.0%	6.0%	429,324	50.0%
Utilities/Other	—%	—%	3.0%	3.0%	—%	50,492	6.0%
Total	1.0%	9.0%	38.0%	44.0%	8.0%	$863,885	100.0%
NGHC	1.0%	9.0%	34.0%	39.0%	5.0%	$760,047	88.0%
Reciprocal Exchanges	—%	—%	4.0%	5.0%	3.0%	103,838	12.0%
Total	1.0%	9.0%	38.0%	44.0%	8.0%	$863,885	100.0%

December 31, 2013	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
Total	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100.0%
The cost or amortized cost and fair value of available-for-sale debt securities held as of September 30, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2014	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
(amounts in thousands)
Due in one year or less	$12,373	$12,455	$12,843	$12,843	$25,216	$25,298
Due after one year through five years	153,861	161,986	31,275	31,275	185,136	193,261
Due after five years through ten years	661,786	682,755	64,825	64,825	726,611	747,580
Due after ten years	77,327	79,480	40,599	40,599	117,926	120,079
Mortgage-backed securities	483,659	488,897	80,043	80,043	563,702	568,940
Total	$1,389,006	$1,425,573	$229,585	$229,585	$1,618,591	$1,655,158

Gross Unrealized Losses. The tables below summarize the gross unrealized losses of fixed-maturity and equity securities by the length of time the security had continuously been in an unrealized loss position as of September 30, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
September 30, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
			(amounts in thousands)
Common stock	$747	$(87)	22	$—	$—	—	$747	$(87)
Preferred stock	46	(1)	2	4,678	(325)	1	4,724	(326)
U.S. Government	3,319	(12)	5	—	—	—	3,319	(12)
States and political subdivisions	14,865	(108)	32	9,734	(463)	9	24,599	(571)
Residential Mortgage-backed	144,489	(2,187)	17	3,099	(57)	4	147,588	(2,244)
Foreign government	5,907	(307)	1	—	—	—	5,907	(307)
Corporate bonds	122,775	(2,697)	51	27,189	(2,062)	13	149,964	(4,759)
Total	$292,148	$(5,399)	130	$44,700	$(2,907)	27	$336,848	$(8,306)
NGHC	$292,148	$(5,399)	130	$44,700	$(2,907)	27	$336,848	$(8,306)
Reciprocal Exchanges	—	—	—	—	—	—	—	—
Total	$292,148	$(5,399)	130	$44,700	$(2,907)	27	$336,848	$(8,306)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
			(amounts in thousands)
Preferred stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Residential Mortgage-backed	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial Mortgage-backed	8,128	(51)	2	—	—	—	8,128	(51)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 157 and 77 securities at September 30, 2014 and December 31, 2013, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporary impairment (“OTTI”). Significant factors influencing our determination that none of the securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated insurance regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(amounts in thousands)
Restricted cash	$3,238	$1,155
Restricted investments - fixed maturities at fair value	57,530	42,092
Total restricted cash and investments	$60,768	$43,247

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of September 30, 2014, we had collateralized borrowing transaction principal outstanding of $95.4 million at interest rates between 3.00% and 3.50%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2014 was $0.1 million and $0.2 million, respectively. Interest expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2013 was $0.0 million and $0.2 million, respectively. We had approximately $100.9 million and $133.9 million of collateral pledged in support for these agreements as of September 30, 2014 and December 31, 2013, respectively.

Investment in Entities Holding Life Settlement Contracts
A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of AmTrust for the purpose of acquiring certain life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of AmTrust for the purpose of acquiring additional life settlement contracts. In the first quarter of 2013, we acquired a 50% interest in AMT Capital Holdings, S.A. (“AMTCH”), the other 50% of which is owned by AmTrust. Additionally, in December 2013, we formed AMT Capital Holdings II, S.A. ("AMTCH II") with AmTrust for the purpose of acquiring additional life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha, AMTCH and AMTCH II (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third-party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.
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
As of September 30, 2014, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $283.2 million, with our proportionate interest being $141.6 million. Total capital contributions of approximately $33.4 million and $29.8 million were made to the LSC Entities during the nine months ended September 30, 2014 and 2013, respectively, for which we contributed approximately $16.7 million and $15.7 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.
As of September 30, 2014, the face value amounts of the 282 life insurance policies disclosed in the table below was approximately $1.8 billion. As of September 30, 2014, the LSC Entities owned no premium finance loans.
The following table describes details of our investment in LSC Entities as of September 30, 2014. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
September 30, 2014
0 – 1	—	$—	$—
1 – 2	3	18,234	25,000
2 – 3	8	43,193	70,500
3 – 4	3	5,684	12,500
4 – 5	9	17,704	56,000
Thereafter	259	198,385	1,639,209
Total	282	$283,200	$1,803,209

(1)
The LSC Entities determined the fair value as of September 30, 2014 based on 226 policies out of 282 policies, as the LSC Entities assigned no value to 56 of the policies as of September 30, 2014. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For these contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2014.

September 30, 2014
Number of policies with a negative value from discounted cash flow model as of period end	56
Premiums paid for the preceding twelve month period for period ended	$5,125
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2014, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2014	$42,790
2015	47,738
2016	61,273
2017	41,266
2018	41,074
Thereafter	567,317
$801,458

For additional information about the fair value of the life settlement contracts, see Note 6, "Equity Investments in Unconsolidated Subsidiaries". For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources
We are organized as a holding company with fifteen domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share Agreement, the Cut-Through Reinsurance Agreement and the Tower Transactions, we have raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months.
We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the second quarter of 2014, we closed the sale of $250.0 million aggregate principal amount of our 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. A portion of the net proceeds from the issuance was used to pay off the outstanding balance on our previous credit agreement of approximately $59.2 million and our loans payable to ACP Re, an affiliated company, of approximately $18.7 million and the remaining net proceeds from the issuance were used (i) to lend ACP Re $125 million in connection with its acquisition of Tower Group International, Ltd. and (ii) for general corporate purposes. In addition, during the second quarter of 2014, we entered into a $135.0 million credit agreement under which we had borrowed $0.0 million as of September 30, 2014. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. Also during the second quarter of 2014, we issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock. The net proceeds we received from the issuance was approximately $53.2 million, after deducting the issuance expenses payable by us. See "6.75% Notes due 2024", Preferred Stock" and "Revolving Credit Agreements" below.
Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $165.0 million and $61.1 million as of September 30, 2014 and December 31, 2013, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2014 and 2013, there were $1.0 million and $0.0 million, respectively, of dividends and return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.
We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $572.9 million and $317.7 million in the nine months ended September 30, 2014 and 2013, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,116.7 million at December 31, 2013 to $1,983.1 million at September 30, 2014. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.
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

During the nine months ended September 30, 2014, Management Corp. was paid approximately $20.4 million in management fees.
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
The following table is a summary of our statement of cash flows:

(amounts in thousands)	Nine Months Ended September 30,
	2014	2013
Cash and Cash equivalents provided by (used in):
Operating activities	$314,205	$29,940
Investing activities	(650,220)	(130,056)
Financing activities	380,333	95,989
Net Increase (decrease) in Cash and Cash Equivalents	$44,318	$(4,127)

Comparison of the Nine Months Ended September 30, 2014 and 2013

Net cash provided by operating activities was approximately $314.2 million for the nine months ended September 30, 2014, compared with $29.9 million provided by operating activities for the same period in 2013. For the nine months ended September 30, 2014, net cash provided by operating activities increased $284.3 million from the comparable period in 2013, primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff.
Net cash used in investing activities was $650.2 million for the nine months ended September 30, 2014, compared with net cash used in investing activities of $130.1 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net cash used in investing activities increased primarily due to an increase of $340.6 million in the purchases of fixed maturity investments, an increase of $125.4 million related to a loan made to ACP Re under the ACP Re Credit Agreement, an increase of $79.4 million in the purchases of short term investments, an increase of $31.9 million in the purchases of equity securities and an increase of $14.3 million in cash used for acquisitions, partially offset by an increase of $47.4 million in the proceeds from the sale of fixed maturity investments and an $11.9 million increase in the proceeds from the sale of short-term investments.
Net cash provided by financing activities was $380.3 million for the nine months ended September 30, 2014, compared with net cash provided by financing activities of $96.0 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, cash provided by financing activities increased versus the comparable period in 2013 primarily due to: (i) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (ii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, partially offset by a lower amount of proceeds from the issuance of common stock in 2014 as compared to 2013.

Consolidating Balance Sheet Information
The following table presents the consolidating balance sheet as of September 30, 2014 (amounts in thousands):

	September 30, 2014
	NGHC	Reciprocal Exchanges	Total
ASSETS	(unaudited)
Investments:
Fixed maturities, available-for-sale, at fair value	$1,324,641	$229,585	$1,554,226
Equity securities, available-for-sale, at fair value	53,403	2,752	56,155
Short-term investments	—	2,901	2,901
Equity investment in unconsolidated subsidiaries	146,650	—	146,650
Other investments	4,095	—	4,095
Securities pledged	100,932	—	100,932
Total investments	1,629,721	235,238	1,864,959
Cash and cash equivalents	117,695	446	118,141
Accrued investment income	11,813	1,975	13,788
Premiums and other receivables, net	685,114	72,263	757,377
Deferred acquisition costs	111,791	—	111,791
Reinsurance recoverable on unpaid losses	891,909	19,137	911,046
Prepaid reinsurance premiums	72,288	28,012	100,300
Notes receivable from related party	125,364	—	125,364
Due from affiliate	7,008	—	7,008
Income tax receivable	—	1,030	1,030
Premises and equipment, net	29,346	—	29,346
Intangible assets, net	230,460	13,508	243,968
Goodwill	97,711	—	97,711
Prepaid and other assets	14,539	123	14,662
Total assets	$4,024,759	$371,732	$4,396,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,413,726	$100,282	$1,514,008
Unearned premiums	744,843	116,145	860,988
Unearned service contract and other revenue	8,949	—	8,949
Reinsurance payable	95,425	7,940	103,365
Accounts payable and accrued expenses	243,976	19,822	263,798
Due to affiliate	—	17,808	17,808
Securities sold under agreements to repurchase, at contract value	95,362	—	95,362
Deferred tax liability	48,691	24,046	72,737
Income tax payable	19,604	—	19,604
Notes payable	255,622	44,600	300,222
Other liabilities	47,236	4,506	51,742
Total liabilities	2,973,434	335,149	3,308,583
Stockholders’ equity:
Common stock	934	—	934
Preferred stock	55,000	—	55,000
Additional paid-in capital	690,908	—	690,908
Accumulated other comprehensive income	20,873	—	20,873
Retained earnings	283,541	—	283,541
Total National General Holdings Corp. Stockholders' Equity	1,051,256	—	1,051,256
Non-controlling interest	69	36,583	36,652
Total stockholders’ equity	1,051,325	36,583	1,087,908
Total liabilities and stockholders' equity	$4,024,759	$371,732	$4,396,491

Other Material Changes in Financial Position

(amounts in thousands)	September 30, 2014	December 31, 2013
Selected Assets:
Premiums receivable, net	$757,377	$449,252
Goodwill and Intangible assets	$341,679	$156,915
Selected Liabilities:
Loss and loss expense reserves	$1,514,008	$1,259,241
Unearned premium	$860,988	$476,232
Ceded reinsurance premium payable	$103,365	$93,534
Accounts Payable and accrued expenses	$263,798	$91,143
Deferred income taxes and income taxes payable	$92,341	$26,463
During the nine months ended September 30, 2014, premiums receivable, net increased $308.1 million from December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, the EHC Reinsurance Agreement, Personal Express and Imperial acquisitions and the Quota Share Runoff. Goodwill and intangible assets increased $184.8 million compared to December 31, 2013 due to the acquisitions of Anticimex Reinsurance S.A., Personal Express, Imperial Fire & Casualty and the management companies for the Reciprocal Exchanges. Loss and loss expense reserves increased $254.8 million compared to December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, the EHC Reinsurance Agreement, Imperial and the Quota Share Runoff. Unearned premium increased $384.8 million compared to December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement, EHC Reinsurance, Personal Express, Imperial and Quota Share Runoff. Accounts payable and accrued expenses increased $172.7 million compared to December 31, 2013 primarily due to the Tower Cut-Through Reinsurance Agreement and the EHC Reinsurance Agreement. Deferred income taxes and income taxes payable increased $65.9 million primarily due to the acquisition of Anticimex Reinsurance SA and the corresponding deferred tax liability associated with the acquired equalization reserves, and the acquisition of the management companies, as well as the increase in taxable income year over year. Ceded reinsurance premium payable increased $9.8 million primarily due to the Quota Share Runoff. All other balances remained within the expected range.
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

As of July 1, 2014, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The program provides a total of $190 million in coverage in excess of a $10 million retention, with one reinstatement.
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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. The Company was in compliance with all covenants contained in the Indenture as of September 30, 2014.

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

Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2014 was $4.3 million and $6.0 million, respectively.

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

Revolving Credit Agreements

During the first quarter of 2013, we entered into a credit agreement to establish a secured $90.0 million line of credit with JPMorgan Chase Bank, N.A. Interest payments were required to be paid monthly on any unpaid principal and bore interest at a rate of LIBOR plus 250 basis points. The credit agreement had a maturity date of February 20, 2016. The outstanding balance on the line of credit of $59.2 million was repaid and the credit facility was terminated in the second quarter of 2014 in connection with the issuance of the 6.75% Notes.
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
Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of September 30, 2014).
As of September 30, 2014, there was no outstanding balance on the line of credit. Interest expense for our existing and repaid lines of credit for the three and nine months ended September 30, 2014 was $0.0 million and $1.2 million, respectively. Interest expense for our existing and repaid lines of credit for the three and nine months ended September 30, 2013 was $0.4 million and $0.8 million, respectively.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2014.

Imperial-related Debt

In connection with the Imperial transaction, we assumed $3.5 million in principal amount of Senior Notes due 2034 ("Imperial-related Notes") previously issued by Imperial Management Corporation. The notes bore interest at an annual rate equal to LIBOR plus 3.95%, payable quarterly. The notes were redeemed by us at a redemption price equal to 100% of their principal amount plus accrued interest on September 15, 2014. Interest expense on the Imperial-related Notes for the three and nine months ended September 30, 2014 was $0 million and $0 million, respectively. In addition, Imperial Fire and Casualty Insurance Company is the issuer of $5.0 million principal amount of Imperial Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2014 was $0 million and $0 million, respectively. (See Note 7, "Acquisitions and Disposals" to our condensed consolidated financial statements).

Reciprocal Exchanges' Surplus Notes

ACP Re, a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the period ended September 30, 2014 was $0.3 million. (See Note 10, "Debt" to our condensed consolidated financial statements).

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value
We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed-income securities. As of September 30, 2014, we had collateralized borrowing transaction principal outstanding of $95.4 million at interest rates of 3.00% and 3.50%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2014 was $0.1 million and $0.2 million, respectively. Interest expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2013 was $0.0 million and $0.2 million, respectively. We had approximately $100.9 million and $133.9 million of collateral pledged in support for these agreements as of September 30, 2014 and December 31, 2013, respectively.

Deferred Purchase Obligation

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

Interest Rate Risk.  We had fixed maturity securities and preferred stock with a fair value of $1,662.6 million and an amortized cost of $1,626.4 million as of September 30, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of September 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $7.5 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect that such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of September 30, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,474,746	$(180,412)	(10.9)%
100 basis point increase	1,562,469	(92,689)	(5.6)
No change	1,655,158	—	—
100 basis point decrease	1,754,467	99,309	6.0
200 basis point decrease	1,862,053	206,895	12.5

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $300.2 million of debt instruments of which $250.6 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to either to LIBOR or the Prime Interest Rate, would affect our earnings and cash flows by $0.5 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off Balance Sheet Risk.   As of September 30, 2014 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies. We believe that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

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

10.1
Amended and Restated Personal Lines Master Agreement, dated as of July 23, 2014, by and between ACP Re Ltd. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014).

10.2
Credit Agreement, dated September 15, 2014, among the Company as Administrative Agent, ACP Re Ltd. and London Acquisition Company Limited as Borrowers, ACP Re Holdings, LLC as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd. as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2014).

10.3
Personal Lines Quota Share Reinsurance Agreement, dated as of September 15, 2014, by and among Tower Insurance Company of New York, CastlePoint National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 17, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2014 and 2013; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
November 12, 2014
	By:	/s/ Michael Karfunkel
Name: Michael Karfunkel Title: Chairman, President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer