Form 10-K
period 2014-12-31
National General Holdings Corp.
filed 2015-03-09
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to
Commission File Number: 001-36311

NATIONAL GENERAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1046208
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 38th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 380-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2014, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $619,046,447.
As of March 4, 2015, the number of common shares of the registrant outstanding was 93,470,486.
Documents incorporated by reference: Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Ltd., Maiden Holdings, Ltd., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, "Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Business Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and commercial automobile, supplemental health, homeowners and umbrella and other niche products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising out of auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and contents from a variety of perils, as well as coverage for personal liability. We offer our property and casualty ("P&C") insurance products through a network of approximately 19,000 independent agents, a number of affinity partners and through direct-response marketing programs. We have approximately one and a half million P&C policyholders.

We launched our accident and health (“A&H”) business in 2012 to provide accident and non-major medical health insurance products targeting our existing P&C policyholders and the anticipated emerging market of employed persons who are uninsured or underinsured. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 4,300 independent agents, direct-to-consumer marketing, wholesaling and worksite marketing.

We are licensed to operate in 50 states and the District of Columbia, but focus on underserved niche markets. Approximately 84% of our P&C premium written is originated in eleven core states: New York, North Carolina, California, Michigan, New Jersey, Florida, Connecticut, Texas, Louisiana, Virginia and Massachusetts.

For the years ended December 31, 2014, 2013 and 2012, our gross premium written was $2,135 million, $1,339 million and $1,352 million, net premium written was $1,870 million, $679 million and $632 million and total consolidated revenues were $1,862 million, $932 million and $808 million, respectively.

Our company (formerly known as American Capital Acquisition Corporation) was formed in 2009 to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC,” now known as Ally Financial), which operations date back to 1939. We acquired this business on March 1, 2010.

Our wholly-owned subsidiaries include fifteen regulated domestic insurance companies, of which fourteen write primarily P&C insurance and one writes solely A&H insurance. Our insurance subsidiaries have been assigned an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”).

Two of our wholly-owned subsidiaries that we acquired on September 15, 2014 are management companies that act as attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges”). We do not own the Reciprocal Exchanges but manage their business operations through our wholly-owned management companies.

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty (“P&C”) - Our P&C segment operates its business through two primary distribution channels: agency and affinity. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 19,000 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S.

•
Accident and Health (“A&H”) - Our A&H segment was formed in 2012 to provide accident and non-major medical health insurance products targeting our existing insureds and the anticipated emerging market of uninsured or underinsured employees. Through a number of recent acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency, National Health Insurance Company, a life and health insurance carrier established in 1979, and Euro Accident Health & Care Insurance Aktiebolag (“EuroAccident”), our European group life and health insurance managing general agent, we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers.

For our gross premium written and net income attributable to NGHC by segment, see Note 26, "Segment Information" in the notes to our consolidated financial statements.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the country and have a significant market presence in our eleven largest states of New York, North Carolina, California, Michigan, New Jersey, Florida, Connecticut, Texas, Louisiana, Virginia and Massachusetts.

Relationships with our Independent Agents. We have built a strong network of approximately 19,000 insurance agents and brokers, many of whom are loyal, highly motivated and productive agents, by providing competitive compensation, a user-friendly technology platform and superior service for our core markets. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Before being employed in our agency customer service call center, our representatives must pass a rigorous selection and training program to ensure that they understand the independent agency and brokerage business and can provide outstanding service. We believe that the strong relationships we have developed with our agents and brokers over time is a testament to the value proposition we provide to our producers and policyholders. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is central to the long-term success of our agency channel. We have also developed an innovative program for select agents, known as our agent captive program, which allows select agents to participate in the underwriting profits on business they produce. We believe this program encourages the participants to produce more profitable business and increases their loyalty to us.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2014, in North Carolina, we generated $378.5 million of gross premium written.

The North Carolina nonstandard auto insurance market is serviced by a small number of carriers with most liability insurance ceded to the state-controlled North Carolina Reinsurance Facility, the NCRF. We are not subject to any underwriting risk on the NCRF business written because losses are incurred by the NCRF. As a servicing carrier to the state facility, we receive a ceding commission from the NCRF to help offset operating expenses for providing the coverage to North Carolina residents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”

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

A primary focus of our affinity channel is providing recreational vehicle, or RV, coverage, of which we are one of the largest writers in the U.S. Pursuant to a marketing agreement with our affinity partner Good Sam Enterprises, LLC and its affiliates ("Good Sam"), Good Sam has agreed to operate an insurance program through which Good Sam Club members and Camping World customers may purchase insurance and insurance products, and we have the right to market white-labeled P&C insurance products under the Good Sam name to such members and customers on an exclusive basis, with a focus on RV insurance. This agreement was entered into effective January 1, 2012, and has a 20 year term. We pay marketing fees to Good Sam for access to its insurance program based on a percentage of business produced, which fees range from the low single digits to the low double digits for the various products sold through this program. In the event of a material breach of contract that remains uncured 30 days after notice thereof, the agreement is terminable by the non-breaching party. In 2014, we had net premium written of $149.5 million under this agreement.

We maintain a diversified base of affinity relationships. Our affinity relationships are generally long-term in nature. Our top ten affinity relationships based on net earned premium have been in place for over ten years and are characterized by a mutual desire to deliver a high quality insurance product to the buyer. It has been our experience that termination of affinity partner relationships is infrequent because we generally own the renewal rights to the relationship business and a terminating affinity partner would lose its rights to promotion fees and commissions on the underlying policies following termination.

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

Product Overview

In our P&C segment, we operate in niche businesses and offer a broad range of products employing multiple channels of distribution. Through our agency channel, we primarily sell nonstandard automobile insurance through independent agents and brokers and also offer standard and preferred auto, motorcycle, commercial vehicle, homeowners and umbrella products. Through our affinity channel, we primarily underwrite and market standard and preferred auto and RV insurance.

•
Standard and preferred automobile insurance. These policies provide coverage designed for drivers with greater financial resources and a less risky driving and claims history and are renewed with greater frequency than nonstandard policies.

•
Nonstandard automobile insurance. These policies provide coverage for liability and physical damage and are designed for drivers who represent a higher-than-normal level of risk as a result of factors such as their driving record, limited driving experience and claims history. Because these individuals often have limited financial resources and a greater tendency to miss payments or to make late payments, their premiums are generally higher than those for drivers who qualify for standard or preferred coverage. A significant part of our profits from these policies results from fees paid by our customers, which include origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. For the year ended December 31, 2014, our P&C segment generated $110.1 million in revenue from policy service fees.

•
Homeowners insurance. Our homeowners policies are generally multiple-peril policies, providing property and liability coverages for one- and two-family, owner-occupied residences. We also provide additional coverage to the homeowner for personal umbrella.

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

Geographic Distribution

We are licensed to operate in 50 states and the District of Columbia. We believe that our geographic and product mix creates limited exposure to catastrophic events. For the year ended December 31, 2014 our top eleven states represented 83.6% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written for the years ended December 31, 2014, 2013 and 2012:

(amounts in thousands)	Year Ended December 31,
	2014		2013		2012
New York	$406,445	20.4%	$180,663	13.8%	$182,200	13.6%
North Carolina	378,475	19.0%	352,556	27.0%	339,826	25.3%
California	306,292	15.4%	178,317	13.7%	177,513	13.2%
Michigan	101,353	5.1%	85,931	6.6%	72,635	5.4%
New Jersey	93,460	4.7%	863	0.1%	1,869	0.1%
Florida	85,017	4.3%	95,573	7.3%	120,705	9.0%
Connecticut	66,455	3.3%	1,771	0.1%	1,968	0.1%
Texas	62,180	3.1%	31,943	2.4%	36,577	2.7%
Louisiana	60,838	3.0%	12,929	1.0%	12,646	0.9%
Virginia	58,480	2.9%	83,850	6.4%	73,784	5.5%
Massachusetts	47,753	2.4%	—	—%	—	—%
Other States	327,960	16.4%	280,858	21.6%	323,935	24.2%
Total	$1,994,708	100.0%	$1,305,254	100.0%	$1,343,658	100.0%

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

To assist us in profitably underwriting our P&C products, our predictive analytics team has developed our RAD 5.0 underwriting pricing tool. The RAD 5.0 underwriting pricing tool offers significant advantages over our current pricing tools by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We expect the RAD 5.0 underwriting pricing tool will facilitate better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. We believe that RAD 5.0 provides us with a competitive advantage for pricing our products relative to other auto insurers of our size.

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

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment 24 hours later to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $75,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount claim exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2014, our Claims department includes approximately 1,300 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we have established several mechanisms designed to maintain and improve our level of claim handling performance.

Competition

The property and casualty insurance market in the United State is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, The Travelers Companies, Inc., The Hanover Insurance Group, Inc., Selective Insurance Group, Inc., State Farm Mutual Automobile

Insurance Company, Farmers Insurance Group and GEICO, but also from nonstandard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation and Direct General Corporation and independent agents that operate in a specific region or single state in which we operate.

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

P&C Acquisitions

Since we acquired our P&C insurance business in 2010, we have entered into a renewal rights transaction and have made several acquisitions. These additional operations have increased our presence in our target markets and broadened our distribution capabilities.

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

•
On April 1, 2014, we purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust Financial Services, Inc. (“AmTrust”). The purchase price was approximately $21.5 million, subject to certain adjustments.

•
On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20.0 million. In connection with the Imperial transaction, we assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 15, "Debt" in the notes to our consolidated financial statements).

•
In July 2014, we reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina, which is also licensed as a surplus lines carrier in over 30 states, from ACP Re for a purchase price equal to AAIC’s capital and surplus of approximately $17.3 million. After initially acquiring AAIC in September 2011, we then sold AAIC to ACP Re in 2012, at which time we had continued to reinsure 100% of its existing and renewal private passenger auto insurance.

•
On September 15, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel GRAT”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re Ltd. ("ACP Re") and Tower. In connection with the Merger, we acquired two management companies from ACP Re for $7.5 million. The management companies are the attorneys-in-fact for the Reciprocal Exchanges. We also agreed to pay ACP Re contingent consideration in the form of a three year earn-out of 3% of the gross premium written of the Tower personal lines business written or assumed by us following the merger, capped at $30.0 million over the three year period. We estimated the fair value of the Contingent Payments to be approximately $26.1 million at the acquisition date.

A&H Segment

Established in 2012, our A&H segment provides supplemental accident and health insurance products. The key to our overall strategy revolves around distribution. We have multiple ways to reach the consumer through established channels including:

•	directly to the consumer through our in-house general agency;

•	to independent agents through our in-house general agency;

•	wholesaling through other general agents and Managing General Underwriters (MGUs): and

•	through employers in the worksite.

We believe that our distribution is unique because it is not driven by “company stores” - outlets that only sell products underwritten by us. In the markets where we choose not to underwrite, such as traditional individual major medical, we still sell these products on behalf of third party carriers. This means that we can match the consumer to the product that the consumer needs, whether it’s a product underwritten by us or a third party carrier. This one stop shopping element makes our distribution outlets attractive for both consumers and agents and allows us to promote our supplemental/ancillary products in a single sale environment.

Our product focus in our A&H segment is offering solutions not covered by the Patient Protection and Affordable Care Act ("PPACA"), as well as economical and quality alternatives to the traditional group and individual insurance markets. PPACA has created more access for the consumer by mandating individual coverage, eliminating underwriting barriers and providing subsidies. Consumers are now compelled to purchase coverage. While individuals or groups who traditionally may have had issues in obtaining coverage will benefit, a significant portion of the market will still have challenges in obtaining health insurance that balances depth of coverage with affordability. Because of our far-reaching distribution capability and focused product portfolio, we believe we are uniquely positioned to offer value to our consumers.

Our products fall into three broad categories: (1) supplemental/ancillary healthcare policies that mitigate exposure to high out-of-pocket costs with some major medical policies; (2) specialty accident policies and short term individual major medical policies specifically not regulated by PPACA that help a consumer obtain affordable healthcare as a bridge to more traditional forms of insurance; and (3) self-insurance programs for small employers to assist employers who find self-insurance to be a more cost effective solution to the group healthcare needs.

A&H Acquisitions

Principally through the following acquisitions that we recently completed in our A&H segment, we have built a platform to market our and other carriers’ A&H products. This platform consists of the following operations:

•
In November 2012, we acquired National Health Insurance Company (“NHIC”), a Texas-domiciled life and health insurer currently licensed in 48 states and the District of Columbia to write our A&H risks. NHIC was established as a life and health insurer in 1979. We have filed and are in the process of receiving approvals for a significant number of our target A&H insurance products for individuals and groups, which include life, accident, limited medical/hospital indemnity, short term disability, short term recovery care, short-term medical, cancer/critical illness, and stop loss.

•
In February 2012, we acquired VelaPoint, LLC, a general agency that operates a call center with approximately 200 licensed agents selling a full range of supplemental medical insurance products, as well as individual major medical policies underwritten through a wide range of third-party insurance companies. For the year ended December 31, 2014, VelaPoint produced approximately $130 million in premium on behalf of third parties. We expect a significant percentage of VelaPoint’s sales of supplemental health products will transition to be written by NHIC.

•
In February 2012, we acquired America’s HealthCare Plan (“AHCP”), a managing general agent/program manager. AHCP works with over 4,300 independent agents and general agents across the country to provide an array of insurance products, including those offered by third-party insurers, and will serve as a significant method of distribution for NHIC’s products.

•
In September 2012, we acquired from the Coca-Cola Bottlers’ Association a health insurance administration company that administers specialty self-insurance arrangements, offering ERISA qualified self-insured plans to employers in affinity associations or trade groups and selling medical stop loss coverage to employers through captive insurers (collectively, the “TABS” companies). We have subsequently expanded our distribution beyond the initial affinities and now also market using NHIC products.

•	In January 2013, we assumed 100% of an in-force book of A&H business from an affiliate of AmTrust. This business also focuses on smaller group stop loss programs.

•
In April 2013, we acquired EuroAccident, a European group life and health insurance managing general agent. The agency distributes life and health insurance to groups as well as individuals. Distribution predominantly takes place through broker channels and affinity partners. For the year ended December 31, 2014, EuroAccident produced approximately $99 million in premium on behalf of third parties. Commencing January 1, 2014, our European insurance subsidiary began reinsuring all business placed by EHC (the "EHC Business"). Commencing April 1, 2014, all new and renewal policies placed by EHC are underwritten by our European insurance subsidiaries.

A&H Product Overview

We focus on products that will be sold outside of the PPACA framework to the emerging uninsured or underinsured individual and group worksite markets, who we expect will consist largely of people with incomes above the level that qualify for government subsidies. This emerging market includes groups and individuals who are seeing their out-of-pocket health insurance costs rise under PPACA, and part-time employees and full-time employees who work for employers with fewer than 50 employees. Our products include products packaged with other coverages or services to enhance the overall value proposition to the consumer, as well as standalone products either purchased alone or as a supplement to major medical coverage. Target products for groups (through employers) and individuals include:

•
Accident/AD&D. This coverage pays a stated benefit to the insured or his/her beneficiary in the event of bodily injury or death due to accidental means (other than natural causes). For our targeted young and uninsured population, accident policies can provide basic insurance protection for those without coverage. These policies also serve as supplemental policies underneath high deductible major medical plans.

•
Hospital Indemnity. These plans serve as supplements to high deductible plans, helping mitigate high catastrophic individual out of pocket expenses. They can also be sold as standalone programs to groups, offering basic insurance for those that cannot afford or do not wish to pay for more expensive major medical coverage.

•	Short Term Recovery Care. These plans are designed to provide short term coverage post discharge from acute care/rehab center to the nursing home setting.

•	Short-Term Medical. These plans offer comprehensive coverage to individuals for a prescribed short duration, generally six months, but can be up to a year.

•
Cancer/Critical Illness. Critical illness policies can provide coverage for many costs that are not covered by traditional health insurance. This coverage can be sold on a guarantee and simplified issue (health questionnaire) basis either as a standalone product or packaged with other products.

•
Stop Loss. We expect that increases in health insurance costs will cause an increase in the number of employers offering self-insured plans. NHIC offers a wide array of stop loss programs for small and large employers, as permitted by state law. We also package our non-major medical coverages with stop loss programs.

•	Dental/Vision. These policies provide basic dental or vision coverage and can be sold on a stand-alone basis or packaged with other products. They are frequently matched with discount plans.

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

Loss Reserves

We record loss reserves for estimated losses under the insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances.

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

Incurred but not reported ("IBNR") reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported, some of which are not yet known to the insured, as well as a provision for future development on reported claims.

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

Our internal actuarial analysis of the historical data provides the factors we use in our actuarial analysis in estimating our loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. We generally use a combination of actuarial factors and subjective assumptions in the development of up to seven of the following actuarial methodologies:

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

For each method, losses are projected to the ultimate amount to be paid. We then analyze the results and may emphasize or deemphasize some or all of the outcomes to reflect actuarial judgment regarding their reasonableness in relation to supplementary information and operational and industry changes. These outcomes are then aggregated to produce a single selected point estimate that is the basis for the internal actuary’s point estimate for loss reserves.

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

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2014, 2013 and 2012 and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2014 should develop similarly to losses incurred in 2013 and prior years. Thus, if for example, the Net Loss Ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the Net Loss Ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

The reserve range below provides a sensitivity analysis regarding a range of reserve estimates considered to be reasonable based on current information and normal variations in actual losses and assumptions. This range was developed based on actuarial judgment of the potential variance in key loss reserve factors which influence ultimate frequency and severity that can cause favorable or unfavorable development in loss reserves. However, due to the inherent uncertainty involved with projecting future loss events, the reserve range does not include all possible outcomes, and our actual liabilities may differ significantly from our original reserve estimates. Our analysis does not anticipate any extraordinary changes in the legal, social or economic environments that could affect the ultimate outcome of claims, or the emergence of claims from causes not currently recognized in the historical data. Such extraordinary changes or claim emergence may impact the level of required reserves in ways that are not presently quantifiable. Thus, while we believe our reserve estimates are reasonable given the information currently available, it must be recognized that actual emergence of losses could deviate, perhaps significantly, from our estimates and the amounts recorded by us.

As of December 31, 2014, 2013 and 2012, our reserves, net of reinsurance recoverables, were $650.4 million, $308.4 million and $295.1 million, respectively. In calendar year 2014, unpaid loss reserves increased by $341.9 million, or 110.9% of the $308.4 million beginning net loss and LAE reserves at December 31, 2013, primarily due to growth caused by the Tower Cut-Through Reinsurance Agreement, the EHC Reinsurance Agreement, Imperial and the Quota Share Runoff which increased net retained reserve liabilities. In calendar year 2013, unpaid loss reserves increased by $13.3 million, or 4.5% of the $295.1 million beginning net loss and LAE reserves at December 31, 2012.

There were no significant changes in the methodologies or key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2012, 2013 and 2014. Irrespective of whether the exposure type was underwritten during the entire three year period, our estimation methodologies and approaches to establishing key assumptions are reasonably consistent from year to year for any given line of business.

	Net Loss Reserves evaluated as of December 31, 2014 (amounts in thousands)
	Range of Net Reserve Estimates
	Low	Carried	High
NGHC	$517,789	$562,090	$596,446
Reciprocal Exchanges	81,645	88,265	97,091
Total	$599,434	$650,355	$693,537

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately $43.2 million or decreased net reserves by approximately $50.9 million, at December 31, 2014. The increase would have reduced net income and stockholders’ equity by approximately $28.1 million. The decrease would have increased net income and stockholders equity by approximately $33.1 million. A change in our reserves for net losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2014, 2013, and 2012, reflecting changes in losses incurred and paid losses:

(amounts in thousands)	Years Ended December 31,
	2014			2013	2012
	NGHC	Reciprocal Exchanges	Total	Total	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of year	$1,259,241	$—	$1,259,241	$1,286,533	$1,218,412
Less: Reinsurance recoverables at beginning of year	(950,828)	—	(950,828)	(991,447)	(920,719)
Net balance at beginning of year	308,413	—	308,413	295,086	297,693
Incurred losses and LAE related to:
Current year	1,008,406	25,382	1,033,788	456,039	401,388
Prior year	17,941	1,336	19,277	6,085	1,298
Total incurred	1,026,347	26,718	1,053,065	462,124	402,686
Paid losses and LAE related to:
Current year	(645,826)	(20,715)	(666,541)	(265,907)	(279,178)
Prior year	(187,010)	(12,429)	(199,439)	(182,890)	(136,426)
Total paid	(832,836)	(33,144)	(865,980)	(448,797)	(415,604)
Acquired outstanding loss and loss adjustment reserve	66,066	94,691	160,757	—	10,311
Effect of foreign exchange rates	(5,900)	—	(5,900)	—	—
Net balance at end of year	562,090	88,265	650,355	308,413	295,086
Plus reinsurance recoverables at end of year	888,215	23,583	911,798	950,828	991,447
Gross balance at end of year	$1,450,305	$111,848	$1,562,153	$1,259,241	$1,286,533

For the years ended December 31, 2014, 2013 and 2012, our gross reserves for loss and LAE were $1,562.2 million, $1,259.2 million and $1,286.5 million, respectively, of which our case reserves and our reserves for estimated losses that have been incurred but not reported (IBNR) were broken down as follows:

(amounts in thousands)	December 31,
	2014			2013	2012
	NGHC	Reciprocal Exchanges	Total	Total	Total
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$470,862	$73,689	$544,551	$342,254	$353,351
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, gross of related reinsurance recoverable*	979,443	38,159	1,017,602	916,987	933,182
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,450,305	$111,848	$1,562,153	$1,259,241	$1,286,533

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$320,849	$56,569	$377,418	$163,844	$165,625
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, net of related reinsurance recoverable	241,241	31,696	272,937	144,569	129,461
Unpaid losses and LAE, net of related reinsurance recoverable	$562,090	$88,265	$650,355	$308,413	$295,086
_________________
* Includes total reinsurance recoverables on unpaid losses as respects business subject to the Michigan Catastrophic Claims Association ("MCCA") and the North Carolina Reinsurance Facility ("NCRF"). For additional information regarding reinsurance recoverables on unpaid losses from MCCA and NCRF, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reinsurance."

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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2014, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy or favorable development means that the original estimate was higher than the current estimate. A deficiency or unfavorable development means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

(amounts in thousands)	Period from March 1, 2010 (Inception) to December 31,	Years Ended December 31,
Gross Basis	2010	2011	2012	2013	2014
Gross of Reinsurance Loss and LAE Reserve
As Originally Estimated	$1,081,630	$1,218,412	$1,286,533	$1,259,241	$1,562,153
Liability re-estimated as of:
One year later	$1,190,512	$1,236,164	$1,284,001	$1,265,935
Two years later	$1,272,311	$1,211,144	$1,293,020
Three years later	$1,227,800	$1,202,737
Four years later	$1,212,021

Cumulative deficiency (redundancy)	$130,391	$(15,675)	$6,487	$6,694
Cumulative amount paid as of:
One year later	$324,931	$298,463	$386,048	$342,214
Two years later	$463,252	$460,278	$517,373
Three years later	$539,092	$526,243
Four years later	$578,216

Re-estimated Liability as % of Original as of:
One year later	110.1%	101.5%	99.8%	100.5%
Two years later	117.6%	99.4%	100.5%
Three years later	113.5%	98.7%
Four years later	112.1%

Cumulative deficiency (redundancy) on gross reserve	12.1%	(1.3)%	0.5%	0.5%

Loss and LAE cumulative paid as a percentage of Originally Estimated Liability:
One year later	30.0%	24.5%	30.0%	27.2%
Two years later	42.8%	37.8%	40.2%
Three years later	49.8%	43.2%
Four years later	53.5%

(amounts in thousands)	Period from March 1, 2010 (Inception) to December 31,	Years Ended December 31,
Net Basis	2010	2011	2012	2013	2014
Net of Reinsurance Loss and LAE Reserve
As Originally Estimated	$386,607	$297,693	$295,086	$308,413	$650,355
Net Liability re-estimated as of:
One year later	$364,678	$298,991	$301,171	$327,690
Two years later	$396,514	$305,447	$308,605
Three years later	$384,464	$310,389
Four years later	$390,973

Cumulative deficiency (redundancy)	$4,366	$12,696	$13,519	$19,277

Cumulative amount paid as of:
One year later	$198,970	$136,447	$182,890	$199,439
Two years later	$277,463	$231,703	$251,355
Three years later	$326,373	$266,135
Four years later	$336,693

Re-estimated Liability as % of Original as of:
One year later	94.3%	100.4%	102.1%	106.3%
Two years later	102.6%	102.6%	104.6%
Three years later	99.4%	104.3%
Four years later	101.1%

Cumulative deficiency (redundancy) on net reserve	1.1%	4.3%	4.6%	6.3%

Loss and LAE cumulative paid as a percentage of Originally Estimated Liability:
One year later	51.5%	45.8%	62.0%	64.7%
Two years later	71.8%	77.8%	85.2%
Three years later	84.4%	89.4%
Four years later	87.1%

Revisions to reserve estimates are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

The 2013 cumulative deficiency of $19.3 million ($17.9 million excluding the Reciprocal Exchanges) related to unfavorable development on prior accident year loss and LAE reserves caused by loss emergence primarily attributable to the A&H segment (including $6.8 million as a result of a loss portfolio transfer where we assumed business previously placed by EHC and $6.0 million related to our domestic stop loss business). The remaining $5.1 million related to higher than expected losses attributable to claims for private passenger automobile bodily injury liability and personal injury protection.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In 2010, we started development on our new P&C policy administration system named “NPS.” On a limited basis, we launched NPS in January 2011 and as of February 2014, all of our P&C policies are administered on the system. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This new system reduced cost by eliminating our three costly legacy mainframe based systems and allows for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. We have integrated our new policy administration system across all lines of our P&C business, retired the three legacy systems and have significantly incorporated our RAD 5.0 underwriting pricing tool into this system. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

RAD 5.0 is an underwriting pricing tool that more accurately prices specific risk exposures to assist us in profitably underwriting our P&C products. Our RAD 5.0 technology offers significant advantages over our current underwriting pricing system by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD 5.0 underwriting pricing tool will facilitate better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. See “-P&C Segment-Underwriting, Pricing and Risk Management, and Actuarial Capabilities.”

Consistent with our niche, technology-driven focus, we have an arrangement with a managing general agency that has developed advanced vehicle telematics technology that monitors miles driven and other driver behavior, enabling us to leverage this technology to offer lower cost, low mileage products with less exposure.

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda, Luxembourg and Sweden. We have fifteen operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company, National Automotive Insurance Company and Agent Alliance Insurance Company.

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

Each of our domiciliary states has its own regulations and limitations on the amounts an insurer may invest in a particular issuer and the aggregate amount an insurer may invest in certain types of investments. In general, investments may not exceed a certain percentage of surplus, admitted assets or total investments. For example, the investments of Integon National, domiciled in North Carolina, in stocks shall not exceed twenty-five percent of Integon National’s admitted assets and the stock of any one corporation may not exceed three percent of their admitted assets. To ensure compliance in each state, we review our investment portfolio quarterly based on each states regulations and limitations.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2014.

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

In 2014, four of our insurance subsidiaries had more than three ratios departing from the usual range of values. Integon National had five ratios with deviations primarily due to changes in the structure of the intercompany reinsurance program during prior years and adding several new companies to the intercompany reinsurance program during 2014 as a result of acquisitions. Imperial Fire and Casualty Insurance Company had four ratios with deviations as a result of new reinsurance programs and changes in invested assets. National Automotive Insurance Company had five ratios with deviations primarily as a result of new reinsurance programs and changes in invested assets. New South Insurance Company had four ratios with deviations primarily as a result of a dividend and return of capital made during 2014 which was approved by the North Carolina Department of Insurance. All of the remaining insurance subsidiaries had three or less ratios outside of the usual ranges. The insurance subsidiaries will respond to these variances with no further inquiry expected from the NAIC. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

Enterprise Risk and Other New Developments

In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulation Act and Regulation (the “Amended Model Act and Regulation”) to introduce the concept of “enterprise risk” within an insurance company holding system. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act and Regulation imposes more extensive informational requirements on an insurance holding company system in order to protect the licensed insurance companies from enterprise risk, including requiring it to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest in the domestic insurer to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner. To date, a number of states have adopted some or all of the changes in the Amended Model Act and Regulation, including California and Texas, where some of our insurance companies are domiciled or commercially domiciled. The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments promptly.

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the "material and relevant risks" associated with the insurer's current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer's lead insurance regulator. The ORSA report is required to be filed in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2014, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and ORSA Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report is required in 2015, subject to the various dates of adoption by states, and will describe our process for assessing our own solvency.

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

Employees

As of December 31, 2014, we have approximately 2,980 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

Emerging Growth Company

As a company with over $1.0 billion in revenue for the year ended December 31, 2014, we no longer qualify as an “emerging growth company” in 2015 as defined in the Jumpstart our Business Startups Act of 2012, commonly known as the JOBS Act.

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

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premiums is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would negatively affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.

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

As a result of these uncertainties, the ultimate paid loss and loss adjustment expenses may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. To the extent that loss and LAE exceed our estimates, we will be required to immediately recognize the unfavorable development and increase loss reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

In recent years, global economies and financial markets have experienced significant volatility and disruption including, relatively high and sustained unemployment, reduced consumer spending, lower residential and commercial real estate prices, U.S. debt ceiling and budget deficit concerns, and the relatively low availability of credit. Such conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, our prospects and competitor landscape could be materially and adversely affected.

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

For the year ended December 31, 2014, our P&C segment derived 84% of its gross premium written from the following eleven states: New York (20.4%); North Carolina (19.0%); California (15.4%); Michigan (5.1%); New Jersey (4.7%); Florida (4.3%); Connecticut (3.3%); Texas (3.1%); Louisiana (3.0%); Virginia (2.9%) and Massachusetts (2.4%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse impact on our business, financial condition and results of operations.

If we cannot sustain our business relationships, including our relationships with independent agents and agencies, we may be unable to compete effectively and operate profitably.

We market our P&C segment products primarily through a network of approximately 19,000 independent agents. Our relationships with our agents are generally governed by agreements that may be terminated on short notice. Independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our ability to compete and remain profitable depends, in part, on our maintaining our business relationship with our independent agents and agencies, the marketing efforts of our independent agents and agencies and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our independent agents and agencies and their policyholders.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. See Item 1, “Business-P&C Segment-Distribution and Marketing-Affinity Distribution Channel.” Our top five affinity relationships collectively represent 80.9% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

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

Since our formation in 2009, we have grown our business primarily through a number of acquisitions of insurance companies, agencies or books of business. Part of our growth strategy is to continue to grow our business through acquisitions. This strategy of growing through acquisitions subjects us to numerous risks, including risks associated with:

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

Recently we have diversified our insurance business by expanding into the A&H segment through several acquisitions. The A&H insurance business is a relatively new business for us, and we have a limited operating history in this market. As a result, the risks described above with respect to growing our business by expanding into new product markets are particularly relevant with respect to our A&H business. Our inability to successfully continue to implement our business plan for our A&H segment could have a material adverse effect on our financial condition and results of operations.

In addition, we recently acquired the rights for new and renewal business for the Tower personal lines insurance operations. Our inability to successfully continue to integrate the Tower Personal Lines transaction and related assets into our P&C business could have a material adverse effect on our financial condition and results of operations.

If our businesses, including businesses we have acquired, do not perform well, we may be required to recognize an impairment of our goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2014, we had $70.8 million of goodwill recorded on our balance sheet. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If we determine that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2014, we had $248.8 million aggregate amount of intangible assets, excluding goodwill, recorded on our balance sheet. Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of our intangible assets at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to net income. In connection with the Tower Transaction, we acquired two management companies that are attorneys-in-fact for two reciprocal exchanges. If the reciprocal business does not perform well or the reciprocal exchanges are downgraded, we may be required to recognize an impairment of our intangible assets. Such write downs could have a material adverse effect on our financial condition and results of operations.

Our relationship with AmTrust and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

AmTrust is a publicly-traded insurance holding company controlled by Michael Karfunkel, Leah Karfunkel, as the sole trustee of the Karfunkel GRAT, George Karfunkel, Michael Karfunkel’s brother, and Barry Zyskind. AmTrust beneficially owns or controls approximately 13.2% of our outstanding shares of common stock. Mr. Zyskind is the chief executive officer of AmTrust, the son-in-law of Michael Karfunkel and is a member of our board of directors. Also, AmTrust (through a subsidiary) was a reinsurer under our quota share reinsurance treaty (“Personal Lines Quota Share”) pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. AmTrust received 10% of such ceded premium and assumed 10% of the related losses solely with respect to policies in effect as of July 31, 2013.

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

Maiden Holdings, Ltd. ("Maiden") is a publicly-held Bermuda insurance holding company of which Michael Karfunkel, our founder, major stockholder and chairman and chief executive officer, was a founding stockholder. As of December 31, 2014, Michael Karfunkel, Leah Karfunkel, as the sole trustee of the Karfunkel GRAT, George Karfunkel and Barry Zyskind owned or controlled approximately 6.1%, 7.5%, 9.3% and 5.1%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly owned subsidiary of Maiden, is a Bermuda reinsurer.

Maiden Insurance was the primary reinsurer under the Personal Lines Quota Share pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) from our P&C business to our quota share reinsurers. Maiden Insurance received 25% of the ceded premium and assumed 25% of the related losses solely with respect to policies in effect as of July 31, 2013. Conflicts of interest could arise with respect to matters relating to the Personal Lines Quota Share, as well as business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand.

Our relationship with ACP Re may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel GRAT. ACP Re was a reinsurer under the Personal Lines Quota Share pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. ACP Re received 15% of the ceded premium and assumed 15% of the related losses under this agreement solely with respect to policies in effect as of July 31, 2013. We also provide management services to ACP Re pursuant to a services agreement we entered into effective November 1, 2012. In addition, we acquired the renewal rights of the personal lines insurance operations of Tower Group International, Ltd., following ACP Re’s acquisition of Tower. As part of the Tower Transaction, we and AmTrust provided ACP Re with financing in an aggregate amount of up to $250 million ($125 million each). In addition, as part of the Tower Transaction, we and AmTrust issued a $250 million aggregate stop loss reinsurance agreement to Tower pursuant to which we each, as reinsurers, provide, severally, $125 million of stop loss coverage. This stop loss coverage indemnifies Tower to the extent Tower’s ultimate paid net losses on insurance policies covered thereunder exceed its reserves as of the consummation of the Tower Transaction, up to the liability limit ($125 million for each of us and AmTrust). ACP Re entered into a retrocession agreement with us and AmTrust pursuant to which ACP Re will reimburse any payments that we or AmTrust make to Tower under the stop loss reinsurance agreement. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand.

There can be no assurance that ACP Re will have sufficient assets or liquidity to pay its obligations under the terms of the financing and the terms of the reinsurance provided to us and AmTrust with respect to the stop-loss coverage. ACP Re may need to liquidate assets to fulfill these obligations. The majority of ACP Re's assets currently consist of publicly traded equity securities. As a result of the Tower Transaction, we, through our subsidiary, have significant credit exposure to ACP Re. Although ACP Re must reimburse us for any payments made by us pursuant to the stop loss agreement with Tower, this agreement nonetheless exposes us to Tower’s historical commercial and personal lines business. We did not underwrite this business and the risks we are exposed to as a result of the Tower Transaction may differ from those we typically face in the operation of our business.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2014, our investment in fixed-income securities was approximately $1,646.3 million, or 89.4% of our total investment portfolio, including cash and accrued interest. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of ordinary dividends that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $286.3 million as of December 31, 2014, taking into account dividends paid in the prior twelve month period.

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

We are subject to comprehensive regulation and supervision by government agencies in each of the 8 states in which our insurance subsidiaries are domiciled or commercially domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success. Some of these regulations include:

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

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the P&C insurance business. However, The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The duties of the FIO include studying and reporting on how to modernize and improve the system of insurance regulation in the United States considering the ability of any federal regulation or a federal regulator to “provide robust consumer protection for policyholders” as well as “the potential consequences of subjecting insurers to a federal resolution authority.” In December 2013, the FIO issued a report on proposals to modernize and improve the system of insurance regulation in the United States. We cannot predict whether any of these proposals will be adopted, or what impact, if any, these proposals or, if enacted, these laws may have on our business, financial condition and results of operations. See Item 1, “Business-Regulation.”

Reform of the health insurance industry could materially reduce the profitability of our A&H segment.

In March 2010, President Obama signed The Patient Protection and Affordable Care Act ("PPACA") into law. Provisions of PPACA and related reforms have and will continue to become effective at various dates over the next several years and will make significant changes to the U.S. health care system that are expected to significantly affect the health insurance industry. For more information on PPACA and its impact on our A&H segment, see Item 1, “Business-A&H Segment.”

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

To support our current and future policy writings or potential acquisitions, we may raise substantial additional capital using a combination of debt and equity. Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations and initial capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth and reduce our assets. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders and in the amounts that we require, or at all. If we cannot obtain adequate capital, our business and financial condition could be adversely affected. Issuances of stock may result in dilution of our existing stockholders or a decrease in the per share price of our common stock.

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

In 2012, we formed a Luxembourg holding company and acquired a Luxembourg-domiciled reinsurance company. In connection with the acquisition, we acquired a licensed Luxembourg reinsurer together with its cash and associated equalization reserves. An “equalization reserve” is a compulsory volatility or catastrophe reserve in excess of ordinary reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators, which cap is reassessed every five years. At the time we acquired our first Luxembourg reinsurer for a purchase price of approximately $125 million, it had cash of approximately $135 million, established equalization reserves of approximately $129.6 million, and was subject to an equalization reserve cap of approximately $211 million. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

We have entered into a stop loss reinsurance agreement with the Luxembourg reinsurer under which we pay reinsurance premiums and cede losses and expenses in excess of the attachment point to the reinsurer. Provided that we are able to cede losses to the reinsurance company through this intercompany reinsurance agreement that are sufficient to utilize all of the reinsurance company’s equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance company. However, if the reinsurance company were to cease reinsuring business without exhausting the equalization reserves, it would recognize income in the amount of the unutilized equalization reserves that would be taxed by Luxembourg at a rate of approximately 30%. We must establish a deferred tax liability on our financial statements equal to approximately 30% of the unutilized equalization reserves. We adjust the deferred tax liability each reporting period based on premiums and investment income less losses and other expenses ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement. As of December 31, 2014, we had approximately $135.0 million of unutilized equalization reserves and an associated deferred tax liability of approximately $40.5 million relating to our three Luxembourg reinsurers. Under our business plan currently in effect, we expect that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreement will cause the equalization reserve to be fully utilized in three to five years at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of this intercompany reinsurance agreement are appropriately eliminated in consolidation.

A portion of our financial assets consists of life settlement contracts that are subject to certain risks.

As of December 31, 2014, we have a 50% ownership interest in entities that hold certain life settlement contracts (the “LSC Entities”), and the fair value of these contracts owned by the LSC Entities is $264.5 million, with our proportionate interest being $132.3 million.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 2 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our business, financial condition or results of operations, including on our net income.

Risks Relating to Our Insurance Operations

The insurance industry is highly competitive, and we may not be able to compete effectively against larger companies.

The insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, agent commissions, geographic coverage and financial strength ratings. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products than we offer. Many of our competitors invest heavily in advertising and marketing efforts and/or expanding their online service offerings. Many of these competitors have better brand recognition than we have and have a significantly larger market share that we do. As a result, these larger competitors may be better able to offer lower rates to consumers, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. Our ability to compete against these larger competitors depends on our ability to deliver superior service and maintain our relationships with independent agents and affinity groups.

We may undertake strategic marketing and operating initiatives to improve our competitive position and drive growth. If we are unable to successfully implement new strategic initiatives or if our marketing campaigns do not attract new customers, our competitive position may be harmed, which could adversely affect our business, financial condition and results of operations.

We write a significant amount of business in the nonstandard auto insurance market, which could make us more susceptible to unfavorable market conditions which have a disproportionate effect on that customer base.

A significant amount of our P&C premium currently is written in the nonstandard auto insurance market. As a result, adverse developments in the economic, competitive or regulatory environment affecting the nonstandard customer base or the nonstandard auto insurance industry in general may have a greater effect on us as compared to a more diversified auto insurance carrier with a larger percentage of its business in other types of auto insurance products. Adverse developments of this type may have a material adverse effect on our business.

We generate significant revenue from service fees generated from our P&C and A&H policyholders, which could be adversely affected by additional insurance or consumer protection regulation.

For the year ended December 31, 2014, we generated $168.6 million in service and fee revenue from our P&C and A&H policyholders, which included origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

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

Our P&C insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable, and our losses from catastrophes could be substantial.

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

In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. Although we believe that our geographic and product mix creates limited exposure to catastrophic events and we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, catastrophic events are inherently unpredictable and the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

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

We historically utilized quota share reinsurance arrangements with other insurance carriers to be able to generate a larger premium volume, and larger resulting infrastructure, than otherwise would have been possible given our capital position. Effective August 1, 2013, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. The increase in the percentage of premium writings retained provides us the opportunity to realize greater underwriting income and investment income from our premium writing base. However, it also increases the risks to our business through greater exposure to policy claims. In the event our actual product experience varies adversely from the assumptions we used to price our products, our increased exposure to the underlying policy risks could have a material adverse effect on our financial condition and results of operations.

We may not be able to recover amounts due from our reinsurers, which would adversely affect our financial condition.

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2014, we had an aggregate amount of approximately $911.8 million of recoverables from third-party reinsurers for unpaid losses.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $530,000 in 2014. At December 31, 2014, the amount of reinsurance recoverable on unpaid losses from the NCRF and the MCCA was approximately $84.2 million and $689.2 million, respectively. In addition, at December 31, 2014, the amount of reinsurance recoverable on unpaid losses from Maiden Insurance, ACP Re, Technology Insurance and other reinsurers was approximately $44.2 million, $26.5 million, $17.7 million and $26.5 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”

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

Changing climate conditions may adversely affect our financial condition or profitability.

There is an emerging scientific consensus that the earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events, the affordability, availability and underwriting results of homeowners and property insurance, and, if frequency and severity patterns increase, could negatively affect our financial results.

Risks Related to an Investment in our Common Stock

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause volatility in the price of our shares of common stock.

Our common stock is listed on the NASDAQ Global Market ("NASDAQ") under the symbol “NGHC.” Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock. The market price for shares of our common stock may be subject to low volume and may be highly volatile and you may not be able to resell your shares of our common stock at or above the price you paid to purchase the shares or at all. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

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

Michael Karfunkel, Leah Karfunkel, the wife of Michael Karfunkel and the sole trustee of the Karfunkel GRAT, and AmTrust, collectively, beneficially own or control approximately 62.0% of our outstanding shares of common stock. As a result, these holders have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These individuals may have interests that are different from those of other stockholders.

In addition, we are a “controlled company” pursuant to NASDAQ Listing Rule 5615(c) because Michael Karfunkel, Leah Karfunkel, as sole trustee of the Karfunkel GRAT, and AmTrust collectively own approximately 62.0% of our voting power. Our common stock is listed on the NASDAQ Global Market. Therefore, we are exempt from the NASDAQ listing requirements with respect to having a majority of the members of the board of directors be independent; having our Compensation Committee and Nominating and Corporate Governance Committee be composed solely of independent directors; the compensation of our executive officers determined by a majority of our independent directors or a Compensation Committee composed solely of independent directors; and director nominees being selected or recommended for selection, either by a majority of our independent directors or by a nominating committee composed solely of independent directors. We rely on these exemptions.

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

As a recently public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“SOX”), periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the NASDAQ Global Market, which we were not required to comply with as a private company. In order to comply with these laws, rules and regulations, we have to enhance certain of our corporate processes, which require us to incur significant legal, accounting and other expenses. These efforts also require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

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

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

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

We may in the future issue our previously authorized and unissued securities. We have an authorized capitalization of $150 million shares of common stock and $10 million shares of preferred stock with such designations, preferences and rights as are contained in our charter or bylaws and as determined by our board of directors. Issuances of stock may result in dilution of our existing stockholders or a decrease in the per share price of our common stock. It is not possible to state the actual effect of the issuance of any shares of our preferred stock on the rights of holders of our common stock until our board of directors determines the specific rights attached to that class or series of preferred stock.

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

In the future, we may attempt to increase our capital resources by issuing debt or making additional offerings of equity securities, including bank debt, commercial paper, medium-term notes, senior or subordinated notes and classes of shares of preferred stock. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Future issuances of preferred stock could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market value of our common stock and diluting their stockholdings in us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease an aggregate of approximately 551,000 square feet of office space in 57 locations. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 178,000 square feet.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of March 4, 2015 there were approximately 304 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and cash dividends declared with respect to such shares:

2014	High		Low	Dividends Declared (1)
First quarter (from February 20, 2014)	$30.00	(2)	$13.58	$0.01
Second quarter	$18.69		$13.63	$0.01
Third quarter	$19.45		$16.59	$0.01
Fourth quarter	$19.71		$16.59	$0.02

(1) Our board of directors declared a quarterly dividend of $0.01 per share for the third and fourth quarters of 2013.
(2) Represents opening trading price of 100 shares on February 20, 2014. High closing price for the first quarter was $14.25.

On March 4, 2015, the closing price per share of our common stock was $18.62.

Dividend Policy

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

National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to pay dividends to us. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of dividends that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $286.3 million as of December 31, 2014, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning February 20, 2014 and ending on December 31, 2014 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on February 20, 2014. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparative Cumulative Total Returns Since February 20, 2014 for National General Holdings Corp., NASDAQ Composite Index and NASDAQ Insurance Index

	February 20, 2014	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
National General Holdings	$100.00	$98.32	$122.25	$118.74	$130.95
NASDAQ Composite Index	$100.00	$98.39	$103.30	$105.29	$110.98
NASDAQ Insurance Index	$100.00	$103.90	$105.97	$101.06	$113.76

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,				Period from March 1, 2010 (Inception) to December 31,
	2014	2013	2012	2011	2010
	(Amounts in Thousands, Except Percentages and per Share Data)
Selected Income Statement Data(1)
Gross premium written	$2,135,107	$1,338,755	$1,351,925	$1,178,891	$911,991
Ceded premiums(2)	(265,083)	(659,439)	(719,431)	(640,655)	(463,422)
Net premium written	$1,870,024	$679,316	$632,494	$538,236	$448,570
Change in unearned premium	(236,804)	8,750	(58,242)	(40,026)	112,347
Net earned premium	$1,633,220	$688,066	$574,252	$498,210	$560,917
Ceding commission income (primarily related parties)	12,430	87,100	89,360	77,475	49,656
Service and fee income	168,571	127,541	93,739	66,116	53,539
Net investment income	52,426	30,808	30,550	28,355	25,391
Net realized gain (loss) on investments	(2,892)	(1,669)	16,612	4,775	3,293
Bargain purchase gain and other revenue	(1,660)	16	3,728	—	33,238
Total revenues	$1,862,095	$931,862	$808,241	$674,931	$726,034
Loss and LAE	1,053,065	462,124	402,686	340,152	370,313
Acquisition costs and other underwriting expenses(3)	315,089	134,887	110,771	75,191	36,755
General and administrative expenses(4)	348,762	280,552	246,644	208,939	176,428
Interest expense	17,736	2,042	1,787	1,994	1,795
Total expenses	$1,734,652	$879,605	$761,888	$626,276	$585,291
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	$127,443	$52,257	$46,353	$48,655	$140,743
Provision for income taxes	23,876	11,140	12,309	28,301	42,416
Income before equity in earnings (losses) of unconsolidated subsidiaries	$103,567	$41,117	$34,044	$20,354	$98,327
Equity in earnings (losses) of unconsolidated subsidiaries	1,180	1,274	(1,338)	23,760	3,876
Net income	$104,747	$42,391	$32,706	$44,114	$102,203
Less: Net loss (income) attributable to non-controlling interest	(2,504)	(82)	—	(14)	—
Net income attributable to National General Holdings Corp.	$102,243	$42,309	$32,706	$44,100	$102,203
Dividends on preferred stock	$(2,291)	$(2,158)	$(4,674)	$(4,328)	$(3,537)
Net income attributable to National General Holdings Corp. common stockholders	$99,952	$40,151	$28,032	$39,772	$98,666
Basic earnings per share(5)	$1.09	$0.62	$0.62	$0.87	$2.17
Weighted average shares outstanding - basic	91,499	65,018	45,555	45,555	45,555
Diluted earnings per share	$1.07	$0.59	$0.56	$0.75	$1.77
Weighted average shares outstanding - diluted	93,515	71,802	58,287	58,469	57,850
Insurance Ratios
Net loss ratio(6)	64.5%	67.2%	70.1%	68.3%	66.0%
Net operating expense ratio (non-GAAP)(7)(8)	29.6%	29.2%	30.4%	28.2%	19.6%
Net combined ratio (non-GAAP)(7)(9)	94.1%	96.4%	100.5%	96.5%	85.6%

	As of December 31,
	2014	2013	2012	2011	2010
	(Amounts in Thousands)
Selected Balance Sheet Data
Investments	$1,866,105	$1,042,884	$951,928	$949,733	$874,910
Cash and cash equivalents	$132,615	$73,823	$39,937	$11,695	$8,275
Premiums and other receivables, net	$757,791	$449,252	$450,140	$387,558	$328,017
Reinsurance recoverable on unpaid losses	$911,798	$950,828	$991,447	$920,719	$695,023
Goodwill and Intangibles assets, net	$319,601	$156,915	$112,935	$77,433	$79,481
Total assets	$4,439,987	$2,837,515	$2,713,323	$2,524,891	$2,178,229
Unpaid loss and loss adjustment expense reserves	$1,562,153	$1,259,241	$1,286,533	$1,218,412	$1,081,630
Unearned premiums	$864,436	$476,232	$488,598	$449,598	$436,375
Deferred tax liability	$67,535	$24,476	$34,393	$17,262	$6,742
Notes payable	$304,005	$81,142	$70,114	$85,550	$90,000
Common stock and Additional paid-in capital	$691,670	$437,803	$158,470	$159,940	$212,214
Preferred stock	$55,000	$—	$53,054	$53,054	$53,054
Total stockholders' equity	$1,073,450	$642,867	$413,042	$361,596	$310,090

(1)	Results for a number of periods were affected by our various acquisitions from 2010 to 2014.

(2)
Premiums ceded to related parties were $44,936, $501,067, $561,434, $491,689 and $246,909 for the years ended December 31, 2014, 2013, 2012, 2011 and the period from March 1, 2010 (inception) to December 31, 2010, respectively.

(3)
Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represents other costs that are directly attributable to insurance activities.

(4)
General and administrative expenses is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and Internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses includes those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

(5)	No effect is given to the dilutive effect of outstanding stock options or restricted stock units during the relevant period.

(6)	Net loss ratio is calculated by dividing the loss and LAE by net earned premiums.

(7)
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Consolidated Results of Operations”.

(8)
Net operating expense ratio (non-GAAP) is calculated by dividing the net operating expense by net earned premium. Net operating expense consists of the sum of acquisition costs and other underwriting expenses and general and administrative expenses less ceding commission income and service and fee income.

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

Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and commercial automobile, supplemental health, homeowners and umbrella, and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

We manage our business through two segments: P&C and A&H. We transact business primarily through our fifteen regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company, National Automotive Insurance Company and Agent Alliance Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2014, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.9x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $52.4 million, $30.8 million and $30.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We held 6.6% and 6.6%, of total invested assets in cash and cash equivalents as of December 31, 2014 and 2013, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of December 31, 2014 and 2013, our reserves, net of reinsurance recoverables, were $650.4 million and $308.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Acquisitions

Since we acquired our P&C insurance business in 2010, we have entered into a renewal rights transaction and have made several acquisitions. These additional operations have increased our presence in our target markets and broadened our distribution capabilities.

•
In July 2011, we acquired the renewal rights to a book of RV and trailer business (the “RV Business”) from American Modern Home Insurance Company and its affiliates. We also assumed 100% of the in-force RV Business, net of external reinsurance starting January 1, 2012. The primary states for this RV business are California, New Jersey, Texas, Florida, New York and North Carolina.

•
In September 2011, we completed our acquisition of Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina. Following our 2012 sale of AAIC to ACP Re, we had continued to reinsure 100% of its existing and renewal private passenger auto insurance. In July 2014, we reacquired AAIC, which is also licensed as a surplus lines carrier in over 30 states, from ACP Re for a purchase price equal to AAIC’s capital and surplus of approximately $17.3 million.

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

•
On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20.0 million. In connection with the Imperial transaction, we assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 15, "Debt" in the notes to our consolidated financial statements).

•
On September 15, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel GRAT”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower. In connection with the Merger, we acquired two management companies from ACP Re for $7.5 million. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges”). We also agreed to pay ACP Re contingent consideration in the form of a three year earn-out of 3% of the gross premium written of the Tower personal lines business written or assumed by us following the Merger. We estimated the fair value of the Contingent Payments to be approximately $26.1 million at the acquisition date.

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

•
In February 2012, we acquired VelaPoint, LLC ("VelaPoint"), a general agency that operates a call center with approximately 200 licensed agents selling a full range of supplemental medical insurance products, as well as individual major medical policies underwritten through a wide range of third-party insurance companies. For the year ended December 31, 2014, VelaPoint produced approximately $130 million in premium on behalf of third parties. We expect a significant percentage of VelaPoint’s sales of supplemental health products will transition to be written by NHIC.

•
In February 2012, we acquired America’s HealthCare Plan (“AHCP”), a managing general agent/program manager. AHCP works with over 4,300 independent agents and general agents across the country to provide an array of insurance products, including those offered by third-party insurers, and will serve as a significant method of distribution for NHIC’s products.

•
In September 2012, we acquired from the Coca-Cola Bottlers’ Association a health insurance administration company that administers specialty self-insurance arrangements, offering ERISA qualified self-insured plans to employers in affinity associations or trade groups and selling medical stop loss coverage to employers through captive insurers (collectively, the “TABS” companies). We believe the TABS companies, which wrote approximately $19 million in stop loss premium in 2014, have significant growth potential.

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

•
In April 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EuroAccident”), a European group life and health insurance managing general agent. The agency distributes life and health insurance to groups as well as individuals. Distribution predominantly takes place through broker channels and affinity partners. For the year ended December 31, 2014, EuroAccident produced approximately $99 million in premium on behalf of third parties. We have received the necessary licenses and approvals to enable us to write these products on our own behalf through two European insurance companies.

On January 3, 2014, in connection with the agreement by ACP Re to acquire Tower, Integon National Insurance Company, our wholly-owned subsidiary (“Integon”), entered into a reinsurance agreement (the “Cut-Through Reinsurance Agreement”) with several Tower subsidiaries. Under the Cut-Through Reinsurance Agreement, Integon reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business and assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. The agreement was effective solely with respect to losses occurring on or after January 1, 2014. We paid a 20% ceding commission with respect to unearned premium assumed and a 22% ceding commission with respect to new and renewal business after January 1, 2014 and up to a 4% claims handling expense reimbursement to Tower on all Tower premium subject to the Cut-Through Reinsurance Agreement. This Agreement remained in effect until the closing of the Tower Transaction on September 15, 2014, and is currently in run-off.

Integon entered into the Personal Lines Quota Share Reinsurance Agreement (the "PL Reinsurance Agreement"), with Tower’s ten statutory insurance companies (collectively, the “Tower Companies”), pursuant to which Integon reinsures 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon under the PL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to National General Insurance Marketing, Inc., a subsidiary of the Company (“NGIM”), pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement.

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon to the Tower Companies pursuant to the PL Reinsurance Agreement.

National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250 million Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with an affiliated company, CastlePoint Reinsurance Company, Ltd. (“CP Re”). NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re is obligated to reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AII provide, severally, $125 million of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. CP Re will pay AII and NG Re Ltd. total premium of $56 million on the five-year anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56 million in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII.

On September 15, 2014, NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as Administrative Agent, ACP Re and London Acquisition Company Limited, a wholly owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders, pursuant to which the Lenders made a $250 million loan ($125 million made by each Lender) to the Borrowers on the terms and conditions contained within the ACP Re Credit Agreement. The ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding principal under the ACP Re Credit Agreement bears interest at a fixed annual rate of seven percent (7%), payable semi-annually on the last day of January and July. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).

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

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses consist of policy acquisition and marketing expenses, salaries and benefits expenses. Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf and promotional fees directly attributable to our affinity relationships. Acquisition costs also include costs that are related to the successful acquisition of new or renewal insurance contracts including comprehensive loss underwriting exchange reports, motor vehicle reports, credit score checks, and policy issuance costs.

General and administrative expenses. General and administrative expenses is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses includes those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

Interest expense. Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rates.

Income tax expense. We incur federal, state and local income tax expenses as well as income tax expenses in certain foreign jurisdictions in which we operate.

Net operating expense. These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income and service and fee income.

Underwriting income. Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes. Underwriting income is calculated as net earned premium plus ceding commission income and service and fee income less loss and LAE, acquisition costs and other underwriting expenses, and general and administrative expenses.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “-Results of Operations-Consolidated Results of Operations” below.

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

The Personal Lines Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by Integon National for inuring third-party reinsurance, subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher. The Personal Lines Quota Share provides for the net settlement of claims and the provisional ceding commission on a quarterly basis during the month following the end of each quarter. The net payments are based on earned premiums less paid losses and LAE less the provisional ceding commission for the quarter. The adjustment to the provisional ceding commission is calculated at the end of, and with respect to, each calendar year during the term of the Quota Share (an “adjustment period”), with the final adjustment period following termination of the Quota Share ending at the end of the run-off period. The adjusted commission rate, which is calculated and reported by the reinsurers to the Company within 30 days after the end of each adjustment period, is calculated by first determining the “actual loss ratio” for the adjustment period, which loss ratio is calculated in the same manner as the net loss ratio as disclosed in this filing. The adjusted commission rate is set based on the actual loss ratio within a range between 30.0% and 34.5%, and varies inversely with a range of actual loss ratios between 60.0% and 64.5%, such that the adjusted commission rate will be higher than 32.0% if the actual loss ratio is lower than 62.5%, and lower than 32.0% if the actual loss ratio is higher than 62.5%, subject to the caps described above. The Company accrues any adjustments to the provisional ceding commission based on the loss experience of the ceded business on a quarterly basis. Remittance of any positive difference between the adjusted commission rate over the provisional ceding commission is paid by the reinsurer to the Company, and any negative difference is paid by the Company to the reinsurer within 12 months after the end of the final adjustment period (other than with respect to the initial year of the agreement with respect to which initial remittance was made 24 months after the end of the first adjustment period).

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

Premium. We recognize earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premium represents the portion of premiums written applicable to the unexpired terms of the policies. Net premium receivables represent premium written and not yet collected, net of an allowance for uncollectible premium. We regularly evaluate premium and other receivables and adjust for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made.

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

Management fees earned by the management companies for services provided to the Reciprocal Exchanges are eliminated in consolidation.

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

Reinsurance. We account for reinsurance premiums, losses and LAE ceded to other companies on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Ceding commission is a commission we receive based on the earned premium ceded to third party reinsurers to reimburse us for our unallocated LAE and other operating expenses. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured. In connection with the Personal Lines Quota Share, the amount we received is based on a contractual formula contained in the reinsurance agreements and is based on the ceded losses as a percentage of ceded premium. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract under deposit accounting.

Deferred policy acquisition costs. Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that vary and are directly related to the successful acquisition of insurance policies. These costs are deferred and amortized to the extent recoverable over the policy period in which the related premiums are earned. We consider anticipated investment income in determining the recoverability of these costs. Management believes that these costs are recoverable in the near term. If management determined that these costs were not recoverable, then we could not continue to record deferred acquisition costs as an asset and would be required to establish a liability for a premium deficiency reserve.

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

Cash and cash equivalents. Cash and cash equivalents are presented at cost, which approximates fair value. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain our cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000 at these institutions. Management monitors balances in excess of insured limits and believes these balances do not represent a significant credit risk to us.

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

Our investments include the following: short-term investments; fixed maturities and equity securities; mortgage and asset-backed securities; limited partnership interests; securities sold under agreements to repurchase (repurchase agreements); securities purchased under agreements to resell (reverse repurchase agreements); and securities sold but not yet purchased.

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

Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value loss and LAE reserves by recording the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (i.e., over the estimated payout period of the acquired loss and LAE reserves). We assign fair values to intangible assets acquired based on valuation techniques including the income and market approaches. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. We expense costs associated with the acquisition of a business in the period incurred.

Non-controlling Interest. The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. Our consolidation principles also consolidate entities in which the Company is deemed a primary beneficiary. Non-controlling interest income or loss represents such non-controlling interests in the earnings of that entity. We consolidate the Reciprocal Exchanges as we have determined that these are variable interest entities and that we are the primary beneficiary.

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

For investments that have quoted market prices in active markets, we use the quoted market prices as fair value and include these prices in the amounts disclosed in the Level 1 hierarchy. We receive the quoted market prices from nationally recognized third-party pricing services (“pricing service”). When quoted market prices are unavailable, we utilize the pricing service to determine an estimate of fair value. This pricing method is used, primarily, for fixed maturities. The fair value estimates provided by the pricing services are included in the Level 2 hierarchy. The pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. The pricing service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the pricing service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The market inputs that the pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

We typically utilize the fair values received from the pricing service. If we determine that the fair value estimate provided by the pricing service does not represent fair value or if quoted market prices and an estimate from the pricing service are unavailable, we produce an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, we will then determine if the estimate is Level 2 or Level 3 hierarchy. In the past we have not adjusted any pricing provided by the pricing services based on the review performed by our investment managers.

To validate prices, we compare the fair value estimates to our knowledge of the current market and will investigate prices that we consider not to be representative of fair value. In addition, our process to validate the market prices obtained from the pricing service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing, as appropriate, of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices.

The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2014:

Equity securities - For publicly traded common and preferred stocks, we received prices from a nationally recognized pricing service that were based on observable market transactions and included these estimates in the amount disclosed in Level 1. When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by us, we receive an estimate of fair value from the pricing service that provided fair value estimates for our fixed-maturity securities because the pricing service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed-maturity securities. We include the estimate of the fair value of the non-redeemable preferred stock in the amount disclosed in Level 2 of the fair value hierarchy. We also hold certain equity securities that are issued by privately-held entity or direct equity investments that do not have an active market. We estimate the fair value of these securities primarily based on inputs such as third party broker quote, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

U.S. Treasury and federal agencies - These investments are composed primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in Level 2 of the fair value hierarchy.

States and political subdivision bonds - These investments are composed of bonds and auction rate securities issued by U.S. state and municipal entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, these are classified within Level 2 of the fair value hierarchy. Municipal auction rate securities are reported in our consolidated balance sheets at cost, which approximates their fair value.

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

Mortgage and asset-backed securities - These securities are composed of commercial and residential mortgage-backed securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment spreads, yield curves and credit spreads to the valuation. As the significant inputs used to price these securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

Premiums and other receivables - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short-term nature of these assets.

Notes payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of our 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments while the Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. All these financial liabilities are classified as Level 3 in the financial hierarchy.

Stock compensation expense. We recognize compensation expense for our share-based awards over the estimated vesting period based on estimated grant date fair value. Share-based payments include stock option grants and restricted stock units ("RSU") under our 2010 Equity Incentive Plan and our 2013 Equity Incentive Plan.

Earnings per share. Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding. Dilutive earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period adjusted for the dilutive impact of share options and convertible preferred stock using the treasury stock method.

Income taxes. We join our subsidiaries in the filing of a consolidated federal income tax return and are party to federal income tax allocation agreements. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return. The Reciprocal Exchanges are not party to federal income tax allocation agreements but file separate tax returns annually.

Deferred income taxes reflect the impact of temporary differences between the amount of our assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset and liability primarily consists of book versus tax differences for earned premiums, loss and LAE reserve discounting, deferred acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on fixed maturities. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, directly to other comprehensive income. We include changes in deferred income tax assets and liabilities as a component of income tax expense.

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

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. Our policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. We file our consolidated tax returns as prescribed by the tax laws of the jurisdictions in which we and our subsidiaries operate.

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2014				2013	2012
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total	Total
	(Amounts in Thousands)
Gross premium written	$2,065,065	$70,042	$—	$2,135,107	$1,338,755	$1,351,925
Ceded premiums	(248,117)	(16,966)	—	(265,083)	(659,439)	(719,431)
Net premium written	$1,816,948	$53,076	$—	$1,870,024	$679,316	$632,494
Change in unearned premium	(231,350)	(5,454)	—	(236,804)	8,750	(58,242)
Net earned premium	$1,585,598	$47,622	$—	$1,633,220	$688,066	$574,252
Ceding commission income	7,643	4,787	—	12,430	87,100	89,360
Service and fee income	178,333	139	(9,901)	168,571	127,541	93,739
Underwriting expenses:
Loss and loss adjustment expense	1,026,346	26,719	—	1,053,065	462,124	402,686
Acquisition costs and other underwriting expenses	308,822	6,267	—	315,089	134,887	110,771
General and administrative expenses	346,696	11,967	(9,901)	348,762	280,552	246,644
Total underwriting expenses	$1,681,864	$44,953	$(9,901)	$1,716,916	$877,563	$760,101
Underwriting income (loss)	$89,710	$7,595	$—	$97,305	$25,144	$(2,750)
Net investment income	50,627	1,799	—	52,426	30,808	30,550
Net realized gain (loss) on investments	(2,892)	—	—	(2,892)	(1,669)	16,612
Bargain purchase gain and other revenue	(1,660)	—	—	(1,660)	16	3,728
Equity in earnings (losses) of unconsolidated subsidiaries	1,180	—	—	1,180	1,274	(1,338)
Interest expense	(12,012)	(5,724)	—	(17,736)	(2,042)	(1,787)
Income before provision for income taxes	$124,953	$3,670	$—	$128,623	$53,531	$45,015
Less: Provision for income taxes	22,712	1,164	—	23,876	11,140	12,309
Net income	$102,241	$2,506	$—	$104,747	$42,391	$32,706
Less: Net loss (income) attributable to non-controlling interest	2	(2,506)	—	(2,504)	(82)	—
Net income attributable NGHC	$102,243	$—	$—	$102,243	$42,309	$32,706
Net loss ratio	64.7%	56.1%		64.5%	67.2%	70.1%
Net operating expense ratio (non-GAAP)	29.6%	27.9%		29.6%	29.2%	30.4%
Net combined ratio (non-GAAP)	94.3%	84.0%		94.1%	96.4%	100.5%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2014				2013	2012
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total	Total
	(Amounts in Thousands)
Total expenses	$1,693,876	$50,677	$(9,901)	$1,734,652	$879,605	$761,888
Less: Loss and loss adjustment expense	1,026,346	26,719	—	1,053,065	462,124	402,686
Less: Interest expense	12,012	5,724	—	17,736	2,042	1,787
Less: Ceding commission income	7,643	4,787	—	12,430	87,100	89,360
Less: Service and fee income	178,333	139	(9,901)	168,571	127,541	93,739
Net operating expense	$469,542	$13,308	$—	$482,850	$200,798	$174,316
Net earned premium	$1,585,598	$47,622	$—	$1,633,220	$688,066	$574,252
Net operating expense ratio (non-GAAP)	29.6%	27.9%		29.6%	29.2%	30.4%

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

Our A&H segment, established in 2012, provides accident and health insurance through a number of businesses (the “A&H Startup”). Since most of the acquisition activity occurred later in the year, comparisons between the years ended December 31, 2012 and 2013 for the A&H segment are not meaningful. Our 2012 results of operations were negatively impacted by expected underwriting losses from our acquisition of the TABS companies in September 2012. At the time of acquisition we expected underwriting losses for the remainder of 2012 and into 2013.

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective July 31, 2014, no additional premium is being ceded under the Personal Lines Quota Share. Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement and effective September 15, 2014 we entered into the PL Reinsurance Agreement (such reinsurance agreements collectively, the "Tower Reinsurance Agreements") under which during the year ended December 31, 2014 we assumed unearned premium relating to in-force personal lines business and reinsured new and renewal personal lines policies written after January 1, 2014.

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

Consolidated Results of Operations for the Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Gross premium written. Gross premium written increased by $796.4 million from $1,338.8 million for the year ended December 31, 2013 to $2,135.1 million for the year ended December 31, 2014, due to an increase of $689.5 million in premiums received from the P&C segment primarily as a result of the Tower Reinsurance Agreements (increase of $447.9 million), the Imperial acquisition (increase of $108.3 million), the consolidation of the Reciprocal Exchanges (increase of $70.0 million) and an increase of $106.9 million in premiums received from the A&H segment primarily as a result of the EHC Business.

Net premium written. Net premium written increased by $1,190.7 million from $679.3 million for the year ended December 31, 2013 to $1,870.0 million for the year ended December 31, 2014. Net premium written for the P&C segment increased by $1,083.9 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to the Tower Reinsurance Agreements (increase of $434.2 million), the Imperial acquisition (increase of $87.3 million), the Quota Share Runoff (increase of $457.0 million) and the consolidation of the Reciprocal Exchanges (increase of $53.1 million). Primarily as a result of the EHC Business, net premium written for the A&H segment increased by $106.8 million.

Net earned premium. Net earned premium increased by $945.2 million, or 137.4%, from $688.1 million for the year ended December 31, 2013 to $1,633.2 million for the year ended December 31, 2014. The increase by segment was: P&C - $857.9 million and A&H - $87.3 million. The increase was primarily attributable to the Tower Reinsurance Agreements (increase of $272.0 million), the Quota Share Runoff (increase of $457.0 million), the Imperial acquisition (increase of $66.9 million) and the consolidation of the Reciprocal Exchanges (increase of $47.6 million). Primarily as a result of the EHC Business, net earned premium for the A&H segment increased by $87.3 million.

Ceding commission income. Ceding commission income decreased from $87.1 million for the year ended December 31, 2013 to $12.4 million for the year ended December 31, 2014, reflecting the Quota Share Runoff. Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 12.7% to 0.8%. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.5% for the year ended December 31, 2014. The Reciprocal Exchanges' ceding commission ratio was 10.1% for the period ended December 31, 2014.

Service and fee income. Service and fee income increased by $41.0 million, or 32.2%, from $127.5 million for the year ended December 31, 2013 to $168.6 million for the year ended December 31, 2014. The increase was primarily attributable to the increase of $13.7 million in service and fee income related to our A&H segment as a result of the A&H Expansion and the EHC

Business and an increase of $27.4 million related to our P&C segment as a result of higher general agent fees and organic P&C segment growth.

The components of service, fees and other income are as follows:

	Year Ended December 31,
(amounts in thousands)	2014	2013	Change
Installment fees	$30,323	$30,666	$(343)
Commission revenue	52,597	43,716	8,881
General agent fees	45,637	21,526	24,111
Late payment fees	11,658	11,240	418
Finance and processing fees	13,569	11,727	1,842
Other	14,787	8,666	6,121
Total	$168,571	$127,541	$41,030

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $590.9 million, or 127.9%, from $462.1 million for the year ended December 31, 2013 to $1,053.1 million for the year ended December 31, 2014, primarily reflecting the Quota Share Runoff as well as the Tower Reinsurance Agreements and reinsurance of business previously placed by EHC. The changes by segment were: P&C - increased $531.2 million and A&H - increased $59.8 million. Loss and LAE for 2014 included $19.3 million ($17.9 million excluding the Reciprocal Exchanges) of unfavorable development on prior accident year loss and LAE reserves caused by loss emergence primarily attributable to the A&H segment (including $6.8 million as a result of a loss portfolio transfer where we assumed business previously placed by EHC and $6.0 million related to our domestic stop loss business) and the remaining $5.1 million related to higher than expected P&C losses attributable to claims for private passenger automobile bodily injury liability and personal injury protection. Loss and LAE for 2013 included $6.1 million of unfavorable development on prior accident year loss and LAE reserves primarily caused by higher than expected losses attributable to claims for private passenger automobile bodily injury liability and personal injury protection. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 67.2% for the year ended December 31, 2013 to 64.5% for the year ended December 31, 2014 primarily due to a lower loss ratio experienced with respect to business assumed under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net loss ratio was 64.7% for the year ended December 31, 2014. The Reciprocal Exchanges' net loss ratio was 56.1% for the period ended December 31, 2014, including $1.3 million of unfavorable development on prior accident year loss and LAE reserves.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $180.2 million, or 133.6%, from $134.9 million for the year ended December 31, 2013 to $315.1 million for the year ended December 31, 2014 primarily due to the Tower Reinsurance Agreements, Quota Share Runoff, A&H Expansion expenses and the EHC Business.

General and administrative expenses. General and administrative expenses increased by $68.2 million, or 24.3%, from $280.6 million for the year ended December 31, 2013 to $348.8 million for the year ended December 31, 2014 primarily as a result of the Tower Reinsurance Agreements, P&C segment organic growth, A&H Expansion expenses and the EHC Business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $282.1 million, or 140.5% from $200.8 million for the year ended December 31, 2013 to $482.9 million for the year ended December 31, 2014. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased to 29.6% in the year ended December 31, 2014 from 29.2% in the year ended December 31, 2013 primarily as a result of A&H Expansion expenses. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.6% for the year ended December 31, 2014. The Reciprocal Exchanges' net operating expense ratio was 27.9% for the period ended December 31, 2014.

Net investment income. Net investment income increased by $21.6 million, or 70.2%, from $30.8 million for the year ended December 31, 2013 to $52.4 million for the year ended December 31, 2014 primarily due to an increase in average invested assets as a result of our February 2014 common stock issuance, our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes, our June 2014 $55.0 million preferred stock issuance and an increase in cash flow provided by operating activities.

Net realized losses on investments. Net realized losses on investments increased by $1.2 million from a $1.7 million loss for the year ended December 31, 2013 to a $2.9 million loss for the year ended December 31, 2014 primarily due to net realized losses on the sale of investments for the year ended December 31, 2014 compared to net realized gains on the sale of investments for the year ended December 31, 2013.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, decreased $0.1 million, from $1.3 million in earnings for the year ended December 31, 2013 to $1.2 million in earnings for the year ended December 31, 2014, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the year ended December 31, 2014 and 2013 was $17.7 million and $2.0 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $12.7 million, or 114.3%, from $11.1 million for the year ended December 31, 2013, reflecting an effective tax rate of 21.3%, to $23.9 million for the year ended December 31, 2014, reflecting an effective tax rate of 18.7%. Income tax expense included a tax benefit of $21.2 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the year ended December 31, 2014 by 16.7%.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $22.7 million for the year ended December 31, 2014, reflecting an effective tax rate of 18.3%.

The Reciprocal Exchanges had pre-tax income of $3.7 million for the period ended December 31, 2014. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of December 31, 2014 was $21.5 million.

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

Net premium written. Net premium written increased by $46.8 million, or 7.4%, from $632.5 million for the year ended December 31, 2012 to $679.3 million for the year ended December 31, 2013. Net premium written for the P&C segment increased by $21.6 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the termination of the Personal Lines Quota Share (increase of $61.5 million), partially offset by our exit or restriction of business in the P&C Non-Core States. In connection with the A&H Startup, net premium written for the A&H segment increased by $25.2 million.

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

Service and fee income. Service and fee income increased by $33.8 million, or 36.1%, from $93.7 million for the year ended December 31, 2012 to $127.5 million for the year ended December 31, 2013. The increase was primarily attributable to the increase of $28.4 million in service and fee income related to a full year from our A&H segment. The components of service and fee income are as follows:

	Year Ended December 31,
(amounts in thousands)	2013	2012	Change
Installment fees	$30,666	$38,340	$(7,674)
Commission revenue	43,716	16,502	27,214
General agent fees	21,526	13,233	8,293
Late payment fees	11,240	10,962	278
Finance and processing fees	11,727	8,363	3,364
Other	8,666	6,339	2,327
Total	$127,541	$93,739	$33,802

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $59.4 million, or 14.8%, from $402.7 million for the year ended December 31, 2012 to $462.1 million for the year ended December 31, 2013, primarily reflecting the runoff of the Personal Lines Quota Share. The changes by segment were: P&C - increased $48.4 million and A&H -increased $11.0 million. Loss and LAE for 2013 included $6.1 million of unfavorable development on prior accident year loss and LAE reserves primarily caused by higher than expected losses attributable to claims for private passenger automobile bodily injury liability and personal injury protection, while 2012 included $1.3 million of unfavorable development on prior accident year loss and LAE reserves primarily caused by higher than expected losses attributable to claims for private passenger automobile bodily injury liability and personal injury protection. Our net loss ratio decreased from 70.1% for the year ended December 31, 2012 to 67.2% for the year ended December 31, 2013 primarily due to our decision to exit or restrict business in the P&C Non-Core States.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $24.1 million, or 21.8%, from $110.8 million for the year ended December 31, 2012 to $134.9 million for the year ended December 31, 2013 primarily due to A&H Startup expenses.

General and administrative expenses. General and administrative expenses increased by $33.9 million, or 13.7%, from $246.6 million for the year ended December 31, 2012 to $280.6 million for the year ended December 31, 2013 primarily as a result of the ongoing costs for our three legacy policy administration systems in addition to the costs of our new policy administration system during 2013, the effect of the hiring of additional employees for the transition to our new operations center in Cleveland and A&H Startup expenses.

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

Provision for income taxes. Income tax expense decreased by $1.2 million, or 9.5%, from $12.3 million for the year ended December 31, 2012, reflecting an effective tax rate of 27.3%, to $11.1 million for the year ended December 31, 2013, reflecting an effective tax rate of 21.3%. Income tax expense included a tax benefit of $1.8 million attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurer. The effect of this $1.8 million tax benefit reduced the effective tax rate for the year ended December 31, 2013 by 3.4%.

P&C Segment - Results of Operations

	Year Ended December 31,
	2014				2013	2012
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total	Total
	(Amounts in Thousands)
Gross premium written	$1,924,666	$70,042	$—	$1,994,708	$1,305,254	$1,343,658
Ceded premiums	(247,720)	(16,966)	—	(264,686)	(659,154)	(719,205)
Net premium written	$1,676,946	$53,076	$—	$1,730,022	$646,100	$624,453
Change in unearned premium	(211,824)	(5,454)	—	(217,278)	8,749	(58,243)
Net earned premium	$1,465,122	$47,622	$—	$1,512,744	$654,849	$566,210
Ceding commission income	7,643	4,787	—	12,430	87,100	89,360
Service and fee income	119,876	139	(9,901)	110,114	82,752	77,373
Underwriting expenses:
Loss and loss adjustment expense	940,457	26,719	—	967,176	435,989	387,628
Acquisition costs and other underwriting expenses	254,130	6,267	—	260,397	110,509	99,699
General and administrative expenses	290,079	11,967	(9,901)	292,145	252,345	241,046
Total underwriting expenses	$1,484,666	$44,953	$(9,901)	$1,519,718	$798,843	$728,373
Underwriting income	$107,975	$7,595	$—	$115,570	$25,858	$4,570
Net loss ratio	64.2%	56.1%		63.9%	66.6%	68.5%
Net operating expense ratio (non-GAAP)	28.4%	27.9%		28.4%	29.5%	30.7%
Net combined ratio (non-GAAP)	92.6%	84.0%		92.3%	96.1%	99.2%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2014				2013	2012
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$1,484,666	$44,953	$(9,901)	$1,519,718	$798,843	$728,373
Less: Loss and loss adjustment expense	940,457	26,719	—	967,176	435,989	387,628
Less: Ceding commission income	7,643	4,787	—	12,430	87,100	89,360
Less: Service and fee income	119,876	139	(9,901)	110,114	82,752	77,373
Net operating expense	$416,690	$13,308	$—	$429,998	$193,002	$174,012
Net earned premium	$1,465,122	$47,622	$—	$1,512,744	$654,849	$566,210
Net operating expense ratio (non-GAAP)	28.4%	27.9%		28.4%	29.5%	30.7%

P&C Segment Results of Operations for the Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Gross premium written. Gross premium written increased by $689.5 million, or 52.8%, from $1,305.3 million for the year ended December 31, 2013 to $1,994.7 million for the year ended December 31, 2014 primarily as a result of the Tower Reinsurance Agreements (increase of $447.9 million), the Imperial acquisition (increase of $108.3 million) and the consolidation of the Reciprocal Exchanges (increase of $70.0 million).

Net premium written. Net premium written increased by $1,083.9 million from $646.1 million for the year ended December 31, 2013 to $1,730.0 million for the year ended December 31, 2014 primarily due to the Tower Reinsurance Agreements (increase of $434.2 million), the Quota Share Runoff (increase of $457.0 million), the Imperial acquisition (increase of $87.3 million) and the consolidation of the Reciprocal Exchanges (increase of $53.1 million).

Net earned premium. Net earned premium increased by $857.9 million, or 131.0%, from $654.8 million for the year ended December 31, 2013 to $1,512.7 million for the year ended December 31, 2014 primarily as a result of the Tower Reinsurance Agreements (increase of $272.0 million), the Quota Share Runoff (increase of $457.0 million), the Imperial acquisition (increase of $66.9 million) and the consolidation of the Reciprocal Exchanges (increase of $47.6 million).

Ceding commission income. Our ceding commission income decreased by $74.7 million, or 85.7%, from $87.1 million for the year ended December 31, 2013 to $12.4 million for the year ended December 31, 2014 reflecting the Quota Share Runoff. Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 13.3% for the year ended December 31, 2013 to 0.8% for the year ended December 31, 2014. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.5% for the year ended December 31, 2014. The Reciprocal Exchanges' ceding commission ratio was 10.1% for the period ended December 31, 2014.

Service and fee income. Service and fee income increased by $27.4 million, or 33.1%, from $82.8 million for the year ended December 31, 2013 to $110.1 million for the year ended December 31, 2014 as a result of higher general agent fees and organic P&C segment growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $531.2 million, or 121.8%, from $436.0 million for the year ended December 31, 2013 to $967.2 million for the year ended December 31, 2014 primarily reflecting the Quota Share Runoff as well as the Tower Reinsurance Agreements. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 66.6% for the year ended December 31, 2013 to 63.9% for the year ended December 31, 2014 primarily due to a lower loss ratio experienced on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net loss ratio was 64.2% for the year ended December 31, 2014. The Reciprocal Exchanges' net loss ratio was 56.1% for the period ended December 31, 2014.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $149.9 million from $110.5 million for the year ended December 31, 2013 to $260.4 million for the year ended December 31, 2014. The increase was primarily due to the Tower Reinsurance Agreements and Quota Share Runoff.

General and administrative expenses. General and administrative expenses increased by $39.8 million from $252.3 million for the year ended December 31, 2013 to $292.1 million for the year ended December 31, 2014 primarily as a result of the Tower Reinsurance Agreements and P&C segment organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $237.0 million, or 122.8%, from $193.0 million for the year ended December 31, 2013 to $430.0 million for the year ended December 31, 2014. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased from 29.5% for the year ended December 31, 2013 to 28.4% for the year ended December 31, 2014 primarily due to the lower expense ratio on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.4% for the year ended December 31, 2014. The Reciprocal Exchanges' net operating expense ratio was 27.9% for the period ended December 31, 2014.

Underwriting income. Underwriting income increased from $25.9 million for the year ended December 31, 2013 to $115.6 million for the year ended December 31, 2014 primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the year ended December 31, 2014 decreased to 92.3% compared to 96.1% for the same period in 2013 primarily as the result of our lower net loss ratio and net operating expense ratio experienced on policies reinsured under the Tower Reinsurance Agreements. Excluding the Reciprocal Exchanges, the combined ratio was 92.6% for the year ended December 31, 2014. The Reciprocal Exchanges' combined ratio was 84.0% for the period ended December 31, 2014.

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

Net premium written. Net premium written increased by $21.6 million, or 3.5%, from $624.5 million for the year ended December 31, 2012 to $646.1 million for the year ended December 31, 2013, primarily due to the termination of the Personal Lines Quota Share (increase of $61.5 million), partially offset by our exit or restriction of business in the P&C Non-Core States.

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

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $48.4 million, or 12.5%, from $387.6 million for the year ended December 31, 2012, to $436.0 million for the year ended December 31, 2013 as a result of the termination of the Personal Lines Quota Share. Our net loss ratio decreased from 68.5% for the year ended December 31, 2012 to 66.6% for the year ended December 31, 2013. The loss and LAE and the net loss ratio in 2013 primarily reflect our decision to exit or restrict business in the P&C Non-Core States.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $10.8 million from $99.7 million for the year ended December 31, 2012 to $110.5 million for the year ended December 31, 2013.

General and administrative expenses. General and administrative expenses increased by $11.3 million, or 4.7%, from $241.0 million for the year ended December 31, 2012 to $252.3 million for the year ended December 31, 2013 primarily as a result of the ongoing costs for our three legacy policy administration systems in addition to the new policy administration system, the effect of the hiring of additional employees in connection with our transition to our new operations center in Cleveland and related expenses.

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

A&H Segment - Results of Operations

	Year Ended December 31,
	2014	2013	2012
	(Amounts in Thousands)
Gross premium written	$140,399	$33,501	$8,267
Ceded premiums	(397)	(285)	(226)
Net premium written	$140,002	$33,216	$8,041
Change in unearned premium	(19,526)	1	1
Net earned premium	$120,476	$33,217	$8,042
Service and fee income	58,457	44,789	16,366
Underwriting expenses:
Loss and loss adjustment expense	85,889	26,135	15,058
Acquisition costs and other underwriting expenses	54,692	24,378	11,072
General and administrative expenses	56,617	28,207	5,598
Total underwriting expenses	$197,198	$78,720	$31,728
Underwriting loss	$(18,265)	$(714)	$(7,320)
Net loss ratio	71.3%	78.7%	187.2%
Net operating expense ratio (non-GAAP)	43.9%	23.5%	3.8%
Net combined ratio (non-GAAP)	115.2%	102.2%	191.0%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2014	2013	2012
	(Amounts in Thousands)
Total underwriting expenses	$197,198	$78,720	$31,728
Less: Loss and loss adjustment expense	85,889	26,135	15,058
Less: Service and fee income	58,457	44,789	16,366
Net operating expense	$52,852	$7,796	$304
Net earned premium	$120,476	$33,217	$8,042
Net operating expense ratio (non-GAAP)	43.9%	23.5%	3.8%

A&H Segment Results of Operations for the Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Gross premium written. Gross premium written increased by $106.9 million, from $33.5 million for the year ended December 31, 2013 to $140.4 million for the year ended December 31, 2014 primarily as a result of the EHC Business.

Net premium written. Net premium written increased by $106.8 million, from $33.2 million for the year ended December 31, 2013 to $140.0 million for the year ended December 31, 2014 primarily as a result of the EHC Business.

Net earned premium. Net earned premium increased by $87.3 million, from $33.2 million for the year ended December 31, 2013 to $120.5 million for the year ended December 31, 2014 primarily as a result of the EHC Business.

Service and fee income. Service and fee income increased by $13.7 million, or 30.5%, from $44.8 million for the year ended December 31, 2013 to $58.5 million for the year ended December 31, 2014 as a result of the EHC Business and the A&H Expansion.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $59.8 million, from $26.1 million for the year ended December 31, 2013 to $85.9 million for the year ended December 31, 2014. Our net loss ratio decreased from 78.7% for the year ended December 31, 2013 to 71.3% for the year ended December 31, 2014. The loss ratio in the year ended December 31, 2014 was positively affected by the EHC Business in 2014.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $30.3 million from $24.4 million for the year ended December 31, 2013 to $54.7 million for the year ended December 31, 2014 primarily as a result of A&H Expansion expenses and the EHC Business.

General and administrative expenses. General and administrative expenses increased by $28.4 million from $28.2 million for the year ended December 31, 2013 to $56.6 million for the year ended December 31, 2014 primarily as a result of A&H Expansion expenses and the EHC Business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $45.1 million from $7.8 million for the year ended December 31, 2013 to $52.9 million for the year ended December 31, 2014. The net operating expense ratio (non-GAAP) increased from 23.5% for the year ended December 31, 2013 to 43.9% for the year ended December 31, 2014 primarily as a result of the A&H Expansion expenses.

Underwriting loss. Underwriting loss increased from a loss of $0.7 million for the year ended December 31, 2013 to a loss of $18.3 million for the year ended December 31, 2014 due to the A&H Expansion. The combined ratio for the year ended December 31, 2014 increased to 115.2% compared to 102.2% for the same period in 2013. The combined ratio was higher due to increased premium volume in connection with the A&H Expansion.

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

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $11.0 million, or 73.6%, from $15.1 million for the year ended December 31, 2012, to $26.1 million for the year ended December 31, 2013. Our net loss ratio decreased from 187.2% for the year ended December 31, 2012 to 78.7% for the year ended December 31, 2013. The loss ratio in 2013 was positively affected by the re-underwriting of the TABS book of business following the 2012 acquisition.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $13.3 million from $11.1 million for the year ended December 31, 2012 to $24.4 million for the year ended December 31, 2013.

General and administrative expenses. General and administrative expenses increased by $22.6 million from $5.6 million for the year ended December 31, 2012 to $28.2 million for the year ended December 31, 2013.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $7.5 million from $0.3 million for the year ended December 31, 2012 to $7.8 million for the year ended December 31, 2013. The net operating expense ratio (non-GAAP) increased from 3.8% in 2012 to 23.5% in 2013.

Underwriting loss. Underwriting loss decreased from a loss of $7.3 million for the year ended December 31, 2012 to a loss of $0.7 million for the year ended December 31, 2013. The combined ratio for the year ended December 31, 2013 decreased to 102.2% compared to 191.0% for the same period in 2012 primarily as the result of our lower loss ratio due to the re-underwriting of the TABS book of business following the 2012 acquisition.

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

The average yield on our investment portfolio was 3.8% and 3.9% and the average duration of the portfolio was 5.35 and 6.32 years for the years ended at December 31, 2014 and 2013, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and federal agencies	30,655	920	—	31,575
States and political subdivision bonds	101,105	1,681	(3,202)	99,584
Corporate bonds	477,442	21,397	(7,044)	491,795
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Total	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total net of Securities pledged	$764,127	$24,250	$(15,501)	$772,876

The increase in gross unrealized losses from $15.5 million at December 31, 2013 to $17.4 million at December 31, 2014 resulted from fluctuations in market interest rates.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of December 31, 2014 and 2013, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

December 31, 2013	Cost or Amortized Cost	Fair Value	Percentage of Fixed-Maturity and Preferred Securities
	(amounts in thousands)
U.S. Treasury and federal agencies	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2014 and 2013.

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

December 31, 2013	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
Total	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of December 31, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2014	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$12,445	$12,542	$9,035	$9,030	$21,480	$21,572
Due after one year through five years	160,498	168,194	29,564	29,518	190,062	197,712
Due after five years through ten years	652,012	673,529	65,630	65,785	717,642	739,314
Due after ten years	86,246	89,946	40,361	40,740	126,607	130,686
Mortgage-backed securities	467,105	479,332	77,531	77,666	544,636	556,998
Total	$1,378,306	$1,423,543	$222,121	$222,739	$1,600,427	$1,646,282

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of December 31, 2014 and 2013:

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Preferred Stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions bonds	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Residential mortgage-backed securities	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial mortgage-backed securities	8,128	(51)	2	—	—	—	8,128	(51)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 208 and 77 securities at December 31, 2014 and 2013, respectively, that account for the gross unrealized loss, none of which we deemed to be an other-than-temporary impairment ("OTTI"). Significant factors influencing our determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

During the year ended December 31, 2014, we recognized OTTI of $2.2 million on fixed maturities investments based on our qualitative and quantitative OTTI review. During the year ended December 31, 2013, we recognized OTTI of $2.9 million on an investment in equity securities based on our qualitative and quantitative OTTI review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of December 31, 2014 and 2013 are as follows:

December 31,	2014	2013
	(amounts in thousands)
Restricted cash	$7,937	$1,155
Restricted investments - fixed maturities at fair value	56,049	42,092
Total restricted cash and investments	$63,986	$43,247

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.3 million and $0.4 million, respectively. We had approximately $49.5 million and $133.9 million of collateral pledged in support for these agreements as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, we had no collateralized lending transaction principal outstanding. Interest income associated with lending agreements for the years ended December 31, 2014, 2013 and 2012 was $0, $61 and $11, respectively.

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

As of December 31, 2014, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $264.5 million, with our proportionate interest being $132.3 million. Total capital contributions of approximately $36.1 million and $70.8 million were made to the LSC Entities during the years ended December 31, 2014 and 2013, respectively, for which we contributed approximately $18.1 million and $35.4 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of December 31, 2014, the face value amounts of the 274 life insurance policies disclosed in the table below was approximately $1.7 billion. As of December 31, 2014, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of December 31, 2014. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of December 31, 2014
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	8	43,593	70,500
3 - 4	5	10,081	22,500
4 - 5	7	14,335	49,000
Thereafter	254	196,508	1,596,209
Total	274	$264,517	$1,738,209

(1)
The LSC Entities determined the fair value as of December 31, 2014 based on 218 policies out of 274 policies, as the LSC Entities assigned no value to 56 of the policies as of December 31, 2014. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the year ended December 31, 2014:

(amounts in thousands, except number of life settlement contracts)	December 31, 2014
Number of policies with a negative value from discounted cash flow model	56
Premiums paid for the year ended	$5,693
Death benefit received	$4,950

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2014, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2015	$40,961
2016	54,208
2017	52,291
2018	40,117
2019	39,777
Thereafter	552,579
$779,933

For additional information about the fair value of the life settlement contracts, see Note 6, "Equity Investments in Unconsolidated Subsidiaries" in the notes to our consolidated financial statements. For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks.”

Liquidity and Capital Resources

We are organized as a holding company with fifteen domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, especially in light of the termination of the Personal Lines Quota Share Agreement, and our entry into the Tower Reinsurance Agreements, we have raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During 2014, we closed the sale of $250.0 million aggregate principal amount of our 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. A portion of the net proceeds from the issuance was used to pay off the outstanding balance on our previous credit agreement of approximately $59.2 million and our loans payable to ACP Re, an affiliated company, of approximately $18.7 million and the remaining net proceeds from the issuance were used (i) to lend ACP Re $125 million in connection with its acquisition of Tower Group International, Ltd. and (ii) for general corporate purposes. In addition, during 2014, we entered into a $135.0 million credit agreement under which there were no amounts outstanding as of December 31, 2014. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. Also during 2014, we issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock in a public offering. The net proceeds we received from the issuance was approximately $53.2 million, after deducting the issuance expenses payable by us. See "6.75% Notes due 2024", Preferred Stock" and "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $286.3 million and $61.1 million as of December 31, 2014 and 2013, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2014, 2013 and 2012, there were $12.0 million, $24.0 million and $152.0 million, respectively, of dividends and return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company. The 2012 dividend was paid in response to a North Carolina Department of Insurance request to redistribute our insurance subsidiary capital after it approved our plan to pool all of our P&C business at our subsidiary, Integon National. After receiving the dividend, in 2012, Management Corp. paid $120.0 million in the form of a capital contribution to its subsidiary, Integon National. During 2012, the insurance subsidiaries also paid to Management Corp. a return of capital of $18.5 million.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $866.0 million, $448.8 million and $415.6 million in the years ended December 31, 2014, 2013 and 2012, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $991.9 million at December 31, 2012 to $1,116.7 million at December 31, 2013 and increased to $1,998.7 million at December 31, 2014. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the years ended December 31, 2014, 2013 and 2012, Management Corp. was paid approximately $22.3 million, $26.2 million and $27.5 million, respectively, in management fees.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Year Ended December 31,
	2014	2013	2012
Cash and Cash equivalents provided by (used in):
Operating activities	$383,808	$10,503	$7,023
Investing activities	(656,484)	(153,311)	30,755
Financing activities	329,681	176,694	(9,536)
Effect of exchange rate changes on cash and cash equivalents	1,787	—	—
Net Increase in Cash and Cash Equivalents	$58,792	$33,886	$28,242

Comparison of Years Ended December 31, 2014 and 2013

Net cash provided by operating activities was approximately $383.8 million for the year ended December 31, 2014, compared with $10.5 million provided by operating activities for the same period in 2013. For the year ended December 31, 2014, net cash provided by operating activities increased $373.3 million from the comparable period in 2013, primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff.

Net cash used in investing activities was $656.5 million for the year ended December 31, 2014, compared with net cash used in investing activities of $153.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, net cash used in investing activities increased primarily due to a $131.2 million decrease in the proceeds from the sale of short-term investments, an increase of $306.7 million in the purchases of fixed-maturity investments, a decrease in cash of $125.0 million related to a loan made to ACP Re under the ACP Re Credit Agreement, an increase of $41.2 million in the purchases of equity securities and an increase of $17.6 million in cash used for acquisitions, partially offset by a decrease of $57.1 million in the purchases of short term investments and an increase of $48.3 million in the proceeds from the sale and maturity of fixed-maturity investments.

Net cash provided by financing activities was $329.7 million for the year ended December 31, 2014, compared with net cash provided by financing activities of $176.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, cash provided by financing activities increased versus the comparable period in 2013 primarily due to: (i) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (ii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, partially offset by a lower amount of proceeds from the issuance of common stock in 2014 as compared to 2013.

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

Net cash used in investing activities was $153.3 million for the year ended December 31, 2013, compared with net cash provided by investing activities of $30.8 million for the year ended December 31, 2012. For the year ended December 31, 2013, net cash used by investing activities increased primarily due to an increase of $161.3 million in the purchases of fixed-maturity investments and a $139.0 million decrease in the proceeds from the sale of short-term investments, partially offset by a decrease of $187.6 million in cash used in the purchases of short term investments compared to the similar period in 2012.

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

Consolidating Balance Sheet Information

The following table presents the consolidating balance sheet as of December 31, 2014 (amounts in thousands):

	December 31, 2014
	NGHC	Reciprocal Exchanges	Total
ASSETS	(unaudited)
Investments:
Fixed maturities, available-for-sale, at fair value	$1,374,087	$222,739	$1,596,826
Equity securities, available-for-sale, at fair value	45,802	2,817	48,619
Short-term investments	50	10,490	10,540
Equity investment in unconsolidated subsidiaries	155,900	—	155,900
Other investments	4,764	—	4,764
Securities pledged	49,456	—	49,456
Total investments	1,630,059	236,046	1,866,105
Cash and cash equivalents	123,178	9,437	132,615
Accrued investment income	12,553	1,898	14,451
Premiums and other receivables, net	699,553	58,238	757,791
Deferred acquisition costs	121,514	4,485	125,999
Reinsurance recoverable on unpaid losses	888,215	23,583	911,798
Prepaid reinsurance premiums	75,837	26,924	102,761
Notes receivable from related party	125,000	—	125,000
Due from affiliate	5,129	—	5,129
Premises and equipment, net	30,583	—	30,583
Intangible assets, net	237,404	11,433	248,837
Goodwill	70,764	—	70,764
Prepaid and other assets	48,083	71	48,154
Total assets	$4,067,872	$372,115	$4,439,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,450,305	$111,848	$1,562,153
Unearned premiums	744,438	119,998	864,436
Unearned service contract and other revenue	8,527	—	8,527
Reinsurance payable	97,830	13,811	111,641
Accounts payable and accrued expenses	299,778	17,691	317,469
Due to affiliate	—	1,552	1,552
Securities sold under agreements to repurchase, at contract value	46,804	—	46,804
Deferred tax liability	29,133	38,402	67,535
Income tax payable	29,532	1,059	30,591
Notes payable	255,631	48,374	304,005
Other liabilities	46,114	5,710	51,824
Total liabilities	3,008,092	358,445	3,366,537
Stockholders’ equity:
Common stock	934	—	934
Preferred stock	55,000	—	55,000
Additional paid-in capital	690,736	—	690,736
Accumulated other comprehensive income	20,192	—	20,192
Retained earnings	292,832	—	292,832
Total National General Holdings Corp. Stockholders' Equity	1,059,694	—	1,059,694
Non-controlling interest	86	13,670	13,756
Total stockholders’ equity	1,059,780	13,670	1,073,450
Total liabilities and stockholders' equity	$4,067,872	$372,115	$4,439,987

Other Material Changes in Financial Position

	December 31,
(amounts in thousands)	2014	2013
Selected Assets:
Premiums and other receivables, net	$757,791	$449,252
Deferred acquisition costs	$125,999	$60,112
Prepaid reinsurance premiums	$102,761	$50,878
Goodwill and Intangible assets, net	$319,601	$156,915
Prepaid and other assets	$48,154	$9,240
Selected Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,562,153	$1,259,241
Unearned premiums	$864,436	$476,232
Reinsurance payable	$111,641	$93,534
Accounts payable and accrued expenses	$317,469	$91,143
Deferred tax liability and Income tax payable	$98,126	$26,463

During the year ended December 31, 2014, premiums and other receivables, net increased $308.5 million compared to December 31, 2013 primarily due to the Tower Cut-Through and Quota Share Reinsurance Agreements, the EHC Reinsurance Agreement, Personal Express and Imperial acquisitions, Reciprocal Exchanges and the Quota Share Runoff. Deferred acquisition costs increased $65.9 million compared to December 31, 2013 primarily due to the Tower Cut-Through and Quota Share Reinsurance Agreements, Imperial new and renewal business and Reciprocal Exchanges. Prepaid reinsurance premiums increased $51.9 million compared to December 31, 2013 due to the Imperial acquisition and the Reciprocal Exchanges. Goodwill and Intangible assets, net increased $162.7 million compared to December 31, 2013 due to the acquisitions of Anticimex Reinsurance S.A., Personal Express, Imperial Fire & Casualty, Tower renewal rights and the management companies for the Reciprocal Exchanges. Prepaid and other assets increased $38.9 million compared to December 31, 2013 due to the Tower business.

Unpaid loss and loss adjustment expense reserves increased $302.9 million compared to December 31, 2013 primarily due to the Tower Cut-Through and Quota Share Reinsurance Agreements, the EHC Reinsurance Agreement, Imperial, Reciprocal Exchanges and the Quota Share Runoff. Unearned premiums increased $388.2 million compared to December 31, 2013 primarily due to the Tower Cut-Through and Quota Share Reinsurance Agreements, EHC Reinsurance, Personal Express, Imperial, Reciprocal Exchanges and Quota Share Runoff. Reinsurance payable increased $18.1 million compared to December 31, 2013 primarily due to the Tower Cut-Through and Quota Share Reinsurance Agreements, Personal Express and Imperial acquisitions, Reciprocal Exchanges and the Quota Share Runoff. Accounts payable and accrued expenses increased $226.3 million compared to December 31, 2013 primarily due to the Tower Cut-Through and Quota Share Reinsurance Agreements, Personal Express and Imperial acquisitions, and Reciprocal Exchanges. Deferred tax liability and Income tax payable increased $71.7 million compared to December 31, 2013 primarily due to the acquisition of Anticimex Reinsurance SA and the corresponding deferred tax liability associated with the acquired equalization reserves, and the acquisition of the management companies, as well as the increase in taxable income year over year. All other balances remained within the expected range.

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

All automobile insurers doing business in Michigan are required to participate in the MCCA. The MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of a set limit. Insurers are reimbursed for their covered losses in excess of a $530,000 threshold, which was increased from $460,000 to $480,000 on July 1, 2010, was increased to $500,000 in 2011 and remained at the $500,000 level through June 30, 2013. Policies effective after July 1, 2013 have a threshold of $530,000. For policies effective after July 1, 2015 through June 30, 2017, the retention will be $545,000. We currently have claims with retentions ranging from $250,000 to $530,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The following is a summary of premium and related losses ceded to the MCCA for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, (amounts in thousands)	2014	2013	2012
Ceded earned premiums	$12,968	$12,882	$10,485
Ceded Loss and LAE	12,529	9,037	17,275

Reinsurance recoverables from the MCCA as of December 31, 2014 and 2013 are as follows:

December 31, (amounts in thousands)	2014	2013
Reinsurance recoverable on paid losses	$8,482	$9,685
Reinsurance recoverable on unpaid losses	689,202	694,885

The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. Companies licensed to write automobile insurance in the state must be members of the NCRF and must offer liability coverage to any eligible North Carolina resident applicant for coverages and limits which may be ceded to the NCRF. The NCRF accepts cession of liability for bodily injury and property damage, medical payments, uninsured and combined uninsured/underinsured motorist coverages. Funding for the NCRF comes from premiums collected from automobile insurers based upon the amounts of coverage provided with respect to insured automobiles in the state. North Carolina law provides that cumulative losses incurred by the NCRF are recoverable either through direct surcharges to North Carolina motorists or indirectly by assessments of member companies, which recoup the costs from individual policyholders.

The following is a summary of premium and related losses ceded to the NCRF for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, (amounts in thousands)	2014	2013	2012
Ceded earned premiums	$151,744	$138,473	$145,200
Ceded Loss and LAE	130,265	111,185	130,524

Reinsurance recoverables from the NCRF as of December 31, 2014 and 2013 are as follows:

December 31, (amounts in thousands)	2014	2013
Reinsurance recoverable on paid losses	$22,050	$21,153
Reinsurance recoverable on unpaid losses	84,152	74,891

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

In addition to the reinsurance programs described above, until July 31, 2013, we used the Personal Lines Quota Share reinsurance arrangement to limit our maximum loss, provide greater diversification of risk and minimize exposure on larger risks. For further discussion on the Personal Lines Quota Share arrangement, see Note 16, “Related Party Transactions” in the notes to our consolidated financial statements.

We have a concentration of credit risk associated with the MCCA, the NCRF and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses from these entities at December 31, 2014 and 2013 are as follows:

December 31, (amounts in thousands)	2014	2013	A.M. Best Rating
MCCA	$689,202	$694,885	N/R
NCRF	84,152	74,891	N/R
Maiden Insurance Company	44,205	88,054	A-
ACP Re Ltd	26,523	52,833	A-
Technology	17,682	35,222	A
Other reinsurers' balances - each less than 5% of total	26,451	4,943
Subtotal	$888,215	$950,828
Reciprocal Exchanges	23,583	—
Total	$911,798	$950,828

We also have reinsurance with ACP Re and Maiden Insurance that requires the reinsurers to provide collateral to mitigate any risk of default. As of December 31, 2014, ACP Re and Maiden Insurance had provided collateral in the amounts of $31.0 million and $58.5 million, respectively. As of December 31, 2013, ACP Re and Maiden Insurance had provided collateral in the amounts of $58.0 million and $104.8 million, respectively.

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the Indenture as of December 31, 2014.

The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses. We used a portion of the net proceeds from the issuance to repay all amounts outstanding under (A) the credit agreement, dated as of February 20, 2013, by and among us, JPMorgan Chase Bank, N.A., as Administrative Agent, Key Bank National Association, as Syndication Agent, and First Niagara Bank, N.A., as Documentation Agent, and (B) our promissory note to ACP Re.

Interest expense on the 6.75% Notes for the year ended December 31, 2014 was $10.2 million.

Preferred Stock

On June 25, 2014, we issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock ("Series A Preferred Stock") in a public offering. Dividends on the Series A Preferred Stock when, as and if declared by the Company's Board of Directors (the "Board") or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a "dividend payment date"), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds we received from the issuance was approximately $53.2 million, after deducting the underwriting discount and issuance expenses.

Revolving Credit Agreements

During the first quarter of 2013, we entered into a credit agreement to establish a secured $90.0 million line of credit with JPMorgan Chase Bank, N.A. Interest payments were required to be paid monthly on any unpaid principal at a rate of LIBOR plus 2.50%. The credit agreement had a maturity date of February 20, 2016. The outstanding balance on the line of credit of $59.2 million was repaid and the credit facility was terminated in the second quarter of 2014 in connection with the issuance of the 6.75% Notes.

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the Credit Agreement, declare the Company’s obligations under the Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the Credit Agreement. The Credit Agreement has a maturity date of May 30, 2018.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of December 31, 2014).

As of December 31, 2014, there was no outstanding balance on the line of credit. Interest expense for our existing and repaid lines of credit for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.3 million and $0.5 million, respectively.

We were in compliance with all of the covenants under the Credit Agreement as of December 31, 2014.

Imperial-related Debt

In connection with the Imperial transaction, we assumed $3.5 million in principal amount of Senior Notes due 2034 ("Imperial-related Notes") previously issued by Imperial Management Corporation. The notes bore interest at an annual rate equal to LIBOR plus 3.95%, payable quarterly. The notes were redeemed by us at a redemption price equal to 100% of their principal amount plus accrued interest on September 15, 2014. Interest expense on the Imperial-related Notes for the year ended December 31, 2014 was $37.0 thousand. In addition, Imperial Fire and Casualty Insurance Company is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the year ended December 31, 2014 was $0.1 million. (See Note 7, "Acquisitions" in the notes to our consolidated financial statements).

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the period ended December 31, 2014 was $5.7 million, which includes amortization of discount of $3.8 million. (See Note 16, "Related Party Transactions" in the notes to our consolidated financial statements).

Securities Sold (Purchased) Under Agreements to Repurchase (Sell), at Contract Value

We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. As of December 31, 2013, we had collateralized borrowing transaction principal outstanding of $109.6 million at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.3 million and $0.4 million, respectively. We had approximately $49.5 million and $133.9 million of collateral pledged in support for these agreements as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, we had no collateralized lending transaction principal outstanding. Interest income associated with lending agreements for the years ended December 31, 2014, 2013 and 2012 was $0, $61 and $11, respectively.

Deferred Purchase Obligation

On April 15, 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”) for an initial purchase price of approximately $23.6 million in cash. The transaction also includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) when combined with EHC’s equity at closing exceeds the initial purchase price, the seller will be entitled to receive an amount corresponding to fifty percent of EHC’s EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. We currently estimate the total purchase price including the deferred arrangement to be approximately $37.3 million. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2014:

(amounts in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Loss and LAE(1)	$1,562,153	$611,454	$388,031	$157,081	$405,587
Operating lease obligations	68,712	8,619	15,552	13,959	30,582
Employment agreement obligations	8,253	5,022	3,231	—	—
Contributions to LSC Entities related to life settlement contracts(2)	389,967	20,481	53,250	39,947	276,289
Debt and interest(3)	418,550	17,759	34,190	34,190	332,411
Contingent Payments(4)	30,000	10,873	19,127	—	—
Deferred purchase price arrangement(5)	13,700	$—	$6,700	$7,000	$—
Total	$2,491,335	$674,208	$520,081	$252,177	$1,044,869

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2014 and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business-Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors-Risks Relating to Our Business Generally-If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)
As of as of December 31, 2014, we had a 50% ownership interests in the LSC Entities which in turn owned 274 life settlement contracts with a carrying value of $264.5 million. In order to derive the economic benefit of the face value of these policies, the LSCs are required to make these premium payments.

(3)
The debt and interest contractual obligations of the Reciprocal Exchanges are excluded from the table since we do not own the Reciprocal Exchanges. The interest related to our debt by period as of December 31, 2014 was as follows: $17.1 million - less than 1 year, $34.2 million - 1 - 3 years, $34.2 million - 3 - 5 years and $77.4 million- more than 5 years.

(4)
On July 23, 2014, we and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires us to pay ACP Re contingent consideration in the form of a three-year earn-out (the "Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by us following the Merger. The Contingent Payments are subject to a maximum of $30.0 million, in the aggregate, over the three-year period. The expected Contingent Payments as of December 31, 2014 are $30.0 million. (See Note 16, "Related Party Transactions" in the notes to our consolidated financial statements).

(5)
On April 15, 2013, we acquired EHC. The transaction includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) when combined with EHC’s equity at closing exceeds the initial purchase price, the seller will be entitled to receive an amount corresponding to fifty percent of EHC’s EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. We currently estimate the deferred purchase price arrangement will be approximately $13.7 million.

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

We address the credit risk related to the issuers of our fixed-maturity securities by investing primarily in fixed-maturity securities that are rated “BBB-” or higher by Standard & Poor’s. We also independently monitor the financial condition of all issuers of our fixed-maturity securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector.

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

Interest Rate Risk. We had fixed-maturity securities and preferred stock with a fair value of $1,654.0 million and an amortized cost of $1,608.2 million as of December 31, 2014 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of December 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $7.7 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of December 31, 2014.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,480,008	$(166,274)	(10.1)%
100 basis point increase	1,560,675	(85,607)	(5.2)
No change	1,646,282	—	—
100 basis point decrease	1,735,181	88,899	5.4
200 basis point decrease	1,832,312	186,030	11.3

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $304.0 million of debt instruments of which $250.6 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.5 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off Balance Sheet Risk. As of December 31, 2014 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that our internal control over financial reporting is effective as of December 31, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2015 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2014 under our 2010 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	5,438,148	$8.88	1,839,470
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	5,438,148	$8.88	1,839,470

(1) Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 24, “Share Based Compensation” in the notes to our consolidated financial statements.
(2) Only applies to outstanding options, as restricted stock units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2015.

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

NATIONAL GENERAL HOLDINGS CORP.
March 9, 2015	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael Karfunkel	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2015
Michael Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	March 9, 2015
Michael Weiner

/s/ Donald Bolar	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2015
Donald Bolar

/s/ Barry Karfunkel	Director	March 9, 2015
Barry Karfunkel

/s/ Barry Zyskind	Director	March 9, 2015
Barry Zyskind

/s/ Donald DeCarlo	Director	March 9, 2015
Donald DeCarlo

/s/ Patrick Fallon	Director	March 9, 2015
Patrick Fallon

/s/ Barbara Paris	Director	March 9, 2015
Barbara Paris

/s/ Ephraim Brecher	Director	March 9, 2015
Ephraim Brecher

NATIONAL GENERAL HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm
Board of Directors
National General Holdings Corp.
New York, New York
We have audited the accompanying consolidated balance sheets of National General Holdings Corp. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National General Holdings Corp. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
New York, New York
March 9, 2015

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2014	2013
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $1,330,760 and $757,188)	$1,374,087	$766,589
Equity securities, available-for-sale, at fair value (cost $52,272 and $6,939)	45,802	6,287
Short-term investments	50	—
Equity investment in unconsolidated subsidiaries	155,900	133,193
Other investments	4,764	2,893
Securities pledged (amortized cost $47,546 and $133,013)	49,456	133,922
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $222,121)	222,739	—
Equity securities, available-for-sale, at fair value (cost $2,752)	2,817	—
Short-term investments	10,490	—
Total investments	1,866,105	1,042,884
Cash and cash equivalents (Exchanges - $9,437 and $0)	132,615	73,823
Accrued investment income (Exchanges - $1,898 and $0)	14,451	9,263
Premiums and other receivables, net (Related parties $14,603 and $74,006) (Exchanges - $58,238 and $0)	757,791	449,252
Deferred acquisition costs (Exchanges - $4,485 and $0)	125,999	60,112
Reinsurance recoverable on unpaid losses (Related parties - $88,970 and $176,241) (Exchanges - $23,583 and $0)	911,798	950,828
Prepaid reinsurance premiums (Exchanges - $26,924 and $0)	102,761	50,878
Notes receivable from related party	125,000	—
Due from affiliate	5,129	4,785
Premises and equipment, net	30,583	29,535
Intangible assets, net (Exchanges - $11,433 and $0)	248,837	86,564
Goodwill	70,764	70,351
Prepaid and other assets (Exchanges - $71 and $0)	48,154	9,240
Total assets	$4,439,987	$2,837,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $111,848 and $0)	$1,562,153	$1,259,241
Unearned premiums (Exchanges - $119,998 and $0)	864,436	476,232
Unearned service contract and other revenue	8,527	7,319
Reinsurance payable (Related parties - $26,241 and $76,360) (Exchanges - $13,811 and $0)	111,641	93,534
Accounts payable and accrued expenses (Related parties - $178,444 and $10,216) (Exchanges - $17,691 and $0)	317,469	91,143
Due to affiliate (Exchanges - $1,552 and $0)	1,552	—
Securities sold under agreements to repurchase, at contract value	46,804	109,629
Deferred tax liability (Exchanges - $38,402 and $0)	67,535	24,476
Income tax payable (Exchanges - $1,059 and $0)	30,591	1,987
Notes payable (Exchanges owed to related party - $48,374 and $0)	304,005	81,142
Other liabilities (Exchanges - $5,710 and $0)	51,824	49,945
Total liabilities	3,366,537	2,194,648
Commitments and contingencies (Note 18)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014; authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013	934	797
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014; authorized 10,000,000 shares, issued and outstanding 0 shares - 2013	55,000	—
Additional paid-in capital	690,736	437,006
Accumulated other comprehensive income	20,192	7,425
Retained earnings	292,832	197,552
Total National General Holdings Corp. Stockholders' Equity	1,059,694	642,780
Non-controlling interest (Exchanges - $13,670 and $0)	13,756	87
Total stockholders’ equity	1,073,450	642,867
Total liabilities and stockholders' equity	$4,439,987	$2,837,515

See accompanying notes to consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Premium income:
Gross premium written	$2,135,107	$1,338,755	$1,351,925
Ceded premiums (related parties - $44,936, $501,067 and $561,434 in 2014, 2013 and 2012, respectively)	(265,083)	(659,439)	(719,431)
Net premium written	1,870,024	679,316	632,494
Change in unearned premium	(236,804)	8,750	(58,242)
Net earned premium	1,633,220	688,066	574,252
Ceding commission income (primarily related parties)	12,430	87,100	89,360
Service and fee income	168,571	127,541	93,739
Net investment income	52,426	30,808	30,550
Net realized gain (loss) on investments	(2,892)	(1,669)	16,612
Bargain purchase gain and other revenue	(1,660)	16	3,728
Total revenues	1,862,095	931,862	808,241
Expenses:
Loss and loss adjustment expense	1,053,065	462,124	402,686
Acquisition costs and other underwriting expenses	315,089	134,887	110,771
General and administrative expenses	348,762	280,552	246,644
Interest expense	17,736	2,042	1,787
Total expenses	1,734,652	879,605	761,888
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	127,443	52,257	46,353
Provision for income taxes	23,876	11,140	12,309
Income before equity in earnings (losses) of unconsolidated subsidiaries	103,567	41,117	34,044
Equity in earnings (losses) of unconsolidated subsidiaries	1,180	1,274	(1,338)
Net income	104,747	42,391	32,706
Less: Net loss (income) attributable to non-controlling interest	(2,504)	(82)	—
Net income attributable to National General Holdings Corp. ("NGHC")	$102,243	$42,309	$32,706
Dividends on preferred stock	(2,291)	(2,158)	(4,674)
Net income attributable to NGHC common stockholders	$99,952	$40,151	$28,032
Earnings per common share:
Basic earnings per share	$1.09	$0.62	$0.62
Diluted earnings per share	$1.07	$0.59	$0.56
Dividends declared per common share	$0.05	$0.01	$—
Weighted average common shares outstanding:
Basic	91,499,122	65,017,579	45,554,570
Diluted	93,515,417	71,801,613	58,286,700
Net realized gain (loss) on investments:
Other than temporary impairment loss	$(2,244)	$(2,869)	$—
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(2,244)	(2,869)	—
Other net realized gain (loss) on investments	(648)	1,200	16,612
Net realized gain (loss) on investments	$(2,892)	$(1,669)	$16,612

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$104,747	$42,391	$32,706
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,171)	365	—
Unrealized holding gain (loss) on securities, net of tax expense of $10,059, $(16,242) and $9,962 in 2014, 2013 and 2012, respectively	18,681	(30,164)	18,342
Reclassification adjustment for securities sold during the year, net of tax expense of $(33), $2,558 and $1,710 in 2014, 2013 and 2012, respectively	(61)	4,750	3,175
Other comprehensive income (loss), net of tax	13,449	(25,049)	21,517
Comprehensive income	118,196	17,342	54,223
Less: Comprehensive loss (income) attributable to non-controlling interest	(3,186)	(82)	—
Comprehensive income attributable to NGHC	$115,010	$17,260	$54,223

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2014, 2013 and 2012

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance December 31, 2011	45,554,570	$455	53,054	$53,054	$159,485	$136,333	$10,957	$1,312	$361,596
Net income	—	—	—	—	—	32,706	—	—	32,706
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	21,517	—	21,517
Return of capital	—	—	—	—	(1,359)	—	—	—	(1,359)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(1,307)	(1,307)
Stock-based compensation	—	—	—	—	(111)	—	—	—	(111)
Balance December 31, 2012	45,554,570	455	53,054	53,054	158,015	169,039	32,474	5	413,042
Net income	—	—	—	—	—	42,309	—	82	42,391
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	365	—	365
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	(25,414)	—	(25,414)
Preferred stock dividends	—	—	—	—	—	(12,202)	—	—	(12,202)
Common stock dividends	—	—	—	—	—	(1,594)	—	—	(1,594)
Conversion of preferred stock	12,295,430	123	(53,054)	(53,054)	52,931	—	—	—	—
Issuance of common stock	21,881,800	219	—	—	213,058	—	—	—	213,277
Capital contributions	—	—	—	—	10,275	—	—	—	10,275
Stock-based compensation	—	—	—	—	2,727	—	—	—	2,727
Balance December 31, 2013	79,731,800	797	—	—	437,006	197,552	7,425	87	642,867
Net income	—	—	—	—	—	102,243	—	2,504	104,747
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,171)	—	(5,171)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	17,938	—	17,938
Reciprocal Exchanges' equity on September 15, 2014, date of consolidation	—	—	—	—	—	—	—	11,165	11,165
Preferred stock dividends	—	—	—	—	—	(2,291)	—	—	(2,291)
Common stock dividends	—	—	—	—	—	(4,672)	—	—	(4,672)
Issuance of common stock	13,570,000	136	—	—	177,697	—	—	—	177,833
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Capital contributions	—	—	—	—	74,215	—	—	—	74,215
Exercises of stock options	125,582	1	—	—	795	—	—	—	796
Stock-based compensation	—	—	—	—	2,859	—	—	—	2,859
Balance December 31, 2014	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$104,747	$42,391	$32,706
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	43,905	21,536	23,499
Net amortization of premium on fixed maturities	2,596	3,870	5,946
Net amortization of discount on debt	3,774	—	—
Stock compensation expense	2,859	2,727	(111)
Equity in (earnings) losses of unconsolidated subsidiaries	(1,180)	(1,274)	1,338
Net realized loss (gain) on investments	648	(2,645)	(16,612)
Other than temporary impairment loss	2,244	2,869	—
Realized loss (gain) on premise and equipment disposals	(271)	96	—
Bad debt expense	29,133	22,484	19,966
Foreign currency translation adjustment, net of tax	(1,655)	365	—
Bargain purchase gain	—	—	(3,728)
Changes in assets and liabilities:
Accrued investment income	(2,591)	(245)	(680)
Premiums and other receivables	(236,128)	(12,980)	(86,986)
Deferred acquisition costs, net	(65,626)	122	(2,515)
Reinsurance recoverable on unpaid losses	78,578	40,619	(71,118)
Prepaid reinsurance premiums	13,095	3,617	19,256
Prepaid expenses and other assets	(38,586)	963	2,145
Unpaid loss and loss adjustment expense reserves	133,531	(27,289)	57,552
Unearned premiums	212,577	(12,366)	38,987
Unearned service contract and other revenue	1,208	3,147	(628)
Reinsurance payable	(17,147)	(41,426)	25,981
Accounts payable	148,456	(440)	1,267
Income tax payable	30,116	(5,960)	12,611
Deferred tax liability	(65,507)	(10,712)	(30,979)
Other liabilities	5,032	(18,966)	(20,874)
Net cash provided by operating activities	383,808	10,503	7,023
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(21,647)	(47,729)	(13,653)
Distributions from unconsolidated subsidiaries	—	—	1,851
Purchases of other investments	(14,604)	(2,193)	(392)
Acquisition of consolidated subsidiaries, net of cash obtained	(36,200)	(18,555)	4,404
Purchases of short term investments	—	(57,068)	(244,636)
Notes receivable from related party	(125,000)	—	—
Proceeds from sale of short-term investments	—	131,197	270,239
Proceeds from sale of equity securities	2,829	—	—
Purchases of premises and equipment	(15,307)	(10,873)	(18,593)
Proceeds from sale of premises and equipment	1,046	—	—
Purchases of equity securities	(45,970)	(4,808)	(5,000)
Purchases of fixed maturities	(746,338)	(439,673)	(278,417)
Proceeds from sale and maturity of fixed maturities	344,707	296,391	314,952
Net cash provided by (used in) investing activities	(656,484)	(153,311)	30,755

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(62,825)	22,885	(21,949)
Securities sold but not yet purchased, net	—	(56,700)	30,914
Return of capital	—	—	(1,359)
Notes payable repayments	(84,427)	(58,435)	(30,780)
Proceeds from notes payable	250,000	69,463	13,638
Issuance of common stock	177,833	213,277	—
Issuance of preferred stock, net of fees	53,164	—	—
Exercises of stock options	796	—	—
Dividends paid to preferred shareholders	(1,260)	(12,202)	—
Dividends paid to common shareholders	(3,600)	(1,594)	—
Net cash provided by (used in) financing activities	329,681	176,694	(9,536)
Effect of exchange rate changes on cash and cash equivalents	1,787	—	—
Net increase in cash and cash equivalents	58,792	33,886	28,242
Cash and cash equivalents, beginning of the year	73,823	39,937	11,695
Cash and cash equivalents, end of the year	$132,615	$73,823	$39,937
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$54,031	$24,500	$32,500
Cash paid for interest	17,144	1,256	396
Non-cash capital contributions	74,215	10,275	—

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, a variety of insurance products, including personal and commercial automobile, supplemental health, homeowners and umbrella, and other niche products. The insurance is sold through a network of independent agents, relationships with affinity partners, and direct-response marketing programs. The Company is licensed to operate throughout the fifty states and the District of Columbia as well as the European Union.

2. Significant Accounting Policies

Basis of Reporting

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The consolidated financial statements as of December 31, 2014 and for the year ended December 31, 2014 also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the "Reciprocal Exchanges" or "Exchanges"), following the Company's acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies. The results of the Reciprocal Exchanges and the management companies are included in the Company's Property and Casualty segment.

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

Premiums and Other Receivables

The Company recognizes earned premiums on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies. Net premium receivables represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premiums and other receivables and adjusts its allowance for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the year the determination is made.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (i.e., over the estimated payout period of the acquired loss and LAE reserves). The Company assigns fair values to intangible assets acquired based on valuation techniques including the income and market approaches. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company expenses costs associated with the acquisition of a business in the period incurred.

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

Investments

The Company accounts for its investments in accordance with ASC 320, “Investments - Debt and Equity Securities”, which requires that fixed maturities and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. The Company has classified its investments as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of other comprehensive income in the consolidated statement of comprehensive income.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other than temporary. The Company immediately writes down investments that it considers to be impaired based on the above criteria collectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded an other-than-temporary impairment charge of $2,244, $2,869, and $0, respectively.

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

(iii)
Mortgage and asset-backed securities - For mortgage and asset-backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic lives of the securities. The effective yield reflects actual payments to date plus anticipated future payments. These investments are recorded as fixed maturities on the consolidated balance sheets.

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

Investments in Unconsolidated Subsidiaries

The Company uses the equity method of accounting for investments in subsidiaries in which its ownership interest enables the Company to influence operating or financial decisions of the subsidiary, but the Company’s interest does not require consolidation. In applying the equity method, the Company records its investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. The Company’s proportionate share of net income is reported in the consolidated statement of income.

Stock Compensation Expense

The Company recognizes compensation expense for its share-based awards over the estimated vesting period based on estimated grant date fair value. Share-based payments include stock option grants and restricted stock units ("RSU") under the Company’s 2010 and 2013 Equity Incentive Plans.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options and convertible preferred stock using the treasury stock method.

Impairment of Long-lived Assets

The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in the years ended December 31, 2014, 2013 and 2012.

Income Taxes

The Company joins its subsidiaries in the filing of a consolidated Federal income tax return and is party to Federal income tax allocation agreements. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount,

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return. The Reciprocal Exchanges are not party to federal income tax allocation agreements but file separate tax returns annually.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset and liability primarily consists of book versus tax differences for earned premiums, loss and LAE reserve discounting, deferred acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on fixed maturities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

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

Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If the Company determines that a reinsurance contract does not transfer sufficient risk, it accounts for the contract under deposit accounting.

Premises and Equipment

Premises and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings and improvements	30 years
Leasehold improvements	Remaining lease term
Hardware and software	3 to 5 years
Furniture and equipment	3 to 10 years

The Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to future use.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2014, 2013 and 2012 was $6,267, $6,866 and $5,971, respectively.

Non-controlling Interest and Variable Interest Entities

The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. The Company’s consolidation principles also consolidates entities in which the Company is deemed a primary beneficiary. Non-controlling interest income or loss represents such non-controlling interests in the earnings of that entity. The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary (see Note 3, "Reciprocal Exchanges"). All significant transactions and account balances between the Company and its subsidiaries are eliminated during consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2014 and 2013, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

Reclassifications

Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. This did not have any impact on the net income of the Company.

Foreign Currency Transactions

The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, the Company translates monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the consolidated statements of income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents, reinsurance balances receivable, reserve for loss and loss adjustment expenses and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.

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

Management fees earned by the management companies for services provided to the Reciprocal Exchanges are eliminated in consolidation.

Year Ended December 31,	2014	2013	2012
Installment fees	$30,323	$30,666	$38,340
Commission revenue	52,597	43,716	16,502
General agent fees	45,637	21,526	13,233
Late payment fees	11,658	11,240	10,962
Finance and processing fees	13,569	11,727	8,363
Other	14,787	8,666	6,339
	$168,571	$127,541	$93,739

Recent Accounting Literature

In July 2013, the FASB, issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

•
To the extent a NOL carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; and

•	The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should net the unrecognizable tax benefit with a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company adopted ASU 2013-11 on January 1, 2014 and the implementation of the standard did not have an impact on the Company's results of operations, financial condition or liquidity.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In March 2013, the FASB issued ASU 2013-05, "Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity" to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 is applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company adopted ASU 2013-05 on January 1, 2014 and the implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

Recently Issued Accounting Standards Update - Not Yet Adopted

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

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective prospectively for fiscal years beginning after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

In November 2014, the FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity (a consensus of the FASB Emerging Issues Task Force)", to reduce diversity in practice in the accounting for hybrid financial instruments issued in the form of a share. The amendments in ASU 2014-16 do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. Furthermore, ASU 2014-16 clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this Update clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting the amendments in ASU 2014-16 are to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments are to be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) (simplifying income statement presentation by eliminating the concept of extraordinary items)”, as part of its initiative to reduce complexity in accounting standards. ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Previously, an event or transaction was presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction met the criteria for extraordinary classification, an entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also was required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. An entity has a choice of transition methods. It may apply the amendments in ASU 2015-01 either prospectively or retrospectively to all prior periods presented in the financial statements. The amendments in ASU 2015-01 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. An entity has the option to adopt the changes earlier provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Reciprocal Exchanges

As of September 15, 2014, through its wholly-owned management companies, the Company manages the business operations of the Reciprocal Exchanges and has the ability to direct their activities. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders.

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

Subsidiaries of ACP Re Ltd. ("ACP Re"), a related party, hold the surplus notes that were issued by the Reciprocal Exchanges when they were originally capitalized. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.

The Company determined that it holds a variable interest in each of the Reciprocal Exchanges because of the significance of the management fees paid by the Reciprocal Exchanges to the wholly-owned subsidiaries of the Company as the Reciprocal Exchanges' decision-maker and the relevance of these fees to the economic performance of the Reciprocal Exchanges. Each of the Reciprocal Exchanges qualifies as a Variable Interest Entity ("VIE") because the policyholders of the Reciprocal Exchanges lack the ability to direct the activities of the Reciprocal Exchanges that have a significant impact on the Reciprocal Exchanges' economic performance. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the right to economic benefits that could be potentially significant. Accordingly, the Company consolidates these Reciprocal Exchanges and eliminates all intercompany balances and transactions with the Company.

For the period from September 15, 2014 to December 31, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $54,347, $51,841 and $2,506, respectively.

For the period from September 15, 2014 to December 31, 2014, the Company earned management fees from the Reciprocal Exchanges in the amount of $9,901. Such amount is eliminated in our consolidated earnings.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the balance sheet of the Reciprocal Exchanges as of September 15, 2014:

September 15, 2014
Assets:
Cash and investments	$235,684
Accrued investment income	1,975
Premiums receivables	62,412
Reinsurance recoverable on unpaid losses	19,137
Prepaid reinsurance premiums	27,166
Intangible assets, net	13,901
Income tax receivable	819
Other assets	124
Total assets	$361,218
Liabilities:
Unpaid loss and loss adjustment expense reserves	$113,828
Unearned premiums	114,786
Reinsurance payable	5,167
Accounts payable and accrued expenses	10,120
Deferred tax liability	39,238
Notes payable	44,600
Due to affiliate	17,808
Other liabilities	4,506
Total liabilities	350,053
Stockholders’ equity:
Non-controlling interest	11,165
Total stockholders’ equity	11,165
Total liabilities and stockholders' equity	$361,218

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

December 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	5,000	—	(652)	4,348
Fixed maturities:
U.S. Treasury and federal agencies	30,655	920	—	31,575
States and political subdivision bonds	101,105	1,681	(3,202)	99,584
Corporate bonds	477,442	21,397	(7,044)	491,795
Residential mortgage-backed securities	272,820	4,136	(7,527)	269,429
Commercial mortgage-backed securities	8,179	—	(51)	8,128
Total	$897,140	$28,134	$(18,476)	$906,798
Less: Securities pledged	133,013	3,884	(2,975)	133,922
Total net of Securities pledged	$764,127	$24,250	$(15,501)	$772,876

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of December 31, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	NGHC		Reciprocal Exchanges		Total
December 31, 2014	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$12,445	$12,542	$9,035	$9,030	$21,480	$21,572
Due after one year through five years	160,498	168,194	29,564	29,518	190,062	197,712
Due after five years through ten years	652,012	673,529	65,630	65,785	717,642	739,314
Due after ten years	86,246	89,946	40,361	40,740	126,607	130,686
Mortgage-backed securities	467,105	479,332	77,531	77,666	544,636	556,998
Total	$1,378,306	$1,423,543	$222,121	$222,739	$1,600,427	$1,646,282

(b) Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Interest
Cash and short term investments	$114	$14	$60
Equity securities	349	—	—
Fixed maturities	52,008	33,936	32,047
Reverse Repurchase Agreements	—	61	11
Investment Income	52,471	34,011	32,118
Investment expense	(2,629)	(2,927)	(1,152)
Repurchase Agreements interest expense	(236)	(276)	(416)
Other Income (1)	2,820	—	—
Net Investment Income	$52,426	$30,808	$30,550
NGHC	$50,627	$30,808	$30,550
Reciprocal Exchanges	1,799	—	—
Net Investment Income	$52,426	$30,808	$30,550

(1) Includes interest income of approximately $2,601 for the year ended December 31, 2014, under the ACP Re Credit Agreement (see Note 16, "Related Party Transactions").

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the years ended December 31, 2014 and 2013 were $218,496 and $296,391, respectively. For the year ended December 31, 2014, the Company recognized OTTI of $2,244 on fixed maturities investments based on our qualitative and quantitative OTTI review. For the year ended December 31, 2013, the Company recognized OTTI of $2,869 on a common stock investment based on our qualitative and quantitative OTTI review.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below indicate the gross realized gains and losses (including any OTTI loss) for the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$34	$(613)	$(579)
Fixed maturities	151	(220)	(69)
Other Than Temporary Impairment Loss	—	(2,244)	(2,244)
Total gross realized gains and losses	$185	$(3,077)	$(2,892)
NGHC	$185	$(3,077)	$(2,892)
Reciprocal Exchanges	—	—	—
Total gross realized gains and losses	$185	$(3,077)	$(2,892)

Year Ended December 31, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities	$8,865	$(7,665)	$1,200
Other Than Temporary Impairment Loss	—	(2,869)	$(2,869)
Total gross realized gains and losses	$8,865	$(10,534)	$(1,669)

Year Ended December 31, 2012	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities	$18,342	$(1,730)	$16,612
Total gross realized gains and losses	$18,342	$(1,730)	$16,612

(d) Unrealized Gains and Losses

Unrealized gains (losses) on equity securities, fixed maturities and securities sold but not yet purchased consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Net unrealized loss on common stock	$(6,345)	$—	$—
Net unrealized loss on preferred stock	(60)	(652)	(28)
Net unrealized gains on fixed maturities	45,855	10,310	54,806
Net unrealized loss on short sales	—	—	(4,732)
Net unrealized loss on other	18	—	—
Deferred income tax expense	(13,787)	(2,598)	(17,572)
Net unrealized gains, net of deferred income tax expense	$25,681	$7,060	$32,474
NGHC	$24,998	$7,060	$32,474
Reciprocal Exchanges	683	—	—
Net unrealized gains, net of deferred income tax expense	25,681	7,060	32,474
Non-controlling interest	(683)	—	—
NGHC net unrealized gains, net of deferred income tax expense	$24,998	$7,060	$32,474

NGHC change in net unrealized gains, net of deferred income tax expense	$17,938	$(25,414)	$21,517

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of December 31, 2014 and December 31, 2013:

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

	Less Than 12 Months			12 Months or More			Total
December 31, 2013	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Preferred Stock	$4,348	$(652)	1	$—	$—	—	$4,348	$(652)
States and political subdivisions bonds	32,770	(2,622)	18	2,600	(580)	2	35,370	(3,202)
Corporate bonds	128,362	(4,051)	39	41,673	(2,993)	9	170,035	(7,044)
Residential mortgage-backed securities	176,491	(7,527)	6	—	—	—	176,491	(7,527)
Commercial mortgage-backed securities	8,128	(51)	2	—	—	—	8,128	(51)
Total	$350,099	$(14,903)	66	$44,273	$(3,573)	11	$394,372	$(18,476)

There were 208 and 77 securities at December 31, 2014 and 2013, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an other-than-temporary impairment ("OTTI"). Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The table below summarizes the credit quality of our fixed maturities, securities pledged and preferred stock securities as of December 31, 2014 and 2013, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

December 31, 2013	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury and federal agencies	$30,656	$31,575	3.5%
AAA	69,893	69,616	7.7%
AA, AA+, AA-	377,956	374,479	41.4%
A, A+, A-	170,879	181,621	20.1%
BBB, BBB+, BBB-	207,764	210,336	23.2%
BB+ and lower	38,053	37,232	4.1%
Total	$895,201	$904,859	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2014 and 2013.

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.5%	12.1%	28.7%	13.9%	0.5%	$283,766	57.7%
Industrials	—%	1.8%	4.7%	26.7%	4.3%	184,649	37.5%
Utilities/Other	—%	—%	0.7%	2.2%	1.9%	23,380	4.8%
	2.5%	13.9%	34.1%	42.8%	6.7%	$491,795	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2014 and 2013 are as follows:

December 31,	2014	2013
Restricted cash	$7,937	$1,155
Restricted investments - fixed maturities at fair value	56,049	42,092
Total restricted cash and investments	$63,986	$43,247

(h) Other

The Company enters into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts, which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), the Company receives cash or securities that it invests or holds in short-term or fixed income securities.

As of December 31, 2014, the Company had collateralized borrowing transaction principal outstanding of $46,804 at interest rates between 0.30% and 0.35%. As of December 31, 2013, the Company had collateralized borrowing transaction principal outstanding of $109,629 at interest rates between 0.37% and 0.44%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2014, 2013 and 2012 was $236, $276 and $416, respectively. The Company has approximately $49,456 and $133,922 of collateral pledged in support for these agreements as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had no collateralized lending transaction principal outstanding. Interest income associated with lending agreements for the years ended December 31, 2014, 2013 and 2012 was $0, $61 and $11, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2014.

Equity Securities ‑ The Company utilized a pricing service to estimate the fair value of the majority of its available for sale and trading equity securities. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. The Company classifies the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. The Company classifies the value of these equity securities as Level 2. The Company also holds certain equity securities that are issued by privately-held entity or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third party broker quote, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

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

States and Political Subdivision Bonds ‑ Comprised of bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, these are classified within Level 2. Municipal auction rate securities are reported in the consolidated balance sheets at cost which approximates their fair value.

Foreign Government ‑ Comprised of bonds issued by foreign governments, and are generally priced by pricing services. As the significant inputs used to price foreign government bonds are observable market inputs, the fair values of foreign government bonds are included in the Level 2 fair value hierarchy.

Corporate Bonds ‑ Comprised of bonds issued by corporations and are generally priced by pricing services. The fair values of short-term corporate bonds are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Mortgage and Asset-backed Securities ‑ Comprised of commercial and residential mortgage-backed securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

Premiums and other receivable - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of these assets.

Notes Payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. As of December 31, 2014, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $276,014 and $4,982, respectively. The fair value of the Company’s 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The Imperial Surplus

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Notes were valued using the Black Derman-Toy interest rate lattice model. In addition, as of December 31, 2014, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $42,000. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. All these financial liabilities are classified as Level 3 in the financial hierarchy.

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

December 31, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$6,535	$—	$34,389	$40,924
Preferred stock	—	7,695	—	7,695
Fixed maturities:
U.S. Treasury	38,979	—	—	38,979
Federal agencies	—	98	—	98
States and political subdivision bonds	—	177,409	—	177,409
Foreign government	—	5,536	—	5,536
Corporate bonds	—	867,262	—	867,262
Residential mortgage-backed securities	—	470,636	—	470,636
Commercial mortgage-backed securities	—	80,992	—	80,992
Asset-backed securities	—	5,370	—	5,370
Short term investments	—	10,540	—	10,540
Total assets	$45,514	$1,625,538	$34,389	$1,705,441
NGHC	$45,514	$1,389,492	$34,389	$1,469,395
Reciprocal Exchanges	—	236,046	—	236,046
Total assets	$45,514	$1,625,538	$34,389	$1,705,441

Liabilities
Securities sold under agreements to repurchase	$—	$46,804	$—	$46,804
Total liabilities	$—	$46,804	$—	$46,804

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013
	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$1,939	$—	$—	$1,939
Preferred stock	—	4,348	—	4,348
Fixed maturities:
U.S. Treasury and federal agencies	31,575	—	—	31,575
States and political subdivision bonds	—	99,584	—	99,584
Corporate bonds	—	491,795	—	491,795
Residential mortgage-backed securities	—	269,429	—	269,429
Commercial mortgage-backed securities	—	8,128	—	8,128
Total assets	$33,514	$873,284	$—	$906,798

Liabilities
Securities sold under agreements to repurchase	$—	$109,629	$—	$109,629
Total liabilities	$—	$109,629	$—	$109,629

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the year ended December 31, 2014:

	Balance as of January 1, 2014	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Common stock	$—	$—	$(7,328)	$41,717	$—	$—	$34,389
Total	$—	$—	$(7,328)	$41,717	$—	$—	$34,389

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Consolidated Financial Statements.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2014. The carrying value of the Company’s cash and cash equivalents, premium and other receivables, accrued interest, accounts payable and accrued expenses approximates fair value given the short-term nature of such items.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

6. Equity Investments in Unconsolidated Subsidiaries

In 2010, the Company and AmTrust Financial Services, Inc. (“AmTrust”) formed Tiger Capital LLC (“Tiger”) for the purposes of acquiring certain life settlement contracts whereby each holds a 50% ownership interests in Tiger. In 2011, the Company, through its wholly-owned subsidiary, American Capital Acquisition Investments, Ltd. (“ACAI”), formed AMT Capital Alpha, LLC (“AMT Alpha”) with AmTrust for the purposes of acquiring additional life settlement contracts.

On March 28, 2013, the Company entered into a Stock Purchase Agreement with ACP Re Ltd. ("ACP Re") to acquire 50% of the issued and outstanding shares of AMT Capital Holdings S.A. (“AMTCH”), a Luxembourg Societe Anonyme, for a cash contribution in the amount of $12,136. ACP Re and the Company are majority owned and controlled by a common parent and the transaction was accounted for as between entities under common control. AMTCH’s primary purpose is to acquire certain life settlement contracts. AmTrust owns the remaining 50% of AMTCH. The Company accounts for AMTCH using the equity method of accounting. The Company’s 50% equity interest in AMTCH at the acquisition date was approximately $22,411. The difference between the equity interest and consideration paid was recorded as additional paid-in capital of $10,275.

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

The following tables present the investment activity in the LSC Entities.

Year Ended December 31,	2014	2013	2012
Balance at beginning of year	$126,186	$66,484	$58,636
Distributions	—	—	(619)
Contributions	18,056	35,391	10,028
Acquisition of interest	—	22,411	—
Equity in earnings (losses) of unconsolidated subsidiaries	1,847	1,900	(1,561)
Change in equity method investments	19,903	59,702	7,848
Balance at end of year	$146,089	$126,186	$66,484

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize total assets and total liabilities as of December 31, 2014, 2013 and 2012 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the years ended December 31, 2014, 2013 and 2012.

Condensed balance sheet data
As of December 31,	2014	2013	2012
Investments in life settlement contracts at fair value	$264,517	$233,024	$211,764
Total assets	318,598	270,758	211,925
Total liabilities	26,420	18,387	78,958
Members' equity	292,178	252,371	132,967
NGHC's 50% ownership interest	$146,089	$126,186	$66,484

Condensed results of operations
Year Ended December 31,	2014	2013	2012
Revenue, net of commission	$50,447	$7,828	$1,707
Total expenses	46,753	4,029	4,829
Net income (loss)	$3,694	$3,799	$(3,122)
NGHC's 50% ownership interest	$1,847	$1,900	$(1,561)

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

The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the LSC Entities at the end of the reporting period. The LSC Entities consider the following factors in their fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The LSC Entities estimate the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding their life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the LSC Entities have determined to be 7.5% to the expected cash flow generated by the policies in the life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the LSC Entities, quarterly, retain an independent third-party actuary to verify that the actuarial modeling used by the LSC Entities to determine fair value was performed correctly and that the valuation, as determined through the LSC Entities’ actuarial modeling, is consistent with other methodologies. The LSC Entities consider this information in their assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2014 and 2013 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	December 31, 2014	December 31, 2013
Average age of insured	81.1 years	80.1 years
Average life expectancy, months(1)	121	131
Average face amount per policy	$6,624	$6,611
Effective discount rate(2)	14.0%	14.2%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is implicit of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2013 to December 31, 2014 resulted from routine updating of life expectancies and other factors relating to operational risk.

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of December 31, 2014 and 2013:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2014	$(34,686)	$36,486
December 31, 2013	$(29,537)	$31,313

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2014	$(22,705)	$25,456
December 31, 2013	$(20,055)	$22,605
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of December 31, 2014. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Premiums Due on Life Settlement Contracts
2015	$40,961
2016	54,208
2017	52,291
2018	40,117
2019	39,777
Thereafter	552,579
Total	$779,933

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet (see Note 16, "Related Party Transactions"). The lease period is for 15 years and the Company paid 800 Superior, LLC $2,243, $2,143 and $1,391 for the years ended December 31, 2014, 2013 and 2012, respectively.

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”) (see Note 16, "Related Party Transactions"). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in 800 Superior, LLC for the years ended December 31, 2014 and 2013 was $2,140 and $2,863, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(737), $(558), and $142, respectively. The Company’s equity interest in East Ninth & Superior for the years ended December 31, 2014 and 2013 was $4,079 and $4,009, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded equity in earnings (losses) from East Ninth & Superior of $70, $(57), and $81, respectively.

The Company also has a 34.74% ownership interest in American Tax Credit Georgia Fund III, LLC (“ATC”) which in turn is an investor in apartment complexes that qualify for credits under Georgia Affordable Housing Act. Unrelated third parties own the remaining 65.26% interest in ATC. The Company’s interest in ATC as of December 31, 2014 and 2013 was $0 and $135, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded equity in losses from ATC in the amount of $(135), $(260) and $(260), respectively.

7. Acquisitions

On September 15, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of The Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Karfunkel GRAT”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower.

In connection with the Merger, the Company acquired two management companies from ACP Re for $7,500. The management companies (together, the “Management Companies”) are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer. The Company also agreed to pay ACP Re contingent consideration in the form of a three year earn-out (the "Contingent Payments") of 3% of the gross premium written of the Tower personal lines business written or assumed by the Company following the Merger, capped at payments in the amount of $30,000 in the aggregate. The fair value of the Contingent Payments was estimated to be $26,100 at the acquisition date. As the Company purchased the Management Companies and renewal rights from a commonly controlled company, the excess of carryover basis of net assets acquired over the purchase price was recorded as a capital contribution.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

September 2014
Assets
Cash	$70
Fee receivable	3,010
Intangible assets	144,700
Total Assets	147,780
Liabilities
Due to related party	26,100
Deferred tax liability	39,965
Total Liabilities	66,065
Net assets purchased	81,715
Purchase price	7,500
Additional paid-in capital	$74,215

The intangible assets related to the acquisition of the Management Companies were assigned to the Property and Casualty segment.

On July 1, 2014, the Company reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina which is also licensed as a surplus lines carrier in over 30 states, from ACP Re for a purchase price equal to AAIC’s capital and surplus of approximately $17,343. Following the Company's 2012 sale of AAIC to ACP Re, the Company had continued to reinsure 100% of its existing and renewal private passenger auto insurance.

The following table summarizes the carrying value of assets acquired and liabilities assumed at the acquisition date:

July 2014
Assets
Cash and invested assets	$15,535
Accrued interest	138
Premium receivable	992
Reinsurance recoverable	6,966
Prepaid reinsurance	1,608
Intangible assets	900
Goodwill	1,005
Income tax receivable	84
Total Assets	27,228
Liabilities
Unpaid loss and loss adjustment expense reserves	6,867
Accounts payable and accrued expenses	323
Unearned premiums	1,608
Reinsurance payable	397
Notes payable	350
Deferred tax	340
Total Liabilities	9,885
Net assets purchased	$17,343

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The intangible assets related to the acquisition of AAIC were assigned to the Property and Casualty segment.

On June 27, 2014, the Company purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20,000. In connection with the Imperial transaction, the Company assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 15, "Debt").

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 2014
Assets
Cash and invested assets	$61,011
Accrued interest	484
Premium receivable	37,348
Reinsurance recoverable	13,445
Prepaid reinsurance	36,203
Premises and equipment	1,893
Intangible assets	15,100
Income tax receivable	104
Other	214
Total Assets	165,802
Liabilities
Unpaid loss and loss adjustment expense reserves	42,796
Accounts payable and accrued expenses	17,253
Unearned premiums	50,178
Reinsurance payable	29,223
Notes payable	8,916
Total Liabilities	148,366
Net assets purchased	17,436
Purchase price	20,000
Goodwill recorded	$2,564

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

April 2014
Assets
Cash and invested assets	$28,725
Premium receivable	2,915
Deferred tax	119
Intangible assets	2,700
Other assets	729
Total Assets	35,188
Liabilities
Unpaid loss and loss adjustment expense reserves	4,472
Unearned premiums	8,352
Reinsurance payable	816
Accounts payable and accrued expenses	3,186
Total Liabilities	16,826
Net assets purchased	18,362
Purchase price	21,496
Goodwill recorded	$3,134

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

On April 15, 2013, the Company acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”) for an initial purchase price of approximately $23,640 in cash and $19,200 in deferred purchase obligations. The transaction includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) which when combined with EHC’s equity at closing exceeds the initial purchase price, the Company shall pay the seller an amount corresponding to fifty percent of EHC’s EBITDA (including EBITDA of a Company affiliate which will underwrite products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. The Company originally estimated the total purchase price, including the fair value of the deferred arrangement, to be approximately $42,840. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.

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

The composition of goodwill and intangible assets at December 31, 2014 and December 31, 2013 consisted of the following:

December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$5,737	$2,463	5 years
Loss reserve discount	12,451	12,071	380	7 years
Agent relationships	43,652	9,602	34,050	11 - 17 years
Affinity partners	800	363	437	11 years
Operating lease	3,508	3,508	—	4.6 years
Non-compete	2,500	2,417	83	5 years
Value in policies-in-force	8,501	2,468	6,033	1 year
Renewal rights	26,100	1,474	24,626	7 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	70,764	—	70,764	indefinite life
Total	$357,241	$37,640	$319,601
NGHC	$343,339	$35,171	$308,168
Reciprocal Exchanges	13,902	2,469	11,433
Total	$357,241	$37,640	$319,601

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$5,900	$4,757	$1,143	5 years
Loss reserve discount	12,451	11,672	779	7 years
Agent relationships	31,850	3,591	28,259	11 - 17 years
Affinity partners	800	289	511	11 years
Operating lease	3,508	2,934	574	4.6 years
Non-compete	2,500	1,917	583	5 years
State licenses	54,715	—	54,715	indefinite life
Goodwill	70,351	—	70,351	indefinite life
Total	$182,075	$25,160	$156,915

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the years ended December 31, 2014, 2013 and 2012, the Company amortized approximately $13,791, $6,420, and $6,031, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $2,468 for the year ended December 31, 2014. Included in the Company’s amortization expense for the year ended December 31, 2014 is an impairment charge of $812 related to certain agent relationship intangible assets.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

	NGHC	Reciprocal Exchanges	Total
Year ending
2015	$9,812	$6,493	$16,305
2016	10,329	460	10,789
2017	10,330	460	10,790
2018	6,325	460	6,785
2019	5,585	460	6,045
Thereafter	17,358	—	17,358
	$59,739	$8,333	$68,072

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2012	$4,727	$—	$4,727
Goodwill additions	29,035	12,125	41,160
Sale of subsidiary	(1,005)	—	(1,005)
Impairment	(4,683)	—	(4,683)
Balance as of January 1, 2013	$28,074	$12,125	$40,199
Goodwill additions	6,169	25,428	31,597
Impairment	(1,445)	—	(1,445)
Balance as of January 1, 2014	$32,798	$37,553	$70,351
Goodwill additions	6,703	12,819	19,522
Foreign currency adjustments	—	(3,317)	(3,317)
Impairment	(9,419)	(6,373)	(15,792)
Balance as of December 31, 2014	$30,082	$40,682	$70,764

The Company performs an impairment analysis at the reporting unit level using a two-step impairment test. In evaluating goodwill for potential impairment, management compares the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value, the goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. In the case of each Luxembourg reporting unit (“RU”), a step 1 analysis was performed to determine whether impairment existed using a December 31 measurement date. Since Luxembourg reinsurers are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and were used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that RU’s carrying value exceeded its fair value. Accordingly the Company performed a Step 2 impairment test and recorded in General and administrative expenses in our Consolidated Statements of Income, non-cash goodwill impairment charges of $15,792, $1,445 and $4,683 as of December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, approximately $25,900 of the Company's goodwill balance was related to the Company's Luxembourg reinsurer subsidiaries.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Premiums and Other Receivables, Net

Premiums and other receivables, net at December 31, 2014 and 2013 consisted of the following:

December 31,	2014	2013
Premiums receivable	$653,922	$332,196
Reinsurance recoverable on paid losses and loss adjustment expenses (Related parties - $14,603 and $74,006)	59,318	104,619
Commission receivables	14,234	13,197
Investment receivables	19,072	1,353
Other receivables	20,973	3,951
Allowance for uncollectible amounts	(9,728)	(6,064)
Total premiums and other receivables, net	$757,791	$449,252
NGHC	$699,553	$449,252
Reciprocal Exchanges	58,238	—
Total premiums and other receivables, net	$757,791	$449,252

10. Premises and Equipment, Net

The composition of premises and equipment as of December 31, 2014 and 2013 consisted of the following:

December 31, 2014	Cost	Accumulated Depreciation	Net Value
Land	$287	$—	$287
Buildings	4,013	208	3,805
Leasehold improvements	4,505	228	4,277
Furniture and equipment	581	133	448
Hardware and software	70,104	50,429	19,675
Work-in-process systems and software	2,091	—	2,091
	$81,581	$50,998	$30,583

December 31, 2013	Cost	Accumulated Depreciation	Net Value
Buildings	$3,758	$197	$3,561
Leasehold improvements	2,847	2,406	441
Furniture and equipment	367	77	290
Hardware and software	64,318	39,404	24,914
Work-in-process systems and software	329	—	329
	$71,619	$42,084	$29,535

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2014, 2013 and 2012 was $14,457, $13,685 and $13,958, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company's consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

Federal income tax expense attributable to income from continuing operations consisted of the following:

	Year Ended December 31,
	2014			2013	2012
	NGHC	Reciprocal Exchanges	Total	Total	Total
Current expense (benefit)
Federal	$86,250	$1,020	$87,270	$18,446	$47,958
Foreign	—	—	—	—	—
Total current tax expense	$86,250	$1,020	$87,270	$18,446	$47,958
Deferred expense (benefit)
Federal	$(42,301)	$144	$(42,157)	$(5,519)	$(30,651)
Foreign	(21,237)	—	(21,237)	(1,787)	(4,998)
Total deferred tax expense (benefit)	(63,538)	144	(63,394)	(7,306)	(35,649)
Provision for income taxes	$22,712	$1,164	$23,876	$11,140	$12,309

The domestic and foreign components of income before taxes and equity in earnings of unconsolidated subsidiaries for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014			2013	2012
	NGHC	Reciprocal Exchanges	Total	Total	Total
Domestic	$195,148	$3,670	$198,818	$33,873	$70,674
Foreign	(71,375)	—	(71,375)	18,384	(24,321)
Total	$123,773	$3,670	$127,443	$52,257	$46,353

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax liability are presented below:

	December 31,
	2014			2013
	NGHC	Reciprocal Exchanges	Total	Total
Deferred tax assets:
Accrued expenses	$24,772	$1,915	$26,687	$8,275
Unearned premiums	50,128	6,611	56,739	31,563
Bad debt	3,212	90	3,302	2,118
Depreciation	982	—	982	3,018
Contingent commissions	9,102	—	9,102	10,746
Loss reserve discounting	7,310	1,233	8,543	2,548
Suspended Subpart F losses	34,309	—	34,309	7,934
Net operating loss carryforwards	3,042	15,159	18,201	3,331
Capital loss carryforwards	1,247	62	1,309	692
Partnership Activity	706	—	706	1,017
Impairments	786	—	786	238
Goodwill	539	—	539	—
Unearned revenue	2,662	—	2,662	—
APIC Stock Compensation	2,204	—	2,204	—
Alternative minimum tax credits	1,112	611	1,723	—
Other	2,174	562	2,736	2,307
Gross deferred tax assets	144,287	26,243	170,530	73,787
Less: Valuation allowance	—	(21,518)	(21,518)	—
Total deferred tax assets	144,287	4,725	149,012	73,787
Deferred tax liabilities:
Deferred acquisition costs	42,830	1,525	44,355	21,946
Investments items	1,366	364	1,730	730
Intangible assets	69,267	2,908	72,175	24,810
Premises and equipment	4,759	—	4,759	4,759
Statutory equalization reserves	40,872	—	40,872	42,965
Unrealized capital gains	13,848	2,256	16,104	2,598
Surplus Note Interest	—	36,074	36,074	—
Other	478	—	478	455
Gross deferred tax liabilities	173,420	43,127	216,547	98,263
Deferred tax liability, net	$29,133	$38,402	$67,535	$24,476

Excluding the Reciprocal Exchanges, there were no deferred tax asset valuation allowances at December 31, 2014 and 2013. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. At December 31, 2014, 2013 and 2012, the undistributed earnings of the Company’s foreign affiliates were approximately $9,966, $8,417 and $1,570, respectively. It should be noted that the total cumulative earnings for the Company’s foreign subsidiaries is negative for 2012, 2013 and 2014. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable.

Excluding the Reciprocal Exchanges, the Company has net operating carryforwards of $8,693, $9,517 and $7,042 available for tax purposes for the years December 31, 2014, 2013 and 2012, respectively. The net operating loss carryforwards expire between December 31, 2029 and December 31, 2034.

Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory Federal tax rate of 35.00%. The reasons for such differences are as follows:

Year Ended December 31, 2014
	NGHC	Reciprocal Exchanges	Total
	Amount	Amount	Amount	Tax Rate
Income (loss) before taxes	$123,773	$3,670	$127,443
Tax rate	35.00%	35.00%	35.00%
Computed "expected" tax expense	$43,321	$1,285	$44,606	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(978)	(86)	(1,064)	(0.83)
Non-deductible meals and entertainment	273	—	273	0.21
Exempt foreign income	(4,304)	—	(4,304)	(3.38)
Goodwill impairment	5,527	—	5,527	4.34
Statutory equalization reserves	(21,237)	—	(21,237)	(16.66)
State tax	2,453	—	2,453	1.92
Other permanent items	(2,343)	(35)	(2,378)	(1.86)
Total income tax reported	$22,712	$1,164	$23,876	18.74%

Year Ended December 31, 2013	Total
	Amount	Tax Rate
Income before taxes	$52,257
Tax rate	35.00%
Computed "expected" tax expense	$18,290	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(903)	(1.73)
Non-deductible meals and entertainment	129	0.25
Exempt foreign income	(4,201)	(8.04)
Goodwill impairment	413	0.79
Statutory equalization reserves	(1,787)	(3.42)
State tax	3,309	6.33
Return to provision	(2,479)	(4.74)
Other permanent items	(1,631)	(3.12)
Total income tax reported	$11,140	21.32%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In 2013, the Company recorded a return to provision (RTP) adjustment of $(2,479), of which $(2,011) was related to a true up of estimated permanent items on the Company’s separate company federal tax return for its subsidiary National Health Insurance Company. The Company acquired additional information with regard to these permanent items following the completion of its 2012 financial statements. These adjustments were not material to the 2013 or 2012 financial statements.

Year Ended December 31, 2012	Total
	Amount	Tax Rate
Income before taxes	$45,015
Tax rate	35.00%
Computed “expected” tax expense	$15,755	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(1,030)	(2.29)
Non-deductible meals and entertainment	128	0.28
Exempt foreign income	(547)	(1.22)
Loss on sale of company	(1,305)	(2.90)
State tax	1,172	2.60
Goodwill impairment	1,696	3.77
Statutory equalization reserves	(4,998)	(11.10)
Prior year deferral adjustment	2,164	4.81
Other permanent items	(726)	(1.61)
Total income tax reported	$12,309	27.34%
In 2012, the Company recorded a net prior year adjustment of $2,164, of which $3,001 was related to deferred tax return to provision adjustments from the 2010 tax return that were not properly incorporated into the 2011 income tax provision and $(837) was due to a misstatement in the actual 2011 pre-tax income as compared to the pre-tax income used for the income tax provision in 2011. These adjustments were not material to the 2012 or 2011 financial statements.

The Company owns a number of Luxembourg licensed reinsurers. Luxembourg reinsurers record a statutory equalization reserve which is a compulsory volatility or catastrophe reserve in excess of ordinary reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to statutory net income or loss, determined based on premiums and investment income less incurred losses and operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis. Luxembourg does not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance company. However, if the reinsurance company were to cease reinsuring business without exhausting the equalization reserves, it would recognize income in the amount of the unutilized equalization reserves that would be taxed by Luxembourg at a rate of approximately 30%.

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company. As of December 31, 2014 and 2013, the Company had approximately $134,975 and $141,690 of unutilized equalization reserves and an associated deferred tax liability of approximately $40,493 and $42,507, respectively. For the years ended December 31, 2014, 2013 and 2012, income tax expense included a tax benefit of $21,237, $1,787 and $4,998, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate by 16.66%, 3.42% and 11.10% for the years ended December 31, 2014, 2013 and 2012, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

There were no unrecognized tax benefits at December 31, 2014, 2013 and 2012, that if recognized, would affect the Company’s effective tax rate. The Company did not have any unrecognized tax benefits at December 31, 2014, 2013, or 2012.

The Company recognizes interest expense related to unrecognized tax benefits in tax expense, net of Federal income tax. There were no accrued interest and penalties recognized in the Company’s consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012. During the years ended December 31, 2014, 2013 and 2012 there was no interest related to unrecognized tax expense in the consolidated statements of comprehensive income. The Company has no penalties included in calculating its provision for income taxes. All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies.

Excluding the Reciprocal Exchanges, the Company’s subsidiaries are currently open to audit by the IRS for the years ended December 31, 2011 and thereafter for Federal tax purposes.

12. Reinsurance

The Company's insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish the Company's obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company's reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company believes it is important to ensure that its reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time it enters into the Company's reinsurance agreements. The Company also enters reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

The Company assumes and cedes insurance risks under various reinsurance agreements, on both a pro rata basis and excess of loss basis. The Company purchases reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. The Company pays a premium as consideration for ceding the risk. The following is a summary of effects of reinsurance on premiums and losses for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
Premium:
Direct	$1,558,612	$1,496,709	$1,315,162	$1,325,251	$1,334,225	$1,294,736
Assumed	576,495	414,410	23,593	25,870	17,700	16,300
Total Gross Premium	2,135,107	1,911,119	1,338,755	1,351,121	1,351,925	1,311,036
Ceded	(265,083)	(277,899)	(659,439)	(663,055)	(719,431)	(736,784)
Net Premium	$1,870,024	$1,633,220	$679,316	$688,066	$632,494	$574,252

	Year Ended December 31,
	2014		2013		2012
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$229,013	$211,433	$14,154	$442,251	$8,601	$729,920

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	As of December 31,
	2014		2013
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$106,568	$911,798	$6,298	$950,828
Unearned premiums	160,984	102,761	2,529	50,878

The Company’s reinsurance transactions include premiums written under state-mandated involuntary plans for commercial vehicles and premiums ceded to state-provided reinsurance facilities such as Michigan Catastrophic Claims Association (“MCCA”) and North Carolina Reinsurance Facility (“NCRF” or “the Facility”) (collectively, “State Plans”), for which it retains no loss indemnity risk. Prepaid reinsurance premiums are earned on a pro-rata basis over the period of risk, based on a daily earnings convention, which is consistent with premiums written.

MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $530 in 2014. The Company currently has claims with retentions from $250 to $530. All automobile insurers doing business in Michigan are required to participate in MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $460 to $480 on July 1, 2010, and increased to $500 in 2011 and remained at this amount until June 30, 2013. Policies effective after July 1, 2013 have a threshold of $530. For policies effective after July 1, 2015 through June 30, 2017, the retention will be $545. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The following is a summary of premiums and losses ceded to MCCA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Ceded earned premiums	$12,968	$12,882	$10,485
Ceded Loss and LAE	12,529	9,037	17,275

Reinsurance recoverables from MCCA as of December 31, 2014, and 2013 are as follows:

	As of December 31,
	2014	2013
Reinsurance recoverable on paid losses	$8,482	$9,685
Reinsurance recoverable on unpaid losses	689,202	694,885

NCRF is a mechanism for pooling of insurance risks for insureds who cannot obtain coverage by ordinary methods. Under the Facility law, licensed and writing carriers and agents must accept and insure any eligible applicant for coverages and limits which may be ceded to the Facility. The Facility accepts cession of bodily injury and property damage liability, medical payments, and uninsured and combined uninsured/underinsured motorist's coverages. Funding for the NCRF comes from collected premiums from automobile insurers based upon the provided coverage of the insured automobiles in the state. The following is a summary of premiums and losses ceded to NCRF for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Ceded earned premiums	$151,744	$138,473	$145,200
Ceded Loss and LAE	130,265	111,185	130,524

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reinsurance recoverables from NCRF as of December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Reinsurance recoverable on paid losses	$22,050	$21,153
Reinsurance recoverable on unpaid losses	84,152	74,891

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

In addition to the reinsurance programs described above, until July 31, 2013, the Company used the Personal Lines Quota Share reinsurance arrangement to limit maximum loss, provide greater diversification of risk and minimize exposure on larger risks. For further discussion on the Personal Lines Quota Share arrangement (see Note 16, “Related Party Transactions”).

The Company has a concentration of credit risk associated with MCCA and NCRF, related to risks ceded in accordance with Michigan insurance law and the Company’s market share in North Carolina, respectively, and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
MCCA	$689,202	$694,885
NCRF	84,152	74,891
Maiden Insurance Company	44,205	88,054
ACP Re Ltd	26,523	52,833
Technology	17,682	35,222
Other reinsurers' balances - each less than 5% of total	26,451	4,943
Subtotal	$888,215	$950,828
Reciprocal Exchanges	23,583	—
Total	$911,798	$950,828

The Company also has unauthorized reinsurance with ACP Re Ltd. and Maiden Insurance Company that requires the reinsurers to provide collateral to mitigate any risk of default.

As of July 1, 2014, the Company's new reinsurance program went into effect with respect to excess of loss catastrophic and casualty reinsurance for protection against catastrophic and other large losses. The property catastrophe program provides a total of $550,000 in coverage in excess of a $50,000 retention, with one reinstatement and the casualty program provides $45,000 in coverage in excess of a $5,000 retention.

As of July 1, 2014, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The program provides a total of $190,000 in coverage in excess of a $10,000 retention, with one reinstatement.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Other Liabilities

Other liabilities at December 31, 2014 and 2013 consisted of the following:

December 31,	2014	2013
Bank overdrafts	$29,265	$30,256
Advance premiums	8,046	5,250
Deferred revenue	11,354	10,509
Premium and other taxes and assessments	3,159	3,930
Total	$51,824	$49,945
NGHC	$46,114	$49,945
Reciprocal Exchanges	5,710	—
Total	$51,824	$49,945

14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and 2013 consisted of the following:

December 31,	2014	2013
Escheats payable	$8,720	$9,292
Accrued expenses related to employees	16,029	13,429
Accounts payable related to commissions	6,824	18,316
Premiums payable	3,324	3,101
Information technology payable	1,190	5,128
Deferred purchase price	15,325	19,718
Dividends payable	2,901	797
Refundable tax credits	3,360	—
Loss reserve fair value	4,013	—
Investments payable	33,517	—
Other	43,822	11,146
Subtotal	139,025	80,927
Related Parties:
Accounts payable related to commissions	140,577	—
License fee payable	9,148	7,610
Information technology payable	1,312	777
Printing fee payable	3,100	1,389
Renewal rights	23,499	—
Other	808	440
Subtotal	178,444	10,216
Total	$317,469	$91,143
NGHC	$299,778	$91,143
Reciprocal Exchanges	17,691	—
Total	$317,469	$91,143

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

15. Debt

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the Indenture as of December 31, 2014.

The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses. The Company used a portion of the net proceeds from the issuance to repay all amounts outstanding under (A) the Company's prior credit agreement, dated as of February 20, 2013, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Key Bank National Association, as Syndication Agent, and First Niagara Bank, N.A., as Documentation Agent, and (B) the Company’s promissory note to ACP Re, Ltd ("ACP Re"). Interest expense on the 6.75% Notes for the year ended December 31, 2014 was $10,218.

Promissory Notes

As part of the Company’s acquisition of Reliant Financial Group, LLC, the Company has an outstanding promissory note as of December 31, 2014 of $600 payable to Access Plans, Inc. (“VelaPoint Note #1”). The original note was issued on February 22, 2012 in the amount of $1,500 and any outstanding balance bears interest at a rate of 5.00% per annum. Three payments of $400, $500 and $600 are due and payable thirty days after the anniversary date beginning in 2013. Interest expense on this note for the years ended December 31, 2014, 2013 and 2012 was $39, $59 and $63, respectively.

Revolving Credit Agreements

During the first quarter of 2013, the Company entered into a credit agreement to establish a secured $90,000 line of credit with JPMorgan Chase Bank, N.A. Interest payments were required to be paid monthly on any unpaid principal at a rate of LIBOR plus 2.50%. The credit agreement had a maturity date of February 20, 2016. The outstanding balance on the line of credit of $59,200 was repaid and the credit facility was terminated in the second quarter of 2014 in connection with the issuance of the 6.75% Notes.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of December 31, 2014).

As of December 31, 2014, there was no outstanding balance on the line of credit. Interest expense for the Company's existing and repaid lines of credit for the years ended December 31, 2014, 2013 and 2012 was $1,162, $1,254 and $488, respectively.

The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2014.

Imperial-related Debt

In connection with the Imperial transaction, the Company assumed $3,500 in principal amount of Senior Notes due 2034 ("Imperial-related Notes") previously issued by Imperial Management Corporation. The notes bore interest at an annual rate equal to LIBOR plus 3.95%, payable quarterly. The notes were redeemed by the Company at a redemption price equal to 100% of their principal amount plus accrued interest on September 15, 2014. Interest expense on the Imperial-related Notes for the year ended December 31, 2014 was $37. In addition, Imperial Fire and Casualty Insurance Company is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the year ended December 31, 2014 was $110. (See Note 7, "Acquisitions").

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the period ended December 31, 2014 was $5,724, which includes amortization of discount of $3,774. (See Note 16, "Related Party Transactions").

Maturities of the Company's debt for the five years subsequent to December 31, 2014 are as follows:

December 31,	2015	2016	2017	2018	2019	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$250,000	$250,000
VelaPoint Note #1	631	—	—	—	—	—	631
Imperial Surplus Notes	—	—	—	—	—	5,000	5,000
Reciprocal Exchanges' Surplus Notes	—	—	—	—	—	48,374	48,374
	$631	$—	$—	$—	$—	$303,374	$304,005

As of December 31, 2014 and December 31, 2013, the Company had outstanding letters of credit of approximately $12,142 and $0, respectively.

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $1,916, $1,612 and $1,571 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there was a payable to AIIM related to these services in the amount of $564 and $439, respectively.

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp., a wholly owned subsidiary of the Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five-year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. The amounts charged for such expenses were $7,070, $4,551 and $2,939 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there was a payable for these services in the amount of $3,099 and $1,389, respectively.

AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp. The amounts charged for such expenses were $4,431, $3,803 and $5,231 for the years ended December 31, 2014, 2013 and 2012, respectively, of which amounts capitalized in property and equipment were $3,350, $3,478 and $4,476 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there was a payable for these services in the amount of $1,312 and $777, respectively.

In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premium of NGHC and its affiliates written on the system plus the costs for support services. The amounts charged for such fees were $15,434, $14,244 and $8,171 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there were payables for these services in the amount of $9,148 and $7,610, respectively.

In 2014, AmTrust began providing the Company services in managing the premium receipts from its lockbox facilities at a fixed cost per item processed. The amounts charged for such expenses were $137 for the year ended December 31, 2014. As of December 31, 2014, there was a payable for these services in the amount of $62.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the years ended December 31, 2014, 2013 and 2012 were $99, $134 and $15, respectively. As of December 31, 2014 and 2013, there was a payable for these services in the amount of $31 and $26, respectively.

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

On November 9, 2012, Integon National entered into a reinsurance agreement with an affiliated company, AAIC, whereby AAIC cedes 100% of the total written premiums, acquisition costs and incurred losses and LAE on business with effective dates before and after November 9, 2012. The agreement had an indefinite term. In July 2014, the Company reacquired AAIC from ACP Re (see Note 7, "Acquisitions").

The amounts related to these reinsurance treaties are as follows:

December 31, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(3,987)	$—	$(638)
AARC	706	94	(350)

December 31, 2013	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
AAIC	$(200)	$836	$1,359
Wesco	(1,067)	—	13
AARC	457	78	(281)

Year Ended December 31, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$17,843	$(4,134)	$14,852
AARC	(1,317)	369	(811)

Year Ended December 31, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$4,103	$(631)	$2,445
Wesco	14,681	(4,175)	8,556
AARC	(1,197)	390	(750)

Year Ended December 31, 2012	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$826	$(407)	$587
AARC	(132)	47	(85)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with the related entities listed below whereby it ceded 50% of the total net earned premiums and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”).

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re Ltd.	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

Year Ended December 31, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$12,850	$3,703	$11,486
Maiden Insurance Company	21,416	6,115	19,130
Technology Insurance Company	8,567	2,455	7,671
Total	$42,833	$12,273	$38,287

Year Ended December 31, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$149,954	$46,943	$94,802
Maiden Insurance Company	249,924	78,224	158,004
Technology Insurance Company	99,970	31,181	63,201
Total	$499,848	$156,348	$316,007

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2012	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$168,395	$50,971	$117,510
Maiden Insurance Company	280,657	85,363	195,850
Technology Insurance Company	112,264	34,046	78,345
Total	$561,316	$170,380	$391,705

Included in ceding commission income was $5,076, $86,514 and $95,616 which represented recovery of successful acquisition cost of the reinsured contracts for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts have been netted against acquisition costs and other underwriting expenses in the accompanying consolidated statements of income.

December 31, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re Ltd.	$30,517	$3	$7,792
Maiden Insurance Company	50,861	5	12,987
Technology Insurance Company	20,345	2	5,195
Total	$101,723	$10	$25,974

December 31, 2013	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Receivable	Ceded Premium Payable
ACP Re Ltd.	$74,997	$7,669	$30,604
Maiden Insurance Company	124,995	12,782	51,021
Technology Insurance Company	49,998	4,958	20,408
Total	$249,990	$25,409	$102,033

The Company nets the ceded commission receivable against ceded premium payable in the consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $31,044 and $58,513, respectively, as of December 31, 2014 and $57,959 and $104,824, respectively, as of December 31, 2013.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries”).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $2,243, $2,143 and $1,391 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provided for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earn-out (the "Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period.

PL Reinsurance Agreement and the Personal Lines Cut-Through Quota Share Reinsurance Agreement

Integon National Insurance Company, a wholly-owned subsidiary of the Company ("Integon"), entered into the Personal Lines Quota Share Reinsurance Agreement (the "PL Reinsurance Agreement"), with Tower’s ten statutory insurance companies (collectively, the “Tower Companies”), pursuant to which Integon reinsures 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon under the PL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to National General Insurance Marketing, Inc., a subsidiary of the Company (“NGIM”), pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross premium written (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement. In connection with the execution of the PL Reinsurance Agreement, the Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, by and among the Tower Companies and Integon (the “Cut-Through Reinsurance Agreement”), was terminated on a run-off basis, with the reinsurance of all policies reinsured under such agreement remaining in effect.

As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, the Company assumed $439,578 of premium from the Tower Companies and recorded $110,490 of ceding commission expense during the year ended December 31, 2014. As of December 31, 2014, there was a ceding commission payable of $101,664 related to the PL Reinsurance Agreement. During the year ended December 31, 2014, the Company earned premium of approximately $284,480 under these reinsurance

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

agreements. During the year ended December 31, 2014, the Company incurred losses and loss adjustment expenses of $154,577 under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon to the Tower Companies pursuant to the PL Reinsurance Agreement. The Company recorded $8,826 of commission income during the period ended December 31, 2014 as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement, the Company was reimbursed $0 during the year ended December 31, 2014. As of December 31, 2014, there was a receivable related to the PL Administrative Agreement of $1,546.

Stop-Loss and Retrocession Agreements

National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with CP Re. NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re is obligated to reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the NG Re Ltd. and AII provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII. The Company will record this reinsurance transaction under the deposit method of accounting.

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

The ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding principal under the ACP Re Credit Agreement bears interest at a fixed annual rate of seven percent (7%), payable semi-annually on the last day of January and July. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and certain of ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries and (ii) a first-priority lien on the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company recorded interest income of approximately $2,601 for the year ended December 31, 2014, under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

ACP Re, an affiliate of the Company, holds the surplus notes carried at $48,374 issued by the Reciprocal Exchanges. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval (see Note 15, “Debt”).

Agreements of the Reciprocal Exchanges

The Reciprocal Exchanges and their subsidiaries entered into a Casualty Excess of Loss Reinsurance Contract, effective January 1, 2014, among the Reciprocal Exchanges and Tower Insurance Company of New York ("TICNY"), pursuant to which TICNY will reinsure certain excess liability which may accrue to the Reciprocal Exchanges’ and their subsidiaries’ policies, contracts and binders of insurance and reinsurance in force at the effective date or issued or renewed on or after that date, and classified by the Reciprocal Exchanges as Casualty.

The Reciprocal Exchanges and their subsidiaries entered into a Property Per Risk Reinsurance Contract, effective January 1, 2014, with TICNY, pursuant to which TICNY will reinsure certain excess liability which may accrue under the Reciprocal Exchanges’ and their subsidiaries’ policies, contracts and binders of insurance and reinsurance in force at the effective date or issued or renewed on or after that date, and classified by the Reciprocal Exchanges as Personal Property.

The Reciprocal Exchanges and their subsidiaries entered into a Property Catastrophe Excess of Loss program, effective July 1, 2011, with CP Re, pursuant to which CP Re reinsures certain excess liability which may accrue under the Reciprocal Exchanges and their subsidiaries' policies, contracts and binders of insurance and reinsurance during the term of the contract under all policies classified by the Company as Property business.

AIBD Health Plan

On September 1, 2012 the Company purchased The Association Benefits Solution companies. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of December 31, 2014 and 2013, the Company had a receivable of $5,377 and $4,955, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of December 31, 2014, the Company had a payable to the employer trust in the amount of $605.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

17. Unpaid Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and LAE is presented below:

	Year Ended December 31,
	2014			2013	2012
	NGHC	Reciprocal Exchanges	Total	Total	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of year	$1,259,241	$—	$1,259,241	$1,286,533	$1,218,412
Less: Reinsurance recoverables at beginning of year	(950,828)	—	(950,828)	(991,447)	(920,719)
Net balance at beginning of year	308,413	—	308,413	295,086	297,693
Incurred losses and LAE related to:
Current year	1,008,406	25,382	1,033,788	456,039	401,388
Prior year	17,941	1,336	19,277	6,085	1,298
Total incurred	1,026,347	26,718	1,053,065	462,124	402,686
Paid losses and LAE related to:
Current year	(645,826)	(20,715)	(666,541)	(265,907)	(279,178)
Prior year	(187,010)	(12,429)	(199,439)	(182,890)	(136,426)
Total paid	(832,836)	(33,144)	(865,980)	(448,797)	(415,604)
Acquired outstanding loss and loss adjustment reserve	66,066	94,691	160,757	—	10,311
Effect of foreign exchange rates	(5,900)	—	(5,900)	—	—
Net balance at end of year	562,090	88,265	650,355	308,413	295,086
Plus reinsurance recoverables at end of year	888,215	23,583	911,798	950,828	991,447
Gross balance at end of year	$1,450,305	$111,848	$1,562,153	$1,259,241	$1,286,533

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

18. Commitments and Contingencies

Lease Commitments

The Company is obligated under approximately 24 leases for office space expiring at various dates through 2026. The lease expense for the years ended December 31, 2014, 2013 and 2012 was $12,131, $11,958, and$10,591, respectively. Future minimum lease commitments as of December 31, 2014 under non-cancellable operating leases for each of the next five years and thereafter are as follows:

Year Ending December 31,
2015	$8,619
2016	7,948
2017	7,604
2018	7,779
2019	6,180
Thereafter	30,582
Total	$68,712

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

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

Year Ending December 31,
2015	$5,022
2016	2,882
2017	349
2018	—
2019	—
$8,253

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earn-out (the "Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period. (See Note 16, "Related Party Transactions").

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

19. Stockholders' Equity

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

On June 6, 2013, the Company sold 21,850,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The shares of common stock were sold to investors at a price of $10.50 per share, except for 485,532 shares that were sold to FBR Capital Markets & Co. (“FBR”) and an affiliate of FBR, which were sold at a price of $9.765 per share representing the offering price per share sold to other investors less the amount of the initial purchaser discount or placement agent fee per share in the private placement. The cost of issuance of stock of approximately $1,093 is charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $213,277.

On February 19, 2014, the Company sold an additional 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. The Company recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12,146 is charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $177,833.

On June 25, 2014, the Company issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock ("Series A Preferred Stock") in a public offering. Dividends on the Series A Preferred Stock when, as and if declared by the Company's Board of Directors (the "Board") or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a "dividend payment date"), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds the Company received from the issuance was approximately $53,164, after deducting the underwriting discount and issuance expenses.

20. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $2,265, $1,816 and $1,931 for the years ended December 31, 2014, 2013 and 2012, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

21. Statutory Financial Data

Applicable insurance department regulations require the Company’s insurance subsidiaries to prepare statutory financial statements in accordance with Statutory Accounting Practices ("SAP") prescribed or permitted by the Department of Insurance of the state of domicile. Statutory net income (loss) for the years ended December 31, 2014, 2013 and 2012 and statutory capital and surplus as per the annual financial statements of the Company’s insurance subsidiaries as of December 31 were as follows:

Year Ended December 31, 2014	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$32,879	$2,228	$18
National General Insurance Company	27,923	261	527
Integon Preferred Insurance Company	9,324	173	(66)
Integon National Insurance Company	332,405	98,974	11,397
MIC General Insurance Corporation	19,800	222	50
National General Assurance Company	17,490	891	195
Integon Casualty Insurance Company	11,453	178	135
New South Insurance Company	6,890	101	321
Integon General Insurance Corporation	11,310	261	353
National General Insurance Company Online, Inc.	10,878	106	(53)
National Health Insurance Company	11,536	161	1,169
Personal Express Insurance Company	15,520	65	789
Imperial Fire and Casualty Insurance Company	41,018	6,599	178
National Automotive Insurance Company	7,013	487	1,502
Agent Alliance Insurance Company	16,464	321	(147)
National General Re Ltd.	442,400	112,810	54,688
National General Insurance Luxembourg, S.A.	14,638	2,500	402
National General Life Insurance Europe, S.A.	15,000	3,700	(354)

Year Ended December 31, 2013	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$32,767	$2,787	$2,967
National General Insurance Company	25,800	370	4,498
Integon Preferred Insurance Company	8,394	127	1,482
Integon National Insurance Company	159,752	61,897	(33,202)
MIC General Insurance Corporation	20,234	369	1,086
National General Assurance Company	15,764	183	2,017
Integon Casualty Insurance Company	10,256	192	1,550
New South Insurance Company	15,621	288	4,091
Integon General Insurance Corporation	10,555	246	4,895
National General Insurance Company Online, Inc.	9,939	49	1,294
National Health Insurance Company	10,340	698	(1,246)
National General Re Ltd.	133,088	40,389	4,232

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2012	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$34,686	$3,275	$26,313
National General Insurance Company	34,770	407	12,574
Integon Preferred Insurance Company	6,962	104	3,573
Integon National Insurance Company	139,706	51,216	(34,275)
MIC General Insurance Corporation	20,807	881	6,250
National General Assurance Company	19,672	123	4,864
Integon Casualty Insurance Company	9,143	110	4,790
New South Insurance Company	13,196	146	11,317
Integon General Insurance Corporation	22,747	386	15,816
National General Insurance Company Online, Inc.	10,027	48	3,049
National Health Insurance Company	9,103	56	(751)
National General Re Ltd.	30,758	6,312	(2,923)

For the Company's U.S. insurance subsidiaries, the required statutory capital and surplus amount is equal to 1.5 times of authorized control level of risk based capital as defined by NAIC or the minimum amount required to avoid regulatory oversight. For National General Re Ltd., the amount is equal to the minimum capital required by Bermuda Monetary Authority.

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP.

For the year ended December 31, 2014, the Reciprocal Exchanges had combined SAP net loss of $3,646. At December 31, 2014, the Reciprocal Exchanges had combined statutory capital and surplus of $74,952.

The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2014, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels.

The Reciprocal Exchanges are not owned by the Company, but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company. In addition, no dividends can be paid from the Reciprocal Exchanges to the Company.

22. Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $286,346 and $79,286 as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, there were $12,000, $24,015 and $151,960 of dividends and return of capital paid by the insurance subsidiaries to the parent company, respectively. The Company obtained permission from the states of domicile before the dividends were paid. Thereafter, the parent company paid $141,566, $54,105 and $120,000 in the form of a capital contribution to its subsidiary, Integon National Insurance Company as of December 31, 2014, 2013 and 2012, respectively. During 2013, National Health Insurance Company received a capital contribution from its parent Integon Indemnity Corporation of $3,000.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

23. Risk-Based Capital

Property and casualty insurance companies in the United States are subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2014 and 2013, the capital and surplus of the Company’s insurance subsidiaries exceeded the RBC requirements.

24. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSU"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2014, approximately 1,839,470 shares of Company common stock remained available for grants under the Plan.

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

The fair value for stock options was estimated at the date of grant with the following weighted average assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Low-End	High End	Low-End	High End
Volatility	27.00%	35.00%	36.00%	39.00%	39.50%
Risk-free interest rate	1.74%	2.26%	0.95%	2.27%	2.00%
Weighted average expected life in years	5.50	7.00	6.25	6.50	6.50
Forfeiture rate	10.00%	10.00%	19.00%	19.20%	16.00%
Dividend rate	0.40%	0.40%	—%	—%	—%

Expected Price Volatility - this is a measure of the amount by which a price has fluctuated or is expected to fluctuate. For the years ended December 31, 2013 and 2012, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares were not traded on a public exchange. As a substitute for such estimate, the Company used a set of comparable companies in the industry in which the Company operates.

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

A summary of the Company’s stock option activity for the years ended December 31, 2014, 2013 and 2012 is shown below:

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,058,363	$8.48	2,339,601	$5.89	2,554,082	$3.71
Granted	195,000	17.63	2,990,353	10.33	1,711,928	7.02
Forfeited	(17,188)	7.52	(271,591)	6.69	(1,926,409)	4.03
Exercised	(125,582)	6.43	—	—	—	—
Outstanding at end of year	5,110,593	$8.88	5,058,363	$8.48	2,339,601	$5.89

The weighted average grant date fair value of options granted was $6.76, $4.20 and $2.45 in 2014, 2013 and 2012, respectively. The Company had approximately $5,999 and $7,670 of unrecognized compensation cost related to unvested stock options as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, all option grants outstanding had an approximate weighted average remaining life of 7.9 and 8.8 years, respectively. As of December 31, 2014 and 2013, there were approximately 2,347,412 and 853,554 exercisable shares with a weighted-average exercise price of $7.81 and $5.28, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $1,325, $0 and $0, respectively. The intrinsic value of stock options that were outstanding as of December 31, 2014 and 2013 was $49,854 and $19,778, respectively.

Cash received from options exercised was $796, $0 and $0 during the years ended December 31, 2014, 2013 and 2012 respectively. The excess tax benefit from award exercises was approximately $0, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the Company's RSU activity for the years ended December 31, 2014, 2013 and 2012 is shown below:

	Year Ended December 31,
	2014		2013		2012
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	—	$—	—	$—	—	$—
Granted	330,555	17.45	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(3,000)	18.02	—	—	—	—
Non-vested at end of year	327,555	$17.44	—	$—	—	$—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Compensation expense for all share-based compensation under ASC 718-10-30 was $2,859, $2,727 and $(111) during 2014, 2013 and 2012, respectively.

25. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to common NGHC stockholders - basic	$99,952	$40,151	$28,032
Effect of potentially dilutive securities:
Convertible preferred stock dividends	—	2,158	4,674
Net income attributable to common NGHC stockholders - diluted	$99,952	$42,309	$32,706
Weighted average number of common shares outstanding – basic	91,499,122	65,017,579	45,554,570
Potentially dilutive securities:
Share options	1,868,171	1,495,315	436,700
Restricted stock units	148,124	—	—
Convertible preferred stock	—	5,288,719	12,295,430
Weighted average number of common shares outstanding – diluted	93,515,417	71,801,613	58,286,700

Basic earnings per share attributable to NGHC common stockholders	$1.09	$0.62	$0.62
Diluted earnings per share attributable to NGHC common stockholders	$1.07	$0.59	$0.56

As of December 31, 2014, 2013 and 2012, 2,674,014, 3,643,552 and 1,902,860 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

26. Segment Information

The Company currently operates two business segments, Property and Casualty and Accident and Health. The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated to Corporate and Other segment.

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

The following tables summarize the underwriting results of the Company’s operating segments:

Year Ended December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,994,708	$140,399	$—	$2,135,107
Ceded premiums	(264,686)	(397)	—	(265,083)
Net premium written	1,730,022	140,002	—	1,870,024
Change in unearned premium	(217,278)	(19,526)	—	(236,804)
Net earned premium	1,512,744	120,476	—	1,633,220
Ceding commission income (primarily related parties)	12,430	—	—	12,430
Service and fee income	110,114	58,457	—	168,571
Total underwriting revenue	1,635,288	178,933	—	1,814,221
Underwriting expenses:
Loss and loss adjustment expense	967,176	85,889	—	1,053,065
Acquisition costs and other underwriting expenses	260,397	54,692	—	315,089
General and administrative expenses	292,145	56,617	—	348,762
Total underwriting expenses	1,519,718	197,198	—	1,716,916
Underwriting income (loss)	115,570	(18,265)	—	97,305
Net investment income	—	—	52,426	52,426
Net realized losses on investments	—	—	(2,892)	(2,892)
Other revenue	—	—	(1,660)	(1,660)
Equity in earnings of unconsolidated subsidiaries	—	—	1,180	1,180
Interest expense	—	—	(17,736)	(17,736)
Provision for income taxes	—	—	(23,876)	(23,876)
Net loss (income) attributable to non-controlling interest	—	—	(2,504)	(2,504)
Net income (loss) attributable NGHC	$115,570	$(18,265)	$4,938	$102,243
NGHC	$107,975	$(18,265)	$4,938	$94,648
Reciprocal Exchanges	7,595	—	—	7,595
Net income (loss) attributable NGHC	$115,570	$(18,265)	$4,938	$102,243

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,305,254	$33,501	$—	$1,338,755
Ceded premiums	(659,154)	(285)	—	(659,439)
Net premium written	646,100	33,216	—	679,316
Change in unearned premium	8,749	1	—	8,750
Net earned premium	654,849	33,217	—	688,066
Ceding commission income (primarily related parties)	87,100	—	—	87,100
Service and fee income	82,752	44,789	—	127,541
Total underwriting revenue	824,701	78,006	—	902,707
Underwriting expenses:
Loss and loss adjustment expense	435,989	26,135	—	462,124
Acquisition costs and other underwriting expenses	110,509	24,378	—	134,887
General and administrative expenses	252,345	28,207	—	280,552
Total underwriting expenses	798,843	78,720	—	877,563
Underwriting income (loss)	25,858	(714)	—	25,144
Net investment income	—	—	30,808	30,808
Net realized losses on investments	—	—	(1,669)	(1,669)
Other revenue	—	—	16	16
Equity in earnings of unconsolidated subsidiaries	—	—	1,274	1,274
Interest expense	—	—	(2,042)	(2,042)
Provision for income taxes	—	—	(11,140)	(11,140)
Net loss (income) attributable to non-controlling interest	—	—	(82)	(82)
Net income (loss) attributable NGHC	$25,858	$(714)	$17,165	$42,309

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2012	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,343,658	$8,267	$—	$1,351,925
Ceded premiums	(719,205)	(226)	—	(719,431)
Net premium written	624,453	8,041	—	632,494
Change in unearned premium	(58,243)	1	—	(58,242)
Net earned premium	566,210	8,042	—	574,252
Ceding commission income (primarily related parties)	89,360	—	—	89,360
Service and fee income	77,373	16,366	—	93,739
Total underwriting revenue	732,943	24,408	—	757,351
Underwriting expenses:
Loss and loss adjustment expense	387,628	15,058	—	402,686
Acquisition costs and other underwriting expenses	99,699	11,072	—	110,771
General and administrative expenses	241,046	5,598	—	246,644
Total underwriting expenses	728,373	31,728	—	760,101
Underwriting income (loss)	4,570	(7,320)	—	(2,750)
Net investment income	—	—	30,550	30,550
Net realized gains on investments	—	—	16,612	16,612
Bargain purchase gain	—	—	3,728	3,728
Equity in losses of unconsolidated subsidiaries	—	—	(1,338)	(1,338)
Interest expense	—	—	(1,787)	(1,787)
Provision for income taxes	—	—	(12,309)	(12,309)
Net income (loss) attributable NGHC	$4,570	$(7,320)	$35,456	$32,706

The following tables summarize the financial position of the Company's operating segments as of December 31, 2014 and 2013:

December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$687,328	$70,463	$—	$757,791
Deferred acquisition costs	119,167	6,832	—	125,999
Reinsurance recoverable on unpaid losses	911,790	8	—	911,798
Prepaid reinsurance premiums	102,761	—	—	102,761
Goodwill and Intangible assets, net	260,739	58,862	—	319,601
Corporate and other assets	—	—	2,222,037	2,222,037
Total assets	$2,081,785	$136,165	$2,222,037	$4,439,987

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$434,433	$14,819	$—	$449,252
Deferred acquisition costs	59,048	1,064	—	60,112
Reinsurance recoverable on unpaid losses	950,828	—	—	950,828
Prepaid reinsurance premiums	50,878	—	—	50,878
Goodwill and Intangible assets, net	93,769	63,146	—	156,915
Corporate and other assets	—	—	1,169,530	1,169,530
Total assets	$1,588,956	$79,029	$1,169,530	$2,837,515

The following table shows an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014			2013	2012
	NGHC	Reciprocal Exchanges	Total	Total	Total
Gross premium written - North America	$1,965,942	$70,042	$2,035,984	$1,338,755	$1,351,925
Gross premium written - Europe	99,123	—	99,123	—	—
Net premium written - North America	927,760	53,076	980,836	382,358	583,912
Net premium written - Bermuda	750,065	—	750,065	267,263	40,082
Net premium written - Europe	139,123	—	139,123	29,695	8,500
Net earned premium - North America	715,906	47,622	763,528	391,108	525,670
Net earned premium - Bermuda	750,065	—	750,065	267,263	40,082
Net earned premium - Europe	119,627	—	119,627	29,695	8,500

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Gross Premium Written	2014	2013	2012
Property & Casualty
Personal Auto	$1,241,575	$1,016,728	$1,076,587
Homeowners	366,997	1,389	—
RV/Packaged	153,553	158,300	161,153
Commercial Auto	146,124	116,774	89,214
Other	16,417	12,063	16,704
P&C Total	$1,924,666	$1,305,254	$1,343,658
Accident & Health Total	140,399	33,501	8,267
NGHC Total	$2,065,065	$1,338,755	$1,351,925

Reciprocal Exchanges
Personal Auto	$32,436	$—	$—
Homeowners	33,028	—	—
Other	4,578	—	—
Reciprocal Exchanges Total	$70,042	$—	$—

Total	$2,135,107	$1,338,755	$1,351,925

	Year Ended December 31,
Net Premium Written	2014	2013	2012
Property & Casualty
Personal Auto	$1,047,795	$487,311	$488,957
Homeowners	333,586	1,389	—
RV/Packaged	148,456	88,553	84,208
Commercial Auto	132,002	61,163	43,206
Other	15,107	7,684	8,082
P&C Total	$1,676,946	$646,100	$624,453
Accident & Health Total	140,002	33,216	8,041
NGHC Total	$1,816,948	$679,316	$632,494

Reciprocal Exchanges
Personal Auto	$32,075	$—	$—
Homeowners	17,127	—	—
Other	3,874	—	—
Reciprocal Exchanges Total	$53,076	$—	$—

Total	$1,870,024	$679,316	$632,494

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Earned Premium	2014	2013	2012
Property & Casualty
Personal Auto	$979,082	$502,160	$442,250
Homeowners	204,285	444	—
RV/Packaged	147,587	88,494	80,044
Commercial Auto	118,759	54,913	35,415
Other	15,409	8,838	8,501
P&C Total	$1,465,122	$654,849	$566,210
Accident & Health Total	120,476	33,217	8,042
NGHC Total	$1,585,598	$688,066	$574,252

Reciprocal Exchanges
Personal Auto	$28,405	$—	$—
Homeowners	15,779	—	—
Other	3,438	—	—
Reciprocal Exchanges Total	$47,622	$—	$—

Total	$1,633,220	$688,066	$574,252

27. Condensed Quarterly Financial Data (Unaudited)

The following tables summarize the Company's quarterly financial data:

	2014
	March 31,	June 30,	September 30,	December 31,
Total revenues	$409,149	$442,930	$496,463	$513,553
Net income	26,424	30,296	32,550	15,477
Net income attributable to NGHC common shareholders	26,392	30,334	32,060	11,166
Comprehensive income - attributable to NGHC shareholders	34,566	46,597	22,330	11,517
Basic earnings per common share attributable to NGHC shareholders	$0.31	$0.32	$0.34	$0.12
Diluted earnings per common share attributable to NGHC shareholders	$0.30	$0.32	$0.33	$0.12

	2013
	March 31,	June 30,	September 30,	December 31,
Total revenues	$212,862	$217,121	$232,575	$269,304
Net income	7,716	13,950	12,747	7,978
Net income attributable to NGHC common shareholders	6,410	13,054	12,747	7,940
Comprehensive income (loss) - attributable to NGHC shareholders	7,843	(10,687)	12,581	7,523
Basic earnings per common share attributable to NGHC shareholders	$0.14	$0.24	$0.16	$0.10
Diluted earnings per common share attributable to NGHC shareholders	$0.13	$0.22	$0.16	$0.10

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

28. Subsequent Events

On January 23, 2015, the Company closed its acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois based healthcare insurance general agency. The Company paid approximately $15,000 on the acquisition date and agreed to pay potential future earn out payments based on the overall profitability of HST and the business underwritten by the Company's insurance subsidiaries which is produced by HST.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2014	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$37,544	$39,077	$39,077
States, municipalities and political subdivisions	172,617	177,409	177,409
Foreign governments	6,194	5,536	5,536
Public utilities	62,901	63,434	63,434
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds (2)	1,321,171	1,360,826	1,360,826
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—
Total Fixed Maturities	1,600,427	1,646,282	1,646,282

Equity Securities:
Common stock:
Public utilities, banks, trust and insurance companies	5,552	6,535	6,535
Industrial, miscellaneous and all other	41,717	34,389	34,389
Nonredeemable preferred stocks	7,755	7,695	7,695
Total Equity Securities	55,024	48,619	48,619

Other Investments (3)	4,764	4,764	4,764
Other Short-term Investments (3)	10,540	10,540	10,540
Total Investments (other than investments in related parties)	$1,670,755	$1,710,205	$1,710,205

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)	Includes asset-backed securities, residential and commercial mortgage-backed securities.

(3)	Approximates market value.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands, Except Shares and Par Value per Share)

	December 31,
	2014	2013
Assets
Investments:
Equity securities, available-for-sale, at fair value	$—	$1,939
Fixed maturities, available-for-sale, at fair value (amortized cost $15,427 and $63,702)	15,844	61,476
Equity investments in subsidiaries	1,339,161	620,474
Total investments	1,355,005	683,889
Accrued interest	163	188
Cash and cash equivalents	1,282	1,157
Deferred tax asset	9,575	1,227
Income tax receivable	—	138
Other assets	4,923	—
Due from affiliates	—	16,267
Total Assets	$1,370,948	$702,866
Liabilities and Stockholders' Equity
Liabilities:
Due to affiliates - net	$9,266	$—
Notes payable	250,000	—
Line of credit	—	59,200
Income tax payable	6,616	—
Other liabilities	31,616	799
Total Liabilities	297,498	59,999
Stockholders' Equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014; authorized 150,000,000 shares, issued and outstanding 79,731,800 shares - 2013	934	797
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014; authorized 10,000,000 shares, issued and outstanding 0 shares - 2013	55,000	—
Additional paid-in capital	690,736	437,006
Accumulated other comprehensive income	20,192	7,425
Retained earnings	292,832	197,552
Total National General Holdings Corp. Stockholders' Equity	1,059,694	642,780
Non-controlling interest	13,756	87
Total Stockholders' Equity	1,073,450	642,867
Total Liabilities and Stockholders' Equity	$1,370,948	$702,866

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Income:
Investment income (loss)	$3,416	$1,842	$(819)
Net realized loss on investments	(2,489)	(2,830)	—
Other than temporary impairment loss	—	(2,869)	—
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	112,850	46,826	34,660
Total Income	113,777	42,969	33,841
Expenses:
Interest expense	11,753	1,916	1,775
Federal income tax benefit	(2,996)	(1,981)	(719)
Other	273	643	79
Total Expenses	9,030	578	1,135
Net Income	$104,747	$42,391	$32,706
Less: Net loss (income) attributable to non-controlling interest	(2,504)	(82)	—
Net income attributable to NGHC	$102,243	$42,309	$32,706
Dividends on preferred stock	(2,291)	(2,158)	(4,674)
Net income attributable to NGHC common stockholders	$99,952	$40,151	$28,032

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$102,243	$42,309	$32,706
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries	(116,366)	(46,744)	(7,308)
Net amortization of discount on investments	2,596	(62)	—
Realized capital losses on sale of investments	2,489	2,830	—
Realized loss on other than temporary impairment	—	2,869	—
Foreign currency translation adjustment, net of tax	(1,655)	—	—
Stock compensation expenses	2,859	2,727	(111)
Changes in assets and liabilities:
Accrued interest	25	(188)	570
Other assets	(4,923)	—	—
Due to/from affiliates	25,533	(25,986)	—
Deferred tax asset	(19,537)	(448)	—
Income tax receivable	6,754	(138)	—
Other liabilities	28,714	867	316
Net Cash Provided By (Used in) Operating Activities	28,732	(21,964)	26,173
Cash Flows From Investing Activities:
Purchases of fixed maturities	(102,191)	(200,587)	—
Proceeds from sale of fixed maturities	173,804	102,279	—
Investment in consolidated subsidiaries	(517,953)	(89,583)	—
Net Cash Used In Investing Activities	(446,340)	(187,891)	—
Cash Flows From Financing Activities:
Proceeds from issuances of common and preferred stock	230,997	213,277	—
Exercises of stock options	796	—	—
Return of capital	—	—	(1,359)
Notes payable repayments	(59,200)	(57,570)	(31,368)
Proceeds from notes payable	250,000	68,700	6,945
Dividends paid	(4,860)	(13,796)	—
Net Cash Provided By (Used In) Financing Activities	417,733	210,611	(25,782)
Net Increase in Cash and Cash Equivalents	125	756	391
Cash and Cash Equivalents, Beginning of Year	1,157	401	10
Cash and Cash Equivalents, End of Year	$1,282	$1,157	$401

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

Years Ended December 31,

Segment	Deferred Policy Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2014
Property and casualty	$119,167	$1,521,134	$851,875	$1,512,744	$—	$967,176	$171,693	$88,704	$1,730,022
Accident and health	6,832	41,019	12,561	120,476	—	85,889	32,624	22,068	140,002
Corporate and other	—	—	—	—	52,426	—	—	—	—
Total	$125,999	$1,562,153	$864,436	$1,633,220	$52,426	$1,053,065	$204,317	$110,772	$1,870,024
2013
Property and casualty	$59,048	$1,253,516	$476,220	$654,849	$—	$435,989	$64,694	$45,815	$646,100
Accident and health	1,064	5,725	12	33,217	—	26,135	425	23,953	33,216
Corporate and other	—	—	—	—	30,808	—	—	—	—
Total	$60,112	$1,259,241	$476,232	$688,066	$30,808	$462,124	$65,119	$69,768	$679,316
2012
Property and casualty	$60,234	$1,276,700	$488,585	$566,210	$—	$387,628	$58,095	$41,604	$624,453
Accident and health	—	9,833	13	8,042	—	15,058	—	11,072	8,041
Corporate and other	—	—	—	—	30,550	—	—	—	—
Total	$60,234	$1,286,533	$488,598	$574,252	$30,550	$402,686	$58,095	$52,676	$632,494

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Years Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed Other Companies	Net Amount	Percent of Amount Assumed to Net
2014
Premiums	$1,496,709	$(277,899)	$414,410	$1,633,220	25.4%
2013
Premiums	$1,325,251	$(663,055)	$25,870	$688,066	3.8%
2012
Premiums	$1,294,736	$(736,784)	$16,300	$574,252	2.8%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Years Ended December 31,

		Additions
Description	Balance at beginning of the year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of the year
2014
Premiums and other receivables:
Allowance for uncollectible accounts	$6,064	$29,133	$—	$(25,469)	$9,728
2013
Premiums and other receivables:
Allowance for uncollectible accounts	$6,573	$22,484	$—	$(22,993)	$6,064
2012
Premiums and other receivables:
Allowance for uncollectible accounts	$4,164	$19,966	$—	$(17,557)	$6,573

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2014	$1,033,788	$19,277	$865,980
2013	$456,039	$6,085	$448,797
2012	$401,388	$1,298	$415,604

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of National General Holdings Corp. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
3.3	Certificate of Designations for 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
4.2
Registration Rights Agreement, dated as of October 16, 2009, by and among the Company, The Michael Karfunkel 2005 Grantor Retained Annuity Trust, Michael Karfunkel and AmTrust International Insurance, Ltd., as assignee of AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

4.3	Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
4.4
Indenture, dated as of May 23, 2014, by and between the Company, as Issuer, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)

4.5
First Supplemental Indenture, dated as of May 23, 2014, by and between the Company, as Issuer, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 28, 2014)

10.1
Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.2
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.3
Master Services Agreement between AmTrust North America, Inc. and National General Management Corp., dated February 22, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.4*
American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.5*
Form of Statutory Time-Based Stock Option Agreement for the American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.6*
Amendment to Form of Statutory Time-Based Stock Option Agreement for the American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.7*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
10.8*
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

Exhibit No.	Description
10.10*	Form of Restricted Stock Unit Agreement for the NGHC 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014)
10.11*
Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.12*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Byron Storms (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.13*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Michael Weiner (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.14
Portfolio Transfer and Quota Share Agreement, dated as of January 1, 2013, by and between Wesco Insurance Company and National Health Insurance Comp (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.15
Amended and Restated Marketing Agreement, dated as of December 21, 2012, by and among Good Sam Enterprises, LLC, Camping World, Inc., CWI, Inc. and National General Insurance Marketing, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on September 24, 2013) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.16
Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (No. 333-190454) filed on January 31, 2014)

10.17
Amendment No. 1 to Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.18
Amendment No. 2 to Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated as of January 3, 2014, by and among Tower Insurance Company of New York, Castle Point National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, Kodiak Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.19
Amended and Restated Personal Lines Stock and Asset Purchase Agreement, effective as of April 8, 2014, by and between ACP Re, Ltd and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-195262) filed on April 30, 2014)

10.20
Amended and Restated Personal Lines Master Agreement, dated as of July 23, 2014, by and between ACP Re Ltd. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014)

10.21
Credit Agreement, dated September 15, 2014, among the Company as Administrative Agent, ACP Re Ltd. and London Acquisition Company Limited as Borrowers, ACP Re Holdings, LLC as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd. as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2014)

Exhibit No.	Description
10.22
Personal Lines Quota Share Reinsurance Agreement, dated as of September 15, 2014, by and among Tower Insurance Company of New York, CastlePoint National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 17, 2014)

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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

*	Management contract or compensatory plan or arrangement.