Form 10-Q
period 2015-03-31
National General Holdings Corp.
filed 2015-05-11
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

As of May 7, 2015, the number of common shares of the registrant outstanding was 93,572,226.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $1,345,963 and $1,330,760)	$1,406,561	$1,374,087
Equity securities, available-for-sale, at fair value (cost $52,551 and $52,272)	48,194	45,802
Short-term investments	18,447	50
Equity investment in unconsolidated subsidiaries	167,568	155,900
Other investments	5,798	4,764
Securities pledged (amortized cost $0 and $47,546)	—	49,456
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $210,300 and $222,121)	212,570	222,739
Equity securities, available-for-sale, at fair value (cost $2,752 and $2,752)	2,865	2,817
Short-term investments	3,385	10,490
Total investments	1,865,388	1,866,105
Cash and cash equivalents (Exchanges - $28,605 and $9,437)	229,102	132,615
Accrued investment income (Exchanges - $1,854 and $1,898)	13,275	14,451
Premiums and other receivables, net (Related parties $140,636 and $64,129) (Exchanges - $60,292 and $58,238)	791,281	647,443
Deferred acquisition costs (Exchanges - $12,547 and $4,485)	155,029	125,999
Reinsurance recoverable on unpaid losses (Related parties - $73,771 and $88,970) (Exchanges - $15,444 and $23,583)	873,431	911,798
Prepaid reinsurance premiums (Exchanges - $70,340 and $26,924)	152,919	102,761
Notes receivable from related party	126,434	125,000
Due from affiliate	4,098	5,129
Premises and equipment, net	29,466	30,583
Intangible assets, net (Exchanges - $9,182 and $11,433)	244,018	248,837
Goodwill	92,141	70,764
Prepaid and other assets (Exchanges - $41 and $71)	53,090	48,154
Total assets	$4,629,672	$4,329,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $111,631 and $111,848)	$1,551,624	$1,562,153
Unearned premiums (Exchanges - $140,154 and $119,998)	961,979	864,436
Unearned service contract and other revenue (Exchanges - $20,172 and $0)	29,721	8,527
Reinsurance payable (Related parties - $61,914 and $41,965) (Exchanges - $19,878 and $13,811)	153,105	111,641
Accounts payable and accrued expenses (Related parties - $38,126 and $38,576) (Exchanges - $9,431 and $17,691)	178,587	207,121
Due to affiliate (Exchanges - $1,521 and $1,552)	1,521	1,552
Securities sold under agreements to repurchase, at contract value	—	46,804
Deferred tax liability (Exchanges - $38,370 and $38,402)	52,110	67,535
Income tax payable (Exchanges - $1,059 and $1,059)	56,177	30,591
Notes payable (Exchanges owed to related party - $50,417 and $48,374)	305,417	304,005
Other liabilities (Exchanges - $8,985 and $5,710)	65,306	51,824
Total liabilities	3,355,547	3,256,189

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,495,258 shares - 2015; authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014	935	934
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,350,000 shares - 2015; authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014	205,000	55,000
Additional paid-in capital	687,189	690,736
Accumulated other comprehensive income	32,683	20,192
Retained earnings	332,701	292,832
Total National General Holdings Corp. Stockholders' Equity	1,258,508	1,059,694
Non-controlling interest (Exchanges - $15,507 and $13,670)	15,617	13,756
Total stockholders’ equity	1,274,125	1,073,450
Total liabilities and stockholders' equity	$4,629,672	$4,329,639

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premium income:
Gross premium written	$643,455	$646,142
Ceded premiums (related parties - $348 and $30,277, respectively)	(113,430)	(78,657)
Net premium written	530,025	567,485
Change in unearned premium	(50,860)	(209,633)
Net earned premium	479,165	357,852
Ceding commission income	5,080	5,370
Service and fee income	54,870	36,706
Net investment income	16,148	9,214
Net realized gain on investments	1,187	—
Other revenue	1,245	7
Total revenues	557,695	409,149
Expenses:
Loss and loss adjustment expense	306,686	225,347
Acquisition costs and other underwriting expenses	89,885	74,373
General and administrative expenses	105,687	76,199
Interest expense	9,080	593
Total expenses	511,338	376,512
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	46,357	32,637
Provision for income taxes	8,387	7,336
Income before equity in earnings of unconsolidated subsidiaries	37,970	25,301
Equity in earnings of unconsolidated subsidiaries	4,958	1,123
Net income	42,928	26,424
Less: Net loss (income) attributable to non-controlling interest	(160)	(32)
Net income attributable to National General Holdings Corp. ("NGHC")	$42,768	$26,392
Dividends on preferred stock	(1,031)	—
Net income attributable to NGHC common stockholders	$41,737	$26,392
Earnings per common share:
Basic earnings per share	$0.45	$0.31
Diluted earnings per share	$0.43	$0.30
Dividends declared per common share	$0.02	$0.01
Weighted average common shares outstanding:
Basic	93,454,236	85,774,057
Diluted	96,087,952	86,884,898
Net realized gain on investments:
Other than temporary impairment loss	$(1,016)	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	(1,016)	—
Other net realized gain on investments	2,203	—
Net realized gain on investments	$1,187	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$42,928	$26,424
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,024	(597)
Gross unrealized holding gain on securities, net of tax expense of $5,990 and $4,478 in 2015 and 2014, respectively	14,355	8,771
Reclassification adjustment for investment gain included in net income	(1,187)	—
Other comprehensive income, net of tax	14,192	8,174
Comprehensive income	57,120	34,598
Less: Comprehensive loss (income) attributable to non-controlling interest	(1,861)	(32)
Comprehensive income attributable to NGHC	$55,259	$34,566

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended March 31, 2015
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2015	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450
Net income	—	—	—	—	—	42,768	—	160	42,928
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,024	—	1,024
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	11,467	1,701	13,168
Preferred stock dividends	—	—	—	—	—	(1,031)	—	—	(1,031)
Common stock dividends	—	—	—	—	—	(1,868)	—	—	(1,868)
Issuance of preferred stock	—	—	150,000	150,000	(4,975)	—	—	—	145,025
Exercises of stock options	67,876	1	—	—	340	—	—	—	341
Stock-based compensation	—	—	—	—	1,088	—	—	—	1,088
Balance March 31, 2015	93,495,258	$935	2,350,000	$205,000	$687,189	$332,701	$32,683	$15,617	$1,274,125

	Three Months Ended March 31, 2014
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867
Net income	—	—	—	—	—	26,392	—	32	26,424
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(597)	—	(597)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	8,771	—	8,771
Common stock dividends	—	—	—	—	—	(932)	—	—	(932)
Issuance of common stock	13,612,600	136	—	—	178,503	—	—	—	178,639
Stock-based compensation	—	—	—	—	418	—	—	—	418
Balance March 31, 2014	93,344,400	$933	—	$—	$615,927	$223,012	$15,599	$119	$855,590

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$42,928	$26,424
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	7,956	6,775
Net amortization of premium on fixed maturities	1,188	740
Net amortization of discount on debt	2,043	—
Stock compensation expense	1,088	418
Equity in earnings of unconsolidated subsidiaries	(4,958)	(1,123)
Net realized gain on investments	(2,203)	—
Other than temporary impairment loss	1,016	—
Bad debt expense	5,823	7,086
Foreign currency translation adjustment, net of tax	(427)	(597)
Changes in assets and liabilities:
Accrued investment income	(257)	(430)
Premiums and other receivables	(147,734)	(247,513)
Deferred acquisition costs, net	(29,030)	(38,981)
Reinsurance recoverable on unpaid losses	38,367	23,354
Prepaid reinsurance premiums	(50,158)	(6,692)
Prepaid expenses and other assets	(4,618)	576
Unpaid loss and loss adjustment expense reserves	(10,529)	56,238
Unearned premiums	97,543	216,325
Unearned service contract and other revenue	21,194	1,639
Reinsurance payable	41,464	24,199
Accounts payable	(34,089)	93,033
Income tax payable	25,587	17,028
Deferred tax liability	(21,117)	(12,199)
Other liabilities	13,482	(4,447)
Net cash provided by (used in) operating activities	(5,441)	161,853
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(6,710)	(1,576)
Purchases of other investments	(1,556)	(349)
Acquisition of consolidated subsidiaries, net of cash	(15,524)	6,393
Purchases of short term investments	(48,209)	(124,000)
Proceeds from sale of short-term investments	36,917	124,000
Purchases of premises and equipment	(2,112)	(3,525)
Purchases of fixed maturities	(62,334)	(324,903)
Proceeds from sale and maturity of fixed maturities	106,724	62,834
Net cash provided by (used in) investing activities	7,196	(261,126)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(46,804)	(42,636)
Notes payable repayments	(631)	(1,394)
Proceeds from notes payable	—	125
Issuance of common stock	—	178,639
Issuance of preferred stock, net of fees	145,025	—
Exercises of stock options	341	—
Dividends paid to preferred shareholders	(1,031)	—
Dividends paid to common shareholders	(1,868)	(932)
Net cash provided by financing activities	95,032	133,802

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Effect of exchange rate changes on cash and cash equivalents	(300)	—
Net increase in cash and cash equivalents	96,487	34,529
Cash and cash equivalents, beginning of the period	132,615	73,823
Cash and cash equivalents, end of the period	$229,102	$108,352
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,900	$1,700
Cash paid for interest	31	728

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC on March 9, 2015. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015, and the audited condensed consolidated balance sheet as of December 31, 2014, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or "Exchanges"), following the Company's acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014, that are of significance, or potential significance, to the Company.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective prospectively for fiscal years beginning after December 15, 2014, and interim periods within those years. The Company adopted ASU 2014-08 on January 1, 2015 and the implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" to address concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 amends certain areas in the consolidation analysis including: (i) the effect of related parties on the primary beneficiary determination; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; and (iv) certain investment funds. The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, as part of its initiative to reduce complexity in accounting standards. ASU 2015-03 amends the current practice where debt issuance costs were recognized as separate assets (i.e., deferred charges) on the balance sheet and were not deducted from the carrying value of the debt liability. ASU 2015-03 amends the current practice and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 is expected to be limited to disclosure requirements and is not expected to have an effect on the Company’s results of operations, financial position or liquidity.

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

For the three months ended March 31, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $49,450, $49,314 and $136, respectively.

For the three months ended March 31, 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $8,578. Such amount is eliminated in our consolidated earnings.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

March 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$47,548	$153	$(4,555)	$43,146
Preferred stock	7,755	158	—	7,913
Fixed maturities:
U.S. Treasury	22,253	1,547	(1)	23,799
Federal agencies	98	1	—	99
States and political subdivision bonds	177,288	5,864	(206)	182,946
Foreign government	6,573	—	(1,067)	5,506
Corporate bonds	856,668	50,743	(9,790)	897,621
Residential mortgage-backed securities	408,596	14,033	(65)	422,564
Commercial mortgage-backed securities	79,827	2,354	(585)	81,596
Asset-backed securities	4,960	40	—	5,000
Total	$1,611,566	$74,893	$(16,269)	$1,670,190
Less: Securities pledged	—	—	—	—
Total net of Securities pledged	$1,611,566	$74,893	$(16,269)	$1,670,190
NGHC	$1,398,514	$71,568	$(15,327)	$1,454,755
Reciprocal Exchanges	213,052	3,325	(942)	215,435
Total	$1,611,566	$74,893	$(16,269)	$1,670,190

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of March 31, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$13,973	$14,030	$4,290	$4,289	$18,263	$18,319
Due after one year through five years	313,685	330,594	37,234	37,581	350,919	368,175
Due after five years through ten years	512,817	537,994	65,159	66,411	577,976	604,405
Due after ten years	416,298	431,829	77,085	77,331	493,383	509,160
Mortgage-backed securities	89,190	92,114	26,532	26,958	115,722	119,072
Total	$1,345,963	$1,406,561	$210,300	$212,570	$1,556,263	$1,619,131

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2015	2014
Interest
Cash and short term investments	$5	$10
Equity securities	75	—
Fixed maturities	15,006	9,753
Reverse Repurchase Agreements	—	—
Investment Income	15,086	9,763
Investment expense	(1,212)	(469)
Repurchase Agreements interest expense	(70)	(80)
Other Income (1)	2,344	—
Net Investment Income	$16,148	$9,214
NGHC	$14,109	$9,214
Reciprocal Exchanges	2,039	—
Net Investment Income	$16,148	$9,214

(1) Includes interest income of approximately $2,188 for the three months ended March 31, 2015, under the ACP Re Credit Agreement (see Note 15, "Related Party Transactions").

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the three months ended March 31, 2015 and 2014 were $53,402 and $0, respectively. For the three months ended March 31, 2015, the Company recognized an other-than-temporary impairment ("OTTI") of $1,016 on an investment based on our qualitative and quantitative review.

The tables below indicate the gross realized gains and losses (including any OTTI loss) for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$—	$—
Fixed maturities	2,624	(421)	2,203
Other Than Temporary Impairment Loss	—	(1,016)	(1,016)
Total gross realized gains and losses	$2,624	$(1,437)	$1,187
NGHC	$1,773	$(1,279)	$494
Reciprocal Exchanges	851	(158)	693
Total gross realized gains and losses	$2,624	$(1,437)	$1,187

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$—	$—
Fixed maturities	—	—	—
Total gross realized gains and losses	$—	$—	$—

(d) Unrealized Gains and Losses

Unrealized gains (losses) on equity securities, fixed maturities and securities sold but not yet purchased consisted of the following:

	March 31, 2015	December 31, 2014
Net unrealized loss on common stock	$(4,402)	$(6,345)
Net unrealized gain (loss) on preferred stock	158	(60)
Net unrealized gains on fixed maturities	62,868	45,855
Net unrealized gain (loss) on other	(6)	18
Deferred income tax expense	(19,769)	(13,787)
Net unrealized gains, net of deferred income tax expense	$38,849	$25,681
NGHC	$36,465	$24,998
Reciprocal Exchanges	2,384	683
Net unrealized gains, net of deferred income tax expense	38,849	25,681
Non-controlling interest	(2,384)	(683)
NGHC net unrealized gains, net of deferred income tax expense	$36,465	$24,998
Period Ended:
NGHC change in net unrealized gains, net of deferred income tax expense	$11,467	$17,938

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of March 31, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
March 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$38,618	$(4,555)	4	$—	$—	—	$38,618	$(4,555)
Preferred stock	—	—	—	—	—	—	—	—
U.S. Treasury	699	(1)	2	—	—	—	699	(1)
States and political subdivision bonds	14,841	(185)	33	1,722	(21)	3	16,563	(206)
Foreign government	5,506	(1,067)	2	—	—	—	5,506	(1,067)
Corporate bonds	90,193	(6,686)	64	23,343	(3,104)	9	113,536	(9,790)
Residential mortgage-backed securities	1,458	(14)	14	1,941	(51)	3	3,399	(65)
Commercial mortgage-backed securities	35,153	(585)	13	—	—	—	35,153	(585)
Asset-backed securities	—	—	—	—	—	—	—	—
Total	$186,468	$(13,093)	132	$27,006	$(3,176)	15	$213,474	$(16,269)
NGHC	$135,716	$(12,151)	77	$27,006	$(3,176)	15	$162,722	$(15,327)
Reciprocal Exchanges	50,752	(942)	55	—	—	—	50,752	(942)
Total	$186,468	$(13,093)	132	$27,006	$(3,176)	15	$213,474	$(16,269)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

There were 147 and 208 securities at March 31, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an OTTI. Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(f) Credit Quality of Investments

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred stock securities as of March 31, 2015 and December 31, 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
March 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$18,800	$20,285	1.5%	$3,453	$3,514	1.5%
AAA	336,897	349,286	24.7%	18,014	18,035	8.4%
AA, AA+, AA-	251,418	259,678	18.4%	12,125	12,400	5.8%
A, A+, A-	289,536	311,077	22.0%	52,055	52,745	24.5%
BBB, BBB+, BBB-	392,849	409,697	29.0%	99,722	100,995	46.9%
BB+ and lower	61,466	61,586	4.4%	27,683	27,746	12.9%
Total	$1,350,966	$1,411,609	100.0%	$213,052	$215,435	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of March 31, 2015 and December 31, 2014.

March 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.3%	3.7%	25.8%	10.6%	1.8%	$387,760	43.2%
Industrials	—%	2.3%	8.8%	33.3%	6.4%	456,180	50.8%
Utilities/Other	—%	—%	1.0%	4.8%	0.2%	53,681	6.0%
Total	1.3%	6.0%	35.6%	48.7%	8.4%	$897,621	100.0%
NGHC	1.3%	5.7%	32.0%	42.7%	6.3%	$789,737	88.0%
Reciprocal Exchanges	—%	0.3%	3.6%	6.0%	2.1%	107,884	12.0%
Total	1.3%	6.0%	35.6%	48.7%	8.4%	$897,621	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Restricted cash	$7,302	$7,937
Restricted investments - fixed maturities at fair value	57,835	56,049
Total restricted cash and investments	$65,137	$63,986

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of March 31, 2015, the Company had no collateralized borrowing transaction principal outstanding. As of December 31, 2014, the Company had collateralized borrowing transaction principal outstanding of $46,804 at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2015 and 2014 was $70 and $80, respectively. The Company has approximately $49,456 of collateral pledged in support for these agreements as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company had no collateralized lending transaction principal outstanding.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2015.

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

States and Political Subdivision Bonds ‑ Comprised of bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, these are classified within Level 2. Municipal auction rate securities are reported in the condensed consolidated balance sheets at cost which approximates their fair value.

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

Premiums and other receivable - The carrying values reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair values due to the short term nature of these assets.

Notes Payable - The amount reported in the accompanying condensed consolidated balance sheets for this financial instrument represents the carrying value of the debt. As of March 31, 2015, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $284,997 and $4,983, respectively. The fair value of the Company’s 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. In addition, as of March 31, 2015, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $43,700. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. As of December 31, 2014, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $276,014 and $4,982, respectively. In addition, as of December 31, 2014, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $42,000. All these financial liabilities are classified as Level 3 in the financial hierarchy.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

March 31, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$5,792	$—	$37,354	$43,146
Preferred stock	—	7,913	—	7,913
Fixed maturities:
U.S. Treasury	23,799	—	—	23,799
Federal agencies	—	99	—	99
States and political subdivision bonds	—	182,946	—	182,946
Foreign government	—	5,506	—	5,506
Corporate bonds	—	897,621	—	897,621
Residential mortgage-backed securities	—	422,564	—	422,564
Commercial mortgage-backed securities	—	81,596	—	81,596
Asset-backed securities	—	5,000	—	5,000
Short term investments	—	21,832	—	21,832
Total assets	$29,591	$1,625,077	$37,354	$1,692,022
NGHC	$26,077	$1,409,771	$37,354	$1,473,202
Reciprocal Exchanges	3,514	215,306	—	218,820
Total assets	$29,591	$1,625,077	$37,354	$1,692,022

Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$6,535	$—	$34,389	$40,924
Preferred stock	—	7,695	—	7,695
Fixed maturities:
U.S. Treasury	38,979	—	—	38,979
Federal agencies	—	98	—	98
States and political subdivision bonds	—	177,409	—	177,409
Foreign government	—	5,536	—	5,536
Corporate bonds	—	867,262	—	867,262
Residential mortgage-backed securities	—	470,636	—	470,636
Commercial mortgage-backed securities	—	80,992	—	80,992
Asset-backed securities	—	5,370	—	5,370
Short term investments	—	10,540	—	10,540
Total assets	$45,514	$1,625,538	$34,389	$1,705,441
NGHC	$45,514	$1,389,492	$34,389	$1,469,395
Reciprocal Exchanges	—	236,046	—	236,046
Total assets	$45,514	$1,625,538	$34,389	$1,705,441

Liabilities
Securities sold under agreements to repurchase	$—	$46,804	$—	$46,804
Total liabilities	$—	$46,804	$—	$46,804

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Balance as of January 1, 2015	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2015
Common stock	$34,389	$—	$2,965	$—	$—	$—	$37,354
Total	$34,389	$—	$2,965	$—	$—	$—	$37,354

	Balance as of January 1, 2014	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Common stock	$—	$—	$(7,328)	$41,717	$—	$—	$34,389
Total	$—	$—	$(7,328)	$41,717	$—	$—	$34,389

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Consolidated Financial Statements.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014. The carrying value of the Company’s cash and cash equivalents, premium and other receivables, accrued interest, accounts payable and accrued expenses approximates fair value given the short-term nature of such items.

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

The following tables present the investment activity in the LSC Entities.

	Three Months Ended March 31,
	2015	2014
Balance at beginning of the period	$146,089	$126,186
Distributions	—	—
Contributions	565	1,562
Acquisition of interest	—	—
Equity in earnings of unconsolidated subsidiaries	5,118	1,400
Change in equity method investments	5,683	2,962
Balance at end of the period	$151,772	$129,148

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize total assets and total liabilities as of March 31, 2015 and December 31, 2014 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the three months ended March 31, 2015 and 2014.

Condensed balance sheet data	March 31, 2015	December 31, 2014
Investments in life settlement contracts at fair value	$259,785	$264,517
Total assets	329,123	318,598
Total liabilities	25,579	26,420
Members' equity	303,544	292,178
NGHC's 50% ownership interest	$151,772	$146,089

	Three Months Ended March 31,
Condensed results of operations	2015	2014
Revenue, net of commission	$12,078	$4,190
Total expenses	1,842	1,390
Net income (loss)	$10,236	$2,800
NGHC's 50% ownership interest	$5,118	$1,400

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2015 and December 31, 2014 and, only includes data for policies to which the LSC Entities assigned value at those dates:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	March 31, 2015	December 31, 2014
Average age of insured	81.4 years	81.1 years
Average life expectancy, months(1)	119	121
Average face amount per policy	$6,520	$6,624
Effective discount rate(2)	14.0%	14.0%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities' estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase).

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2015 and December 31, 2014:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2015	$(34,014)	$36,218
December 31, 2014	$(34,686)	$36,486

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2015	$(22,299)	$24,959
December 31, 2014	$(22,705)	$25,456
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of March 31, 2015. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Premiums Due on Life Settlement Contracts
2015	$40,801
2016	62,451
2017	40,559
2018	39,334
2019	38,312
Thereafter	526,132
Total	$747,589

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet (see Note 15, "Related Party Transactions"). The lease period is for 15 years and the Company paid 800 Superior, LLC $664 and $561 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company’s equity interest in 800 Superior, LLC as of March 31, 2015 and December 31, 2014 was $1,949 and $2,140, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(191) and $(305), respectively. The Company’s equity interest in East Ninth & Superior as of March 31, 2015 and December 31, 2014 was $4,111 and $4,079, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded equity in earnings (losses) from East Ninth & Superior of $32 and $29, respectively.

In February 2015, the Company invested approximately $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of March 31, 2015 was $9,714. (See Note 15, "Related Party Transactions").

7. Recent Acquisitions

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

The composition of goodwill and intangible assets at March 31, 2015 and December 31, 2014 consisted of the following:

March 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,015	$2,185	5 years
Loss reserve discount	12,451	12,137	314	7 years
Agent relationships	43,652	10,613	33,039	11 - 17 years
Affinity partners	800	382	418	11 years
Value in policies-in-force	8,501	4,605	3,896	1 year
Renewal rights	26,100	2,699	23,401	7 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	92,141	—	92,141	indefinite life
Total	$372,610	$36,451	$336,159
NGHC	$358,708	$31,731	$326,977
Reciprocal Exchanges	13,902	4,720	9,182
Total	$372,610	$36,451	$336,159

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$5,737	$2,463	5 years
Loss reserve discount	12,451	12,071	380	7 years
Agent relationships	43,652	9,602	34,050	11 - 17 years
Affinity partners	800	363	437	11 years
Non-compete	2,500	2,417	83	5 years
Value in policies-in-force	8,501	2,468	6,033	1 year
Renewal rights	26,100	1,474	24,626	7 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	70,764	—	70,764	indefinite life
Total	$353,733	$34,132	$319,601
NGHC	$339,831	$31,663	$308,168
Reciprocal Exchanges	13,902	2,469	11,433
Total	$353,733	$34,132	$319,601

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. No goodwill and intangible assets impairments were recorded during the three months ended March 31, 2015 and 2014.

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the three months ended March 31, 2015 and 2014, the Company amortized approximately $4,819 and $3,212, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $2,252 for the three months ended March 31, 2015.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2015 (remaining nine months)	$7,254	$4,241	$11,495
2016	10,329	460	10,789
2017	10,330	460	10,790
2018	6,325	460	6,785
2019	5,585	460	6,045
2020	4,122	—	4,122
Thereafter	13,227	—	13,227
	$57,172	$6,081	$63,253

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Stockholders' Equity

On March 27, 2015, the Company completed a public offering of 6,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the "Series B Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on July 15, 2015, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to April 15, 2020. After that date, the Company may redeem at its option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 6,000,000 depositary shares (equivalent to 150,000 shares of Series B Preferred Stock) were issued. Net proceeds from this offering were $145,275. The Company incurred $4,975 in underwriting discount, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

On April 6, 2015, the underwriters exercised their over-allotment option of 600,000 with respect to the Company's depositary shares. (See Note 17, "Subsequent Events").

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the Indenture as of March 31, 2015. The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses.

Interest expense on the 6.75% Notes for the three months ended March 31, 2015 was $4,223.

Revolving Credit Agreements

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of March 31, 2015). The Company was in compliance with all of the covenants under the Credit Agreement as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, there was no outstanding balance on the line of credit. Interest expense for the Company's existing and repaid lines of credit for the three months ended March 31, 2015 and 2014 was $0 and $436, respectively.

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three months ended March 31, 2015 was $54.

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three months ended March 31, 2015 was $3,696, which includes amortization of $2,043. (See Note 15, "Related Party Transactions").

Maturities of the Company's debt for the five years subsequent to March 31, 2015 are as follows:

	2015 (remaining nine months)	2016	2017	2018	2019	2020	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$—	$250,000	$250,000
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
Reciprocal Exchanges' Surplus Notes	—	—	—	—	—	—	50,417	50,417
	$—	$—	$—	$—	$—	$—	$305,417	$305,417

As of March 31, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $10,772 and $12,142, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2015	2014
Net income attributable to common NGHC stockholders	$41,737	$26,392
Weighted average number of common shares outstanding – basic	93,454,236	85,774,057
Potentially dilutive securities:
Share options	2,183,251	1,110,841
Restricted stock units	450,465	—
Weighted average number of common shares outstanding – diluted	96,087,952	86,884,898

Basic earnings per share attributable to NGHC common stockholders	$0.45	$0.31
Diluted earnings per share attributable to NGHC common stockholders	$0.43	$0.30

As of March 31, 2015 and 2014, 2,464,917 and 3,076,653 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

12. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2015, approximately 1,716,560 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five years period following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs generally vest over a period of three or four years.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s stock option activity for the three months ended March 31, 2015 and 2014 is shown below:

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,110,593	$8.88	5,058,363	$8.48
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(67,876)	4.85	(42,600)	3.67
Outstanding at end of period	5,042,717	$8.93	5,015,763	$8.52

There were no options granted during the three months ended March 31, 2015 and 2014. The Company had approximately $5,337 and $5,999 of unrecognized compensation cost related to unvested stock options as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, all option grants outstanding had an approximate weighted average remaining life of 7.6 and 7.9 years, respectively. As of March 31, 2015 and December 31, 2014, there were approximately 2,640,073 and 2,347,412 exercisable shares with a weighted average exercise price of $7.85 and $7.81, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $925 and $447, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2015 and 2014 was $49,250 and $26,990, respectively.

Cash received from options exercised was $341 and $0 during the three months ended March 31, 2015 and 2014, respectively.

A summary of the Company's RSU activity for the three months ended March 31, 2015 and 2014 is shown below:

	Three Months Ended March 31,
	2015		2014
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	327,555	$17.44	—	$—
Granted	127,910	18.57	—	—
Vested	—	—	—	—
Forfeited	(5,000)	18.02	—	—
Non-vested at end of period	450,465	$17.75	—	$—

Compensation expense for all share-based compensation under ASC 718-10-30 was $1,088 and $418 for the three months ended March 31, 2015 and 2014, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended March 31,
	2015	2014
Installment fees	$8,125	$6,883
Commission revenue	14,242	14,860
General agent fees	16,127	7,325
Late payment fees	2,946	2,498
Finance and processing fees	9,481	3,140
Other	3,949	2,000
Total	$54,870	$36,706

14. Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company's consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended March 31,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	Total
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$46,253	$104	$46,357	$32,637
Tax at Federal statutory rate 35%	$16,189	$36	$16,225	$11,423
Tax effects resulting from:
Tax-exempt interest	(307)	(68)	(375)	(156)
Non-deductible meals and entertainment	80	—	80	31
Exempt foreign income	(3,062)	—	(3,062)	(2,010)
Equity method income	1,735	—	1,735	393
Statutory equalization reserves	(9,929)	—	(9,929)	(3,950)
State tax	650	—	650	467
Other permanent items	3,063	—	3,063	1,138
Total income tax reported	$8,419	$(32)	$8,387	$7,336
Effective tax rate	18.2%	(30.8)%	18.1%	22.5%

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying condensed consolidated statements of income.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company.

As of March 31, 2015 and December 31, 2014, the Company had approximately $103,145 and $134,975, respectively, of unutilized equalization reserves and an associated deferred tax liability of approximately $30,943 and $40,493, respectively. For the three months ended March 31, 2015 and 2014, income tax expense included a tax benefit of $9,929 and $3,950, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate by 21.47% and 12.10% for the three months ended March 31, 2015 and 2014, respectively.

As permitted by FASB ASC 740-10, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of March 31, 2015 and December 31, 2014. No interest or penalties have been recorded by the Company for the three months ended March 31, 2015 and 2014. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $552 and $423, for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, there was a payable to AIIM related to these services in the amount of $1,126 and $564, respectively.

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp., a wholly owned subsidiary of the Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five-year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp. In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premium of NGHC and its affiliates written on the system plus the costs for support services. In 2014, AmTrust also began providing the Company services in managing the premium receipts from its lockbox facilities at a fixed cost per item processed.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company recorded expenses related to the Master Services Agreement of $8,062 and $7,755 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, there was a payable related to the services received under this agreement in the amount of $12,323 and $13,621, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary of the Company, Integon National Insurance Company ("Integon National"), entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the three months ended March 31, 2015 and 2014 were $37 and $31, respectively. As of March 31, 2015 and December 31, 2014, there was a payable for these services in the amount of $37 and $31, respectively.

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

The amounts related to these reinsurance treaties are as follows:

March 31, 2015	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(2,495)	$—	$(249)
AARC	775	105	(348)

December 31, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(3,987)	$—	$(638)
AARC	706	94	(350)

Three Months Ended March 31, 2015	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$152	$199	$705
AARC	(348)	98	(216)

Three Months Ended March 31, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	4,741	(1,252)	3,230
AARC	(293)	88	(193)

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re Ltd.	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended March 31, 2015	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$—	$198	$487
Maiden Insurance Company	—	331	824
Technology Insurance Company	—	132	311
Total	$—	$661	$1,622

Three Months Ended March 31, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re Ltd.	$8,995	$2,699	$6,967
Maiden Insurance Company	14,992	4,498	11,612
Technology Insurance Company	5,997	1,799	4,645
Total	$29,984	$8,996	$23,224

Included in ceding commission income was $0 and $3,767 which represented recovery of successful acquisition cost of the reinsured contracts for the three months ended March 31, 2015 and 2014, respectively. These amounts have been netted against acquisition costs and other underwriting expenses in the accompanying condensed consolidated statements of income.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

March 31, 2015	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re Ltd.	$31,003	$—	$7,594
Maiden Insurance Company	51,686	—	12,657
Technology Insurance Company	20,656	—	5,063
Total	$103,345	$—	$25,314

December 31, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re Ltd.	$30,517	$3	$7,792
Maiden Insurance Company	50,861	5	12,987
Technology Insurance Company	20,345	2	5,195
Total	$101,723	$10	$25,974

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $32,388 and $59,353, respectively, as of March 31, 2015 and $31,044 and $58,513, respectively, as of December 31, 2014.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries”).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $664 and $561 for the three months ended March 31, 2015 and 2014, respectively. For more information on the 800 Superior, LLC related party transactions, see Note 16, "Related Party Transactions - 800 Superior, LLC" of our Annual Report on Form 10-K for the year ended December 31, 2014.

North Dearborn Building Company, L.P.

In February 2015, the Company invested approximately $9,714 in North Dearborn, a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of March 31, 2015 was $9,714.

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

PL Reinsurance Agreement and the Personal Lines Cut-Through Quota Share Reinsurance Agreement

Integon National entered into the Personal Lines Quota Share Reinsurance Agreement (the "PL Reinsurance Agreement"), with Tower’s ten statutory insurance companies (collectively, the “Tower Companies”), pursuant to which Integon National reinsures 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon National under the PL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to National General Insurance Marketing, Inc., a subsidiary of the Company (“NGIM”), pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross premium written (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement. In connection with the execution of the PL Reinsurance Agreement, the Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, by and among the Tower Companies and Integon National (the “Cut-Through Reinsurance Agreement”), was terminated on a run-off basis, with the reinsurance of all policies reinsured under such agreement remaining in effect.

As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, during the three months ended March 31, 2015 and 2014, the Company assumed $76,045 and $236,277, respectively, of premium from the Tower Companies and recorded $24,815 and $47,823, respectively, of ceding commission expense. As of March 31, 2015 and December 31, 2014, there was a net receivable due from the Tower Companies of $79,751 and $43,998, respectively, related to the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement. During the three months ended March 31, 2015 and 2014, the Company earned premium of approximately $86,643 and $77,434, respectively, under these reinsurance agreements. During the three months ended March 31, 2015 and 2014, the Company incurred losses and loss adjustment expenses of $45,806 and $47,261, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. During the three months ended March 31, 2015, the Company recorded $5,583 of commission income, as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Administrative Agreement, the Company was reimbursed $932 during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, there was a receivable related to the PL Administrative Agreement of $2,478 and $1,546, respectively.

Stop-Loss and Retrocession Agreements

National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with CP Re. NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re is obligated to reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AII provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the fifth anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII. The Company will record this reinsurance transaction under the deposit method of accounting.

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

The Company recorded interest income of approximately $2,188 for the three months ended March 31, 2015 under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

ACP Re, an affiliate of the Company, holds the surplus notes carried at $50,417 and $48,374 as of March 31, 2015 and December 31, 2014, respectively, issued by the Reciprocal Exchanges. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval (see Note 10, “Debt”).

AIBD Health Plan

On September 1, 2012 the Company purchased The Association Benefits Solution companies. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of March 31, 2015 and December 31, 2014, the Company had a receivable of $5,415 and $5,377, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of March 31, 2015 and December 31, 2014, the Company had a receivable (payable) to the employer trust in the amount of $1,157 and $(605), respectively.

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

The following tables summarize the underwriting results of the Company’s operating segments:

Three Months Ended March 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$568,098	$75,357	$—	$643,455
Ceded premiums	(105,201)	(8,229)	—	(113,430)
Net premium written	462,897	67,128	—	530,025
Change in unearned premium	(14,907)	(35,953)	—	(50,860)
Net earned premium	447,990	31,175	—	479,165
Ceding commission income	4,798	282	—	5,080
Service and fee income	37,451	17,419	—	54,870
Total underwriting revenue	490,239	48,876	—	539,115
Underwriting expenses:
Loss and loss adjustment expense	286,583	20,103	—	306,686
Acquisition costs and other underwriting expenses	78,593	11,292	—	89,885
General and administrative expenses	91,540	14,147	—	105,687
Total underwriting expenses	456,716	45,542	—	502,258
Underwriting income	33,523	3,334	—	36,857
Net investment income	—	—	16,148	16,148
Net realized gains on investments	—	—	1,187	1,187
Other revenue	—	—	1,245	1,245
Equity in earnings of unconsolidated subsidiaries	—	—	4,958	4,958
Interest expense	—	—	(9,080)	(9,080)
Provision for income taxes	—	—	(8,387)	(8,387)
Net loss (income) attributable to non-controlling interest	—	—	(160)	(160)
Net income attributable NGHC	$33,523	$3,334	$5,911	$42,768
NGHC	$32,454	$3,334	$5,911	$41,699
Reciprocal Exchanges	1,069	—	—	1,069
Net income attributable NGHC	$33,523	$3,334	$5,911	$42,768

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$606,608	$39,534	$—	$646,142
Ceded premiums	(78,609)	(48)	—	(78,657)
Net premium written	527,999	39,486	—	567,485
Change in unearned premium	(200,779)	(8,854)	—	(209,633)
Net earned premium	327,220	30,632	—	357,852
Ceding commission income	5,370	—	—	5,370
Service and fee income	21,673	15,033	—	36,706
Total underwriting revenue	354,263	45,665	—	399,928
Underwriting expenses:
Loss and loss adjustment expense	209,430	15,917	—	225,347
Acquisition costs and other underwriting expenses	55,773	18,600	—	74,373
General and administrative expenses	63,521	12,678	—	76,199
Total underwriting expenses	328,724	47,195	—	375,919
Underwriting income (loss)	25,539	(1,530)	—	24,009
Net investment income	—	—	9,214	9,214
Net realized gains (losses) on investments	—	—	—	—
Other revenue	—	—	7	7
Equity in earnings of unconsolidated subsidiaries	—	—	1,123	1,123
Interest expense	—	—	(593)	(593)
Provision for income taxes	—	—	(7,336)	(7,336)
Net loss (income) attributable to non-controlling interest	—	—	(32)	(32)
Net income (loss) attributable NGHC	$25,539	$(1,530)	$2,383	$26,392

The following tables summarize the financial position of the Company's operating segments as of March 31, 2015 and December 31, 2014:

March 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$665,630	$125,651	$—	$791,281
Deferred acquisition costs	136,053	18,976	—	155,029
Reinsurance recoverable on unpaid losses	873,412	19	—	873,431
Prepaid reinsurance premiums	152,919	—	—	152,919
Goodwill and Intangible assets, net	255,223	80,936	—	336,159
Corporate and other assets	—	—	2,320,853	2,320,853
Total assets	$2,083,237	$225,582	$2,320,853	$4,629,672

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$576,980	$70,463	$—	$647,443
Deferred acquisition costs	119,167	6,832	—	125,999
Reinsurance recoverable on unpaid losses	911,790	8	—	911,798
Prepaid reinsurance premiums	102,761	—	—	102,761
Goodwill and Intangible assets, net	260,739	58,862	—	319,601
Corporate and other assets	—	—	2,222,037	2,222,037
Total assets	$1,971,437	$136,165	$2,222,037	$4,329,639

The following table shows an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	Total
Gross premium written - North America	$528,071	$61,237	$589,308	$615,911
Gross premium written - Europe	54,147	—	54,147	30,231
Total	$582,218	$61,237	$643,455	$646,142

Net premium written - North America	$201,660	$18,637	$220,297	$410,135
Net premium written - Bermuda	230,413	—	230,413	114,407
Net premium written - Europe	79,315	—	79,315	42,943
Total	$511,388	$18,637	$530,025	$567,485

Net earned premium - North America	$166,177	$41,896	$208,073	$209,346
Net earned premium - Bermuda	227,722	—	227,722	114,407
Net earned premium - Europe	43,370	—	43,370	34,099
Total	$437,269	$41,896	$479,165	$357,852

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Gross Premium Written	2015	2014
Property and Casualty
Personal Auto	$338,276	$348,684
Homeowners	85,683	182,067
RV/Packaged	37,550	38,545
Commercial Auto	41,346	34,284
Other	4,006	3,028
Property and Casualty Total	$506,861	$606,608
Accident and Health Total	75,357	39,534
NGHC Total	$582,218	$646,142

Reciprocal Exchanges
Personal Auto	$17,691	$—
Homeowners	36,813	—
Other	6,733	—
Reciprocal Exchanges Total	$61,237	$—

Total	$643,455	$646,142

	Three Months Ended March 31,
Net Premium Written	2015	2014
Property and Casualty
Personal Auto	$295,243	$276,651
Homeowners	70,390	182,067
RV/Packaged	36,894	36,157
Commercial Auto	37,993	30,121
Other	3,740	3,003
Property and Casualty Total	$444,260	$527,999
Accident and Health Total	67,128	39,486
NGHC Total	$511,388	$567,485

Reciprocal Exchanges
Personal Auto	$16,439	$—
Homeowners	(4,782)	—
Other	6,980	—
Reciprocal Exchanges Total	$18,637	$—

Total	$530,025	$567,485

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
Net Earned Premium	2015	2014
Property and Casualty
Personal Auto	$267,531	$207,202
Homeowners	64,123	57,753
RV/Packaged	35,976	34,141
Commercial Auto	34,622	24,775
Other	3,842	3,349
Property and Casualty Total	$406,094	$327,220
Accident and Health Total	31,175	30,632
NGHC Total	$437,269	$357,852

Reciprocal Exchanges
Personal Auto	$22,930	$—
Homeowners	15,414	—
Other	3,552	—
Reciprocal Exchanges Total	$41,896	$—

Total	$479,165	$357,852

17. Subsequent Events

On April 1, 2015, the Company closed on the acquisition of Assigned Risk Solutions Ltd., a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of $47,000 in cash and potential future earnout payments.

On April 6, 2015, the underwriters exercised their over-allotment option with respect to an additional 600,000 depositary shares (equivalent to 15,000 shares of Series B Preferred Stock), on the same terms and conditions as the original March 27, 2015 issuance. Net proceeds from this additional offering were $14,527. The Company incurred an additional $473 in underwriting discount and commissions, which were recognized as a reduction to additional paid-in capital. (See Note 9, "Stockholders' Equity").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating of acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Ltd., Maiden Holdings, Ltd., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, supplemental health, and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the three months ended March 31, 2015, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.6x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $16.1 million and $9.2 million for the three months ended March 31, 2015 and 2014, respectively. We held 10.9% and 6.6%, of total invested assets in cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of March 31, 2015 and December 31, 2014, our reserves, net of reinsurance recoverables, were $678.2 million and $650.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Recent Acquisitions

On April 1, 2015, we closed our acquisition of Assigned Risk Solutions Ltd., a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of $47.0 million in cash and potential future earnout payments.

On January 23, 2015, we closed our acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois based healthcare insurance general agency. We paid approximately $15.0 million on the acquisition date and agreed to pay potential future earn out payments based on the overall profitability of HST and the business underwritten by our insurance subsidiaries which is produced by HST.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2015, we would earn half of the premium in the first quarter of 2015 and the other half in the second quarter of 2015.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)” below.

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

Effective August 1, 2013, as permitted by the Personal Lines Quota Share, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We continued to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies, which was completed as of July 31, 2014.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$585,808	$61,237	$(3,590)	$643,455	$646,142
Ceded premiums	(74,420)	(42,600)	3,590	(113,430)	(78,657)
Net premium written	$511,388	$18,637	$—	$530,025	$567,485
Change in unearned premium	(74,119)	23,259	—	(50,860)	(209,633)
Net earned premium	$437,269	$41,896	$—	$479,165	$357,852
Ceding commission income	1,053	4,027	—	5,080	5,370
Service and fee income	62,653	795	(8,578)	54,870	36,706
Underwriting expenses:
Loss and loss adjustment expense	278,682	28,004	—	306,686	225,347
Acquisition costs and other underwriting expenses	86,629	3,261	(5)	89,885	74,373
General and administrative expenses	99,876	14,384	(8,573)	105,687	76,199
Total underwriting expenses	$465,187	$45,649	$(8,578)	$502,258	$375,919
Underwriting income	$35,788	$1,069	$—	$36,857	$24,009
Net investment income	14,109	2,039	—	16,148	9,214
Net realized gain on investments	494	693	—	1,187	—
Other revenue	1,245	—	—	1,245	7
Equity in earnings of unconsolidated subsidiaries	4,958	—	—	4,958	1,123
Interest expense	(5,383)	(3,697)	—	(9,080)	(593)
Income before provision (benefit) for income taxes	$51,211	$104	$—	$51,315	$33,760
Less: Provision (benefit) for income taxes	8,419	(32)	—	8,387	7,336
Net income	$42,792	$136	$—	$42,928	$26,424
Less: Net loss (income) attributable to non-controlling interest	(24)	(136)	—	(160)	(32)
Net income attributable NGHC	$42,768	$—	$—	$42,768	$26,392
Net loss ratio	63.7%	66.8%		64.0%	63.0%
Net operating expense ratio (non-GAAP)	28.1%	30.6%		28.3%	30.3%
Net combined ratio (non-GAAP)	91.8%	97.4%		92.3%	93.3%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total expenses	$470,570	$49,346	$(8,578)	$511,338	$376,512
Less: Loss and loss adjustment expense	278,682	28,004	—	306,686	225,347
Less: Interest expense	5,383	3,697	—	9,080	593
Less: Ceding commission income	1,053	4,027	—	5,080	5,370
Less: Service and fee income	62,653	795	(8,578)	54,870	36,706
Net operating expense	$122,799	$12,823	$—	$135,622	$108,496
Net earned premium	$437,269	$41,896	$—	$479,165	$357,852
Net operating expense ratio (non-GAAP)	28.1%	30.6%		28.3%	30.3%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective July 31, 2014, no additional premium is being ceded under the Personal Lines Quota Share. Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement and effective September 15, 2014, we entered into the PL Reinsurance Agreement (such reinsurance agreements collectively, the "Tower Reinsurance Agreements") under which during the three months ended March 31, 2014, we assumed unearned premium relating to in-force personal lines business and reinsured new and renewal personal lines policies written after January 1, 2014.

On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. In addition, as of September 15, 2014, in connection with the acquisition of the Management Companies for the Reciprocal Exchanges, the financial position and results of operations of the Reciprocal Exchanges are consolidated into our accounts.

As a result of the Quota Share Runoff, the Tower Reinsurance Agreements, the Imperial acquisition, and the consolidation of the Reciprocal Exchanges, comparisons between our 2015 and 2014 first quarter results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014 (Unaudited)

Gross premium written. Gross premium written decreased by $2.7 million from $646.1 million for the three months ended March 31, 2014 to $643.5 million for the three months ended March 31, 2015, due to a decrease of $38.5 million in premiums received from the P&C segment primarily as a result of the assumption of Tower's unearned premium reserves with respect to in-force personal lines policies as of January 1, 2014 (decrease of $158.8 million), partially offset by an increase in Tower premium retention (increase of $21.7 million), Imperial premium (increase of $39.0 million), the consolidation of the Reciprocal Exchanges (increase of $61.2 million) and an increase of $35.8 million in premiums received from the A&H segment primarily as a result of organic growth.

Net premium written. Net premium written decreased by $37.5 million from $567.5 million for the three months ended March 31, 2014 to $530.0 million for the three months ended March 31, 2015. Net premium written for the P&C segment decreased by $65.1 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the assumption of Tower's unearned premium reserves with respect to in-force personal lines policies as of January 1, 2014 (decrease of $158.8 million), partially offset by an increase in Tower premium retention (increase of $18.4 million), Imperial premium (increase of $27.8 million), the Quota Share Runoff (increase of $30.0 million) and the consolidation of the Reciprocal Exchanges (increase of $18.6 million). Net premium written for the A&H segment increased by $27.6 million, primarily as a result of organic growth.

Net earned premium. Net earned premium increased by $121.3 million, or 33.9%, from $357.9 million for the three months ended March 31, 2014 to $479.2 million for the three months ended March 31, 2015. The increase by segment was: P&C - $120.8 million and A&H - $0.5 million. The increase was primarily attributable to an increase in Tower premium retention (increase of $14.5 million), the Quota Share Runoff (increase of $30.0 million), Imperial premium (increase of $27.1 million), the consolidation of the Reciprocal Exchanges (increase of $41.9 million) and organic growth (increase of $7.3 million).

Ceding commission income. Ceding commission income decreased from $5.4 million for the three months ended March 31, 2014 to $5.1 million for the three months ended March 31, 2015, reflecting the decrease from the Quota Share Runoff, mostly offset by the consolidation of the Reciprocal Exchanges. Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 1.5% to 1.1%. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.2% for the three months ended March 31, 2015. The Reciprocal Exchanges' ceding commission ratio was 9.6% for the three months ended March 31, 2015.

Service and fee income. Service and fee income increased by $18.2 million, or 49.5%, from $36.7 million for the three months ended March 31, 2014 to $54.9 million for three months ended March 31, 2015. The increase was primarily attributable to the increase of $2.4 million in service and fee income related to our A&H segment as a result of organic growth and an increase of $15.8 million related to our P&C segment as a result of increased general agent fees and organic growth.

The components of service, fees and other income are as follows:

	Three Months Ended March 31,
(amounts in thousands)	2015	2014	Change
Installment fees	$8,125	$6,883	$1,242
Commission revenue	14,242	14,860	(618)
General agent fees	16,127	7,325	8,802
Late payment fees	2,946	2,498	448
Finance and processing fees	9,481	3,140	6,341
Other	3,949	2,000	1,949
Total	$54,870	$36,706	$18,164

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $81.3 million, or 36.1%, from $225.3 million for the three months ended March 31, 2014 to $306.7 million for the three months ended March 31, 2015, primarily reflecting the Tower premium retention, Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. The changes by segment were: P&C - increased $77.2 million and A&H - increased $4.2 million. Loss and LAE for the three months ended March 31, 2015 included $1.2 million of unfavorable development on prior accident year loss and LAE reserves caused by loss emergence in the A&H segment, of which $1.0 million related to domestic medical stop loss programs. Loss and LAE for the three months ended March 31, 2014 included $7.8 million of unfavorable development on prior accident year loss and LAE reserves caused by loss emergence of $1.7 million attributable to claims for private passenger automobile bodily injury liability and personal injury protection and $6.1 million attributable to the A&H segment ($3.4 million primarily relating to domestic medical stop loss programs and $2.7 million relating to European A&H policies produced by our Euro Accident Health & Care Insurance Aktiebolag ("EHC") business). Our consolidated net loss ratio, which includes the Reciprocal Exchanges, increased from 63.0% for the three months ended March 31, 2014 to 64.0% for the three months ended March 31, 2015 primarily due to a higher loss ratio experienced in our A&H segment driven by product mix shift. Excluding the Reciprocal Exchanges, the net loss ratio was 63.7% for the three months ended March 31, 2015. The Reciprocal Exchanges' net loss ratio was 66.8% for the three months ended March 31, 2015, including no development on prior accident year loss and LAE reserves.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $15.5 million, or 20.9%, from $74.4 million for the three months ended March 31, 2014 to $89.9 million for the three months ended March 31, 2015 primarily due to an increase in Tower premium retention, Quota Share Runoff and the consolidation of the Reciprocal Exchanges, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $29.5 million, or 38.7%, from $76.2 million for the three months ended March 31, 2014 to $105.7 million for the three months ended March 31, 2015 primarily as a result of an increase in Tower premium retention, Imperial premium and the consolidation of the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $27.1 million, or 25.0% from $108.5 million for the three months ended March 31, 2014 to $135.6 million for the three months ended March 31, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased to 28.3% in the three months ended March 31, 2015 from 30.3% in the three months ended March 31, 2014 primarily as a result of increased service and fee income and maturation of the A&H business. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.1% for the three months ended March 31, 2015. The Reciprocal Exchanges' net operating expense ratio was 30.6% for the three months ended March 31, 2015.

Net investment income. Net investment income increased by $6.9 million, or 75.3%, from $9.2 million for the three months ended March 31, 2014 to $16.1 million for the three months ended March 31, 2015 primarily due to an increase in average invested assets as a result of our capital raising activities in the first half of 2014.

Net realized gains on investments. Net realized gains on investments increased by $1.2 million from $0.0 million for the three months ended March 31, 2014 to a $1.2 million gain for the three months ended March 31, 2015 primarily due to net realized gains on the sale of investments of $2.2 million for the three months ended March 31, 2015, partially offset by the recognition of a $1.0 million OTTI charge in the three months ended March 31, 2015 relating to an investment based on our qualitative and quantitative OTTI review.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $3.8 million, from $1.1 million in earnings for the three months ended March 31, 2014 to $5.0 million in earnings for the three months ended March 31, 2015, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the three months ended March 31, 2015 and 2014 was $9.1 million and $0.6 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes and the consolidation of the Reciprocal Exchanges.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $1.1 million, or 14.3%, from $7.3 million for the three months ended March 31, 2014, reflecting an effective tax rate of 22.5%, to $8.4 million for the three months ended March 31, 2015, reflecting an effective tax rate of 18.1%. Income tax expense included a tax benefit of $9.5 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the three months ended March 31, 2015 and 2014 by 21.4% and 12.1%, respectively.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $8.4 million for the three months ended March 31, 2015, reflecting an effective tax rate of 18.2%.

The Reciprocal Exchanges had pre-tax income of $0.1 million for the three months ended March 31, 2015. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of March 31, 2015 was $21.5 million.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$510,451	$61,237	$(3,590)	$568,098	$606,608
Ceded premiums	(66,191)	(42,600)	3,590	(105,201)	(78,609)
Net premium written	$444,260	$18,637	$—	$462,897	$527,999
Change in unearned premium	(38,166)	23,259	—	(14,907)	(200,779)
Net earned premium	$406,094	$41,896	$—	$447,990	$327,220
Ceding commission income	771	4,027	—	4,798	5,370
Service and fee income	45,234	795	(8,578)	37,451	21,673
Underwriting expenses:
Loss and loss adjustment expense	258,579	28,004	—	286,583	209,430
Acquisition costs and other underwriting expenses	75,337	3,261	(5)	78,593	55,773
General and administrative expenses	85,729	14,384	(8,573)	91,540	63,521
Total underwriting expenses	$419,645	$45,649	$(8,578)	$456,716	$328,724
Underwriting income	$32,454	$1,069	$—	$33,523	$25,539
Net loss ratio	63.7%	66.8%		64.0%	64.0%
Net operating expense ratio (non-GAAP)	28.3%	30.6%		28.5%	28.2%
Net combined ratio (non-GAAP)	92.0%	97.4%		92.5%	92.2%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$419,645	$45,649	$(8,578)	$456,716	$328,724
Less: Loss and loss adjustment expense	258,579	28,004	—	286,583	209,430
Less: Ceding commission income	771	4,027	—	4,798	5,370
Less: Service and fee income	45,234	795	(8,578)	37,451	21,673
Net operating expense	$115,061	$12,823	$—	$127,884	$92,251
Net earned premium	$406,094	$41,896	$—	$447,990	$327,220
Net operating expense ratio (non-GAAP)	28.3%	30.6%		28.5%	28.2%

P&C Segment Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014 (Unaudited)

Gross premium written. Gross premium written decreased by $38.5 million, or 6.3%, from $606.6 million for the three months ended March 31, 2014 to $568.1 million for the three months ended March 31, 2015 primarily as a result of the assumption of Tower's unearned premium reserves with respect to in-force personal lines policies as of January 1, 2014 (decrease of $158.8 million), partially offset by an increase in Tower premium retention (increase of $21.7 million), Imperial premium (increase of $39.0 million) and the consolidation of the Reciprocal Exchanges (increase of $61.2 million).

Net premium written. Net premium written decreased by $65.1 million from $528.0 million for the three months ended March 31, 2014 to $462.9 million for the three months ended March 31, 2015 primarily as a result of the assumption of Tower's unearned premium reserves with respect to in-force personal lines policies as of January 1, 2014 (decrease of $158.8 million), partially offset by an increase in Tower premium retention (increase of $18.4 million), Imperial premium (increase of $27.8 million), the Quota Share Runoff (increase of $30.0 million) and the consolidation of the Reciprocal Exchanges (increase of $18.6 million).

Net earned premium. Net earned premium increased by $120.8 million, or 36.9%, from $327.2 million for the three months ended March 31, 2014 to $448.0 million for the three months ended March 31, 2015 primarily as a result of an increase in Tower premium retention (increase of $14.5 million), the Quota Share Runoff (increase of $30.0 million), Imperial premium (increase of $27.1 million) and the consolidation of the Reciprocal Exchanges (increase of $41.9 million).

Ceding commission income. Our ceding commission income decreased by $0.6 million, or 10.7%, from $5.4 million for the three months ended March 31, 2014 to $4.8 million for the three months ended March 31, 2015 reflecting the decrease from the Quota Share Runoff, mostly offset by the consolidation of the Reciprocal Exchanges. Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, decreased from 1.6% for the three months ended March 31, 2014 to 1.1% for the three months ended March 31, 2015. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.2% for the three months ended March 31, 2015. The Reciprocal Exchanges' ceding commission ratio was 9.6% for the three months ended March 31, 2015.

Service and fee income. Service and fee income increased by $15.8 million, or 72.8%, from $21.7 million for the three months ended March 31, 2014 to $37.5 million for the three months ended March 31, 2015 as a result of increased general agent fees and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $77.2 million, or 36.8%, from $209.4 million for the three months ended March 31, 2014 to $286.6 million for the three months ended March 31, 2015 primarily reflecting the Tower premium retention, Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, was basically unchanged at 64.0% for the three months ended March 31, 2014 as compared to 64.0% for the three months ended March 31, 2015. Excluding the Reciprocal Exchanges, the net loss ratio was 63.7% for the three months ended March 31, 2015. The Reciprocal Exchanges' net loss ratio was 66.8% for the three months ended March 31, 2015.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $22.8 million from $55.8 million for the three months ended March 31, 2014 to $78.6 million for the three months ended March 31, 2015. The increase was primarily due to an increase in Tower premium retention, Quota Share Runoff and the consolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $28.0 million from $63.5 million for the three months ended March 31, 2014 to $91.5 million for the three months ended March 31, 2015 primarily as a result of an increase in Tower premium retention, the Imperial acquisition and the consolidation of the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $35.6 million, or 38.6%, from $92.3 million for the three months ended March 31, 2014 to $127.9 million for the three months ended March 31, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.2% for the three months ended March 31, 2014 to 28.5% for the three months ended March 31, 2015 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses (as discussed above), being largely offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.3% for the three months ended March 31, 2015. The Reciprocal Exchanges' net operating expense ratio was 30.6% for the three months ended March 31, 2015.

Underwriting income. Underwriting income increased from $25.5 million for the three months ended March 31, 2014 to $33.5 million for the three months ended March 31, 2015 primarily as a result of the Imperial acquisition. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the three months ended March 31, 2015 increased to 92.5% compared to 92.2% for the same period in 2014. Excluding the Reciprocal Exchanges, the combined ratio was 92.0% for the three months ended March 31, 2015. The Reciprocal Exchanges' combined ratio was 97.4% for the three months ended March 31, 2015.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Amounts in Thousands)
Gross premium written	$75,357	$39,534
Ceded premiums	(8,229)	(48)
Net premium written	$67,128	$39,486
Change in unearned premium	(35,953)	(8,854)
Net earned premium	$31,175	$30,632
Ceding commission income	282	—
Service and fee income	17,419	15,033
Underwriting expenses:
Loss and loss adjustment expense	20,103	15,917
Acquisition costs and other underwriting expenses	11,292	18,600
General and administrative expenses	14,147	12,678
Total underwriting expenses	$45,542	$47,195
Underwriting income (loss)	$3,334	$(1,530)
Net loss ratio	64.5%	52.0%
Net operating expense ratio (non-GAAP)	24.8%	53.0%
Net combined ratio (non-GAAP)	89.3%	105.0%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2015	2014
	(Amounts in Thousands)
Total underwriting expenses	$45,542	$47,195
Less: Loss and loss adjustment expense	20,103	15,917
Less: Ceding commission income	282	—
Less: Service and fee income	17,419	15,033
Net operating expense	$7,738	$16,245
Net earned premium	$31,175	$30,632
Net operating expense ratio (non-GAAP)	24.8%	53.0%

A&H Segment Results of Operations for the Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $35.8 million, from $39.5 million for the three months ended March 31, 2014 to $75.4 million for the three months ended March 31, 2015 primarily as a result of organic growth.

Net premium written. Net premium written increased by $27.6 million, from $39.5 million for the three months ended March 31, 2014 to $67.1 million for the three months ended March 31, 2015 primarily as a result of organic growth.

Net earned premium. Net earned premium increased by $0.5 million, from $30.6 million for the three months ended March 31, 2014 to $31.2 million for the three months ended March 31, 2015.

Service and fee income. Service and fee income increased by $2.4 million, or 15.9%, from $15.0 million for the three months ended March 31, 2014 to $17.4 million for the three months ended March 31, 2015 as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $4.2 million, from $15.9 million for the three months ended March 31, 2014 to $20.1 million for the three months ended March 31, 2015. Our net loss ratio increased from 52.0% for the three months ended March 31, 2014 to 64.5% for the three months ended March 31, 2015. The loss ratio increase in the three months ended March 31, 2015 was primarily driven by product mix shift.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $7.3 million from $18.6 million for the three months ended March 31, 2014 to $11.3 million for the three months ended March 31, 2015 primarily due to the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $1.5 million from $12.7 million for the three months ended March 31, 2014 to $14.1 million for the three months ended March 31, 2015.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $8.5 million from $16.2 million for the three months ended March 31, 2014 to $7.7 million for the three months ended March 31, 2015. The net operating expense ratio (non-GAAP) decreased from 53.0% for the three months ended March 31, 2014 to 24.8% for the three months ended March 31, 2015 primarily as a result of increased A&H premiums.

Underwriting income (loss). Underwriting income increased from a loss of $1.5 million for the three months ended March 31, 2014 to income of $3.3 million for the three months ended March 31, 2015 due to A&H organic growth. The combined ratio for the three months ended March 31, 2015 decreased to 89.3% compared to 105.0% for the same period in 2014. The combined ratio was lower due to improved profitability driven by a reduced expense ratio reflecting continued maturation of the A&H business and higher service and fee income.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed-maturity securities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed-maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include common and preferred stock of U.S. and Canadian corporations.

The average yield on our investment portfolio was 3.2% and 3.6% and the average duration of the portfolio was 4.89 and 6.09 years for the three months ended at March 31, 2015 and 2014, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

March 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$47,548	$153	$(4,555)	$43,146
Preferred stock	7,755	158	—	7,913
Fixed maturities:
U.S. Treasury	22,253	1,547	(1)	23,799
Federal agencies	98	1	—	99
States and political subdivision bonds	177,288	5,864	(206)	182,946
Foreign government	6,573	—	(1,067)	5,506
Corporate bonds	856,668	50,743	(9,790)	897,621
Residential mortgage-backed securities	408,596	14,033	(65)	422,564
Commercial mortgage-backed securities	79,827	2,354	(585)	81,596
Asset-backed securities	4,960	40	—	5,000
Total	$1,611,566	$74,893	$(16,269)	$1,670,190
Less: Securities pledged	—	—	—	—
Total net of Securities pledged	$1,611,566	$74,893	$(16,269)	$1,670,190
NGHC	$1,398,514	$71,568	$(15,327)	$1,454,755
Reciprocal Exchanges	213,052	3,325	(942)	215,435
Total	$1,611,566	$74,893	$(16,269)	$1,670,190

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The decrease in gross unrealized losses from $17.4 million at December 31, 2014 to $16.3 million at March 31, 2015 resulted from fluctuations in market interest rates.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of March 31, 2015 and December 31, 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
March 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$18,800	$20,285	1.5%	$3,453	$3,514	1.5%
AAA	336,897	349,286	24.7%	18,014	18,035	8.4%
AA, AA+, AA-	251,418	259,678	18.4%	12,125	12,400	5.8%
A, A+, A-	289,536	311,077	22.0%	52,055	52,745	24.5%
BBB, BBB+, BBB-	392,849	409,697	29.0%	99,722	100,995	46.9%
BB+ and lower	61,466	61,586	4.4%	27,683	27,746	12.9%
Total	$1,350,966	$1,411,609	100.0%	$213,052	$215,435	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of March 31, 2015 and December 31, 2014.

March 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.3%	3.7%	25.8%	10.6%	1.8%	$387,760	43.2%
Industrials	—%	2.3%	8.8%	33.3%	6.4%	456,180	50.8%
Utilities/Other	—%	—%	1.0%	4.8%	0.2%	53,681	6.0%
Total	1.3%	6.0%	35.6%	48.7%	8.4%	$897,621	100.0%
NGHC	1.3%	5.7%	32.0%	42.7%	6.3%	$789,737	88.0%
Reciprocal Exchanges	—%	0.3%	3.6%	6.0%	2.1%	107,884	12.0%
Total	1.3%	6.0%	35.6%	48.7%	8.4%	$897,621	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of March 31, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$13,973	$14,030	$4,290	$4,289	$18,263	$18,319
Due after one year through five years	313,685	330,594	37,234	37,581	350,919	368,175
Due after five years through ten years	512,817	537,994	65,159	66,411	577,976	604,405
Due after ten years	416,298	431,829	77,085	77,331	493,383	509,160
Mortgage-backed securities	89,190	92,114	26,532	26,958	115,722	119,072
Total	$1,345,963	$1,406,561	$210,300	$212,570	$1,556,263	$1,619,131

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of March 31, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
March 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$38,618	$(4,555)	4	$—	$—	—	$38,618	$(4,555)
Preferred stock	—	—	—	—	—	—	—	—
U.S. Treasury	699	(1)	2	—	—	—	699	(1)
States and political subdivision bonds	14,841	(185)	33	1,722	(21)	3	16,563	(206)
Foreign government	5,506	(1,067)	2	—	—	—	5,506	(1,067)
Corporate bonds	90,193	(6,686)	64	23,343	(3,104)	9	113,536	(9,790)
Residential mortgage-backed securities	1,458	(14)	14	1,941	(51)	3	3,399	(65)
Commercial mortgage-backed securities	35,153	(585)	13	—	—	—	35,153	(585)
Asset-backed securities	—	—	—	—	—	—	—	—
Total	$186,468	$(13,093)	132	$27,006	$(3,176)	15	$213,474	$(16,269)
NGHC	$135,716	$(12,151)	77	$27,006	$(3,176)	15	$162,722	$(15,327)
Reciprocal Exchanges	50,752	(942)	55	—	—	—	50,752	(942)
Total	$186,468	$(13,093)	132	$27,006	$(3,176)	15	$213,474	$(16,269)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

There were 147 and 208 securities at March 31, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be an other-than-temporary impairment ("OTTI"). Significant factors influencing our determination that none of the securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For the three months ended March 31, 2015, we recognized OTTI of $1.0 million on an investment based on our qualitative and quantitative review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(amounts in thousands)
Restricted cash	$7,302	$7,937
Restricted investments - fixed maturities at fair value	57,835	56,049
Total restricted cash and investments	$65,137	$63,986

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of March 31, 2015, we had no collateralized borrowing transaction principal outstanding. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.1 million, respectively. We had approximately $49.5 million of collateral pledged in support for these agreements as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, we had no collateralized lending transaction principal outstanding.

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

As of March 31, 2015, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $259.8 million, with our proportionate interest being $129.9 million. Total capital contributions of approximately $1.1 million and $3.1 million were made to the LSC Entities during the three months ended March 31, 2015 and 2014, respectively, for which we contributed approximately $0.6 million and $1.6 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of March 31, 2015, the face value amounts of the 270 life insurance policies disclosed in the table below was approximately $1.7 billion. As of March 31, 2015, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of March 31, 2015. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of March 31, 2015
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	3	9,961	17,500
3 - 4	9	38,531	73,000
4 - 5	10	19,198	61,500
Thereafter	248	192,095	1,545,313
Total	270	$259,785	$1,697,313

(1)
The LSC Entities determined the fair value as of March 31, 2015 based on 214 policies out of 270 policies, as the LSC Entities assigned no value to 56 of the policies as of March 31, 2015. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2015:

(amounts in thousands, except number of life settlement contracts)	March 31, 2015
Number of policies with a negative value from discounted cash flow model as of period end	56
Premiums paid for the preceding twelve month period for period ended	$6,637
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2015, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2015	$40,801
2016	62,451
2017	40,559
2018	39,334
2019	38,312
Thereafter	526,132
$747,589

For additional information about the fair value of the life settlement contracts, see Note 6, "Equity Investments in Unconsolidated Subsidiaries" in the notes to our condensed consolidated financial statements. For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the first quarter of 2015, we issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B (equivalent to 150,000 shares of Series B Preferred Stock). The net proceeds we received from the issuance was approximately $145.0 million, after deducting the issuance expenses payable by us. In addition, we have a $135.0 million credit agreement under which there were no amounts outstanding as of March 31, 2015. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "Preferred Stock" and "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $325.3 million and $286.3 million as of March 31, 2015 and December 31, 2014, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2015 and 2014, there were no dividends or return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $277.2 million and $145.9 million in the three months ended March 31, 2015 and 2014, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,998.7 million at December 31, 2014 to $2,094.5 million at March 31, 2015. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the three months ended March 31, 2015 and 2014, Management Corp. was paid approximately $8.1 million and $6.2 million, respectively, in management fees.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Three Months Ended March 31,
	2015	2014
Cash and Cash equivalents provided by (used in):
Operating activities	$(5,441)	$161,853
Investing activities	7,196	(261,126)
Financing activities	95,032	133,802
Effect of exchange rate changes on cash and cash equivalents	(300)	—
Net Increase in Cash and Cash Equivalents	$96,487	$34,529

Comparison of the Three Months Ended March 31, 2015 and 2014

Net cash used in operating activities was approximately $5.4 million for the three months ended March 31, 2015, compared with $161.9 million provided by operating activities for the same period in 2014. For the three months ended March 31, 2015, net cash used in operating activities increased $167.3 million, primarily as a result of an increase in premiums and other receivables driven by the Tower Reinsurance Agreements, the Quota Share Runoff and the EHC business.

Net cash provided by investing activities was $7.2 million for the three months ended March 31, 2015, compared with net cash used in investing activities of $261.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net cash provided by investing activities increased primarily due to a decrease of $262.6 million in the purchases of fixed-maturity investments, a decrease of $75.8 million in the purchases of short term investments and an increase of $43.9 million in the proceeds from the sale and maturity of fixed-maturity investments, partially offset by a $87.1 million decrease in the proceeds from the sale of short-term investments and an increase of $21.9 million in cash used for acquisitions.

Net cash provided by financing activities was $95.0 million for the three months ended March 31, 2015, compared with net cash provided by financing activities of $133.8 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, cash provided by financing activities decreased versus the comparable period in 2014 primarily due to the issuance of common stock in our February 2014 private placement, partially offset by our March 2015 issuance of 7.50% Non-Cumulative Series B Preferred Stock.

Condensed Consolidating Balance Sheet Information

The following tables present the condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,406,561	$212,570	$1,619,131
Equity securities, available-for-sale, at fair value	48,194	2,865	51,059
Short-term investments	18,447	3,385	21,832
Equity investment in unconsolidated subsidiaries	167,568	—	167,568
Other investments	5,798	—	5,798
Total investments	1,646,568	218,820	1,865,388
Cash and cash equivalents	200,497	28,605	229,102
Accrued investment income	11,421	1,854	13,275
Premiums and other receivables, net	730,989	60,292	791,281
Deferred acquisition costs	142,482	12,547	155,029
Reinsurance recoverable on unpaid losses	857,987	15,444	873,431
Prepaid reinsurance premiums	82,579	70,340	152,919
Notes receivable from related party	126,434	—	126,434
Due from affiliate	4,098	—	4,098
Premises and equipment, net	29,466	—	29,466
Intangible assets, net	234,836	9,182	244,018
Goodwill	92,141	—	92,141
Prepaid and other assets	53,049	41	53,090
Total assets	$4,212,547	$417,125	$4,629,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,439,993	$111,631	$1,551,624
Unearned premiums	821,825	140,154	961,979
Unearned service contract and other revenue	9,549	20,172	29,721
Reinsurance payable	133,227	19,878	153,105
Accounts payable and accrued expenses	169,156	9,431	178,587
Due to affiliate	—	1,521	1,521
Deferred tax liability	13,740	38,370	52,110
Income tax payable	55,118	1,059	56,177
Notes payable	255,000	50,417	305,417
Other liabilities	56,321	8,985	65,306
Total liabilities	2,953,929	401,618	3,355,547
Stockholders’ equity:
Common stock	935	—	935
Preferred stock	205,000	—	205,000
Additional paid-in capital	687,189	—	687,189
Accumulated other comprehensive income	32,683	—	32,683
Retained earnings	332,701	—	332,701
Total National General Holdings Corp. Stockholders' Equity	1,258,508	—	1,258,508
Non-controlling interest	110	15,507	15,617
Total stockholders’ equity	1,258,618	15,507	1,274,125
Total liabilities and stockholders' equity	$4,212,547	$417,125	$4,629,672

	December 31, 2014
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,374,087	$222,739	$1,596,826
Equity securities, available-for-sale, at fair value	45,802	2,817	48,619
Short-term investments	50	10,490	10,540
Equity investment in unconsolidated subsidiaries	155,900	—	155,900
Other investments	4,764	—	4,764
Securities pledged	49,456	—	49,456
Total investments	1,630,059	236,046	1,866,105
Cash and cash equivalents	123,178	9,437	132,615
Accrued investment income	12,553	1,898	14,451
Premiums and other receivables, net	589,205	58,238	647,443
Deferred acquisition costs	121,514	4,485	125,999
Reinsurance recoverable on unpaid losses	888,215	23,583	911,798
Prepaid reinsurance premiums	75,837	26,924	102,761
Notes receivable from related party	125,000	—	125,000
Due from affiliate	5,129	—	5,129
Premises and equipment, net	30,583	—	30,583
Intangible assets, net	237,404	11,433	248,837
Goodwill	70,764	—	70,764
Prepaid and other assets	48,083	71	48,154
Total assets	$3,957,524	$372,115	$4,329,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,450,305	$111,848	$1,562,153
Unearned premiums	744,438	119,998	864,436
Unearned service contract and other revenue	8,527	—	8,527
Reinsurance payable	97,830	13,811	111,641
Accounts payable and accrued expenses	189,430	17,691	207,121
Due to affiliate	—	1,552	1,552
Securities sold under agreements to repurchase, at contract value	46,804	—	46,804
Deferred tax liability	29,133	38,402	67,535
Income tax payable	29,532	1,059	30,591
Notes payable	255,631	48,374	304,005
Other liabilities	46,114	5,710	51,824
Total liabilities	2,897,744	358,445	3,256,189
Stockholders’ equity:
Common stock	934	—	934
Preferred stock	55,000	—	55,000
Additional paid-in capital	690,736	—	690,736
Accumulated other comprehensive income	20,192	—	20,192
Retained earnings	292,832	—	292,832
Total National General Holdings Corp. Stockholders' Equity	1,059,694	—	1,059,694
Non-controlling interest	86	13,670	13,756
Total stockholders’ equity	1,059,780	13,670	1,073,450
Total liabilities and stockholders' equity	$3,957,524	$372,115	$4,329,639

Other Material Changes in Financial Position

(amounts in thousands)	March 31, 2015	December 31, 2014
Selected Assets:
Premiums and other receivables, net	$791,281	$647,443
Prepaid reinsurance premiums	$152,919	$102,761
Selected Liabilities:
Unearned premiums	$961,979	$864,436
Reinsurance payable	$153,105	$111,641

During the three months ended March 31, 2015, premiums and other receivables, net increased $143.8 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements, the Quota Share Runoff and the EHC business. Prepaid reinsurance premiums increased $50.2 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements.

During the three months ended March 31, 2015, unearned premiums increased $97.5 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements and the EHC business. Reinsurance payable increased $41.5 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements and the EHC business.

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

For a more detailed description of our reinsurance arrangements, see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the Indenture as of March 31, 2015. The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses.

Interest expense on the 6.75% Notes for the three months ended March 31, 2015 was $4.2 million.

Preferred Stock

Series A Preferred Stock

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

Series B Preferred Stock

On March 27, 2015, we completed a public offering of 6,000,000 of our depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the "Series B Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on July 15, 2015, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to April 15, 2020. After that date, we may redeem at our option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 6,000,000 depositary shares (equivalent to 150,000 shares of Series B Preferred Stock) were issued. Net proceeds from this offering were $145.3 million. We incurred $5.0 million in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

On April 6, 2015, the underwriters exercised, in part, their over-allotment option with respect to an additional 600,000 depositary shares (equivalent to 15,000 shares of Series B Preferred Stock), on the same terms and conditions as the original March 27, 2015 issuance. Net proceeds from this additional offering were $14.5 million. We incurred an additional $0.5 million in underwriting discount and commissions, which were recognized as a reduction to additional paid-in capital.

Revolving Credit Agreements

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of March 31, 2015). We were in compliance with all of the covenants under the Credit Agreement as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, there was no outstanding balance on the line of credit. Interest expense for our existing and repaid lines of credit for the three months ended March 31, 2015 and 2014 was $0.0 million and $0.4 million, respectively.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three months ended March 31, 2015 was $0.1 million.

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three months ended March 31, 2015 was $3.7 million, which includes amortization of discount of $2.0 million. (See Note 15, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

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

As of March 31, 2015, we had no collateralized borrowing transaction principal outstanding. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.1 million, respectively. We had approximately $49.5 million of collateral pledged in support for these agreements as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, we had no collateralized lending transaction principal outstanding.

Deferred Purchase Obligation

On April 15, 2013, we acquired EHC for an initial purchase price of approximately $23.6 million in cash. The transaction also includes a deferred purchase price arrangement whereby, once EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) when combined with EHC’s equity at closing exceeds the initial purchase price, the seller will be entitled to receive an amount corresponding to fifty percent of EHC’s EBITDA (including EBITDA of a Company affiliate which underwrites products sold by EHC) for each of the fiscal years 2015, 2016, 2017 and 2018. We currently estimate the total purchase price including the deferred arrangement to be approximately $37.3 million, of which the deferred purchase price arrangement will be approximately $13.7 million. EHC is a limited liability company incorporated and registered under the laws of Sweden and primarily administers accident and health business in that region.

During the first quarter of 2015, we made an advance on the deferred purchase price arrangement of approximately $2.4 million.

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

Interest Rate Risk. We had fixed-maturity securities and preferred stock with a fair value of $1,627.0 million and an amortized cost of $1,564.0 million as of March 31, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of March 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $7.9 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of March 31, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,458,837	$(160,294)	(9.9)%
100 basis point increase	1,523,602	(95,529)	(5.9)
No change	1,619,131	—	—
100 basis point decrease	1,704,945	85,814	5.3
200 basis point decrease	1,782,663	163,532	10.1

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $305.4 million of debt instruments of which $250.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of March 31, 2015 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.1
Deposit Agreement, dated March 27, 2015, among National General Holdings Corp., American Stock Transfer & Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)

4.2	Form of depositary receipt (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.3	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
10.1
Credit Agreement, dated May 30, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2015 and 2014; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
May 11, 2015
	By:	/s/ Michael Karfunkel
Name: Michael Karfunkel Title: Chairman, President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer