Form 10-Q
period 2015-06-30
National General Holdings Corp.
filed 2015-08-06
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

As of August 3, 2015, the number of common shares of the registrant outstanding was 93,730,711.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $1,436,983 and $1,330,760)	$1,461,944	$1,374,087
Equity securities, available-for-sale, at fair value (cost $55,937 and $52,272)	55,848	45,802
Short-term investments	50	50
Equity investment in unconsolidated subsidiaries	178,557	155,900
Other investments	7,607	4,764
Securities pledged (amortized cost $68,942 and $47,546)	68,826	49,456
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $225,924 and $222,121)	223,453	222,739
Equity securities, available-for-sale, at fair value (cost $1,501 and $2,752)	1,515	2,817
Short-term investments	9,261	10,490
Total investments	2,007,061	1,866,105
Cash and cash equivalents (Exchanges - $35,270 and $9,437)	168,061	132,615
Accrued investment income (Exchanges - $1,976 and $1,898)	15,439	14,451
Premiums and other receivables, net (Related parties $108,542 and $64,129) (Exchanges - $54,716 and $58,238)	766,155	647,443
Deferred acquisition costs (Exchanges - $19,028 and $4,485)	141,260	125,999
Reinsurance recoverable on unpaid losses (Related parties - $60,384 and $88,970) (Exchanges - $42,039 and $23,583)	878,666	911,798
Prepaid reinsurance premiums (Exchanges - $59,047 and $26,924)	123,894	102,761
Notes receivable from related party	125,000	125,000
Due from affiliate	24,701	5,129
Premises and equipment, net	28,709	30,583
Intangible assets, net (Exchanges - $7,567 and $11,433)	272,430	248,837
Goodwill	113,843	70,764
Prepaid and other assets (Exchanges - $24,348 and $71)	42,699	43,231
Total assets	$4,707,918	$4,324,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $124,328 and $111,848)	$1,553,572	$1,562,153
Unearned premiums (Exchanges - $137,380 and $119,998)	945,775	864,436
Unearned service contract and other revenue (Exchanges - $35,145 and $0)	44,481	8,527
Reinsurance payable (Related parties - $41,600 and $41,965) (Exchanges - $6,675 and $13,811)	89,683	111,641
Accounts payable and accrued expenses (Related parties - $48,128 and $38,576) (Exchanges - $22,923 and $17,691)	188,835	207,121
Due to affiliate (Exchanges - $38,056 and $1,552)	38,056	1,552
Securities sold under agreements to repurchase, at contract value	61,154	46,804
Deferred tax liability (Exchanges - $38,855 and $38,402)	31,296	67,535
Income tax payable (Exchanges - $35 and $1,059)	46,535	30,591
Notes payable (Exchanges owed to related party - $52,547 and $48,374)	302,884	299,082
Other liabilities (Exchanges - $14,809 and $5,710)	108,506	51,824
Total liabilities	3,410,777	3,251,266

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 93,713,986 shares - 2015; authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014	937	934
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015; authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014. Aggregate liquidation preference $220,000 - 2015, $55,000 - 2014.	220,000	55,000
Additional paid-in capital	688,967	690,736
Accumulated other comprehensive income	14,993	20,192
Retained earnings	364,609	292,832
Total National General Holdings Corp. Stockholders' Equity	1,289,506	1,059,694
Non-controlling interest (Exchanges - $7,467 and $13,670)	7,635	13,756
Total stockholders’ equity	1,297,141	1,073,450
Total liabilities and stockholders' equity	$4,707,918	$4,324,716

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premium income:
Gross premium written	$575,681	$468,473	$1,219,136	$1,114,615
Ceded premiums (related parties - three months $373; $12,690 and six months $721; $42,967)	(96,271)	(49,917)	(209,701)	(128,574)
Net premium written	479,410	418,556	1,009,435	986,041
Change in unearned premium	(10,594)	(27,090)	(61,454)	(236,723)
Net earned premium	468,816	391,466	947,981	749,318
Ceding commission income	9,970	1,557	15,050	6,927
Service and fee income	57,558	38,486	112,428	75,192
Net investment income	18,335	11,321	34,483	20,535
Net realized gain on investments	389	—	1,576	—
Other revenue	(1,415)	100	(170)	107
Total revenues	553,653	442,930	1,111,348	852,079
Expenses:
Loss and loss adjustment expense	286,829	255,604	593,515	480,951
Acquisition costs and other underwriting expenses	96,502	74,418	186,387	148,791
General and administrative expenses	119,158	77,059	224,845	153,258
Interest expense	8,601	2,519	17,681	3,112
Total expenses	511,090	409,600	1,022,428	786,112
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	42,563	33,330	88,920	65,967
Provision for income taxes	7,891	424	16,278	7,760
Income before equity in earnings (losses) of unconsolidated subsidiaries	34,672	32,906	72,642	58,207
Equity in earnings (losses) of unconsolidated subsidiaries	1,654	(2,610)	6,612	(1,487)
Net income	36,326	30,296	79,254	56,720
Less: Net loss (income) attributable to non-controlling interest	2,201	38	2,041	6
Net income attributable to National General Holdings Corp. ("NGHC")	$38,527	$30,334	$81,295	$56,726
Dividends on preferred stock	(4,744)	—	(5,775)	—
Net income attributable to NGHC common stockholders	$33,783	$30,334	$75,520	$56,726
Earnings per common share:
Basic earnings per share	$0.36	$0.32	$0.81	$0.63
Diluted earnings per share	$0.35	$0.32	$0.79	$0.62
Dividends declared per common share	$0.02	$0.01	$0.04	$0.02
Weighted average common shares outstanding:
Basic	93,597,448	93,344,400	93,527,977	89,526,029
Diluted	96,181,037	94,819,307	96,005,397	90,898,518
Net realized gain on investments:
Other-than-temporary impairment loss	$(1,467)	$—	$(2,483)	$—
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(1,467)	—	(2,483)	—
Other net realized gain on investments	1,856	—	4,059	—
Net realized gain on investments	$389	$—	$1,576	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$36,326	$30,296	$79,254	$56,720
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,728	156	3,752	(441)
Gross unrealized holding gain (loss) on securities, net of tax expense (benefit) of ($11,069) and ($5,079) for the three and six months ended June 30, 2015, respectively, and $8,673 and $13,395 for the three and six months ended June 30, 2014, respectively.	(24,868)	16,107	(10,513)	24,878
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss	1,467	—	2,483	—
Other net realized gain on investments	(1,856)	—	(4,059)	—
Other comprehensive income (loss), net of tax	(22,529)	16,263	(8,337)	24,437
Comprehensive income	13,797	46,559	70,917	81,157
Less: Comprehensive loss (income) attributable to non-controlling interest	7,040	38	5,179	6
Comprehensive income attributable to NGHC	$20,837	$46,597	$76,096	$81,163

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Six Months Ended June 30, 2015
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2015	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450
Net income (loss)	—	—	—	—	—	81,295	—	(2,041)	79,254
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,752	—	3,752
Change in unrealized losses on investments, net of tax	—	—	—	—	—	—	(8,951)	(3,138)	(12,089)
Change in non-controlling interest	—	—	—	—	—	—	—	(942)	(942)
Preferred stock dividends	—	—	—	—	—	(5,775)	—	—	(5,775)
Common stock dividends	—	—	—	—	—	(3,743)	—	—	(3,743)
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock issued under employee stock plans and exercises of stock options	286,604	3	—	—	1,415	—	—	—	1,418
Stock-based compensation	—	—	—	—	2,264	—	—	—	2,264
Balance June 30, 2015	93,713,986	$937	2,365,000	$220,000	$688,967	$364,609	$14,993	$7,635	$1,297,141

	Six Months Ended June 30, 2014
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867
Net income	—	—	—	—	—	56,726	—	(6)	56,720
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(441)	—	(441)
Change in unrealized gains on investments, net of tax	—	—	—	—	—	—	24,878	—	24,878
Common stock dividends	—	—	—	—	—	(1,865)	—	—	(1,865)
Issuance of common stock	13,612,600	136	—	—	177,750	—	—	—	177,886
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Stock-based compensation	—	—	—	—	919	—	—	—	919
Balance June 30, 2014	93,344,400	$933	2,200,000	$55,000	$613,839	$252,413	$31,862	$81	$954,128

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$79,254	$56,720
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,751	13,338
Net amortization of premium on fixed maturities	2,565	1,594
Net amortization of discount on debt	4,173	—
Stock compensation expense	2,264	919
Equity in (earnings) losses of unconsolidated subsidiaries	(6,612)	1,487
Other net realized gain on investments	(4,059)	—
Other-than-temporary impairment loss	2,483	—
Bad debt expense	10,722	14,519
Foreign currency translation adjustment, net of tax	1,204	(441)
Changes in assets and liabilities:
Accrued investment income	(988)	(2,485)
Premiums and other receivables	(102,993)	(184,691)
Deferred acquisition costs, net	(15,261)	(54,623)
Reinsurance recoverable on unpaid losses	33,132	58,603
Prepaid reinsurance premiums	(21,133)	18,011
Prepaid expenses and other assets	809	(1,988)
Unpaid loss and loss adjustment expense reserves	(8,581)	77,948
Unearned premiums	81,339	217,286
Unearned service contract and other revenue	30,424	1,669
Reinsurance payable	(21,958)	(81,435)
Accounts payable	(23,163)	131,185
Income tax payable	15,651	17,070
Deferred tax liability	(32,107)	(29,630)
Other liabilities	42,358	(20,830)
Net cash provided by operating activities	84,274	234,226
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(17,425)	(10,901)
Distributions from unconsolidated subsidiaries	1,923	—
Purchases of other investments	(3,315)	(557)
Acquisition of consolidated subsidiaries, net of cash	(61,413)	(15,778)
Purchases of equity securities	(245)	—
Proceeds from sale of equity securities	1,259	—
Purchases of short term investments	(82,162)	(124,000)
Proceeds from sale of short-term investments	83,391	124,000
Purchases of premises and equipment	(3,670)	(5,550)
Purchases of fixed maturities	(355,504)	(591,550)
Proceeds from sale and maturity of fixed maturities	219,595	79,529
Net cash used in investing activities	(217,566)	(544,807)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	14,350	(49,532)
Notes payable repayments	(631)	(80,946)
Proceeds from notes payable	—	250,000
Issuance of common stock	—	177,730
Issuance of preferred stock, net of fees	159,552	53,164
Exercises of stock options	1,418	156
Dividends paid to preferred shareholders	(2,062)	—
Dividends paid to common shareholders	(3,736)	(1,865)
Net cash provided by financing activities	168,891	348,707
Effect of exchange rate changes on cash and cash equivalents	(153)	—
Net increase in cash and cash equivalents	35,446	38,126
Cash and cash equivalents, beginning of the period	132,615	73,823
Cash and cash equivalents, end of the period	$168,061	$111,949
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$31,100	$14,200
Cash paid for interest	8,469	3,089

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

The unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015, and the audited condensed consolidated balance sheet as of December 31, 2014, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or "Exchanges"), following the Company's acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014, that are of significance, or potential significance, to the Company.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 requires new disclosures for certain transactions comprised of (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. Such disclosures include: (a) the carrying amount of assets derecognized (sold) as of the date of derecognition; (b) the amount of gross proceeds received by the transferor at the time of derecognition for the assets derecognized; (c) the information about the transferor’s ongoing exposure to the economic return on the transferred financial assets; and (d) the amounts that are reported in the statement of financial position arising from the transaction, such as those represented by derivative contracts. ASU 2014-11 also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. Such disclosures include: (i) a disaggregation of the gross obligation by the class of collateral pledged; (ii) the remaining contractual time to maturity of the agreements; and (iii) a discussion of the potential risks associated with the agreements and the related collateral pledged including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. For public entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for all annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other amendments in this Update are effective for public entities for the first interim or annual period beginning after December 15, 2014. The disclosure requirements are not required to be presented for comparative periods before the effective date. The Company adopted ASU 2014-11 on April 1, 2015 and the effects of adoption were limited to the expanded disclosure requirements about the nature of collateral pledged in the Company's repurchase agreements which are accounted for as secured borrowings. The implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

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

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, as part of its initiative to reduce complexity in accounting standards. ASU 2015-03 amends the current practice where debt issuance costs were recognized as separate assets (i.e., deferred charges) on the balance sheet and were not deducted from the carrying value of the debt liability. ASU 2015-03 amends the current practice and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU 2015-03 on April 1, 2015 which resulted in the reclassification of $4,923 of debt issuance costs from Prepaid and other assets to Notes payable in the Company's Condensed Consolidated Balance Sheet as of December 31, 2014 (see Note 10, "Debt").

In May 2015, the FASB issued ASU 2015-09, "Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts" to expand existing GAAP disclosure requirements for short-duration contracts regarding the liability for unpaid claims and claim adjustment expenses. The amendments in ASU 2015-09 are intended to increase the transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. Specifically, the amendments require the following information for annual reporting periods about the liability for unpaid claims and claim adjustment expenses: (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses for each accident year presented of incurred claims development information, accompanied by a description of reserving methodologies (as well as any changes to those methodologies); (4) quantitative information about claim frequency (unless it is impracticable to do so) for each accident year presented of incurred claims development information, accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies); and (5) the average annual percentage payout of incurred claims by age (that is, history of claims duration) for the same number of accident years as presented in (3) and (4) above for all claims except health insurance claims. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. Additional disclosures about liabilities for unpaid claims and claim adjustment expenses reported at present value include the following: (1) the aggregate amount of discount for the time value of money deducted to derive the liability for unpaid claims and claim adjustment expenses for each period presented in the statement of financial position; (2) the amount of interest accretion recognized for each period presented in the statement of income; and (3) the line item(s) in the statement of income in which the interest accretion is classified. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. In the year of initial application of the amendments in ASU 2015-09, an insurance entity need not disclose information about claims development for a particular category that occurred earlier than five years before the end of the first financial reporting year in which the amendments are first applied if it is impracticable to obtain the information required to satisfy the disclosure requirement. For each subsequent year following the year of initial application, the minimum required number of years will increase by at least 1 but need not exceed 10 years, including the most recent period presented in the statement of financial position. Early application of the amendments in ASU 2015-09 is permitted. The amendments should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of ASU 2015-09 is expected to be limited to disclosure requirements and is not expected to have an effect on the Company’s results of operations, financial position or liquidity.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

For the three months ended June 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $34,754, $36,975 and $(2,221), respectively. For the six months ended June 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $84,204, $86,289 and $(2,085), respectively.

For the three and six months ended June 30, 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $10,732 and $19,310, respectively. Such amounts are eliminated in our consolidated earnings.

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

June 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$50,934	$2,460	$(2,476)	$50,918
Preferred stock	6,504	23	(82)	6,445
Fixed maturities:
U.S. Treasury	17,205	1,099	(7)	18,297
States and political subdivision bonds	164,522	3,204	(1,024)	166,702
Foreign government	10,771	—	(1,152)	9,619
Corporate bonds	950,507	29,343	(14,137)	965,713
Residential mortgage-backed securities	397,971	7,204	(1,017)	404,158
Commercial mortgage-backed securities	190,873	1,071	(2,210)	189,734
Total	$1,789,287	$44,404	$(22,105)	$1,811,586
Less: Securities pledged	68,942	231	(347)	68,826
Total net of Securities pledged	$1,720,345	$44,173	$(21,758)	$1,742,760
NGHC	$1,561,862	$43,646	$(18,890)	$1,586,618
Reciprocal Exchanges	227,425	758	(3,215)	224,968
Total	$1,789,287	$44,404	$(22,105)	$1,811,586

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of June 30, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$10,376	$10,354	$767	$766	$11,143	$11,120
Due after one year through five years	224,073	238,663	13,591	13,528	237,664	252,191
Due after five years through ten years	669,281	673,236	113,451	112,192	782,732	785,428
Due after ten years	86,618	87,075	24,848	24,517	111,466	111,592
Mortgage-backed securities	515,577	521,442	73,267	72,450	588,844	593,892
Total	$1,505,925	$1,530,770	$225,924	$223,453	$1,731,849	$1,754,223

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest
Cash and short term investments	$4	$7	$9	$17
Equity securities	122	—	197	—
Fixed maturities	15,916	11,926	30,922	21,679
Investment Income	16,042	11,933	31,128	21,696
Investment expense	(59)	(560)	(1,271)	(1,029)
Repurchase Agreements interest expense	(33)	(52)	(103)	(132)
Other Income (1)	2,385	—	4,729	—
Net Investment Income	$18,335	$11,321	$34,483	$20,535
NGHC	$16,154	$11,321	$30,263	$20,535
Reciprocal Exchanges	2,181	—	4,220	—
Net Investment Income	$18,335	$11,321	$34,483	$20,535

(1) Includes interest income of $2,211 and $4,399 for the three and six months ended June 30, 2015, respectively, under the ACP Re Credit Agreement (see Note 15, "Related Party Transactions").

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the six months ended June 30, 2015 and 2014 were $114,496 and $0, respectively. For the three and six months ended June 30, 2015, the Company recognized an other-than-temporary impairment ("OTTI") loss of $1,467 and $2,483, respectively, on investments based on our qualitative and quantitative review.

The tables below indicate the gross realized gains and losses (including any OTTI) for the three and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$5	$—	$5
Fixed maturities	2,466	(615)	1,851
OTTI	—	(1,467)	(1,467)
Total gross realized gains and losses	$2,471	$(2,082)	$389
NGHC	$2,415	$(1,480)	$935
Reciprocal Exchanges	56	(602)	(546)
Total gross realized gains and losses	$2,471	$(2,082)	$389

Three Months Ended June 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$—	$—
Fixed maturities	—	—	—
Total gross realized gains and losses	$—	$—	$—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$5	$—	$5
Fixed maturities	5,090	(1,036)	4,054
OTTI	—	(2,483)	(2,483)
Total gross realized gains and losses	$5,095	$(3,519)	$1,576
NGHC	$4,188	$(2,759)	$1,429
Reciprocal Exchanges	907	(760)	147
Total gross realized gains and losses	$5,095	$(3,519)	$1,576

Six Months Ended June 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$—	$—
Fixed maturities	—	—	—
Total gross realized gains and losses	$—	$—	$—

(d) Unrealized Gains and Losses

Unrealized gains (losses) on investments at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Net unrealized loss on common stock	$(16)	$(6,345)
Net unrealized gain (loss) on preferred stock	(59)	(60)
Net unrealized gains on fixed maturities	22,375	45,855
Net unrealized gain (loss) on other	—	18
Deferred income tax expense	(8,708)	(13,787)
Net unrealized gains, net of deferred income tax expense	$13,592	$25,681
NGHC	$16,047	$24,998
Reciprocal Exchanges	(2,455)	683
Net unrealized gains, net of deferred income tax expense	13,592	25,681
Non-controlling interest	2,455	(683)
NGHC net unrealized gains, net of deferred income tax expense	$16,047	$24,998
Period Ended:
NGHC year-to-date change in net unrealized gains, net of deferred income tax expense	$(8,951)	$17,938

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of June 30, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
June 30, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$33,276	$(2,476)	4	$—	$—	—	$33,276	$(2,476)
Preferred stock	5,494	(82)	2	—	—	—	5,494	(82)
U.S. Treasury	194	(7)	1	—	—	—	194	(7)
States and political subdivision bonds	54,287	(915)	61	1,709	(109)	4	55,996	(1,024)
Foreign government	9,619	(1,152)	1	—	—	—	9,619	(1,152)
Corporate bonds	300,909	(11,807)	139	25,198	(2,330)	9	326,107	(14,137)
Residential mortgage-backed securities	90,727	(978)	18	1,787	(39)	5	92,514	(1,017)
Commercial mortgage-backed securities	131,148	(2,210)	51	—	—	—	131,148	(2,210)
Total	$625,654	$(19,627)	277	$28,694	$(2,478)	18	$654,348	$(22,105)
NGHC	$498,640	$(16,412)	175	$28,694	$(2,478)	18	$527,334	$(18,890)
Reciprocal Exchanges	127,014	(3,215)	102	—	—	—	127,014	(3,215)
Total	$625,654	$(19,627)	277	$28,694	$(2,478)	18	$654,348	$(22,105)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

There were 295 and 208 securities at June 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an OTTI. At June 30, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. Significant factors influencing the Company’s determination that none of the securities are OTTI included the magnitude of unrealized losses in relation to cost,

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

(f) Credit Quality of Investments

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of June 30, 2015 and December 31, 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
June 30, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,504	$14,562	0.9%	$3,701	$3,735	1.7%
AAA	300,993	305,988	19.9%	13,487	13,269	5.9%
AA, AA+, AA-	296,148	300,202	19.6%	28,642	28,670	12.7%
A, A+, A-	325,933	337,568	22.0%	54,232	53,809	23.9%
BBB, BBB+, BBB-	398,322	403,095	26.3%	72,498	71,244	31.7%
BB+ and lower	176,028	174,285	11.3%	54,865	54,241	24.1%
Total	$1,510,928	$1,535,700	100.0%	$227,425	$224,968	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of June 30, 2015 and December 31, 2014.

June 30, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	0.1%	3.2%	24.5%	9.7%	3.1%	$391,819	40.6%
Industrials	—%	3.5%	10.7%	33.4%	6.4%	522,087	54.0%
Utilities/Other	—%	—%	0.3%	3.4%	1.7%	51,807	5.4%
Total	0.1%	6.7%	35.5%	46.5%	11.2%	$965,713	100.0%
NGHC	0.1%	6.6%	31.2%	39.2%	9.4%	$835,829	86.5%
Reciprocal Exchanges	—%	0.1%	4.3%	7.3%	1.8%	129,884	13.5%
Total	0.1%	6.7%	35.5%	46.5%	11.2%	$965,713	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Restricted cash	$10,489	$7,937
Restricted investments - fixed maturities at fair value	50,389	56,049
Total restricted cash and investments	$60,878	$63,986

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of June 30, 2015 and December 31, 2014, the Company had no collateralized lending transaction principal outstanding.

As of June 30, 2015, the Company had collateralized borrowing transaction principal outstanding of $61,154 at an interest rate of 0.45%. As of December 31, 2014, the Company had collateralized borrowing transaction principal outstanding of $46,804 at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2015 was $33 and $103, respectively, and for the three and six months ended June 30, 2014 was $52 and $132, respectively. The Company had $68,826 and $49,456 of collateral pledged in support for these agreements as of June 30, 2015 and December 31, 2014, respectively.

The table below summarizes the remaining contractual maturity of the Company's repurchase agreements as of June 30, 2015.

	June 30, 2015
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$61,154	$—	$—	$61,154
Total Securities sold under agreements to repurchase, at contract value	$—	$61,154	$—	$—	$61,154
Securities sold under agreements to repurchase (repurchase agreements), at contract value are accounted for as collateralized borrowing transactions and are recorded at their contracted repurchase amounts, plus accrued interest. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed-upon interest rate for an agreed-upon time frame and the Company transfers either corporate debt securities or U.S. government or government agency securities (pledged collateral). For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities, with the offsetting obligation to repay the loan included as a liability in the consolidated balance sheets. At the end of the agreement, the counterparty returns the collateral to the Company, and the Company, in turn, repays the loan amount along with the agreed-upon interest.

There are potential risks associated with repurchase agreements and the related collateral pledged, including obligations arising from a decline in the market value of the collateral pledged. The Company is generally required to maintain collateral in the amount of 105.0% to 110.0% of the value of the securities we have sold with agreement to repurchase, which are subject to daily mark-to-market margining (i.e., if the collateral falls in value, a margin call can be triggered requiring the Company to pay cash or post extra securities to maintain the 105.0% to 110.0% threshold). Conversely, if the value of the Company’s collateral pledged appreciates in value there is credit risk in that the lending counterparty could default and not return/sell the securities back.

The Company minimizes the credit risk that counterparties might be unable to fulfill their contractual obligations by monitoring its counterparty exposure and related collateral pledged. Additionally, repurchase agreements are only transacted with pre-approved counter-parties.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2015.

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

Notes Payable - The amount reported in the accompanying condensed consolidated balance sheets for this financial instrument represents the carrying value of the debt. As of June 30, 2015, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $269,069 and $4,983, respectively. The fair value of the Company’s 6.75%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. In addition, as of June 30, 2015, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $45,500. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. As of December 31, 2014, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $276,014 and $4,982, respectively. In addition, as of December 31, 2014, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $42,000. All these financial liabilities are classified as Level 3 in the financial hierarchy.

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

June 30, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$11,192	$—	$39,726	$50,918
Preferred stock	—	6,445	—	6,445
Fixed maturities:
U.S. Treasury	18,297	—	—	18,297
States and political subdivision bonds	—	166,702	—	166,702
Foreign government	—	9,619	—	9,619
Corporate bonds	—	965,713	—	965,713
Residential mortgage-backed securities	—	404,158	—	404,158
Commercial mortgage-backed securities	—	189,734	—	189,734
Short term investments	—	9,311	—	9,311
Total assets	$29,489	$1,751,682	$39,726	$1,820,897
NGHC	$25,754	$1,521,188	$39,726	$1,586,668
Reciprocal Exchanges	3,735	230,494	—	234,229
Total assets	$29,489	$1,751,682	$39,726	$1,820,897

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$6,535	$—	$34,389	$40,924
Preferred stock	—	7,695	—	7,695
Fixed maturities:
U.S. Treasury	38,979	—	—	38,979
Federal agencies	—	98	—	98
States and political subdivision bonds	—	177,409	—	177,409
Foreign government	—	5,536	—	5,536
Corporate bonds	—	867,262	—	867,262
Residential mortgage-backed securities	—	470,636	—	470,636
Commercial mortgage-backed securities	—	80,992	—	80,992
Asset-backed securities	—	5,370	—	5,370
Short term investments	—	10,540	—	10,540
Total assets	$45,514	$1,625,538	$34,389	$1,705,441
NGHC	$45,514	$1,389,492	$34,389	$1,469,395
Reciprocal Exchanges	—	236,046	—	236,046
Total assets	$45,514	$1,625,538	$34,389	$1,705,441

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Balance as of January 1, 2015	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Common stock	$34,389	$—	$5,337	$—	$—	$—	$39,726
Total	$34,389	$—	$5,337	$—	$—	$—	$39,726

	Balance as of January 1, 2014	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Common stock	$—	$—	$(7,328)	$41,717	$—	$—	$34,389
Total	$—	$—	$(7,328)	$41,717	$—	$—	$34,389

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these consolidated financial statements. The Company's policy is to recognize transfers between levels when events or circumstances warrant transfers.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014. The carrying value of the Company’s cash and cash equivalents, premium and other receivables, accrued interest and accounts payable and accrued expenses approximates fair value given the short-term nature of such items and are classified as Level 1 in the financial hierarchy. The carrying value of the Company’s securities sold under agreements to repurchase approximates fair value given the short-term nature of the agreements and are classified as Level 2 in the financial hierarchy.

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

On March 28, 2013, the Company entered into a Stock Purchase Agreement with ACP Re to acquire 50% of the issued and outstanding shares of AMT Capital Holdings S.A. (“AMTCH”), a Luxembourg Societe Anonyme, for a cash contribution in the amount of $12,136. ACP Re and the Company are majority owned and controlled by a common parent and the transaction was accounted for as between entities under common control. AMTCH’s primary purpose is to acquire certain life settlement contracts. AmTrust owns the remaining 50% of AMTCH. The Company accounts for AMTCH using the equity method of accounting. The Company’s 50% equity interest in AMTCH at the acquisition date was approximately $22,411. The difference between the equity interest and consideration paid was recorded as additional paid-in capital of $10,275.

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

Tiger, AMT Alpha, AMTCH and AMTCH II are considered to be VIEs, for which the Company is not a primary beneficiary. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE's economic performance and which party controls such activities. The Company does not have the ability to direct the activities of Tiger, AMT Alpha, AMTCH and AMTCH II that most significantly impact its economic performance. The Company’s maximum exposure to a loss as a result of its involvement with the unconsolidated VIE is limited to its recorded investment plus additional capital commitments. The Company uses the equity method of accounting to account for its investments in Tiger, AMT Alpha, AMTCH and AMTCH II (collectively “LSC Entities”).

The Company currently has a fifty percent ownership interest in the LSC Entities. AmTrust owns the remaining fifty percent interest in the LSC Entities.

The following tables present the investment activity in the LSC Entities.

	Six Months Ended June 30,
	2015	2014
Balance at beginning of the period	$146,089	$126,186
Distributions	(1,923)	—
Contributions	565	10,887
Equity in earnings (losses) of unconsolidated subsidiaries	6,511	(1,135)
Change in equity method investments	5,153	9,752
Balance at end of the period	$151,242	$135,938

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize total assets and total liabilities as of June 30, 2015 and December 31, 2014 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the three and six months ended June 30, 2015 and 2014.

Condensed balance sheet data	June 30, 2015	December 31, 2014
Investments in life settlement contracts at fair value	$267,393	$264,517
Total assets	330,381	318,598
Total liabilities	27,897	26,420
Members' equity	302,484	292,178
NGHC's 50% ownership interest	$151,242	$146,089

	Three Months Ended June 30,
Condensed results of operations	2015	2014
Revenue, net of commission	$4,063	$(4,464)
Total expenses	1,277	606
Net income (loss)	$2,786	$(5,070)
NGHC's 50% ownership interest	$1,393	$(2,535)

	Six Months Ended June 30,
Condensed results of operations	2015	2014
Revenue, net of commission	$16,141	$(274)
Total expenses	3,119	1,996
Net income (loss)	$13,022	$(2,270)
NGHC's 50% ownership interest	$6,511	$(1,135)

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2015 and December 31, 2014 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	June 30, 2015	December 31, 2014
Average age of insured	81.5 years	81.1 years
Average life expectancy, months(1)	117	121
Average face amount per policy	$6,591	$6,624
Effective discount rate(2)	13.9%	14.0%

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

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2015 and December 31, 2014:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2015	$(34,874)	$37,297
December 31, 2014	$(34,686)	$36,486

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2015	$(22,718)	$25,411
December 31, 2014	$(22,705)	$25,456
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of June 30, 2015. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2015	$42,720
2016	63,745
2017	40,870
2018	40,239
2019	38,497
Thereafter	535,530
Total	$761,601

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $664 and $1,328 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company paid 800 Superior, LLC $561 and $1,122, respectively.

The Company’s equity interest in 800 Superior, LLC as of June 30, 2015 and December 31, 2014 was $1,981 and $2,140, respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $32 and $(159), respectively. For the three and six months ended June 30, 2014, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(87) and $(393), respectively. (See Note 15, "Related Party Transactions").

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of June 30, 2015 and December 31, 2014 was $4,116 and $4,079, respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $5 and $37, respectively. For the three and six months ended June 30, 2014, the Company recorded equity in earnings (losses) from East Ninth & Superior of $12 and $41, respectively.

In February 2015, the Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building.

The Company’s equity interest in North Dearborn as of June 30, 2015 was $9,937. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $223 and $223, respectively. (See Note 15, "Related Party Transactions").

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Recent Acquisitions

On April 1, 2015, the Company closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48,000 in cash and potential future earnout payments.

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

The composition of goodwill and intangible assets at June 30, 2015 and December 31, 2014 consisted of the following:

June 30, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,130	$2,070	5 years
Loss reserve discount	12,451	12,169	282	7 years
Agent relationships	43,652	11,596	32,056	11 - 17 years
Affinity partners	800	399	401	11 years
Value in policies-in-force	8,501	6,647	1,854	1 year
Renewal rights	26,100	3,925	22,175	7 years
Management contracts	151,427	—	151,427	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	113,843	—	113,843	indefinite life
Total	$427,139	$40,866	$386,273
NGHC	$413,238	$34,532	$378,706
Reciprocal Exchanges	13,901	6,334	7,567
Total	$427,139	$40,866	$386,273

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$5,737	$2,463	5 years
Loss reserve discount	12,451	12,071	380	7 years
Agent relationships	43,652	9,602	34,050	11 - 17 years
Affinity partners	800	363	437	11 years
Non-compete	2,500	2,417	83	5 years
Value in policies-in-force	8,501	2,468	6,033	1 year
Renewal rights	26,100	1,474	24,626	7 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	70,764	—	70,764	indefinite life
Total	$353,733	$34,132	$319,601
NGHC	$339,831	$31,663	$308,168
Reciprocal Exchanges	13,902	2,469	11,433
Total	$353,733	$34,132	$319,601

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Included in the Company’s amortization expense for the three and six months ended June 30, 2015 is an impairment charge of $367 and $367, respectively, related to certain agent relationship intangible assets. No goodwill impairment was recorded for the three and six months ended June 30, 2015. No goodwill and intangible assets impairments were recorded during the three and six months ended June 30, 2014. The increase in goodwill of $43,079 from December 31, 2014 to June 30, 2015 was primarily related to the Company's HST and ARS acquisitions. The increase in intangible assets of $23,593 from December 31, 2014 to June 30, 2015 was primarily related to the Company's ARS acquisition.

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the three and six months ended June 30, 2015, the Company amortized approximately $4,415 and $9,234, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $1,614 and $3,865 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company amortized approximately $2,740 and $5,952, respectively, related to its intangible assets with a finite life.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2015 (remaining six months)	$5,078	$2,201	$7,279
2016	10,329	460	10,789
2017	10,330	460	10,790
2018	6,325	460	6,785
2019	5,585	460	6,045
2020	4,122	—	4,122
Thereafter	13,028	—	13,028
	$54,797	$4,041	$58,838

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the Indenture as of June 30, 2015. The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses.

Interest expense on the 6.75% Notes for the three and six months ended June 30, 2015 was $4,269 and $8,492, respectively. Interest expense on the 6.75% Notes for the three and six months ended June 30, 2014 was $1,710 and $1,710, respectively.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of June 30, 2015). The Company was in compliance with all of the covenants under the Credit Agreement as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, there was no outstanding balance on the line of credit. There was no interest expense for the Company's existing and repaid lines of credit for the three or six months ended June 30, 2015. Interest expense for the Company's existing and repaid lines of credit for the three and six months ended June 30, 2014 was $697 and $1,133, respectively.

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2015 was $54 and $108, respectively.

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and six months ended June 30, 2015 was $3,797 and $7,494, respectively, which includes amortization of $2,130 and $4,173, respectively. (See Note 15, "Related Party Transactions").

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Maturities of the Company's debt for the five years subsequent to June 30, 2015 are as follows:

	2015 (remaining six months)	2016	2017	2018	2019	2020	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$—	$250,000	$250,000
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
Reciprocal Exchanges' Surplus Notes	—	—	—	—	—	—	52,547	52,547
Total principal amount of debt	$—	$—	$—	$—	$—	$—	$307,547	$307,547
Less: Unamortized debt issuance costs and unamortized discount								(4,663)
Carrying amount of debt								$302,884

As of June 30, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $11,181 and $12,142, respectively.

11. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common NGHC stockholders	$33,783	$30,334	$75,520	$56,726
Weighted average number of common shares outstanding – basic	93,597,448	93,344,400	93,527,977	89,526,029
Potentially dilutive securities:
Share options	2,234,672	1,440,907	2,128,503	1,355,583
Restricted stock units	348,917	34,000	348,917	16,906
Weighted average number of common shares outstanding – diluted	96,181,037	94,819,307	96,005,397	90,898,518

Basic earnings per share attributable to NGHC common stockholders	$0.36	$0.32	$0.81	$0.63
Diluted earnings per share attributable to NGHC common stockholders	$0.35	$0.32	$0.79	$0.62

As of June 30, 2015 and 2014, 2,306,328 and 2,913,532 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

12. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

or similar transaction affecting the Company’s common stock. As of June 30, 2015, 1,817,541 shares of Company common stock remained available for grants under the Plans.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2015 and 2014 is shown below:

	Six Months Ended June 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,110,593	$8.88	5,058,363	$8.48
Granted	—	—	—	—
Forfeited	(22,173)	8.55	—	—
Exercised	(271,928)	5.24	(42,600)	3.67
Outstanding at end of period	4,816,492	$9.09	5,015,763	$8.52

There were no options granted during the six months ended June 30, 2015 and 2014. The Company had approximately $4,675 and $5,999 of unrecognized compensation cost related to unvested stock options as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, all option grants outstanding had an approximate weighted average remaining life of 7.4 and 7.9 years, respectively. As of June 30, 2015 and December 31, 2014, there were 3,015,895 and 2,347,412 exercisable shares with a weighted average exercise price of $8.25 and $7.81, respectively.

The intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $3,806 and $447, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2015 and 2014 was $56,594 and $44,555, respectively.

Cash received from options exercised was $1,418 and $156 during the six months ended June 30, 2015 and 2014, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company's RSU activity for the six months ended June 30, 2015 and 2014 is shown below:

	Six Months Ended June 30,
	2015		2014
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	327,555	$17.44	—	$—
Granted	127,910	18.57	90,000	15.91
Vested	(22,740)	15.91	—	—
Forfeited	(83,808)	17.70	—	—
Non-vested at end of period	348,917	$17.89	90,000	$15.91

Compensation expense for all share-based compensation under ASC 718-10-30 was $1,176 and $2,264 for the three and six months ended June 30, 2015, respectively, and $501 and $919 for the three and six months ended June 30, 2014, respectively.

13. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Installment fees	$8,307	$7,322	$16,432	$14,205
Commission revenue	15,035	14,878	29,277	29,738
General agent fees	19,305	7,842	35,432	15,167
Late payment fees	2,987	2,987	5,933	5,485
Finance and processing fees	7,330	3,369	16,811	6,509
Other	4,594	2,088	8,543	4,088
Total	$57,558	$38,486	$112,428	$75,192

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

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended June 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	Total
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$46,003	$(3,440)	$42,563	$33,330
Tax at Federal statutory rate 35%	$16,101	$(1,204)	$14,897	$11,666
Tax effects resulting from:
Tax-exempt interest	(310)	(52)	(362)	(275)
Non-deductible expenses	88	—	88	24
Exempt foreign income	(1,637)	—	(1,637)	(1,644)
Equity method income	579	—	579	(393)
Statutory equalization reserves	(2,359)	—	(2,359)	(8,792)
State tax	191	—	191	534
Other	(3,543)	37	(3,506)	(696)
Total income tax reported	$9,110	$(1,219)	$7,891	$424
Effective tax rate	19.8%	35.4%	18.5%	1.3%

	Six Months Ended June 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	Total
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$92,256	$(3,336)	$88,920	$65,967
Tax at Federal statutory rate 35%	$32,290	$(1,168)	$31,122	$23,088
Tax effects resulting from:
Tax-exempt interest	(617)	(120)	(737)	(431)
Non-deductible expenses	168	—	168	55
Exempt foreign income	(4,699)	—	(4,699)	(3,654)
Equity method income	2,314	—	2,314	—
Statutory equalization reserves	(12,288)	—	(12,288)	(12,742)
State tax	841	—	841	1,001
Other	(480)	37	(443)	443
Total income tax reported	$17,529	$(1,251)	$16,278	$7,760
Effective tax rate	19.0%	37.5%	18.3%	11.8%

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying condensed consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the deferred tax benefit related to these transactions reduces the consolidated effective tax rate of the Company.

As of June 30, 2015 and December 31, 2014, the Company had approximately $94,614 and $134,975, respectively, of unutilized equalization reserves and an associated deferred tax liability of approximately $28,384 and $40,493, respectively.

For the three months ended June 30, 2015 and 2014, income tax expense included a tax benefit of $2,359 and $8,792, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate by 5.54% and 26.38% for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, income tax expense included a tax benefit of $12,288 and $12,742, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate by 13.82% and 19.32% for the six months ended June 30, 2015 and 2014, respectively.

As permitted by FASB ASC 740-10, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of June 30, 2015 and December 31, 2014. No interest or penalties have been recorded by the Company for the three or six months ended June 30, 2015 and 2014. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $537 and $1,089 for the three and six months ended June 30, 2015, respectively, while the amounts charged for such expenses were $433 and $856, for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, there was a payable to AIIM related to these services in the amount of $578 and $564, respectively.

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

The Company recorded expenses and capitalized costs related to the Master Services Agreement of $6,840 and $14,902 for the three and six months ended June 30, 2015, respectively, while the amounts for such expenses and capitalized costs were $6,335 and $14,090 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, there was a payable related to the services received under this agreement in the amount of $12,135 and $13,621, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary of the Company, Integon National Insurance Company ("Integon National"), entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the three and six months ended June 30, 2015 were $37 and $74, respectively, while the amounts charged for such fees were $35 and $66 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, there was a payable for these services in the amount of $38 and $31, respectively.

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

The amounts related to these reinsurance treaties are as follows:

June 30, 2015	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(586)	$—	$(199)
AARC	739	107	(373)

December 31, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(3,987)	$—	$(638)
AARC	706	94	(350)

Three Months Ended June 30, 2015	Assumed (Ceded) Earned Premiums	Commission Income	Assumed (Ceded) Losses and LAE
Wesco	$(81)	$12	$(811)
AARC	(373)	112	(149)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$5,926	$(1,490)	$5,456
AARC	(330)	89	(173)

Six Months Ended June 30, 2015	Assumed (Ceded) Earned Premiums	Commission Income	Assumed (Ceded) Losses and LAE
Wesco	$71	$211	$105
AARC	(721)	210	(365)

Six Months Ended June 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$10,668	$(2,742)	$8,686
AARC	(623)	172	(366)

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended June 30, 2015	Ceded Earned Premiums	Ceding Commission Expense	Ceded Losses and LAE
ACP Re	$—	$(107)	$327
Maiden Insurance Company	—	(182)	545
Technology Insurance Company	—	(54)	218
Total	$—	$(343)	$1,090

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$3,678	$1,201	$2,340
Maiden Insurance Company	6,130	1,943	3,886
Technology Insurance Company	2,452	786	1,574
Total	$12,260	$3,930	$7,800

Six Months Ended June 30, 2015	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$—	$91	$814
Maiden Insurance Company	—	149	1,369
Technology Insurance Company	—	78	529
Total	$—	$318	$2,712

Six Months Ended June 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$12,673	$3,899	$9,307
Maiden Insurance Company	21,122	6,441	15,499
Technology Insurance Company	8,449	2,585	6,218
Total	$42,244	$12,925	$31,024

Included in ceding commission income was $0 and $0 for the three and six months ended June 30, 2015, respectively, and $2,481 and $6,249 for the three and six months ended June 30, 2014, respectively, which represented recovery of successful acquisition cost of the reinsured contracts. These amounts have been netted against acquisition costs and other underwriting expenses in the accompanying condensed consolidated statements of income.

June 30, 2015	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$31,331	$—	$7,701
Maiden Insurance Company	37,136	—	12,836
Technology Insurance Company	14,854	—	5,134
Total	$83,321	$—	$25,671

December 31, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$30,517	$3	$7,792
Maiden Insurance Company	50,861	5	12,987
Technology Insurance Company	20,345	2	5,195
Total	$101,723	$10	$25,974

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $29,923 and $44,287, respectively, as of June 30, 2015 and $31,044 and $58,513, respectively, as of December 31, 2014.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries”).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $664 and $1,328 for the three and six months ended June 30, 2015, respectively, and $561 and $1,122 for the three and six months ended June 30, 2014, respectively. For more information on the 800 Superior, LLC related party transactions, see Note 16, "Related Party Transactions - 800 Superior, LLC" of our Annual Report on Form 10-K for the year ended December 31, 2014.

North Dearborn Building Company, L.P.

In February 2015, the Company invested $9,714 in North Dearborn, a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors, an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of June 30, 2015 was $9,937. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $223 and $223, respectively.

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower Group International, Ltd. ("Tower") by ACP Re, the Company entered into the agreements described below.

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

As of June 30, 2015 and December 31, 2014, there was a net receivable due from the Tower Companies of $67,625 and $43,998, respectively. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, during the three and six months ended June 30, 2015, the Company assumed $24,435 and $100,480, respectively, of premium from the Tower Companies and recorded $7,902 and $32,717, respectively, of ceding commission expense, while during the three and six months

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

ended June 30, 2014, the Company assumed $43,509 and $279,786, respectively, of premium from the Tower Companies and recorded $9,062 and $56,885, respectively, of ceding commission expense. Additionally, during the three and six months ended June 30, 2015, the Company earned premium of $70,929 and $157,572, respectively, while during the three and six months ended June 30, 2014, the Company earned premium of $65,983 and $143,417, respectively, under these reinsurance agreements. During the three and six months ended June 30, 2015, the Company incurred losses and loss adjustment expenses of $46,449 and $92,255, respectively, and during the three and six months ended June 30, 2014, the Company incurred losses and loss adjustment expenses of $38,216 and $85,476, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. During the three and six months ended June 30, 2015, the Company recorded $2,444 and $8,027, respectively, of commission income, as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement, the Company was reimbursed $4,836 and $5,768 during the three and six months ended June 30, 2015, respectively. As of June 30, 2015 and December 31, 2014, there was a receivable related to the PL Administrative Agreement of $9,567 and $1,546, respectively.

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

The Company recorded interest income of $2,211 and $4,399 for the three and six months ended June 30, 2015, respectively, under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

ACP Re, an affiliate of the Company, holds the surplus notes carried at $52,547 and $48,374 as of June 30, 2015 and December 31, 2014, respectively, issued by the Reciprocal Exchanges. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval (see Note 10, “Debt”).

AIBD Health Plan

On September 1, 2012, the Company purchased The Association Benefits Solution companies, a group of companies affiliated with the accident and health insurance industry. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of June 30, 2015 and December 31, 2014, the Company had a receivable of $5,415 and $5,377, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of June 30, 2015 and December 31, 2014, the Company had a receivable to the employer trust in the amount of $1,544 and $605, respectively.

16. Segment Information

The Company currently operates two business segments, Property and Casualty and Accident and Health. The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated to Corporate and Other.

The Property and Casualty segment, which includes the Reciprocal Exchanges and the Management Companies, reports the management fees earned by NGHC from the Reciprocal Exchanges for underwriting, investment management and other services as service and fee income for the Company. The effects of these transactions between NGHC and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize the underwriting results of the Company’s operating segments:

Three Months Ended June 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$541,223	$34,458	$—	$575,681
Ceded premiums	(87,619)	(8,652)	—	(96,271)
Net premium written	453,604	25,806	—	479,410
Change in unearned premium	(21,055)	10,461	—	(10,594)
Net earned premium	432,549	36,267	—	468,816
Ceding commission income	9,699	271	—	9,970
Service and fee income	39,886	17,672	—	57,558
Total underwriting revenue	482,134	54,210	—	536,344
Underwriting expenses:
Loss and loss adjustment expense	260,699	26,130	—	286,829
Acquisition costs and other underwriting expenses	84,883	11,619	—	96,502
General and administrative expenses	105,127	14,031	—	119,158
Total underwriting expenses	450,709	51,780	—	502,489
Underwriting income	31,425	2,430	—	33,855
Net investment income	—	—	18,335	18,335
Net realized gains on investments	—	—	389	389
Other revenue	—	—	(1,415)	(1,415)
Equity in earnings of unconsolidated subsidiaries	—	—	1,654	1,654
Interest expense	—	—	(8,601)	(8,601)
Provision for income taxes	—	—	(7,891)	(7,891)
Net loss (income) attributable to non-controlling interest	—	—	2,201	2,201
Net income attributable NGHC	$31,425	$2,430	$4,672	$38,527
NGHC	$32,703	$2,430	$3,394	$38,527
Reciprocal Exchanges	(1,278)	—	1,278	—
Net income attributable NGHC	$31,425	$2,430	$4,672	$38,527

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$407,863	$60,610	$—	$468,473
Ceded premiums	(49,767)	(150)	—	(49,917)
Net premium written	358,096	60,460	—	418,556
Change in unearned premium	3,527	(30,617)	—	(27,090)
Net earned premium	361,623	29,843	—	391,466
Ceding commission income	1,557	—	—	1,557
Service and fee income	23,389	15,097	—	38,486
Total underwriting revenue	386,569	44,940	—	431,509
Underwriting expenses:
Loss and loss adjustment expense	231,008	24,596	—	255,604
Acquisition costs and other underwriting expenses	61,440	12,978	—	74,418
General and administrative expenses	64,715	12,344	—	77,059
Total underwriting expenses	357,163	49,918	—	407,081
Underwriting income (loss)	29,406	(4,978)	—	24,428
Net investment income	—	—	11,321	11,321
Other revenue	—	—	100	100
Equity in losses of unconsolidated subsidiaries	—	—	(2,610)	(2,610)
Interest expense	—	—	(2,519)	(2,519)
Provision for income taxes	—	—	(424)	(424)
Net loss (income) attributable to non-controlling interest	—	—	38	38
Net income (loss) attributable NGHC	$29,406	$(4,978)	$5,906	$30,334

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,109,321	$109,815	$—	$1,219,136
Ceded premiums	(192,820)	(16,881)	—	(209,701)
Net premium written	916,501	92,934	—	1,009,435
Change in unearned premium	(35,962)	(25,492)	—	(61,454)
Net earned premium	880,539	67,442	—	947,981
Ceding commission income	14,497	553	—	15,050
Service and fee income	77,337	35,091	—	112,428
Total underwriting revenue	972,373	103,086	—	1,075,459
Underwriting expenses:
Loss and loss adjustment expense	547,282	46,233	—	593,515
Acquisition costs and other underwriting expenses	163,476	22,911	—	186,387
General and administrative expenses	196,667	28,178	—	224,845
Total underwriting expenses	907,425	97,322	—	1,004,747
Underwriting income	64,948	5,764	—	70,712
Net investment income	—	—	34,483	34,483
Net realized gains on investments	—	—	1,576	1,576
Other revenue	—	—	(170)	(170)
Equity in earnings of unconsolidated subsidiaries	—	—	6,612	6,612
Interest expense	—	—	(17,681)	(17,681)
Provision for income taxes	—	—	(16,278)	(16,278)
Net loss (income) attributable to non-controlling interest	—	—	2,041	2,041
Net income attributable NGHC	$64,948	$5,764	$10,583	$81,295
NGHC	$65,157	$5,764	$10,374	$81,295
Reciprocal Exchanges	(209)	—	209	—
Net income attributable NGHC	$64,948	$5,764	$10,583	$81,295

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,014,471	$100,144	$—	$1,114,615
Ceded premiums	(128,377)	(197)	—	(128,574)
Net premium written	886,094	99,947	—	986,041
Change in unearned premium	(197,252)	(39,471)	—	(236,723)
Net earned premium	688,842	60,476	—	749,318
Ceding commission income	6,927	—	—	6,927
Service and fee income	45,062	30,130	—	75,192
Total underwriting revenue	740,831	90,606	—	831,437
Underwriting expenses:
Loss and loss adjustment expense	440,438	40,513	—	480,951
Acquisition costs and other underwriting expenses	117,213	31,578	—	148,791
General and administrative expenses	128,236	25,022	—	153,258
Total underwriting expenses	685,887	97,113	—	783,000
Underwriting income (loss)	54,944	(6,507)	—	48,437
Net investment income	—	—	20,535	20,535
Other revenue	—	—	107	107
Equity in losses of unconsolidated subsidiaries	—	—	(1,487)	(1,487)
Interest expense	—	—	(3,112)	(3,112)
Provision for income taxes	—	—	(7,760)	(7,760)
Net loss (income) attributable to non-controlling interest	—	—	6	6
Net income (loss) attributable NGHC	$54,944	$(6,507)	$8,289	$56,726

The following tables summarize the financial position of the Company's operating segments as of June 30, 2015 and December 31, 2014:

June 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$674,240	$91,915	$—	$766,155
Deferred acquisition costs	139,238	2,022	—	141,260
Reinsurance recoverable on unpaid losses	878,766	(100)	—	878,666
Prepaid reinsurance premiums	123,894	—	—	123,894
Goodwill and Intangible assets, net	304,627	81,646	—	386,273
Corporate and other assets	—	—	2,411,670	2,411,670
Total assets	$2,120,765	$175,483	$2,411,670	$4,707,918

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$576,980	$70,463	$—	$647,443
Deferred acquisition costs	119,167	6,832	—	125,999
Reinsurance recoverable on unpaid losses	911,790	8	—	911,798
Prepaid reinsurance premiums	102,761	—	—	102,761
Goodwill and Intangible assets, net	260,739	58,862	—	319,601
Corporate and other assets	—	—	2,217,114	2,217,114
Total assets	$1,971,437	$136,165	$2,217,114	$4,324,716

The following tables show an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	Total
Gross premium written - North America	$488,930	$76,729	$565,659	$418,729
Gross premium written - Europe	10,022	—	10,022	49,744
Total	$498,952	$76,729	$575,681	$468,473

Net premium written - North America	$189,336	$30,766	$220,102	$161,184
Net premium written - Bermuda	234,454	—	234,454	186,865
Net premium written - Europe	24,854	—	24,854	70,507
Total	$448,644	$30,766	$479,410	$418,556

Net earned premium - North America	$175,943	$22,248	$198,191	$164,707
Net earned premium - Bermuda	235,345	—	235,345	186,865
Net earned premium - Europe	35,280	—	35,280	39,894
Total	$446,568	$22,248	$468,816	$391,466

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	Total
Gross premium written - North America	$1,017,001	$137,966	$1,154,967	$1,034,640
Gross premium written - Europe	64,169	—	64,169	79,975
Total	$1,081,170	$137,966	$1,219,136	$1,114,615

Net premium written - North America	$390,996	$49,403	$440,399	$571,319
Net premium written - Bermuda	464,867	—	464,867	301,271
Net premium written - Europe	104,169	—	104,169	113,451
Total	$960,032	$49,403	$1,009,435	$986,041

Net earned premium - North America	$342,120	$64,144	$406,264	$374,053
Net earned premium - Bermuda	463,067	—	463,067	301,271
Net earned premium - Europe	78,650	—	78,650	73,994
Total	$883,837	$64,144	$947,981	$749,318

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Premium Written	2015	2014	2015	2014
Property and Casualty
Personal Auto	$289,264	$288,654	$627,540	$637,338
Homeowners	74,438	34,018	160,121	216,085
RV/Packaged	43,096	42,148	80,646	80,693
Commercial Auto	50,482	37,269	91,828	71,553
Other	7,214	5,774	11,220	8,802
Property and Casualty Total	$464,494	$407,863	$971,355	$1,014,471
Accident and Health Total	34,458	60,610	109,815	100,144
NGHC Total	$498,952	$468,473	$1,081,170	$1,114,615

Reciprocal Exchanges
Personal Auto	$25,773	$—	$43,464	$—
Homeowners	43,909	—	80,722	—
Other	7,047	—	13,780	—
Reciprocal Exchanges Total	$76,729	$—	$137,966	$—

Total	$575,681	$468,473	$1,219,136	$1,114,615

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Premium Written	2015	2014	2015	2014
Property and Casualty
Personal Auto	$252,406	$244,938	$547,649	$521,589
Homeowners	75,456	34,018	145,846	216,085
RV/Packaged	42,774	40,206	79,668	76,363
Commercial Auto	46,258	33,639	84,251	63,760
Other	5,944	5,295	9,684	8,297
Property and Casualty Total	$422,838	$358,096	$867,098	$886,094
Accident and Health Total	25,806	60,460	92,934	99,947
NGHC Total	$448,644	$418,556	$960,032	$986,041

Reciprocal Exchanges
Personal Auto	$25,696	$—	$42,135	$—
Homeowners	(2,041)	—	(6,823)	—
Other	7,111	—	14,091	—
Reciprocal Exchanges Total	$30,766	$—	$49,403	$—

Total	$479,410	$418,556	$1,009,435	$986,041

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premium	2015	2014	2015	2014
Property and Casualty
Personal Auto	$267,112	$244,126	$534,643	$451,328
Homeowners	63,227	49,024	127,350	106,777
RV/Packaged	37,576	36,720	73,552	70,861
Commercial Auto	37,429	28,146	72,051	52,921
Other	4,957	3,607	8,799	6,955
Property and Casualty Total	$410,301	$361,623	$816,395	$688,842
Accident and Health Total	36,267	29,843	67,442	60,476
NGHC Total	$446,568	$391,466	$883,837	$749,318

Reciprocal Exchanges
Personal Auto	$23,541	$—	$46,471	$—
Homeowners	(5,528)	—	9,886	—
Other	4,235	—	7,787	—
Reciprocal Exchanges Total	$22,248	$—	$64,144	$—

Total	$468,816	$391,466	$947,981	$749,318

17. Subsequent Events

On July 15, 2015, the Company entered into a master transaction agreement (the “Master Transaction Agreement”) with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (“Seller” and together with QBE Parent, “QBE”), pursuant to which the Company agreed to purchase QBE’s lender placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business. In addition, Integon National, the Company’s wholly-owned subsidiary, expects to enter into a loss portfolio reinsurance agreement and quota share reinsurance agreement with an affiliate of

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

QBE, pursuant to which Integon National, as reinsurer, will provide loss portfolio and 100% quota share reinsurance coverage with respect to the LPI Business.

The aggregate consideration for the transaction is approximately $90,000. The acquisition is expected to close in the third quarter of 2015, pending the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) of 95.0% or lower over the near term, and between 90% and 95% over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2015, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.6x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $34.5 million and $20.5 million for the six months ended June 30, 2015 and 2014, respectively. We held 7.7% and 6.6%, of total invested assets in cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of June 30, 2015 and December 31, 2014, our reserves, net of reinsurance recoverables, were $674.9 million and $650.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Recent Acquisitions

On April 1, 2015, we closed our acquisition of Assigned Risk Solutions Ltd., a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48.0 million in cash and potential future earnout payments.

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

Ceding commission income. Ceding commission income is a commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, generally on a pro rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition and other underwriting expenses. The ceding commission ratio is equal to ceding commission income divided by net earned premium.

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

Net investment income and realized gains and (losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed-maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We classify equity securities and our fixed-maturity securities as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within other comprehensive income.

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

Insurance Ratios

Net loss ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of loss and LAE incurred to net earned premium.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)” below.

Personal Lines Quota Share

Effective March 1, 2010, Integon National entered into a 50% quota share reinsurance treaty (the “Personal Lines Quota Share”), pursuant to which Integon National ceded 50% of the gross premium written of its P&C business (excluding premium ceded to state-run reinsurance facilities) to a group of affiliated reinsurers consisting of a subsidiary of AmTrust Financial Services, Inc. ("AmTrust"), ACP Re Ltd. ("ACP Re") and Maiden Insurance. Quota share reinsurance refers to reinsurance under which the insurer (the “ceding company,” which under the Personal Lines Quota Share is Integon National) transfers, or cedes, a fixed percentage of liabilities, premium and related losses for each policy covered on a pro rata basis in accordance with the terms and conditions of the relevant agreement. The reinsurer pays the ceding company a ceding commission on the premiums ceded to compensate the ceding company for various expenses, such as underwriting and policy acquisition expenses, that the ceding company incurs in connection with the ceded business.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$498,952	$76,729	$—	$575,681	$468,473
Ceded premiums	(50,308)	(45,963)	—	(96,271)	(49,917)
Net premium written	$448,644	$30,766	$—	$479,410	$418,556
Change in unearned premium	(2,076)	(8,518)	—	(10,594)	(27,090)
Net earned premium	$446,568	$22,248	$—	$468,816	$391,466
Ceding commission income	46	9,924	—	9,970	1,557
Service and fee income	67,343	947	(10,732)	57,558	38,486
Underwriting expenses:
Loss and loss adjustment expense	271,584	15,245	—	286,829	255,604
Acquisition costs and other underwriting expenses	88,912	7,611	(21)	96,502	74,418
General and administrative expenses	118,328	11,541	(10,711)	119,158	77,059
Total underwriting expenses	$478,824	$34,397	$(10,732)	$502,489	$407,081
Underwriting income (loss)	$35,133	$(1,278)	$—	$33,855	$24,428
Net investment income	16,154	2,181	—	18,335	11,321
Net realized gain (loss) on investments	935	(546)	—	389	—
Other revenue	(1,415)	—	—	(1,415)	100
Equity in earnings (losses) of unconsolidated subsidiaries	1,654	—	—	1,654	(2,610)
Interest expense	(4,804)	(3,797)	—	(8,601)	(2,519)
Income (loss) before provision (benefit) for income taxes	$47,657	$(3,440)	$—	$44,217	$30,720
Less: Provision (benefit) for income taxes	9,110	(1,219)	—	7,891	424
Net income (loss)	$38,547	$(2,221)	$—	$36,326	$30,296
Less: Net loss (income) attributable to non-controlling interest	(20)	2,221	—	2,201	38
Net income attributable NGHC	$38,527	$—	$—	$38,527	$30,334
Net loss ratio	60.8%	68.5%		61.2%	65.3%
Net operating expense ratio (non-GAAP)	31.3%	37.2%		31.6%	28.5%
Net combined ratio (non-GAAP)	92.1%	105.7%		92.8%	93.8%

	Three Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total expenses	$483,628	$38,194	$(10,732)	$511,090	$409,600
Less: Loss and loss adjustment expense	271,584	15,245	—	286,829	255,604
Less: Interest expense	4,804	3,797	—	8,601	2,519
Less: Ceding commission income	46	9,924	—	9,970	1,557
Less: Service and fee income	67,343	947	(10,732)	57,558	38,486
Net operating expense	$139,851	$8,281	$—	$148,132	$111,434
Net earned premium	$446,568	$22,248	$—	$468,816	$391,466
Net operating expense ratio (non-GAAP)	31.3%	37.2%		31.6%	28.5%

Consolidated Results of Operations for the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$1,084,760	$137,966	$(3,590)	$1,219,136	$1,114,615
Ceded premiums	(124,728)	(88,563)	3,590	(209,701)	(128,574)
Net premium written	$960,032	$49,403	$—	$1,009,435	$986,041
Change in unearned premium	(76,195)	14,741	—	(61,454)	(236,723)
Net earned premium	$883,837	$64,144	$—	$947,981	$749,318
Ceding commission income	1,099	13,951	—	15,050	6,927
Service and fee income	129,996	1,742	(19,310)	112,428	75,192
Underwriting expenses:
Loss and loss adjustment expense	550,266	43,249	—	593,515	480,951
Acquisition costs and other underwriting expenses	175,541	10,872	(26)	186,387	148,791
General and administrative expenses	218,204	25,925	(19,284)	224,845	153,258
Total underwriting expenses	$944,011	$80,046	$(19,310)	$1,004,747	$783,000
Underwriting income (loss)	$70,921	$(209)	$—	$70,712	$48,437
Net investment income	30,263	4,220	—	34,483	20,535
Net realized gain on investments	1,429	147	—	1,576	—
Other revenue	(170)	—	—	(170)	107
Equity in earnings (losses) of unconsolidated subsidiaries	6,612	—	—	6,612	(1,487)
Interest expense	(10,187)	(7,494)	—	(17,681)	(3,112)
Income (loss) before provision (benefit) for income taxes	$98,868	$(3,336)	$—	$95,532	$64,480
Less: Provision (benefit) for income taxes	17,529	(1,251)	—	16,278	7,760
Net income (loss)	$81,339	$(2,085)	$—	$79,254	$56,720
Less: Net loss (income) attributable to non-controlling interest	(44)	2,085	—	2,041	6
Net income attributable NGHC	$81,295	$—	$—	$81,295	$56,726
Net loss ratio	62.3%	67.4%		62.6%	64.2%
Net operating expense ratio (non-GAAP)	29.7%	32.9%		29.9%	29.4%
Net combined ratio (non-GAAP)	92.0%	100.3%		92.5%	93.6%

	Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total expenses	$954,198	$87,540	$(19,310)	$1,022,428	$786,112
Less: Loss and loss adjustment expense	550,266	43,249	—	593,515	480,951
Less: Interest expense	10,187	7,494	—	17,681	3,112
Less: Ceding commission income	1,099	13,951	—	15,050	6,927
Less: Service and fee income	129,996	1,742	(19,310)	112,428	75,192
Net operating expense	$262,650	$21,104	$—	$283,754	$219,930
Net earned premium	$883,837	$64,144	$—	$947,981	$749,318
Net operating expense ratio (non-GAAP)	29.7%	32.9%		29.9%	29.4%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective July 31, 2014, no additional premium is being ceded under the Personal Lines Quota Share.

Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement and effective September 15, 2014, we entered into the PL Reinsurance Agreement (such reinsurance agreements collectively, the "Tower Reinsurance Agreements") under which during the six months ended June 30, 2014, we assumed unearned premium relating to in-force personal lines business and reinsured new and renewal personal lines policies written after January 1, 2014. In addition, as of September 15, 2014, in connection with the acquisition of the Management Companies for the Reciprocal Exchanges, the financial position and results of operations of the Reciprocal Exchanges are consolidated into our accounts.

On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners.

As a result of the Quota Share Runoff, the Tower Reinsurance Agreements, the Imperial acquisition, and the consolidation of the Reciprocal Exchanges, comparisons between our 2015 and 2014 results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $107.2 million from $468.5 million for the three months ended June 30, 2014 to $575.7 million for the three months ended June 30, 2015, due to an increase of $133.4 million in premiums received from the P&C segment primarily as a result of an increase in Tower premium retention (increase of $26.6 million), the consolidation of the Reciprocal Exchanges (increase of $76.7 million) and organic growth (increase of $23.9 million). Premiums received from the A&H segment decreased $26.2 million primarily due to a decrease in premiums received from our EHC business (decrease of $39.7 million) driven by (i) adverse foreign currency movements and (ii) the prior year's quarter including both a portion of year-to-date reinsured premium and being the initial quarter that the EHC business was written on our paper, partially offset by organic growth (increase of $13.6 million).

Net premium written. Net premium written increased by $60.9 million from $418.6 million for the three months ended June 30, 2014 to $479.4 million for the three months ended June 30, 2015. Net premium written for the P&C segment increased by $95.5 million for the three months ended June 30, 2015 compared to the same period in 2014 as a result of an increase in Tower premium retention (increase of $19.9 million), Imperial premium (increase of $13.0 million), the Quota Share Runoff (increase of $12.3 million), the consolidation of the Reciprocal Exchanges (increase of $30.8 million) and organic growth (increase of $19.5 million). Net premium written for the A&H segment decreased by $34.7 million primarily due to a decrease in our EHC business (decrease of $39.7 million) driven by (i) adverse foreign currency movements and (ii) the prior year's quarter including both a portion of year-to-date reinsured premium and being the initial quarter that the EHC business was written on our paper, partially offset by organic growth (increase of $5.0 million).

Net earned premium. Net earned premium increased by $77.4 million, or 19.8%, from $391.5 million for the three months ended June 30, 2014 to $468.8 million for the three months ended June 30, 2015. The increase by segment was: P&C - $70.9 million and A&H - $6.4 million. The increase in the P&C segment was primarily attributable to an increase in Tower premium retention (increase of $11.9 million), the Quota Share Runoff (increase of $12.3 million), Imperial premium (increase of $15.4 million), the consolidation of the Reciprocal Exchanges (increase of $22.2 million) and organic growth (increase of $9.1 million). The increase in the A&H segment was primarily due to organic growth.

Ceding commission income. Ceding commission income increased from $1.6 million for the three months ended June 30, 2014 to $10.0 million for the three months ended June 30, 2015, reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff. Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.4% to 2.1%. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.0% for the three months ended June 30, 2015. The Reciprocal Exchanges' ceding commission ratio was 44.6% for the three months ended June 30, 2015.

Service and fee income. Service and fee income increased by $19.1 million, or 49.6%, from $38.5 million for the three months ended June 30, 2014 to $57.6 million for three months ended June 30, 2015. The increase was primarily attributable to the increase of $2.6 million in service and fee income related to our A&H segment as a result of organic growth and an increase of $16.5 million related to our P&C segment as a result of increased general agent fees and organic growth.

The components of service and fee income are as follows:

	Three Months Ended June 30,
(amounts in thousands)	2015	2014	Change
Installment fees	$8,307	$7,322	$985
Commission revenue	15,035	14,878	157
General agent fees	19,305	7,842	11,463
Late payment fees	2,987	2,987	—
Finance and processing fees	7,330	3,369	3,961
Other	4,594	2,088	2,506
Total	$57,558	$38,486	$19,072

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $31.2 million, or 12.2%, from $255.6 million for the three months ended June 30, 2014 to $286.8 million for the three months ended June 30, 2015, primarily reflecting the Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. The changes by segment were: P&C - increased $29.7 million and A&H - increased $1.5 million. Loss and LAE for the three months ended June 30, 2015 included $1.0 million of unfavorable development on prior accident year loss and LAE reserves primarily attributable to loss emergence in the A&H segment, of which $0.4 million related to domestic medical stop loss programs and $0.5 million related to European A&H policies produced by our Euro Accident Health & Care Insurance Aktiebolag ("EHC") business. Loss and LAE for the three months ended June 30, 2014 included $6.6 million of unfavorable development on prior accident year loss and LAE reserves caused by $2.0 million of loss emergence in the P&C segment attributable to claims for private passenger automobile liability and personal injury protection and $4.6 million of loss emergence in the A&H segment, of which $2.9 million related to domestic medical stop loss programs and $1.7 million related to European A&H policies produced by our EHC business. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 65.3% for the three months ended June 30, 2014 to 61.2% for the three months ended June 30, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 60.8% for the three months ended June 30, 2015. The Reciprocal Exchanges' net loss ratio was 68.5% for the three months ended June 30, 2015, including no development on prior accident year loss and LAE reserves.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $22.1 million, or 29.7%, from $74.4 million for the three months ended June 30, 2014 to $96.5 million for the three months ended June 30, 2015 primarily due to an increase in Tower premium retention, Quota Share Runoff and the consolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $42.1 million, or 54.6%, from $77.1 million for the three months ended June 30, 2014 to $119.2 million for the three months ended June 30, 2015 primarily as a result of an increase in Tower premium retention, the Imperial acquisition and approximately $7.2 million of expenses related to transition and integration costs for the Tower Personal Lines business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $36.7 million, or 32.9% from $111.4 million for the three months ended June 30, 2014 to $148.1 million for the three months ended June 30, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased to 31.6% in the three months ended June 30, 2015 from 28.5% in the three months ended June 30, 2014 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income and maturation of the A&H business. Excluding the Reciprocal Exchanges, the net operating expense ratio was 31.3% for the three months ended June 30, 2015. The Reciprocal Exchanges' net operating expense ratio was 37.2% for the three months ended June 30, 2015.

Net investment income. Net investment income increased by $7.0 million, or 62.0%, from $11.3 million for the three months ended June 30, 2014 to $18.3 million for the three months ended June 30, 2015 primarily due to an increase in average invested assets as a result of our capital raising activities in the first half of 2014 and our issuance of Series B preferred stock in the first half of 2015.

Net realized gains on investments. Net realized gains on investments increased by $0.4 million from $0.0 million for the three months ended June 30, 2014 to a $0.4 million gain for the three months ended June 30, 2015 primarily due to net realized gains on the sale of investments of $1.9 million for the three months ended June 30, 2015, partially offset by the recognition of a $1.5 million OTTI charge in the three months ended June 30, 2015 relating to an investment based on our qualitative and quantitative OTTI review.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $4.3 million, from $2.6 million in losses for the three months ended June 30, 2014 to $1.7 million in earnings for the three months ended June 30, 2015, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the three months ended June 30, 2015 and 2014 was $8.6 million and $2.5 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes and the consolidation of the Reciprocal Exchanges, as the second quarter of 2014 results did not reflect a full quarter of interest payments on the debt.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $7.5 million, from $0.4 million for the three months ended June 30, 2014, reflecting an effective tax rate of 1.3%, to $7.9 million for the three months ended June 30, 2015, reflecting an effective tax rate of 18.5%. Income tax expense included a tax benefit of $2.6 million and $8.5 million for the three months ended June 30, 2015 and 2014, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the three months ended June 30, 2015 and 2014 by 5.6% and 25.5%, respectively.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $9.1 million for the three months ended June 30, 2015, reflecting an effective tax rate of 19.8%.

The Reciprocal Exchanges had a pre-tax loss of $3.4 million for the three months ended June 30, 2015. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of June 30, 2015 was $21.5 million.

Consolidated Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $104.5 million from $1,114.6 million for the six months ended June 30, 2014 to $1,219.1 million for the six months ended June 30, 2015 due to an increase of $94.9 million in premiums received from the P&C segment primarily as a result of an increase in Imperial premium (increase of $44.3 million), the consolidation of the Reciprocal Exchanges (increase of $134.4 million) and organic growth (increase of $24.8 million ), partially offset by a decrease in our Tower business (decrease of $110.5 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Premiums received from the A&H segment increased $9.7 million primarily as a result of organic growth.

Net premium written. Net premium written increased by $23.4 million from $986.0 million for the six months ended June 30, 2014 to $1,009.4 million for the six months ended June 30, 2015. Net premium written for the P&C segment increased by $30.4 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of an increase in Imperial premium (increase of $40.8 million), the Quota Share Runoff (increase of $42.2 million), the consolidation of the Reciprocal Exchanges (increase of $49.4 million) and organic growth (increase of $22.0 million), partially offset by a decrease in our Tower business (decrease of $124.1 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Net premium written for the A&H segment decreased by $7.0 million, primarily as a result of a decrease in our EHC business (decrease of $15.8 million), partially offset by organic growth (increase of $8.7 million).

Net earned premium. Net earned premium increased by $198.7 million, or 26.5%, from $749.3 million for the six months ended June 30, 2014 to $948.0 million for the six months ended June 30, 2015. The increase by segment was: P&C - $191.7 million and A&H - $7.0 million. The increase in the P&C segment was primarily attributable to an increase in Tower premium retention (increase of $18.8 million), the Quota Share Runoff (increase of $42.2 million), Imperial premium (increase of $42.5 million), the consolidation of the Reciprocal Exchanges (increase of $64.1 million) and organic growth (increase of $24.1 million). The increase in the A&H segment was primarily due to organic growth.

Ceding commission income. Ceding commission income increased from $6.9 million for the six months ended June 30, 2014 to $15.1 million for the six months ended June 30, 2015, reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff. Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.9% to 1.6%. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.1% for the six months ended June 30, 2015. The Reciprocal Exchanges' ceding commission ratio was 21.7% for the six months ended June 30, 2015.

Service and fee income. Service and fee income increased by $37.2 million, or 49.5%, from $75.2 million for the six months ended June 30, 2014 to $112.4 million for the six months ended June 30, 2015. The increase was primarily attributable to the increase of $5.0 million in service and fee income related to our A&H segment as a result of organic growth and an increase of $32.3 million related to our P&C segment as a result of increased general agent fees and organic growth.

The components of service and fee income are as follows:

	Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change
Installment fees	$16,432	$14,205	$2,227
Commission revenue	29,277	29,738	(461)
General agent fees	35,432	15,167	20,265
Late payment fees	5,933	5,485	448
Finance and processing fees	16,811	6,509	10,302
Other	8,543	4,088	4,455
Total	$112,428	$75,192	$37,236

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $112.6 million, or 23.4%, from $481.0 million for the six months ended June 30, 2014 to $593.5 million for the six months ended June 30, 2015, primarily reflecting the Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. The changes by segment were: P&C - increased $106.8 million and A&H - increased $5.7 million. Loss and LAE for the six months ended June 30, 2015 included $2.1 million of unfavorable development on prior accident year loss and LAE reserves primarily attributable to loss emergence in the A&H segment, of which $1.3 million related to domestic medical stop loss programs and $0.7 million related to European A&H policies produced by our EHC business. Loss and LAE for the six months ended June 30, 2014 included $14.4 million of unfavorable development on prior accident year loss and LAE reserves caused by $3.7 million of loss emergence in the P&C segment attributable to claims for private passenger automobile liability and personal injury protection and $10.7 million of loss emergence in the A&H segment, of which $6.3 million related to domestic medical stop loss programs and $4.4 million related to European A&H policies produced by our EHC business. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 64.2% for the six months ended June 30, 2014 to 62.6% for the six months ended June 30, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 62.3% for the six months ended June 30, 2015. The Reciprocal Exchanges' net loss ratio was 67.4% for the six months ended June 30, 2015, including no development on prior accident year loss and LAE reserves.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $37.6 million, or 25.3%, from $148.8 million for the six months ended June 30, 2014 to $186.4 million for the six months ended June 30, 2015 primarily due to an increase in Tower premium retention, Quota Share Runoff and the consolidation of the Reciprocal Exchanges, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $71.6 million, or 46.7%, from $153.3 million for the six months ended June 30, 2014 to $224.8 million for the six months ended June 30, 2015 primarily as a result of an increase in Tower premium retention, the Imperial acquisition and approximately $7.2 million of expenses related to transition and integration costs for the Tower Personal Lines business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $63.8 million, or 29.0% from $219.9 million for the six months ended June 30, 2014 to $283.8 million for the six months ended June 30, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased to 29.9% in the six months ended June 30, 2015 from 29.4% in the six months ended June 30, 2014 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income and maturation of the A&H business. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.7% for the six months ended June 30, 2015. The Reciprocal Exchanges' net operating expense ratio was 32.9% for the six months ended June 30, 2015.

Net investment income. Net investment income increased by $13.9 million, or 67.9%, from $20.5 million for the six months ended June 30, 2014 to $34.5 million for the six months ended June 30, 2015 primarily due to an increase in average invested assets as a result of our capital raising activities in the first half of 2014 and our issuance of Series B preferred stock in the first half of 2015.

Net realized gains on investments. Net realized gains on investments increased by $1.6 million from $0.0 million for the six months ended June 30, 2014 to a $1.6 million gain for the six months ended June 30, 2015 primarily due to net realized gains on the sale of investments of $4.1 million for the six months ended June 30, 2015, partially offset by the recognition of a $2.5 million OTTI charge in the six months ended June 30, 2015 relating to investments based on our qualitative and quantitative OTTI review.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $8.1 million, from $1.5 million in losses for the six months ended June 30, 2014 to $6.6 million in earnings for the six months ended June 30, 2015, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the six months ended June 30, 2015 and 2014 was $17.7 million and $3.1 million, respectively, increasing primarily due to our May 2014 issuance of $250.0 million aggregate principal amount of 6.75% notes and the consolidation of the Reciprocal Exchanges, as the second quarter of 2014 results did not reflect a full quarter of interest payments on the debt.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $8.5 million, or 109.8%, from $7.8 million for the six months ended June 30, 2014, reflecting an effective tax rate of 11.8%, to $16.3 million for the six months ended June 30, 2015, reflecting an effective tax rate of 18.3%. Income tax expense included a tax benefit of $12.3 million and $12.7 million for the six months ended June 30, 2015 and 2014, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the six months ended June 30, 2015 and 2014 by 13.8% and 19.3%, respectively.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $17.5 million for the six months ended June 30, 2015, reflecting an effective tax rate of 19.0%.

The Reciprocal Exchanges had a pre-tax loss of $3.3 million for the six months ended June 30, 2015. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of June 30, 2015 was $21.5 million.

P&C Segment - Results of Operations for the Three Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$464,494	$76,729	$—	$541,223	$407,863
Ceded premiums	(41,656)	(45,963)	—	(87,619)	(49,767)
Net premium written	$422,838	$30,766	$—	$453,604	$358,096
Change in unearned premium	(12,537)	(8,518)	—	(21,055)	3,527
Net earned premium	$410,301	$22,248	$—	$432,549	$361,623
Ceding commission income	(225)	9,924	—	9,699	1,557
Service and fee income	49,671	947	(10,732)	39,886	23,389
Underwriting expenses:
Loss and loss adjustment expense	245,454	15,245	—	260,699	231,008
Acquisition costs and other underwriting expenses	77,293	7,611	(21)	84,883	61,440
General and administrative expenses	104,297	11,541	(10,711)	105,127	64,715
Total underwriting expenses	$427,044	$34,397	$(10,732)	$450,709	$357,163
Underwriting income (loss)	$32,703	$(1,278)	$—	$31,425	$29,406
Net loss ratio	59.8%	68.5%		60.3%	63.9%
Net operating expense ratio (non-GAAP)	32.2%	37.2%		32.5%	28.0%
Net combined ratio (non-GAAP)	92.0%	105.7%		92.8%	91.9%

	Three Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$427,044	$34,397	$(10,732)	$450,709	$357,163
Less: Loss and loss adjustment expense	245,454	15,245	—	260,699	231,008
Less: Ceding commission income	(225)	9,924	—	9,699	1,557
Less: Service and fee income	49,671	947	(10,732)	39,886	23,389
Net operating expense	$132,144	$8,281	$—	$140,425	$101,209
Net earned premium	$410,301	$22,248	$—	$432,549	$361,623
Net operating expense ratio (non-GAAP)	32.2%	37.2%		32.5%	28.0%

P&C Segment - Results of Operations for the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$974,945	$137,966	$(3,590)	$1,109,321	$1,014,471
Ceded premiums	(107,847)	(88,563)	3,590	(192,820)	(128,377)
Net premium written	$867,098	$49,403	$—	$916,501	$886,094
Change in unearned premium	(50,703)	14,741	—	(35,962)	(197,252)
Net earned premium	$816,395	$64,144	$—	$880,539	$688,842
Ceding commission income	546	13,951	—	14,497	6,927
Service and fee income	94,905	1,742	(19,310)	77,337	45,062
Underwriting expenses:
Loss and loss adjustment expense	504,033	43,249	—	547,282	440,438
Acquisition costs and other underwriting expenses	152,630	10,872	(26)	163,476	117,213
General and administrative expenses	190,026	25,925	(19,284)	196,667	128,236
Total underwriting expenses	$846,689	$80,046	$(19,310)	$907,425	$685,887
Underwriting income (loss)	$65,157	$(209)	$—	$64,948	$54,944
Net loss ratio	61.7%	67.4%		62.2%	63.9%
Net operating expense ratio (non-GAAP)	30.3%	32.9%		30.5%	28.1%
Net combined ratio (non-GAAP)	92.0%	100.3%		92.7%	92.0%

	Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$846,689	$80,046	$(19,310)	$907,425	$685,887
Less: Loss and loss adjustment expense	504,033	43,249	—	547,282	440,438
Less: Ceding commission income	546	13,951	—	14,497	6,927
Less: Service and fee income	94,905	1,742	(19,310)	77,337	45,062
Net operating expense	$247,205	$21,104	$—	$268,309	$193,460
Net earned premium	$816,395	$64,144	$—	$880,539	$688,842
Net operating expense ratio (non-GAAP)	30.3%	32.9%		30.5%	28.1%

P&C Segment Results of Operations for the Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $133.4 million, or 32.7%, from $407.9 million for the three months ended June 30, 2014 to $541.2 million for the three months ended June 30, 2015 primarily as a result of an increase in Tower premium retention (increase of $26.6 million), the consolidation of the Reciprocal Exchanges (increase of $76.7 million) and organic growth (increase of $23.9 million).

Net premium written. Net premium written increased by $95.5 million from $358.1 million for the three months ended June 30, 2014 to $453.6 million for the three months ended June 30, 2015 primarily as a result of an increase in Tower premium retention (increase of $19.9 million), Imperial premium (increase of $13.0 million), the Quota Share Runoff (increase of $12.3 million), the consolidation of the Reciprocal Exchanges (increase of $30.8 million) and organic growth (increase of $19.5 million).

Net earned premium. Net earned premium increased by $70.9 million, or 19.6%, from $361.6 million for the three months ended June 30, 2014 to $432.5 million for the three months ended June 30, 2015 primarily as a result of an increase in Tower premium retention (increase of $11.9 million), the Quota Share Runoff (increase of $12.3 million), Imperial premium (increase of $15.4 million), the consolidation of the Reciprocal Exchanges (increase of $22.2 million) and organic growth (increase of $9.1 million).

Ceding commission income. Our ceding commission income increased by $8.1 million, from $1.6 million for the three months ended June 30, 2014 to $9.7 million for the three months ended June 30, 2015 reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff. Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.4% for the three months ended June 30, 2014 to 2.2% for the three months ended June 30, 2015. Excluding the Reciprocal Exchanges, the ceding commission ratio was approximately 0.0% for the three months ended June 30, 2015. The Reciprocal Exchanges' ceding commission ratio was 44.6% for the three months ended June 30, 2015.

Service and fee income. Service and fee income increased by $16.5 million, or 70.5%, from $23.4 million for the three months ended June 30, 2014 to $39.9 million for the three months ended June 30, 2015 as a result of increased general agent fees and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $29.7 million, or 12.9%, from $231.0 million for the three months ended June 30, 2014 to $260.7 million for the three months ended June 30, 2015 primarily reflecting the Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 63.9% for the three months ended June 30, 2014 to 60.3% for the three months ended June 30, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 59.8% for the three months ended June 30, 2015. The Reciprocal Exchanges' net loss ratio was 68.5% for the three months ended June 30, 2015.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $23.4 million from $61.4 million for the three months ended June 30, 2014 to $84.9 million for the three months ended June 30, 2015. The increase was primarily due to an increase in Tower premium retention, Quota Share Runoff and the consolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $40.4 million from $64.7 million for the three months ended June 30, 2014 to $105.1 million for the three months ended June 30, 2015 primarily as a result of an increase in Tower premium retention, the Imperial acquisition and approximately $7.2 million of expenses related to transition and integration costs for the Tower Personal Lines business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $39.2 million, or 38.7%, from $101.2 million for the three months ended June 30, 2014 to $140.4 million for the three months ended June 30, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.0% for the three months ended June 30, 2014 to 32.5% for the three months ended June 30, 2015 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 32.2% for the three months ended June 30, 2015. The Reciprocal Exchanges' net operating expense ratio was 37.2% for the three months ended June 30, 2015.

Underwriting income. Underwriting income increased from $29.4 million for the three months ended June 30, 2014 to $31.4 million for the three months ended June 30, 2015 primarily as a result of the Imperial acquisition. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the three months ended June 30, 2015 increased to 92.8% compared to 91.9% for the same period in 2014. Excluding the Reciprocal Exchanges, the combined ratio was 92.0% for the three months ended June 30, 2015. The Reciprocal Exchanges' combined ratio was 105.7% for the three months ended June 30, 2015.

P&C Segment Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $94.9 million, or 9.3%, from $1,014.5 million for the six months ended June 30, 2014 to $1,109.3 million for the six months ended June 30, 2015 primarily as a result of an increase in Imperial premium (increase of $44.3 million), the consolidation of the Reciprocal Exchanges (increase of $134.4 million) and organic growth (increase of $24.8 million ), partially offset by a decrease in our Tower business (decrease of $110.5 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net premium written. Net premium written increased by $30.4 million from $886.1 million for the six months ended June 30, 2014 to $916.5 million for the six months ended June 30, 2015 primarily as a result of an increase in Imperial premium (increase of $40.8 million), the Quota Share Runoff (increase of $42.2 million), the consolidation of the Reciprocal Exchanges (increase of

$49.4 million) and organic growth (increase of $22.0 million), partially offset by a decrease in our Tower business (decrease of $124.1 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net earned premium. Net earned premium increased by $191.7 million, or 27.8%, from $688.8 million for the six months ended June 30, 2014 to $880.5 million for the six months ended June 30, 2015 primarily as a result of an increase in Tower premium retention (increase of $18.8 million), the Quota Share Runoff (increase of $42.2 million), Imperial premium (increase of $42.5 million), the consolidation of the Reciprocal Exchanges (increase of $64.1 million) and organic growth (increase of $24.1 million).

Ceding commission income. Our ceding commission income increased by $7.6 million, or 109.3%, from $6.9 million for the six months ended June 30, 2014 to $14.5 million for the six months ended June 30, 2015 reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff. Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, increased from 1.0% for the six months ended June 30, 2014 to 1.6% for the six months ended June 30, 2015. Excluding the Reciprocal Exchanges, the ceding commission ratio was 0.1% for the six months ended June 30, 2015. The Reciprocal Exchanges' ceding commission ratio was 21.7% for the six months ended June 30, 2015.

Service and fee income. Service and fee income increased by $32.3 million, or 71.6%, from $45.1 million for the six months ended June 30, 2014 to $77.3 million for the six months ended June 30, 2015 as a result of increased general agent fees and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $106.8 million, or 24.3%, from $440.4 million for the six months ended June 30, 2014 to $547.3 million for the six months ended June 30, 2015 primarily reflecting the Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 63.9% for the six months ended June 30, 2014 to 62.2% for the six months ended June 30, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 61.7% for the six months ended June 30, 2015. The Reciprocal Exchanges' net loss ratio was 67.4% for the six months ended June 30, 2015.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $46.3 million from $117.2 million for the six months ended June 30, 2014 to $163.5 million for the six months ended June 30, 2015. The increase was primarily due to an increase in Tower premium retention, Quota Share Runoff and the consolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $68.4 million from $128.2 million for the six months ended June 30, 2014 to $196.7 million for the six months ended June 30, 2015 primarily as a result of an increase in Tower premium retention, the Imperial acquisition and approximately $7.2 million of expenses related to transition and integration costs for the Tower Personal Lines business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $74.8 million, or 38.7%, from $193.5 million for the six months ended June 30, 2014 to $268.3 million for the six months ended June 30, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.1% for the six months ended June 30, 2014 to 30.5% for the six months ended June 30, 2015 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.3% for the six months ended June 30, 2015. The Reciprocal Exchanges' net operating expense ratio was 32.9% for the six months ended June 30, 2015.

Underwriting income. Underwriting income increased from $54.9 million for the six months ended June 30, 2014 to $64.9 million for the six months ended June 30, 2015 primarily as a result of the Imperial acquisition. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the six months ended June 30, 2015 increased to 92.7% compared to 92.0% for the same period in 2014. Excluding the Reciprocal Exchanges, the combined ratio was 92.0% for the six months ended June 30, 2015. The Reciprocal Exchanges' combined ratio was 100.3% for the six months ended June 30, 2015.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in Thousands)
Gross premium written	$34,458	$60,610	$109,815	$100,144
Ceded premiums	(8,652)	(150)	(16,881)	(197)
Net premium written	$25,806	$60,460	$92,934	$99,947
Change in unearned premium	10,461	(30,617)	(25,492)	(39,471)
Net earned premium	$36,267	$29,843	$67,442	$60,476
Ceding commission income	271	—	553	—
Service and fee income	17,672	15,097	35,091	30,130
Underwriting expenses:
Loss and loss adjustment expense	26,130	24,596	46,233	40,513
Acquisition costs and other underwriting expenses	11,619	12,978	22,911	31,578
General and administrative expenses	14,031	12,344	28,178	25,022
Total underwriting expenses	$51,780	$49,918	$97,322	$97,113
Underwriting income (loss)	$2,430	$(4,978)	$5,764	$(6,507)
Net loss ratio	72.0%	82.4%	68.6%	67.0%
Net operating expense ratio (non-GAAP)	21.3%	34.3%	22.9%	43.8%
Net combined ratio (non-GAAP)	93.3%	116.7%	91.5%	110.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015	2014	2015	2014
	(Amounts in Thousands)
Total underwriting expenses	$51,780	$49,918	$97,322	$97,113
Less: Loss and loss adjustment expense	26,130	24,596	46,233	40,513
Less: Ceding commission income	271	—	553	—
Less: Service and fee income	17,672	15,097	35,091	30,130
Net operating expense	$7,707	$10,225	$15,445	$26,470
Net earned premium	$36,267	$29,843	$67,442	$60,476
Net operating expense ratio (non-GAAP)	21.3%	34.3%	22.9%	43.8%

A&H Segment Results of Operations for the Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014 (Unaudited)

Gross premium written. Gross premium written decreased by $26.2 million, from $60.6 million for the three months ended June 30, 2014 to $34.5 million for the three months ended June 30, 2015 primarily due to a decrease in premiums received from our EHC business (decrease of $39.7 million) driven by (i) adverse foreign currency movements and (ii) the prior year's quarter including both a portion of year-to-date reinsured premium and being the initial quarter that the EHC business was written on our paper, partially offset by organic growth (increase of $13.6 million).

Net premium written. Net premium written decreased by $34.7 million, from $60.5 million for the three months ended June 30, 2014 to $25.8 million for the three months ended June 30, 2015 primarily due to a decrease in our EHC business (decrease of $39.7 million) driven by (i) adverse foreign currency movements and (ii) the prior year's quarter including both a portion of year-to-date reinsured premium and being the initial quarter that the EHC business was written on our paper, partially offset by organic growth (increase of $5.0 million).

Net earned premium. Net earned premium increased by $6.4 million, from $29.8 million for the three months ended June 30, 2014 to $36.3 million for the three months ended June 30, 2015 primarily due to organic growth.

Service and fee income. Service and fee income increased by $2.6 million, or 17.1%, from $15.1 million for the three months ended June 30, 2014 to $17.7 million for the three months ended June 30, 2015 as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $1.5 million, from $24.6 million for the three months ended June 30, 2014 to $26.1 million for the three months ended June 30, 2015. Our net loss ratio decreased from 82.4% for the three months ended June 30, 2014 to 72.0% for the three months ended June 30, 2015. The loss ratio decrease in the three months ended June 30, 2015 was primarily due to maturation of the A&H business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $1.4 million from $13.0 million for the three months ended June 30, 2014 to $11.6 million for the three months ended June 30, 2015.

General and administrative expenses. General and administrative expenses increased by $1.7 million from $12.3 million for the three months ended June 30, 2014 to $14.0 million for the three months ended June 30, 2015.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $2.5 million from $10.2 million for the three months ended June 30, 2014 to $7.7 million for the three months ended June 30, 2015. The net operating expense ratio (non-GAAP) decreased from 34.3% for the three months ended June 30, 2014 to 21.3% for the three months ended June 30, 2015 primarily as a result of increased A&H premiums and higher service and fee income.

Underwriting income (loss). Underwriting income increased from a loss of $5.0 million for the three months ended June 30, 2014 to income of $2.4 million for the three months ended June 30, 2015 due to maturation of the A&H business. The combined ratio for the three months ended June 30, 2015 decreased to 93.3% compared to 116.7% for the same period in 2014. The combined ratio was lower due to improved profitability driven by a reduced expense ratio reflecting continued maturation of the A&H business and higher service and fee income.

A&H Segment Results of Operations for the Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $9.7 million, from $100.1 million for the six months ended June 30, 2014 to $109.8 million for the six months ended June 30, 2015 primarily as a result of organic growth.

Net premium written. Net premium written decreased by $7.0 million, from $99.9 million for the six months ended June 30, 2014 to $92.9 million for the six months ended June 30, 2015 primarily as a result of a decrease in our EHC business (decrease of $15.8 million), partially offset by organic growth (increase of $8.7 million).

Net earned premium. Net earned premium increased by $7.0 million, from $60.5 million for the six months ended June 30, 2014 to $67.4 million for the six months ended June 30, 2015 due to organic growth.

Service and fee income. Service and fee income increased by $5.0 million, or 16.5%, from $30.1 million for the six months ended June 30, 2014 to $35.1 million for the six months ended June 30, 2015 as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $5.7 million, from $40.5 million for the six months ended June 30, 2014 to $46.2 million for the six months ended June 30, 2015. Our net loss ratio increased from 67.0% for the six months ended June 30, 2014 to 68.6% for the six months ended June 30, 2015. The loss ratio increase in the six months ended June 30, 2015 was primarily driven by product mix shift.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $8.7 million from $31.6 million for the six months ended June 30, 2014 to $22.9 million for the six months ended June 30, 2015 primarily due to the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $3.2 million from $25.0 million for the six months ended June 30, 2014 to $28.2 million for the six months ended June 30, 2015.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $11.0 million from $26.5 million for the six months ended June 30, 2014 to $15.4 million for the six months ended June 30, 2015. The net operating expense ratio (non-GAAP) decreased from 43.8% for the six months ended June 30, 2014 to 22.9% for the six months ended June 30, 2015 primarily as a result of increased A&H premiums and higher service and fee income.

Underwriting income (loss). Underwriting income increased from a loss of $6.5 million for the six months ended June 30, 2014 to income of $5.8 million for the six months ended June 30, 2015 due to maturation of the A&H business. The combined ratio for the six months ended June 30, 2015 decreased to 91.5% compared to 110.8% for the same period in 2014. The combined ratio was lower due to improved profitability driven by a reduced expense ratio reflecting continued maturation of the A&H business and higher service and fee income.

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

The average yield on our investment portfolio was 3.6% and 3.4% and the average duration of the portfolio was 5.19 and 5.31 years for the six months ended June 30, 2015 and 2014, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

June 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$50,934	$2,460	$(2,476)	$50,918
Preferred stock	6,504	23	(82)	6,445
Fixed maturities:
U.S. Treasury	17,205	1,099	(7)	18,297
States and political subdivision bonds	164,522	3,204	(1,024)	166,702
Foreign government	10,771	—	(1,152)	9,619
Corporate bonds	950,507	29,343	(14,137)	965,713
Residential mortgage-backed securities	397,971	7,204	(1,017)	404,158
Commercial mortgage-backed securities	190,873	1,071	(2,210)	189,734
Total	$1,789,287	$44,404	$(22,105)	$1,811,586
Less: Securities pledged	68,942	231	(347)	68,826
Total net of Securities pledged	$1,720,345	$44,173	$(21,758)	$1,742,760
NGHC	$1,561,862	$43,646	$(18,890)	$1,586,618
Reciprocal Exchanges	227,425	758	(3,215)	224,968
Total	$1,789,287	$44,404	$(22,105)	$1,811,586

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The increase in gross unrealized losses from $17.4 million at December 31, 2014 to $22.1 million at June 30, 2015 resulted from fluctuations in market interest rates.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of June 30, 2015 and December 31, 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
June 30, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,504	$14,562	0.9%	$3,701	$3,735	1.7%
AAA	300,993	305,988	19.9%	13,487	13,269	5.9%
AA, AA+, AA-	296,148	300,202	19.6%	28,642	28,670	12.7%
A, A+, A-	325,933	337,568	22.0%	54,232	53,809	23.9%
BBB, BBB+, BBB-	398,322	403,095	26.3%	72,498	71,244	31.7%
BB+ and lower	176,028	174,285	11.3%	54,865	54,241	24.1%
Total	$1,510,928	$1,535,700	100.0%	$227,425	$224,968	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of June 30, 2015 and December 31, 2014.

June 30, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	0.1%	3.2%	24.5%	9.7%	3.1%	$391,819	40.6%
Industrials	—%	3.5%	10.7%	33.4%	6.4%	522,087	54.0%
Utilities/Other	—%	—%	0.3%	3.4%	1.7%	51,807	5.4%
Total	0.1%	6.7%	35.5%	46.5%	11.2%	$965,713	100.0%
NGHC	0.1%	6.6%	31.2%	39.2%	9.4%	$835,829	86.5%
Reciprocal Exchanges	—%	0.1%	4.3%	7.3%	1.8%	129,884	13.5%
Total	0.1%	6.7%	35.5%	46.5%	11.2%	$965,713	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of June 30, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$10,376	$10,354	$767	$766	$11,143	$11,120
Due after one year through five years	224,073	238,663	13,591	13,528	237,664	252,191
Due after five years through ten years	669,281	673,236	113,451	112,192	782,732	785,428
Due after ten years	86,618	87,075	24,848	24,517	111,466	111,592
Mortgage-backed securities	515,577	521,442	73,267	72,450	588,844	593,892
Total	$1,505,925	$1,530,770	$225,924	$223,453	$1,731,849	$1,754,223

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of June 30, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
June 30, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$33,276	$(2,476)	4	$—	$—	—	$33,276	$(2,476)
Preferred stock	5,494	(82)	2	—	—	—	5,494	(82)
U.S. Treasury	194	(7)	1	—	—	—	194	(7)
States and political subdivision bonds	54,287	(915)	61	1,709	(109)	4	55,996	(1,024)
Foreign government	9,619	(1,152)	1	—	—	—	9,619	(1,152)
Corporate bonds	300,909	(11,807)	139	25,198	(2,330)	9	326,107	(14,137)
Residential mortgage-backed securities	90,727	(978)	18	1,787	(39)	5	92,514	(1,017)
Commercial mortgage-backed securities	131,148	(2,210)	51	—	—	—	131,148	(2,210)
Total	$625,654	$(19,627)	277	$28,694	$(2,478)	18	$654,348	$(22,105)
NGHC	$498,640	$(16,412)	175	$28,694	$(2,478)	18	$527,334	$(18,890)
Reciprocal Exchanges	127,014	(3,215)	102	—	—	—	127,014	(3,215)
Total	$625,654	$(19,627)	277	$28,694	$(2,478)	18	$654,348	$(22,105)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

There were 295 and 208 securities at June 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be an other-than-temporary impairment ("OTTI") loss. Significant factors influencing our determination that none of the securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For the three and six months ended June 30, 2015, we recognized OTTI of $1.5 million and $2.5 million, respectively, on investments based on our qualitative and quantitative review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(amounts in thousands)
Restricted cash	$10,489	$7,937
Restricted investments - fixed maturities at fair value	50,389	56,049
Total restricted cash and investments	$60,878	$63,986

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of June 30, 2015 and December 31, 2014, we had no collateralized lending transaction principal outstanding.

As of June 30, 2015, we had collateralized borrowing transaction principal outstanding of $61.2 million at an interest rate of 0.45%. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2015 was $0.0 million and $0.1 million, respectively, and for the three and six months ended June 30, 2014 was $0.1 million and $0.1 million, respectively. We had $68.8 million and $49.5 million of collateral pledged in support for these agreements as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $267.4 million, with our proportionate interest being $133.7 million. Total capital contributions of approximately $1.1 million and $21.8 million were made to the LSC Entities during the six months ended June 30, 2015 and 2014, respectively, for which we contributed approximately $0.6 million and $10.9 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of June 30, 2015, the face value amounts of the 259 life insurance policies disclosed in the table below was approximately $1.6 billion. As of June 30, 2015, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of June 30, 2015. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of June 30, 2015
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	3	10,162	17,500
3 - 4	11	44,902	93,000
4 - 5	8	15,429	41,500
Thereafter	237	196,900	1,493,313
Total	259	$267,393	$1,645,313

(1)
The LSC Entities determined the fair value as of June 30, 2015 based on 216 policies out of 259 policies, as the LSC Entities assigned no value to 43 of the policies as of June 30, 2015. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2015:

(amounts in thousands, except number of life settlement contracts)	June 30, 2015
Number of policies with a negative value from discounted cash flow model as of period end	43
Premiums paid for the preceding twelve month period for period ended	$5,155
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2015, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2015	$42,720
2016	63,745
2017	40,870
2018	40,239
2019	38,497
Thereafter	535,530
$761,601

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the first half of 2015, we issued 6,600,000 depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B (equivalent to 165,000 shares of Series B Preferred Stock). The total net proceeds we received from the issuance was approximately $159.6 million, after deducting the issuance expenses payable by us. We also have a $135.0 million credit agreement under which there were no amounts outstanding as of June 30, 2015. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "Preferred Stock" and "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. The aggregate limit imposed by the various domiciliary states of our insurance subsidiaries was approximately $284.1 million and $286.3 million as of June 30, 2015 and December 31, 2014, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2015 and 2014, there were $16.6 million and $1.0 million, respectively, of dividends or return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $576.7 million and $343.5 million in the six months ended June 30, 2015 and 2014, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,998.7 million at December 31, 2014 to $2,175.1 million at June 30, 2015. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the six months ended June 30, 2015 and 2014, Management Corp. was paid approximately $17.4 million and $13.8 million, respectively, in management fees.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Six Months Ended June 30,
	2015	2014
Cash and Cash equivalents provided by (used in):
Operating activities	$84,274	$234,226
Investing activities	(217,566)	(544,807)
Financing activities	168,891	348,707
Effect of exchange rate changes on cash and cash equivalents	(153)	—
Net Increase in Cash and Cash Equivalents	$35,446	$38,126

Comparison of the Six Months Ended June 30, 2015 and 2014

Net cash provided by operating activities was approximately $84.3 million for the six months ended June 30, 2015, compared with $234.2 million provided by operating activities for the same period in 2014. For the six months ended June 30, 2015, net cash provided by operating activities decreased $150.0 million, primarily as a result of an increase in premiums and other receivables driven by the Tower Reinsurance Agreements, the Quota Share Runoff and the EHC business.

Net cash used in investing activities was $217.6 million for the six months ended June 30, 2015, compared with net cash used in investing activities of $544.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net cash used in investing activities decreased primarily due to a decrease of $236.0 million in the purchases of fixed-maturity investments, a decrease of $41.8 million in the purchases of short term investments and an increase of $140.1 million in the proceeds from the sale and maturity of fixed-maturity investments, partially offset by a $40.6 million decrease in the proceeds from the sale of short-term investments and an increase of $45.6 million in cash used for acquisitions.

Net cash provided by financing activities was $168.9 million for the six months ended June 30, 2015, compared with net cash provided by financing activities of $348.7 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, cash provided by financing activities decreased versus the comparable period in 2014 primarily due to: (i) the issuance of common stock in our February 2014 private placement; (ii) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (iii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Series A Preferred Stock, partially offset by our March and April 2015 issuances of 7.50% Non-Cumulative Series B Preferred Stock.

Condensed Consolidating Balance Sheet Information

The following tables present the condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,461,944	$223,453	$1,685,397
Equity securities, available-for-sale, at fair value	55,848	1,515	57,363
Short-term investments	50	9,261	9,311
Equity investment in unconsolidated subsidiaries	178,557	—	178,557
Other investments	7,607	—	7,607
Securities pledged	68,826	—	68,826
Total investments	1,772,832	234,229	2,007,061
Cash and cash equivalents	132,791	35,270	168,061
Accrued investment income	13,463	1,976	15,439
Premiums and other receivables, net	711,439	54,716	766,155
Deferred acquisition costs	122,232	19,028	141,260
Reinsurance recoverable on unpaid losses	836,627	42,039	878,666
Prepaid reinsurance premiums	64,847	59,047	123,894
Notes receivable from related party	125,000	—	125,000
Due from affiliate	24,701	—	24,701
Premises and equipment, net	28,709	—	28,709
Intangible assets, net	264,863	7,567	272,430
Goodwill	113,843	—	113,843
Prepaid and other assets	18,351	24,348	42,699
Total assets	$4,229,698	$478,220	$4,707,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,429,244	$124,328	$1,553,572
Unearned premiums	808,395	137,380	945,775
Unearned service contract and other revenue	9,336	35,145	44,481
Reinsurance payable	83,008	6,675	89,683
Accounts payable and accrued expenses	165,912	22,923	188,835
Due to affiliate	—	38,056	38,056
Securities sold under agreements to repurchase, at contract value	61,154	—	61,154
Deferred tax (asset) liability	(7,559)	38,855	31,296
Income tax payable	46,500	35	46,535
Notes payable	250,337	52,547	302,884
Other liabilities	93,697	14,809	108,506
Total liabilities	2,940,024	470,753	3,410,777
Stockholders’ equity:
Common stock	937	—	937
Preferred stock	220,000	—	220,000
Additional paid-in capital	688,967	—	688,967
Accumulated other comprehensive income	14,993	—	14,993
Retained earnings	364,609	—	364,609
Total National General Holdings Corp. Stockholders' Equity	1,289,506	—	1,289,506
Non-controlling interest	168	7,467	7,635
Total stockholders’ equity	1,289,674	7,467	1,297,141
Total liabilities and stockholders' equity	$4,229,698	$478,220	$4,707,918

	December 31, 2014
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,374,087	$222,739	$1,596,826
Equity securities, available-for-sale, at fair value	45,802	2,817	48,619
Short-term investments	50	10,490	10,540
Equity investment in unconsolidated subsidiaries	155,900	—	155,900
Other investments	4,764	—	4,764
Securities pledged	49,456	—	49,456
Total investments	1,630,059	236,046	1,866,105
Cash and cash equivalents	123,178	9,437	132,615
Accrued investment income	12,553	1,898	14,451
Premiums and other receivables, net	589,205	58,238	647,443
Deferred acquisition costs	121,514	4,485	125,999
Reinsurance recoverable on unpaid losses	888,215	23,583	911,798
Prepaid reinsurance premiums	75,837	26,924	102,761
Notes receivable from related party	125,000	—	125,000
Due from affiliate	5,129	—	5,129
Premises and equipment, net	30,583	—	30,583
Intangible assets, net	237,404	11,433	248,837
Goodwill	70,764	—	70,764
Prepaid and other assets	43,160	71	43,231
Total assets	$3,952,601	$372,115	$4,324,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,450,305	$111,848	$1,562,153
Unearned premiums	744,438	119,998	864,436
Unearned service contract and other revenue	8,527	—	8,527
Reinsurance payable	97,830	13,811	111,641
Accounts payable and accrued expenses	189,430	17,691	207,121
Due to affiliate	—	1,552	1,552
Securities sold under agreements to repurchase, at contract value	46,804	—	46,804
Deferred tax liability	29,133	38,402	67,535
Income tax payable	29,532	1,059	30,591
Notes payable	250,708	48,374	299,082
Other liabilities	46,114	5,710	51,824
Total liabilities	2,892,821	358,445	3,251,266
Stockholders’ equity:
Common stock	934	—	934
Preferred stock	55,000	—	55,000
Additional paid-in capital	690,736	—	690,736
Accumulated other comprehensive income	20,192	—	20,192
Retained earnings	292,832	—	292,832
Total National General Holdings Corp. Stockholders' Equity	1,059,694	—	1,059,694
Non-controlling interest	86	13,670	13,756
Total stockholders’ equity	1,059,780	13,670	1,073,450
Total liabilities and stockholders' equity	$3,952,601	$372,115	$4,324,716

Other Material Changes in Financial Position

(amounts in thousands)	June 30, 2015	December 31, 2014
Selected Assets:
Premiums and other receivables, net	$766,155	$647,443
Prepaid reinsurance premiums	$123,894	$102,761
Selected Liabilities:
Unearned premiums	$945,775	$864,436
Reinsurance payable	$89,683	$111,641

During the six months ended June 30, 2015, premiums and other receivables, net increased $118.7 million compared to December 31, 2014 primarily due to the increase in Tower premium retention, the ARS acquisition, the Quota Share Runoff and the EHC business. Prepaid reinsurance premiums increased $21.1 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements.

During the six months ended June 30, 2015, unearned premiums increased $81.3 million compared to December 31, 2014 primarily due to the increase in Tower premium retention and the EHC business. Reinsurance payable decreased $22.0 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements, the Imperial acquisition and the EHC business.

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

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the Indenture as of June 30, 2015. The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses.

Interest expense on the 6.75% Notes for the three and six months ended June 30, 2015 was $4.3 million and $8.5 million, respectively. Interest expense on the 6.75% Notes for the three and six months ended June 30, 2014 was $1.7 million and $1.7 million, respectively.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of June 30, 2015). We were in compliance with all of the covenants under the Credit Agreement as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, there was no outstanding balance on the line of credit. There was no interest expense for the Company's existing and repaid lines of credit for the three or six months ended June 30, 2015. Interest expense for the Company's existing and repaid lines of credit for the three and six months ended June 30, 2014 was $0.7 million and $1.1 million, respectively.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2015 was $0.1 million and $0.1 million, respectively.

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereunder), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and six months ended June 30, 2015 was $3.8 million and $7.5 million, respectively, which includes amortization of $2.1 million and $4.2 million, respectively. (See Note 15, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

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

As of June 30, 2015 and December 31, 2014, we had no collateralized lending transaction principal outstanding.

As of June 30, 2015, we had collateralized borrowing transaction principal outstanding of $61.2 million at an interest rate of 0.45%. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the three and six months ended June 30, 2015 was $0.0 million and $0.1 million, respectively, and for the three and six months ended June 30, 2014 was $0.1 million and $0.1 million, respectively. We had $68.8 million and $49.5 million of collateral pledged in support for these agreements as of June 30, 2015 and December 31, 2014, respectively.

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

Interest Rate Risk. We had fixed-maturity securities and preferred stock with a fair value of $1,760.7 million and an amortized cost of $1,738.4 million as of June 30, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of June 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $6.4 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of June 30, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,641,953	$(112,270)	(6.4)%
100 basis point increase	1,729,664	(24,559)	(1.4)
No change	1,754,223	—	—
100 basis point decrease	1,924,383	170,160	9.7
200 basis point decrease	2,029,636	275,413	15.7

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $307.5 million principal amount of debt instruments of which $250.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of June 30, 2015 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Master Transaction Agreement, dated as of July 15, 2015, by and among the QBE Investments (North America), Inc., QBE Holdings, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2015)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2015 and 2014; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
August 6, 2015
	By:	/s/ Michael Karfunkel
Name: Michael Karfunkel Title: Chairman, President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer