Form 10-Q
period 2015-09-30
National General Holdings Corp.
filed 2015-11-09
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

As of November 5, 2015, the number of common shares of the registrant outstanding was 105,434,793.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $1,621,363 and $1,330,760)	$1,631,552	$1,374,087
Equity securities, available-for-sale, at fair value (cost $67,113 and $52,272)	61,928	45,802
Short-term investments	5,000	50
Equity investment in unconsolidated subsidiaries	233,538	155,900
Other investments	6,041	4,764
Securities pledged (amortized cost $42,806 and $47,546)	43,711	49,456
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $290,073 and $222,121)	285,705	222,739
Equity securities, available-for-sale, at fair value (cost $1,501 and $2,752)	1,544	2,817
Short-term investments	4,030	10,490
Total investments	2,273,049	1,866,105
Cash and cash equivalents (Exchanges - $11,765 and $9,437)	278,896	132,615
Accrued investment income (Exchanges - $2,287 and $1,898)	16,658	14,451
Premiums and other receivables, net (Related parties $68,219 and $64,129) (Exchanges - $62,846 and $58,238)	723,378	647,443
Deferred acquisition costs (Exchanges - $27,154 and $4,485)	152,576	125,999
Reinsurance recoverable on unpaid losses (Related parties - $54,458 and $88,970) (Exchanges - $64,848 and $23,583)	893,272	911,798
Prepaid reinsurance premiums (Exchanges - $62,577 and $26,924)	131,468	102,761
Income tax receivable (Exchanges - $1,884 and $0)	1,884	—
Notes receivable from related party	127,188	125,000
Due from affiliate (Exchanges - $8,242 and $0)	25,752	5,129
Premises and equipment, net	31,869	30,583
Intangible assets, net (Exchanges - $6,212 and $11,433)	266,859	248,837
Goodwill	125,246	70,764
Prepaid and other assets (Exchanges - $5,895 and $71)	36,238	43,231
Total assets	$5,084,333	$4,324,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $136,777 and $111,848)	$1,565,318	$1,562,153
Unearned premiums (Exchanges - $151,163 and $119,998)	974,742	864,436
Unearned service contract and other revenue	12,871	8,527
Reinsurance payable (Related parties - $26,779 and $41,965) (Exchanges - $17,243 and $13,811)	92,812	111,641
Accounts payable and accrued expenses (Related parties - $45,707 and $38,576) (Exchanges - $42,209 and $17,691)	228,982	207,121
Due to affiliate (Exchanges - $0 and $1,552)	—	1,552
Securities sold under agreements to repurchase, at contract value	41,441	46,804
Deferred tax liability (Exchanges - $40,036 and $38,402)	67,714	67,535
Income tax payable (Exchanges - $0 and $1,059)	734	30,591
Notes payable (Exchanges owed to related party - $54,455 and $48,374)	401,486	299,082
Other liabilities (Exchanges - $59,065 and $5,710)	167,677	51,824
Total liabilities	3,553,777	3,251,266

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 105,433,893 shares - 2015; authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014	1,054	934
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015; authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014. Aggregate liquidation preference $220,000 - 2015, $55,000 - 2014	220,000	55,000
Additional paid-in capital	896,700	690,736
Accumulated other comprehensive income	2,446	20,192
Retained earnings	401,527	292,832
Total National General Holdings Corp. Stockholders' Equity	1,521,727	1,059,694
Non-controlling interest (Exchanges - $8,675 and $13,670)	8,829	13,756
Total stockholders’ equity	1,530,556	1,073,450
Total liabilities and stockholders' equity	$5,084,333	$4,324,716

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premium income:
Gross premium written	$626,685	$497,595	$1,845,821	$1,612,210
Ceded premiums (related parties - three months $451; $1,180 and nine months $1,181; $44,147)	(101,046)	(66,025)	(310,747)	(194,599)
Net premium written	525,639	431,570	1,535,074	1,417,611
Change in unearned premium	(22,378)	6,836	(83,832)	(229,887)
Net earned premium	503,261	438,406	1,451,242	1,187,724
Ceding commission income	12,150	705	27,200	7,632
Service and fee income	60,907	45,894	173,335	121,086
Net investment income	18,472	13,697	52,955	34,232
Net realized loss on investments	(4,594)	(1,118)	(3,018)	(1,118)
Other revenue	(157)	373	(327)	480
Total revenues	590,039	497,957	1,701,387	1,350,036
Expenses:
Loss and loss adjustment expense	302,259	275,019	895,774	755,970
Acquisition costs and other underwriting expenses	108,744	83,915	295,131	232,706
General and administrative expenses	118,581	90,128	343,426	243,386
Interest expense	9,428	4,709	27,109	7,821
Total expenses	539,012	453,771	1,561,440	1,239,883
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	51,027	44,186	139,947	110,153
Provision for income taxes	8,614	10,026	24,892	17,786
Income before equity in earnings (losses) of unconsolidated subsidiaries	42,413	34,160	115,055	92,367
Equity in earnings (losses) of unconsolidated subsidiaries	2,288	(1,611)	8,900	(3,098)
Net income	44,701	32,549	123,955	89,269
Less: Net loss (income) attributable to non-controlling interest	(1,588)	770	453	776
Net income attributable to National General Holdings Corp. ("NGHC")	$43,113	$33,319	$124,408	$90,045
Dividends on preferred stock	(4,125)	(1,260)	(9,900)	(1,260)
Net income attributable to NGHC common stockholders	$38,988	$32,059	$114,508	$88,785
Earnings per common share:
Basic earnings per share	$0.39	$0.34	$1.19	$0.98
Diluted earnings per share	$0.38	$0.34	$1.16	$0.96
Dividends declared per common share	$0.02	$0.01	$0.06	$0.03
Weighted average common shares outstanding:
Basic	100,360,687	93,359,265	95,877,178	90,853,536
Diluted	102,940,728	95,663,429	98,314,808	92,615,198
Net realized loss on investments:
Other-than-temporary impairment loss	$(6,009)	$—	$(8,492)	$—
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(6,009)	—	(8,492)	—
Other net realized gain (loss) on investments	1,415	(1,118)	5,474	(1,118)
Net realized loss on investments	$(4,594)	$(1,118)	$(3,018)	$(1,118)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$44,701	$32,549	$123,955	$89,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(208)	(2,785)	3,544	(3,227)
Gross unrealized holding gain (loss) on securities, net of tax of $(9,906) and $(4,995) for the three months ended September 30, 2015 and 2014, respectively, and $(14,433) and $8,400 for the nine months ended September 30, 2015 and 2014, respectively.	(15,681)	(9,277)	(26,746)	15,601
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax of $2,103 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $2,972 and $0 for the nine months ended September 30, 2015 and 2014, respectively.	3,906	—	5,520	—
Other net realized (gain) loss on investments, net of tax of $(495) and $578 for the three months ended September 30, 2015 and 2014, respectively, and $(1,916) and $578 for the nine months ended September 30, 2015 and 2014, respectively.	(920)	1,074	(3,558)	1,074
Other comprehensive income (loss), net of tax	(12,903)	(10,988)	(21,240)	13,448
Comprehensive income	31,798	21,561	102,715	102,717
Less: Comprehensive loss (income) attributable to non-controlling interest	(1,232)	770	3,947	776
Comprehensive income attributable to NGHC	$30,566	$22,331	$106,662	$103,493

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Nine Months Ended September 30, 2015
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2015	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450
Net income (loss)	—	—	—	—	—	124,408	—	(453)	123,955
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,544	—	3,544
Change in unrealized losses on investments, net of tax	—	—	—	—	—	—	(21,290)	(3,494)	(24,784)
Change in non-controlling interest	—	—	—	—	—	—	—	(980)	(980)
Preferred stock dividends	—	—	—	—	—	(9,900)	—	—	(9,900)
Common stock dividends	—	—	—	—	—	(5,813)	—	—	(5,813)
Issuance of common stock	11,500,000	115	—	—	210,527	—	—	—	210,642
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock issued under employee stock plans and exercises of stock options	506,511	5	—	—	1,667	—	—	—	1,672
Stock-based compensation	—	—	—	—	(782)	—	—	—	(782)
Balance September 30, 2015	105,433,893	$1,054	2,365,000	$220,000	$896,700	$401,527	$2,446	$8,829	$1,530,556

	Nine Months Ended September 30, 2014
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest in Subsidiary	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$197,552	$7,425	$87	$642,867
Net income (loss)	—	—	—	—	—	90,045	—	(776)	89,269
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,227)	—	(3,227)
Change in unrealized gains on investments, net of tax	—	—	—	—	—	—	16,675	—	16,675
Reciprocal Exchanges' equity on September 15, 2014, date of consolidation	—	—	—	—	—	—	—	37,341	37,341
Preferred stock dividends	—	—	—	—	—	(1,260)	—	—	(1,260)
Common stock dividends	—	—	—	—	—	(2,796)	—	—	(2,796)
Issuance of common stock	13,570,000	136	—	—	177,693	—	—	—	177,829
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Capital contributions	—	—	—	—	75,404	—	—	—	75,404
Exercises of stock options	106,412	1	—	—	838	—	—	—	839
Stock-based compensation	—	—	—	—	1,803	—	—	—	1,803
Balance September 30, 2014	93,408,212	$934	2,200,000	$55,000	$690,908	$283,541	$20,873	$36,652	$1,087,908

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$123,955	$89,269
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,134	19,716
Net amortization of premium on fixed maturities	4,179	2,338
Net amortization of discount on debt	6,298	—
Stock compensation expense	3,444	1,803
Equity in (earnings) losses of unconsolidated subsidiaries	(8,900)	3,098
Other net realized loss (gain) on investments	(5,474)	1,118
Other-than-temporary impairment loss	8,492	—
Realized gain on premises and equipment disposals	—	(23)
Bad debt expense	16,645	22,624
Foreign currency translation adjustment, net of tax	(1,438)	(3,227)
Changes in assets and liabilities:
Accrued investment income	(4,208)	(1,928)
Premiums and other receivables	(92,274)	(232,823)
Deferred acquisition costs, net	(26,577)	(51,679)
Reinsurance recoverable on unpaid losses	18,526	77,659
Prepaid reinsurance premiums	(28,707)	15,556
Prepaid expenses and other assets	7,158	(2,803)
Unpaid loss and loss adjustment expense reserves	3,165	97,825
Unearned premiums	110,306	210,558
Unearned service contract and other revenue	(1,186)	1,630
Reinsurance payable	(18,829)	(27,235)
Accounts payable	526	116,331
Income tax payable	(30,244)	17,490
Deferred tax liability	2,743	(43,812)
Other liabilities	101,530	720
Net cash provided by operating activities	211,264	314,205
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(68,859)	(16,690)
Distributions from unconsolidated subsidiaries	2,059	—
Purchases of other investments	(3,474)	(1,297)
Acquisition of consolidated subsidiaries, net of cash	(61,413)	(37,064)
Notes receivable from related party	—	(125,364)
Purchases of equity securities	(11,085)	(36,755)
Proceeds from sale of equity securities	2,339	1,703
Purchases of short term investments	(82,162)	(124,000)
Proceeds from sale of short-term investments	83,672	124,830
Purchases of premises and equipment	(9,584)	(7,048)
Proceeds from the sale of premises and equipment	—	794
Purchases of fixed maturities	(642,838)	(742,702)
Proceeds from sale and maturity of fixed maturities	276,697	313,373
Net cash used in investing activities	(514,648)	(650,220)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(5,363)	(14,267)
Notes payable repayments	(631)	(84,436)
Proceeds from notes payable	96,550	250,000
Issuance of common stock, net of fees	210,642	177,829
Issuance of preferred stock, net of fees	159,552	53,164
Exercises of stock options	1,672	839
Dividends paid to preferred shareholders	(6,806)	—
Dividends paid to common shareholders	(5,610)	(2,796)
Net cash provided by financing activities	450,006	380,333
Effect of exchange rate changes on cash and cash equivalents	(341)	—
Net increase in cash and cash equivalents	146,281	44,318
Cash and cash equivalents, beginning of the period	132,615	73,823
Cash and cash equivalents, end of the period	$278,896	$118,141
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$52,700	$39,031
Cash paid for interest	8,524	9,082
Non-cash capital contribution	—	75,404

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

The unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015, and the audited condensed consolidated balance sheet as of December 31, 2014, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or "Exchanges"), following the Company's acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2014, that are of significance, or potential significance, to the Company.

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

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which provides guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient as well as limits certain disclosure requirements only to investments for which the entity elects to measure the fair value using that practical expedient. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively for all periods presented. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for
Measurement-Period Adjustments" which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition will be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

For the three months ended September 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $52,498, $50,934 and $1,564, respectively. For the three months ended September 30, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $6,751, $7,496 and $(745), respectively. For the nine months ended September 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $136,702, $137,223 and $(521), respectively. For the nine months ended September 30, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $6,751, $7,496 and $(745), respectively.

For the three months ended September 30, 2015 and 2014, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $11,194 and $0, respectively. For the nine months ended September 30, 2015 and 2014, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $30,504 and $0, respectively. Such amounts are eliminated in our consolidated earnings.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$57,166	$554	$(5,665)	$52,055
Preferred stock	11,448	43	(74)	11,417
Fixed maturities:
U.S. Treasury	19,406	1,254	(3)	20,657
Federal agencies	1,945	31	—	1,976
States and political subdivision bonds	188,823	4,248	(793)	192,278
Foreign government	29,412	418	(148)	29,682
Corporate bonds	1,044,046	28,028	(33,113)	1,038,961
Residential mortgage-backed securities	408,984	11,044	(84)	419,944
Commercial mortgage-backed securities	135,961	1,654	(3,566)	134,049
Asset-backed securities	4,981	3	—	4,984
Structured securities	120,684	39	(2,286)	118,437
Total	$2,022,856	$47,316	$(45,732)	$2,024,440
Less: Securities pledged	42,806	905	—	43,711
Total net of Securities pledged	$1,980,050	$46,411	$(45,732)	$1,980,729
NGHC	$1,731,282	$45,923	$(40,014)	$1,737,191
Reciprocal Exchanges	291,574	1,393	(5,718)	287,249
Total	$2,022,856	$47,316	$(45,732)	$2,024,440

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of September 30, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$9,756	$10,116	$500	$500	$10,256	$10,616
Due after one year through five years	248,555	256,096	23,455	22,991	272,010	279,087
Due after five years through ten years	719,103	716,196	140,508	139,001	859,611	855,197
Due after ten years	224,397	219,252	43,023	42,823	267,420	262,075
Mortgage-backed securities	462,358	473,603	82,587	80,390	544,945	553,993
Total	$1,664,169	$1,675,263	$290,073	$285,705	$1,954,242	$1,960,968

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest
Cash and short term investments	$2	$11	$11	$28
Equity securities	102	—	299	—
Fixed maturities	17,321	13,858	48,243	35,537
Investment Income	17,425	13,869	48,553	35,565
Investment expense	(1,110)	(106)	(2,381)	(1,135)
Repurchase Agreements interest income (expense)	78	(66)	(25)	(198)
Other Income (1)	2,079	—	6,808	—
Net Investment Income	$18,472	$13,697	$52,955	$34,232
NGHC	$16,140	$13,697	$46,403	$34,232
Reciprocal Exchanges	2,332	—	6,552	—
Net Investment Income	$18,472	$13,697	$52,955	$34,232

(1) Includes interest income of $2,115 and $6,514 for the three and nine months ended September 30, 2015, respectively, under the ACP Re Credit Agreement (see Note 15, "Related Party Transactions").

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the nine months ended September 30, 2015 and 2014 were $148,508 and $193,749, respectively. For the three and nine months ended September 30, 2015, the Company recognized an other-than-temporary impairment ("OTTI") loss of $6,009 and $8,492, respectively, on investments based on our qualitative and quantitative review.

The tables below indicate the gross realized gains and losses (including any OTTI) for the three and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$(55)	$(55)
Fixed maturities	1,579	(109)	1,470
OTTI	—	(6,009)	(6,009)
Total gross realized gains and losses	$1,579	$(6,173)	$(4,594)
NGHC	$1,349	$(6,067)	$(4,718)
Reciprocal Exchanges	230	(106)	124
Total gross realized gains and losses	$1,579	$(6,173)	$(4,594)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$(505)	$(505)
Fixed maturities	152	(204)	(52)
Other	—	(561)	(561)
Total gross realized gains and losses	$152	$(1,270)	$(1,118)
NGHC	$152	$(1,270)	$(1,118)
Reciprocal Exchanges	—	—	—
Total gross realized gains and losses	$152	$(1,270)	$(1,118)

Nine Months Ended September 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$5	$(55)	$(50)
Fixed maturities	6,669	(1,145)	5,524
OTTI	—	(8,492)	(8,492)
Total gross realized gains and losses	$6,674	$(9,692)	$(3,018)
NGHC	$5,537	$(8,826)	$(3,289)
Reciprocal Exchanges	1,137	(866)	271
Total gross realized gains and losses	$6,674	$(9,692)	$(3,018)

Nine Months Ended September 30, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$—	$(505)	$(505)
Fixed maturities	152	(204)	(52)
Other	—	(561)	(561)
Total gross realized gains and losses	$152	$(1,270)	$(1,118)
NGHC	$152	$(1,270)	$(1,118)
Reciprocal Exchanges	—	—	—
Total gross realized gains and losses	$152	$(1,270)	$(1,118)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Unrealized Gains and Losses

Unrealized gains (losses) on investments as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Net unrealized loss on common stock	$(5,111)	$(6,345)
Net unrealized loss on preferred stock	(31)	(60)
Net unrealized gain on fixed maturities	6,726	45,855
Net unrealized gain (loss) on other	(278)	18
Deferred income tax expense	(409)	(13,787)
Net unrealized gains, net of deferred income tax expense	$897	$25,681
NGHC	$3,708	$24,998
Reciprocal Exchanges	(2,811)	683
Net unrealized gains, net of deferred income tax expense	897	25,681
Non-controlling interest	2,811	(683)
NGHC net unrealized gains, net of deferred income tax expense	$3,708	$24,998
Period Ended:
NGHC year-to-date change in net unrealized gains, net of deferred income tax expense	$(21,290)	$17,938

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of September 30, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
September 30, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$42,260	$(5,643)	7	$136	$(22)	2	$42,396	$(5,665)
Preferred stock	4,952	(74)	1	—	—	—	4,952	(74)
U.S. Treasury	501	(3)	2	—	—	—	501	(3)
States and political subdivision bonds	21,855	(643)	23	5,879	(150)	12	27,734	(793)
Foreign government	4,444	(148)	2	—	—	—	4,444	(148)
Corporate bonds	335,634	(27,477)	193	24,231	(5,636)	13	359,865	(33,113)
Residential mortgage-backed securities	9,523	(44)	14	2,036	(40)	8	11,559	(84)
Commercial mortgage-backed securities	73,727	(3,566)	29	—	—	—	73,727	(3,566)
Structured securities	92,372	(2,286)	44	—	—	—	92,372	(2,286)
Total	$585,268	$(39,884)	315	$32,282	$(5,848)	35	$617,550	$(45,732)
NGHC	$435,365	$(34,166)	177	$32,282	$(5,848)	35	$467,647	$(40,014)
Reciprocal Exchanges	149,903	(5,718)	138	—	—	—	149,903	(5,718)
Total	$585,268	$(39,884)	315	$32,282	$(5,848)	35	$617,550	$(45,732)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

There were 350 and 208 securities at September 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an OTTI. At September 30, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. Significant factors influencing the Company’s determination that none of these securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of September 30, 2015, of the $5,848 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $1,972 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of September 30, 2015 and December 31, 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
September 30, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,473	$14,695	0.9%	$5,933	$5,962	2.1%
AAA	321,450	330,800	19.6%	42,195	41,689	14.5%
AA, AA+, AA-	330,481	337,158	20.0%	55,328	55,694	19.4%
A, A+, A-	343,200	355,948	21.1%	63,797	63,577	22.1%
BBB, BBB+, BBB-	438,571	437,946	26.0%	90,932	89,720	31.2%
BB+ and lower	226,941	208,589	12.4%	33,389	30,607	10.7%
Total	$1,674,116	$1,685,136	100.0%	$291,574	$287,249	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of September 30, 2015 and December 31, 2014.

September 30, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	—%	3.1%	24.0%	11.1%	2.7%	$424,992	40.9%
Industrials	—%	3.7%	10.6%	32.3%	6.6%	553,210	53.2%
Utilities/Other	0.5%	—%	0.7%	3.5%	1.2%	60,759	5.9%
Total	0.5%	6.8%	35.3%	46.9%	10.5%	$1,038,961	100.0%
NGHC	0.5%	6.6%	30.1%	38.8%	8.8%	$879,533	84.8%
Reciprocal Exchanges	—%	0.2%	5.2%	8.1%	1.7%	159,428	15.2%
Total	0.5%	6.8%	35.3%	46.9%	10.5%	$1,038,961	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Restricted cash	$14,999	$7,937
Restricted investments - fixed maturities at fair value	48,426	56,049
Total restricted cash and investments	$63,425	$63,986

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of September 30, 2015 and December 31, 2014, the Company had no collateralized lending transaction principal outstanding.

As of September 30, 2015, the Company had collateralized borrowing transaction principal outstanding of $41,441 at an interest rate of 0.50%. As of December 31, 2014, the Company had collateralized borrowing transaction principal outstanding of $46,804 at interest rates between 0.30% and 0.35%. Interest income or expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2015 was income of $78 and expense of $25, respectively, and for the three and nine months ended September 30, 2014 was expense of $66 and $198, respectively. The Company had $43,711 and $49,456 of collateral pledged in support for these agreements as of September 30, 2015 and December 31, 2014, respectively.

The table below summarizes the remaining contractual maturity of the Company's repurchase agreements as of September 30, 2015.

	September 30, 2015
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$41,441	$—	$—	$41,441
Total Securities sold under agreements to repurchase, at contract value	$—	$41,441	$—	$—	$41,441

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2015.

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

Mortgage, Asset-backed and Structured Securities ‑ Comprised of commercial, residential mortgage-backed and structured securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

Notes Payable - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. As of September 30, 2015, the current fair value of the Company's 7.625% Notes which are publicly traded was $93,680 and is classified as Level 1 in the fair value hierarchy. As of September 30, 2015, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $272,834 and $4,989, respectively. The fair value of the Company’s 6.75% Notes was determined using market-based metrics and the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

magnitude and timing of contractual interest and principal payments. The Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. In addition, as of September 30, 2015, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $47,500. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. As of December 31, 2014, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $276,014 and $4,982, respectively. In addition, as of December 31, 2014, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $42,000. The Company's 6.75% Notes, Imperial Surplus Notes and Reciprocal Exchanges' Surplus Notes are classified as Level 3 in the fair value hierarchy.

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

September 30, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$12,329	$—	$39,726	$52,055
Preferred stock	—	11,417	—	11,417
Fixed maturities:
U.S. Treasury	20,657	—	—	20,657
Federal agencies	—	1,976	—	1,976
States and political subdivision bonds	—	192,278	—	192,278
Foreign government	—	29,682	—	29,682
Corporate bonds	—	1,038,961	—	1,038,961
Residential mortgage-backed securities	—	419,944	—	419,944
Commercial mortgage-backed securities	—	134,049	—	134,049
Asset-backed securities	—	4,984	—	4,984
Structured securities	—	118,437	—	118,437
Short term investments	—	9,030	—	9,030
Total assets	$32,986	$1,960,758	$39,726	$2,033,470
NGHC	$27,023	$1,675,442	$39,726	$1,742,191
Reciprocal Exchanges	5,963	285,316	—	291,279
Total assets	$32,986	$1,960,758	$39,726	$2,033,470

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$6,535	$—	$34,389	$40,924
Preferred stock	—	7,695	—	7,695
Fixed maturities:
U.S. Treasury	38,979	—	—	38,979
Federal agencies	—	98	—	98
States and political subdivision bonds	—	177,409	—	177,409
Foreign government	—	5,536	—	5,536
Corporate bonds	—	867,262	—	867,262
Residential mortgage-backed securities	—	470,636	—	470,636
Commercial mortgage-backed securities	—	80,992	—	80,992
Asset-backed securities	—	5,370	—	5,370
Short term investments	—	10,540	—	10,540
Total assets	$45,514	$1,625,538	$34,389	$1,705,441
NGHC	$45,514	$1,389,492	$34,389	$1,469,395
Reciprocal Exchanges	—	236,046	—	236,046
Total assets	$45,514	$1,625,538	$34,389	$1,705,441

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets for the three and the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Balance as of July 1, 2015	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Common stock	$39,726	$—	$—	$—	$—	$—	$39,726
Total	$39,726	$—	$—	$—	$—	$—	$39,726

	Balance as of January 1, 2015	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Common stock	$34,389	$—	$5,337	$—	$—	$—	$39,726
Total	$34,389	$—	$5,337	$—	$—	$—	$39,726

	Balance as of January 1, 2014	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Common stock	$—	$—	$(7,328)	$41,717	$—	$—	$34,389
Total	$—	$—	$(7,328)	$41,717	$—	$—	$34,389

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these consolidated financial statements. The Company's policy is to recognize transfers between levels when events or circumstances warrant transfers.

The Company does not measure any assets or liabilities at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014. The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

interest and accounts payable and accrued expenses approximates fair value given the short-term nature of such items and are classified as Level 1 in the fair value hierarchy. The carrying value of the Company’s securities sold under agreements to repurchase approximates fair value given the short-term nature of the agreements and are classified as Level 2 in the fair value hierarchy.

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

In December 2013, ACAI and AmTrust formed AMT Capital Holdings II S.A. (“AMTCH II”). The company is equally owned by both parties and was established for the purpose of acquiring additional life settlement contracts.

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

Tiger, AMT Alpha, AMTCH and AMTCH II (collectively “LSC Entities”) are considered to be VIEs, for which the Company is not a primary beneficiary. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE's economic performance and which party controls such activities. The Company does not have the ability to direct the activities of the LSC Entities that most significantly impact its economic performance. The Company’s maximum exposure to a loss as a result of its involvement with the unconsolidated VIE is limited to its recorded investment plus additional capital commitments. The Company uses the equity method of accounting to account for its investments in the LSC Entities.

The Company currently has a fifty percent ownership interest in the LSC Entities. AmTrust owns the remaining fifty percent interest in the LSC Entities.

The following tables present the investment activity in the LSC Entities.

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of the period	$146,089	$126,186
Distributions	(1,923)	—
Contributions	565	16,676
Equity in earnings (losses) of unconsolidated subsidiaries	8,588	(2,590)
Change in equity method investments	7,230	14,086
Balance at end of the period	$153,319	$140,272

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize total assets and total liabilities as of September 30, 2015 and December 31, 2014 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the three and nine months ended September 30, 2015 and 2014.

Condensed balance sheet data	September 30, 2015	December 31, 2014
Investments in life settlement contracts at fair value	$271,249	$264,517
Total assets	333,802	318,598
Total liabilities	27,164	26,420
Members' equity	306,638	292,178
NGHC's 50% ownership interest	$153,319	$146,089

	Three Months Ended September 30,
Condensed results of operations	2015	2014
Revenue, net of commission	$5,400	$(2,453)
Total expenses	1,246	456
Net income (loss)	$4,154	$(2,909)
NGHC's 50% ownership interest	$2,077	$(1,455)

	Nine Months Ended September 30,
Condensed results of operations	2015	2014
Revenue, net of commission	$21,541	$(2,727)
Total expenses	4,365	2,452
Net income (loss)	$17,176	$(5,179)
NGHC's 50% ownership interest	$8,588	$(2,590)

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

The LSC Entities adjust the standard mortality for each insured for the insured’s life expectancy based on reviews of the insured’s medical records and the independent life expectancy report based thereon. The LSC Entities establish policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in their portfolios may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments, the possibility that the issuer of the policy or a third party will contest the payment of the death benefit payable to the LSC Entities, and the future expenses related to the administration of the portfolio. The application

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2015 and December 31, 2014 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	September 30, 2015	December 31, 2014
Average age of insured	81.8 years	81.1 years
Average life expectancy, months(1)	114	121
Average face amount per policy	$6,588	$6,624
Effective discount rate(2)	13.9%	14.0%

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

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2015 and December 31, 2014:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2015	$(35,235)	$37,787
December 31, 2014	$(34,686)	$36,486

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2015	$(22,330)	$24,938
December 31, 2014	$(22,705)	$25,456
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of September 30, 2015. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2015	$45,181
2016	60,707
2017	40,446
2018	40,079
2019	37,652
Thereafter	514,923
Total	$738,988

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $664 and $1,992 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company paid 800 Superior, LLC $561 and $1,683, respectively.

The Company’s equity interest in 800 Superior, LLC as of September 30, 2015 and December 31, 2014 was $1,791 and $2,140, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(190) and $(349), respectively. For the three and nine months ended September 30, 2014, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(183) and $(576), respectively. (See Note 15, "Related Party Transactions").

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of September 30, 2015 and December 31, 2014 was $4,129 and $4,079, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $13 and $50, respectively. For the three and nine months ended September 30, 2014, the Company recorded equity in earnings (losses) from East Ninth & Superior of $27 and $68, respectively.

In February 2015, the Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting.

The Company’s equity interest in North Dearborn as of September 30, 2015 was $10,121. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $319 and $542, respectively. (See Note 15, "Related Party Transactions").

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2015 was $10,463. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $69 and $69, respectively. (See Note 15, "Related Party Transactions").

In August 2015, the Company invested $53,715 in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re Group, Inc. ("ACP Re Group") are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and Amtrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re Group invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. Illinois Center is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for Illinois Center using the equity method of accounting.

The Company’s equity interest in Illinois Center as of September 30, 2015 was $53,715. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from Illinois Center of $0 and $0, respectively. (See Note 15, "Related Party Transactions").

7. Recent Acquisitions

On April 1, 2015, the Company closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48,000 in cash and potential future earnout payments.

On January 23, 2015, the Company closed on the acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois based healthcare insurance general agency. The Company paid approximately $15,000 on the acquisition date and agreed to pay potential future earn out payments based on the overall profitability of HST and the business underwritten by the Company's insurance subsidiaries which is produced by HST.

No individual acquisition or acquisitions in the aggregate were materially significant that required any pro forma financial information.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The composition of goodwill and intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

September 30, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,188	$2,012	5 years
Loss reserve discount	12,451	12,201	250	7 years
Agent relationships	41,711	13,080	28,631	11 - 17 years
Affinity partners	800	418	382	11 years
Value in policies-in-force	8,501	7,459	1,042	1 year
Renewal rights	26,100	5,150	20,950	7 years
Management contracts	151,427	—	151,427	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	125,246	—	125,246	indefinite life
Total	$436,601	$44,496	$392,105
NGHC	$422,700	$36,807	$385,893
Reciprocal Exchanges	13,901	7,689	6,212
Total	$436,601	$44,496	$392,105

December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$5,737	$2,463	5 years
Loss reserve discount	12,451	12,071	380	7 years
Agent relationships	43,652	9,602	34,050	11 - 17 years
Affinity partners	800	363	437	11 years
Non-compete	2,500	2,417	83	5 years
Value in policies-in-force	8,501	2,468	6,033	1 year
Renewal rights	26,100	1,474	24,626	7 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	70,764	—	70,764	indefinite life
Total	$353,733	$34,132	$319,601
NGHC	$339,831	$31,663	$308,168
Reciprocal Exchanges	13,902	2,469	11,433
Total	$353,733	$34,132	$319,601

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable.

Included in the Company’s amortization expense for the three and nine months ended September 30, 2015 is an impairment charge of $0 and $367, respectively, related to certain agent relationship intangible assets. Included in the Company’s amortization expense for the three and nine months ended September 30, 2014 is an impairment charge of $0 and $736, respectively, related to certain agent relationship intangible assets. No goodwill impairment was recorded for the three and nine months ended September 30, 2015. No goodwill impairment was recorded for the three and nine months ended September 30, 2014. The increase in goodwill of $54,482 from December 31, 2014 to September 30, 2015 was primarily related to the Company's HST and ARS acquisitions. The increase in intangible assets of $18,022 from December 31, 2014 to September 30, 2015 was primarily related to the Company's ARS acquisition.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the three and nine months ended September 30, 2015, the Company amortized approximately $4,403 and $13,637, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $1,355 and $5,220 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company amortized approximately $2,834 and $8,786, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $353 and $353 for the three and nine months ended September 30, 2014, respectively.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2015 (remaining three months)	$2,804	$1,272	$4,076
2016	10,329	460	10,789
2017	10,330	460	10,790
2018	6,325	460	6,785
2019	5,585	460	6,045
2020	4,122	—	4,122
Thereafter	10,660	—	10,660
	$50,155	$3,112	$53,267

9. Stockholders' Equity

On August 18, 2015, the Company issued 11,500,000 shares of common stock in a public offering, including 1,500,000 shares issued pursuant to the underwriters' over-allotment option. The common stock offering was priced to the public at $19.00 per share, resulting in net proceeds of $210,853, after deducting underwriting discount, but before expenses. The cost of issuance of stock of approximately $7,858 was charged directly to additional paid-in capital. The net proceeds to the Company after underwriting discount, commissions and expenses were approximately $210,642.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Debt

7.625% Subordinated Notes due 2055

On August 18, 2015, the Company sold $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s $135,000 revolving credit facility, the Company’s 6.75% Notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2015 was $1,056 and $1,056, respectively.

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the Indenture as of September 30, 2015.

6.75% Notes due 2024

On May 23, 2014, the Company sold $250,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses.

The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2014. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2015 was $4,317 and $12,809, respectively. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2014 was $4,253 and $5,964, respectively.

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the Indenture as of September 30, 2015.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of September 30, 2015). The Company was in compliance with all of the covenants under the Credit Agreement as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, there was no outstanding balance on the line of credit. There was no interest expense for the Company's existing and repaid lines of credit for the three or nine months ended September 30, 2015. Interest expense for the Company's existing and repaid lines of credit for the three and nine months ended September 30, 2014 was $29 and $1,162, respectively.

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2015 was $56 and $164, respectively. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2014 was $55 and $55, respectively.

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereof), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and nine months ended September 30, 2015 was $3,584 and $11,078, respectively, which includes amortization of $1,908 and $6,081, respectively. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and nine months ended September 30, 2014 was $272 and $272, respectively, with no amortization. (See Note 15, "Related Party Transactions").

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Maturities of the Company's debt for the five years subsequent to September 30, 2015 are as follows:

	2015 (remaining three months)	2016	2017	2018	2019	2020	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	250,000	250,000
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
Reciprocal Exchanges' Surplus Notes	—	—	—	—	—	—	54,455	54,455
Total principal amount of debt	$—	$—	$—	$—	$—	$—	$409,455	$409,455
Less: Unamortized debt issuance costs and unamortized discount								(7,969)
Carrying amount of debt								$401,486

As of September 30, 2015 and December 31, 2014, the Company had outstanding letters of credit of approximately $0 and $12,142, respectively.

11. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common NGHC stockholders	$38,988	$32,059	$114,508	$88,785
Weighted average number of common shares outstanding – basic	100,360,687	93,359,265	95,877,178	90,853,536
Potentially dilutive securities:
Share options	2,217,367	2,075,584	2,074,956	1,673,422
Restricted stock units	362,674	228,580	362,674	88,240
Weighted average number of common shares outstanding – diluted	102,940,728	95,663,429	98,314,808	92,615,198

Basic earnings per share attributable to NGHC common stockholders	$0.39	$0.34	$1.19	$0.98
Diluted earnings per share attributable to NGHC common stockholders	$0.38	$0.34	$1.16	$0.96

As of September 30, 2015 and 2014, 2,155,484 and 2,791,099 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

12. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2015, 1,768,870 shares of Company common stock remained available for grants under the Plans.

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2015 and 2014 is shown below:

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,110,593	$8.88	5,058,363	$8.48
Granted	—	—	195,000	17.63
Forfeited	(30,759)	8.26	—	—
Exercised	(835,801)	6.41	(106,412)	6.90
Outstanding at end of period	4,244,033	$9.37	5,146,951	$8.86

Options granted during the nine months ended September 30, 2015 and 2014 were 0 and 195,000, respectively. The Company had approximately $4,014 and $5,999 of unrecognized compensation cost related to unvested stock options as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, all option grants outstanding had an approximate weighted average remaining life of 7.1 and 7.9 years, respectively. As of September 30, 2015 and December 31, 2014, there were 2,444,940 and 2,347,412 exercisable shares with a weighted average exercise price of $8.50 and $7.81, respectively.

The intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $7,243 and $1,037, respectively. The intrinsic value of stock options that were outstanding as of September 30, 2015 and 2014 was $32,647 and $44,022, respectively.

Cash received from options exercised was $1,672 and $839 during the nine months ended September 30, 2015 and 2014, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company's RSU activity for the nine months ended September 30, 2015 and 2014 is shown below:

	Nine Months Ended September 30,
	2015		2014
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	327,555	$17.44	—	$—
Granted	216,910	20.34	330,555	17.45
Vested	(66,240)	17.67	—	—
Forfeited	(115,551)	17.57	—	—
Non-vested at end of period	362,674	$19.16	330,555	$15.91

Compensation expense for all share-based compensation under ASC 718-10-30 was $1,180 and $3,444 for the three and nine months ended September 30, 2015, respectively, and $884 and $1,803 for the three and nine months ended September 30, 2014, respectively.

13. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Installment fees	$8,257	$7,816	$24,689	$22,021
Commission revenue	16,843	16,593	46,120	46,331
General agent fees	20,559	10,837	55,991	26,004
Late payment fees	3,063	3,148	8,996	8,633
Group health administrative fees	4,524	1,133	10,461	2,772
Finance and processing fees	6,529	5,163	23,340	11,672
Other	1,132	1,204	3,738	3,653
Total	$60,907	$45,894	$173,335	$121,086

14. Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company's consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

The Company uses the estimated annual effective tax rate method as prescribed under ASC 740, "Income Taxes". Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions.

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

a deferred tax benefit reflected in the income tax provision in the accompanying condensed consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the deferred tax benefit related to these transactions reduces the consolidated effective tax rate of the Company. As of September 30, 2015 and December 31, 2014, the Company had approximately $106,615 and $134,975, respectively, of unutilized equalization reserves and an associated deferred tax liability of approximately $31,984 and $40,493, respectively.

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended September 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$48,689	$2,338	$51,027	$45,142	$(956)	$44,186
Tax at Federal statutory rate 35%	$17,041	$818	$17,859	$15,800	$(335)	$15,465
Tax effects resulting from:
Exempt foreign income	(2,574)	—	(2,574)	1,918	—	1,918
Statutory equalization reserves	3,600	—	3,600	(3,917)	—	(3,917)
Other, net	(10,227)	(44)	(10,271)	(3,564)	124	(3,440)
Total income tax reported	$7,840	$774	$8,614	$10,237	$(211)	$10,026
Effective tax rate	16.1%	33.1%	16.9%	22.7%	22.1%	22.7%

	Nine Months Ended September 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$140,945	$(998)	$139,947	$111,109	$(956)	$110,153
Tax at Federal statutory rate 35%	$49,331	$(349)	$48,982	$38,888	$(335)	$38,553
Tax effects resulting from:
Exempt foreign income	(7,273)	—	(7,273)	(1,736)	—	(1,736)
Statutory equalization reserves	(8,887)	—	(8,887)	(16,659)	—	(16,659)
Other, net	(7,802)	(128)	(7,930)	(2,496)	124	(2,372)
Total income tax reported	$25,369	$(477)	$24,892	$17,997	$(211)	$17,786
Effective tax rate	18.0%	47.8%	17.8%	16.2%	22.1%	16.1%

The Company’s consolidated effective tax rate, which includes the Reciprocal Exchanges, decreased by 5.8% from 22.7% for the three months ended September 30, 2014 to 16.9% for the three months ended September 30, 2015. This was primarily driven by an increase in excludable foreign income. The Company’s consolidated effective tax rate, which includes the Reciprocal Exchanges, increased by 1.7% from 16.1% for the nine months ended September 30, 2014 to 17.8% for the nine months ended September 30, 2015.

As permitted by ASC 740, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of September 30, 2015 and December 31, 2014. No interest

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

or penalties have been recorded by the Company for the three or nine months ended September 30, 2015 and 2014. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

Excluding the Reciprocal Exchanges, the Company’s subsidiaries are currently open to audit by the IRS for the years ended December 31, 2012 and thereafter for Federal tax purposes.

15. Related Party Transactions

The founding and significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $628 and $1,717 for the three and nine months ended September 30, 2015, respectively, while the amounts charged for such expenses were $496 and $1,352, for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, there was a payable to AIIM related to these services in the amount of $1,216 and $564, respectively.

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

The Company recorded expenses and capitalized costs related to the Master Services Agreement of $10,239 and $25,141 for the three and nine months ended September 30, 2015, respectively, while the amounts for such expenses and capitalized costs were $6,141 and $20,231 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, there was a payable related to the services received under this agreement in the amount of $19,891 and $13,621, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary of the Company, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the three and nine months ended September 30, 2015 were $38 and $112, respectively, while the amounts charged for such fees were $0 and $66 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, there was a payable for these services in the amount of $1 and $31, respectively.

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

The amounts related to these reinsurance treaties are as follows:

September 30, 2015	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(51)	$—	$(73)
AARC	809	111	(387)

December 31, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(3,987)	$—	$(638)
AARC	706	94	(350)

Three Months Ended September 30, 2015	Assumed (Ceded) Earned Premiums	Commission Income	Assumed (Ceded) Losses and LAE
Wesco	$(2)	$1	$(518)
AARC	(387)	149	(221)

Three Months Ended September 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$5,310	$(1,320)	$3,825
AARC	(344)	111	(148)

Nine Months Ended September 30, 2015	Assumed (Ceded) Earned Premiums	Commission Income	Assumed (Ceded) Losses and LAE
Wesco	$69	$212	$(413)
AARC	(1,108)	359	(586)

Nine Months Ended September 30, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$15,978	$(4,062)	$12,511
AARC	(967)	284	(514)

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

On August 1, 2013, the Company provided notice to parties of the NGHC Quota Share agreement that it was terminating the agreement. The Company no longer cedes any net earned premiums and net incurred losses and LAE on business with effective dates after July 31, 2013. The termination was on a run-off basis, meaning the Company continued to cede 50% of the net premiums and the related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies, the last of which expired on July 31, 2014.

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater. Effective October 1, 2012, the parties amended the NGHC Quota Share to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share were determined by arm's length negotiations and reflect market terms and conditions.

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended September 30, 2015	Ceded Earned Premiums	Ceding Commission Expense	Ceded Losses and LAE
ACP Re	$—	$(825)	$1,702
Maiden Insurance Company	—	(1,373)	2,825
Technology Insurance Company	—	(567)	1,149
Total	$—	$(2,765)	$5,676

Three Months Ended September 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$186	$201	$2,063
Maiden Insurance Company	310	335	3,437
Technology Insurance Company	124	134	1,375
Total	$620	$670	$6,875

Nine Months Ended September 30, 2015	Ceded Earned Premiums	Ceding Commission Expense	Ceded Losses and LAE
ACP Re	$—	$(734)	$2,516
Maiden Insurance Company	—	(1,224)	4,194
Technology Insurance Company	—	(489)	1,678
Total	$—	$(2,447)	$8,388

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$12,859	$4,100	$11,370
Maiden Insurance Company	21,432	6,776	18,936
Technology Insurance Company	8,573	2,719	7,593
Total	$42,864	$13,595	$37,899

Included in ceding commission income was $0 and $0 for the three and nine months ended September 30, 2015, respectively, and $104 and $6,353 for the three and nine months ended September 30, 2014, respectively, which represented recovery of successful acquisition cost of the reinsured contracts. These amounts have been netted against acquisition costs and other underwriting expenses in the accompanying condensed consolidated statements of income.

September 30, 2015	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$19,642	$—	$8,533
Maiden Insurance Company	32,736	—	14,221
Technology Insurance Company	13,095	—	5,689
Total	$65,473	$—	$28,443

December 31, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$30,517	$3	$7,792
Maiden Insurance Company	50,861	5	12,987
Technology Insurance Company	20,345	2	5,195
Total	$101,723	$10	$25,974

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $17,859 and $26,820, respectively, as of September 30, 2015 and $31,044 and $58,513, respectively, as of December 31, 2014.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries”).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $664 and $1,992 for the three and nine months ended September 30, 2015, respectively, and $561 and $1,683 for the three and nine months ended September 30, 2014, respectively. For more information on the 800 Superior, LLC related party transactions, see Note 16, "Related Party Transactions - 800 Superior, LLC" of our Annual Report on Form 10-K for the year ended December 31, 2014.

North Dearborn Building Company, L.P.

In February 2015, the Company invested $9,714 in North Dearborn, a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors, an entity controlled

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting.

The Company’s equity interest in North Dearborn as of September 30, 2015 was $10,121. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $319 and $542, respectively.

4455 LBJ Freeway, LLC

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2015 was $10,463. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $69 and $69, respectively.

Illinois Center Building, L.P.

In August 2015, the Company invested $53,715 in Illinois Center, a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re Group are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and Amtrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re Group invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. Illinois Center is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for Illinois Center using the equity method of accounting.

The Company’s equity interest in Illinois Center as of September 30, 2015 was $53,715. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from Illinois Center of $0 and $0, respectively.

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

As of September 30, 2015 and December 31, 2014, there was a net receivable due from the Tower Companies of $44,267 and $43,998, respectively. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, during the three and nine months ended September 30, 2015, the Company assumed $26,752 and $127,232, respectively, of premium from the Tower Companies and recorded $11,873 and $44,591, respectively, of ceding commission expense, while during the three and nine months ended September 30, 2014, the Company assumed $79,298 and $359,083, respectively, of premium from the Tower Companies and recorded $18,297 and $75,182, respectively, of ceding commission expense. Additionally, during the three and nine months ended September 30, 2015, the Company earned premium of $54,508 and $212,080, respectively, while during the three and nine months ended September 30, 2014, the Company earned premium of $84,593 and $228,010, respectively, under these reinsurance agreements. During the three and nine months ended September 30, 2015, the Company incurred losses and loss adjustment expenses of $29,629 and $121,884, respectively, and during the three and nine months ended September 30, 2014, the Company incurred losses and loss adjustment expenses of $41,806 and $127,283, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. During the three and nine months ended September 30, 2015, the Company recorded $2,607 and $10,634, respectively, while during the three and nine months ended September 30, 2014, the Company recorded $0 and $0, respectively, of commission income, as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement, the Company was reimbursed $13,640 and $19,408 during the three and nine months ended September 30, 2015, respectively, while during the three and nine months ended September 30, 2014, the Company was reimbursed $0 and $0, respectively. As of September 30, 2015 and December 31, 2014, there was a receivable related to the PL Administrative Agreement of $9,687 and $1,546, respectively.

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

The Company recorded interest income of $2,115 and $6,514 for the three and nine months ended September 30, 2015, respectively, while during the three and nine months ended September 30, 2014, the Company recorded interest income of $365 and $365, respectively, under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

ACP Re, an affiliate of the Company, holds the surplus notes carried at $54,455 and $48,374 as of September 30, 2015 and December 31, 2014, respectively, issued by the Reciprocal Exchanges. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval (see Note 10, “Debt”).

AIBD Health Plan

On September 1, 2012, the Company purchased The Association Benefits Solution companies, a group of companies affiliated with the accident and health insurance industry. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of September 30, 2015 and December 31, 2014, the Company had a receivable of $5,419 and $5,377, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of September 30, 2015 and December 31, 2014, the Company had a receivable to the employer trust in the amount of $5,570 and $605, respectively.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize the underwriting results of the Company’s operating segments:

Three Months Ended September 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$583,091	$43,594	$—	$626,685
Ceded premiums	(91,301)	(9,745)	—	(101,046)
Net premium written	491,790	33,849	—	525,639
Change in unearned premium	(33,636)	11,258	—	(22,378)
Net earned premium	458,154	45,107	—	503,261
Ceding commission income	11,883	267	—	12,150
Service and fee income	41,247	19,660	—	60,907
Total underwriting revenue	511,284	65,034	—	576,318
Underwriting expenses:
Loss and loss adjustment expense	268,740	33,519	—	302,259
Acquisition costs and other underwriting expenses	91,379	17,365	—	108,744
General and administrative expenses	104,520	14,061	—	118,581
Total underwriting expenses	464,639	64,945	—	529,584
Underwriting income	46,645	89	—	46,734
Net investment income	—	—	18,472	18,472
Net realized losses on investments	—	—	(4,594)	(4,594)
Other revenue	—	—	(157)	(157)
Equity in earnings of unconsolidated subsidiaries	—	—	2,288	2,288
Interest expense	—	—	(9,428)	(9,428)
Provision for income taxes	—	—	(8,614)	(8,614)
Net loss (income) attributable to non-controlling interest	—	—	(1,588)	(1,588)
Net income attributable NGHC	$46,645	$89	$(3,621)	$43,113
NGHC	$43,179	$89	$(155)	$43,113
Reciprocal Exchanges	3,466	—	(3,466)	—
Net income attributable NGHC	$46,645	$89	$(3,621)	$43,113

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$479,866	$17,729	$—	$497,595
Ceded premiums	(65,962)	(63)	—	(66,025)
Net premium written	413,904	17,666	—	431,570
Change in unearned premium	(4,966)	11,802	—	6,836
Net earned premium	408,938	29,468	—	438,406
Ceding commission income	705	—	—	705
Service and fee income	31,378	14,516	—	45,894
Total underwriting revenue	441,021	43,984	—	485,005
Underwriting expenses:
Loss and loss adjustment expense	256,769	18,250	—	275,019
Acquisition costs and other underwriting expenses	68,419	15,496	—	83,915
General and administrative expenses	79,078	11,050	—	90,128
Total underwriting expenses	404,266	44,796	—	449,062
Underwriting income (loss)	36,755	(812)	—	35,943
Net investment income	—	—	13,697	13,697
Net realized losses on investments	—	—	(1,118)	(1,118)
Other revenue	—	—	373	373
Equity in losses of unconsolidated subsidiaries	—	—	(1,611)	(1,611)
Interest expense	—	—	(4,709)	(4,709)
Provision for income taxes	—	—	(10,026)	(10,026)
Net loss (income) attributable to non-controlling interest	684	—	86	770
Net income (loss) attributable NGHC	$37,439	$(812)	$(3,308)	$33,319
NGHC	$38,123	$(812)	$(3,247)	$34,064
Reciprocal Exchanges	(684)	—	(61)	(745)
Net income (loss) attributable NGHC	$37,439	$(812)	$(3,308)	$33,319

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,692,412	$153,409	$—	$1,845,821
Ceded premiums	(284,121)	(26,626)	—	(310,747)
Net premium written	1,408,291	126,783	—	1,535,074
Change in unearned premium	(69,598)	(14,234)	—	(83,832)
Net earned premium	1,338,693	112,549	—	1,451,242
Ceding commission income	26,380	820	—	27,200
Service and fee income	118,584	54,751	—	173,335
Total underwriting revenue	1,483,657	168,120	—	1,651,777
Underwriting expenses:
Loss and loss adjustment expense	816,022	79,752	—	895,774
Acquisition costs and other underwriting expenses	254,855	40,276	—	295,131
General and administrative expenses	301,187	42,239	—	343,426
Total underwriting expenses	1,372,064	162,267	—	1,534,331
Underwriting income	111,593	5,853	—	117,446
Net investment income	—	—	52,955	52,955
Net realized losses on investments	—	—	(3,018)	(3,018)
Other revenue	—	—	(327)	(327)
Equity in earnings of unconsolidated subsidiaries	—	—	8,900	8,900
Interest expense	—	—	(27,109)	(27,109)
Provision for income taxes	—	—	(24,892)	(24,892)
Net loss (income) attributable to non-controlling interest	—	—	453	453
Net income attributable NGHC	$111,593	$5,853	$6,962	$124,408
NGHC	$108,336	$5,853	$10,219	$124,408
Reciprocal Exchanges	3,257	—	(3,257)	—
Net income attributable NGHC	$111,593	$5,853	$6,962	$124,408

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,494,337	$117,873	$—	$1,612,210
Ceded premiums	(194,339)	(260)	—	(194,599)
Net premium written	1,299,998	117,613	—	1,417,611
Change in unearned premium	(202,218)	(27,669)	—	(229,887)
Net earned premium	1,097,780	89,944	—	1,187,724
Ceding commission income	7,632	—	—	7,632
Service and fee income	76,440	44,646	—	121,086
Total underwriting revenue	1,181,852	134,590	—	1,316,442
Underwriting expenses:
Loss and loss adjustment expense	697,207	58,763	—	755,970
Acquisition costs and other underwriting expenses	185,632	47,074	—	232,706
General and administrative expenses	207,314	36,072	—	243,386
Total underwriting expenses	1,090,153	141,909	—	1,232,062
Underwriting income (loss)	91,699	(7,319)	—	84,380
Net investment income	—	—	34,232	34,232
Net realized losses on investments	—	—	(1,118)	(1,118)
Other revenue	—	—	480	480
Equity in losses of unconsolidated subsidiaries	—	—	(3,098)	(3,098)
Interest expense	—	—	(7,821)	(7,821)
Provision for income taxes	—	—	(17,786)	(17,786)
Net loss (income) attributable to non-controlling interest	684	—	92	776
Net income (loss) attributable NGHC	$92,383	$(7,319)	$4,981	$90,045
NGHC	$93,067	$(7,319)	$5,042	$90,790
Reciprocal Exchanges	(684)	—	(61)	(745)
Net income (loss) attributable NGHC	$92,383	$(7,319)	$4,981	$90,045

The following tables summarize the financial position of the Company's operating segments as of September 30, 2015 and December 31, 2014:

September 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$628,040	$95,338	$—	$723,378
Deferred acquisition costs	150,411	2,165	—	152,576
Reinsurance recoverable on unpaid losses	893,272	—	—	893,272
Prepaid reinsurance premiums	131,468	—	—	131,468
Goodwill and Intangible assets, net	312,781	79,324	—	392,105
Corporate and other assets	—	—	2,791,534	2,791,534
Total assets	$2,115,972	$176,827	$2,791,534	$5,084,333

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$576,980	$70,463	$—	$647,443
Deferred acquisition costs	119,167	6,832	—	125,999
Reinsurance recoverable on unpaid losses	911,790	8	—	911,798
Prepaid reinsurance premiums	102,761	—	—	102,761
Goodwill and Intangible assets, net	260,739	58,862	—	319,601
Corporate and other assets	—	—	2,217,114	2,217,114
Total assets	$1,971,437	$136,165	$2,217,114	$4,324,716

The following tables show an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$536,583	$79,864	$616,447	$481,047	$9,993	$491,040
Gross premium written - Europe	10,238	—	10,238	6,555	—	6,555
Total	$546,821	$79,864	$626,685	$487,602	$9,993	$497,595

Net premium written - North America	$209,390	$43,650	$253,040	$200,913	$7,205	$208,118
Net premium written - Bermuda	262,361	—	262,361	210,372	—	210,372
Net premium written - Europe	10,238	—	10,238	13,080	—	13,080
Total	$481,989	$43,650	$525,639	$424,365	$7,205	$431,570

Net earned premium - North America	$183,113	$34,296	$217,409	$196,453	$6,692	$203,145
Net earned premium - Bermuda	264,161	—	264,161	210,371	—	210,371
Net earned premium - Europe	21,691	—	21,691	24,890	—	24,890
Total	$468,965	$34,296	$503,261	$431,714	$6,692	$438,406

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,553,584	$217,830	$1,771,414	$1,515,687	$9,993	$1,525,680
Gross premium written - Europe	74,407	—	74,407	86,530	—	86,530
Total	$1,627,991	$217,830	$1,845,821	$1,602,217	$9,993	$1,612,210

Net premium written - North America	$600,386	$93,053	$693,439	$772,232	$7,205	$779,437
Net premium written - Bermuda	727,228	—	727,228	511,643	—	511,643
Net premium written - Europe	114,407	—	114,407	126,531	—	126,531
Total	$1,442,021	$93,053	$1,535,074	$1,410,406	$7,205	$1,417,611

Net earned premium - North America	$525,233	$98,440	$623,673	$570,506	$6,692	$577,198
Net earned premium - Bermuda	727,228	—	727,228	511,642	—	511,642
Net earned premium - Europe	100,341	—	100,341	98,884	—	98,884
Total	$1,352,802	$98,440	$1,451,242	$1,181,032	$6,692	$1,187,724

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Premium Written	2015	2014	2015	2014
Property and Casualty
Personal Auto	$307,799	$315,672	$935,339	$953,010
Homeowners	103,423	74,583	263,544	290,667
RV/Packaged	40,447	39,490	121,093	120,183
Commercial Auto	48,052	35,619	139,880	107,173
Other	3,506	4,509	14,726	13,311
Property and Casualty Total	$503,227	$469,873	$1,474,582	$1,484,344
Accident and Health Total	43,594	17,729	153,409	117,873
NGHC Total	$546,821	$487,602	$1,627,991	$1,602,217

Reciprocal Exchanges
Personal Auto	$24,177	$4,330	$67,641	$4,330
Homeowners	48,229	5,013	128,951	5,013
Other	7,458	650	21,238	650
Reciprocal Exchanges Total	$79,864	$9,993	$217,830	$9,993

Total	$626,685	$497,595	$1,845,821	$1,612,210

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Premium Written	2015	2014	2015	2014
Property and Casualty
Personal Auto	$257,432	$273,922	$805,081	$795,511
Homeowners	105,028	57,105	250,874	273,190
RV/Packaged	40,113	38,900	119,781	115,263
Commercial Auto	43,502	32,249	127,753	96,009
Other	2,065	4,523	11,749	12,820
Property and Casualty Total	$448,140	$406,699	$1,315,238	$1,292,793
Accident and Health Total	33,849	17,666	126,783	117,613
NGHC Total	$481,989	$424,365	$1,442,021	$1,410,406

Reciprocal Exchanges
Personal Auto	$(3,516)	$4,063	$38,619	$4,063
Homeowners	46,902	2,636	40,079	2,636
Other	264	506	14,355	506
Reciprocal Exchanges Total	$43,650	$7,205	$93,053	$7,205

Total	$525,639	$431,570	$1,535,074	$1,417,611

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premium	2015	2014	2015	2014
Property and Casualty
Personal Auto	$251,754	$268,155	$786,397	$719,483
Homeowners	92,283	58,730	219,633	165,507
RV/Packaged	38,489	38,885	112,041	109,746
Commercial Auto	39,440	31,920	111,491	84,841
Other	1,892	4,556	10,691	11,511
Property and Casualty Total	$423,858	$402,246	$1,240,253	$1,091,088
Accident and Health Total	45,107	29,468	112,549	89,944
NGHC Total	$468,965	$431,714	$1,352,802	$1,181,032

Reciprocal Exchanges
Personal Auto	$14,494	$4,043	$60,965	$4,043
Homeowners	17,105	2,221	26,991	2,221
Other	2,697	428	10,484	428
Reciprocal Exchanges Total	$34,296	$6,692	$98,440	$6,692

Total	$503,261	$438,406	$1,451,242	$1,187,724

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

17. Subsequent Events

On October 8, 2015, the Company sold an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance were approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The Company intends to use the net proceeds from the issuance for general corporate purposes, including strategic acquisitions and to support its current and future policy writings.

On October 1, 2015, the Company closed its acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. Included in the transaction are the small group self-funded and supplemental product lines, as well as the acquisition of North Star Marketing, a proprietary small group sales channel. The purchase price was an aggregate cash payment of $14,000.

On October 1, 2015, the Company closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which the Company acquired QBE’s lender placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business. The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which the Company received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $90,000, subject to certain adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Ltd., Maiden Holdings, Ltd., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) between 90% and 95% while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2015, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.5x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $53.0 million and $34.2 million for the nine months ended September 30, 2015 and 2014, respectively. We held 10.9% and 6.6% of total invested assets in cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of September 30, 2015 and December 31, 2014, our reserves, net of reinsurance recoverables, were $672.0 million and $650.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Recent Acquisitions

On October 1, 2015, we closed our acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. Included in the transaction are the small group self-funded and supplemental product lines, as well as the acquisition of North Star Marketing, a proprietary small group sales channel. The purchase price was an aggregate cash payment of $14.0 million.

On October 1, 2015, we closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which we acquired QBE’s lender placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business. The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which we received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $90.0 million, subject to certain adjustments.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)” below.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$546,821	$79,864	$—	$626,685	$487,602	$9,993	$—	$497,595
Ceded premiums	(64,832)	(36,214)	—	(101,046)	(63,237)	(2,788)	—	(66,025)
Net premium written	$481,989	$43,650	$—	$525,639	$424,365	$7,205	$—	$431,570
Change in unearned premium	(13,024)	(9,354)	—	(22,378)	7,349	(513)	—	6,836
Net earned premium	$468,965	$34,296	$—	$503,261	$431,714	$6,692	$—	$438,406
Ceding commission income	(2,348)	14,498	—	12,150	668	37	—	705
Service and fee income	70,853	1,248	(11,194)	60,907	45,872	22	—	45,894
Underwriting expenses:
Loss and loss adjustment expense	288,684	13,575	—	302,259	269,668	5,351	—	275,019
Acquisition costs and other underwriting expenses	98,686	10,095	(37)	108,744	83,642	273	—	83,915
General and administrative expenses	106,832	22,906	(11,157)	118,581	88,317	1,811	—	90,128
Total underwriting expenses	$494,202	$46,576	$(11,194)	$529,584	$441,627	$7,435	$—	$449,062
Underwriting income (loss)	$43,268	$3,466	$—	$46,734	$36,627	$(684)	$—	$35,943
Net investment income	16,140	2,332	—	18,472	13,697	—	—	13,697
Net realized gain (loss) on investments	(4,718)	124	—	(4,594)	(1,118)	—	—	(1,118)
Other revenue	(157)	—	—	(157)	373	—	—	373
Equity in earnings (losses) of unconsolidated subsidiaries	2,288	—	—	2,288	(1,611)	—	—	(1,611)
Interest expense	(5,844)	(3,584)	—	(9,428)	(4,437)	(272)	—	(4,709)
Income (loss) before provision (benefit) for income taxes	$50,977	$2,338	$—	$53,315	$43,531	$(956)	$—	$42,575
Less: Provision (benefit) for income taxes	7,840	774	—	8,614	10,237	(211)	—	10,026
Net income (loss)	$43,137	$1,564	$—	$44,701	$33,294	$(745)	$—	$32,549
Less: Net loss (income) attributable to non-controlling interest	(24)	(1,564)	—	(1,588)	25	745	—	770
Net income attributable NGHC	$43,113	$—	$—	$43,113	$33,319	$—	$—	$33,319
Net loss ratio	61.6%	39.6%		60.1%	62.5%	80.0%		62.7%
Net operating expense ratio (non-GAAP)	29.2%	50.3%		30.7%	29.1%	30.3%		29.1%
Net combined ratio (non-GAAP)	90.8%	89.9%		90.8%	91.6%	110.3%		91.8%

	Three Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total expenses	$500,046	$50,160	$(11,194)	$539,012	$446,064	$7,707	$—	$453,771
Less: Loss and loss adjustment expense	288,684	13,575	—	302,259	269,668	5,351	—	275,019
Less: Interest expense	5,844	3,584	—	9,428	4,437	272	—	4,709
Less: Ceding commission income	(2,348)	14,498	—	12,150	668	37	—	705
Less: Service and fee income	70,853	1,248	(11,194)	60,907	45,872	22	—	45,894
Net operating expense	$137,013	$17,255	$—	$154,268	$125,419	$2,025	$—	$127,444
Net earned premium	$468,965	$34,296	$—	$503,261	$431,714	$6,692	$—	$438,406
Net operating expense ratio (non-GAAP)	29.2%	50.3%		30.7%	29.1%	30.3%		29.1%

Consolidated Results of Operations for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$1,631,581	$217,830	$(3,590)	$1,845,821	$1,602,217	$9,993	$—	$1,612,210
Ceded premiums	(189,560)	(124,777)	3,590	(310,747)	(191,811)	(2,788)	—	(194,599)
Net premium written	$1,442,021	$93,053	$—	$1,535,074	$1,410,406	$7,205	$—	$1,417,611
Change in unearned premium	(89,219)	5,387	—	(83,832)	(229,374)	(513)	—	(229,887)
Net earned premium	$1,352,802	$98,440	$—	$1,451,242	$1,181,032	$6,692	$—	$1,187,724
Ceding commission income	(1,249)	28,449	—	27,200	7,595	37	—	7,632
Service and fee income	200,849	2,990	(30,504)	173,335	121,064	22	—	121,086
Underwriting expenses:
Loss and loss adjustment expense	838,950	56,824	—	895,774	750,619	5,351	—	755,970
Acquisition costs and other underwriting expenses	274,227	20,967	(63)	295,131	232,433	273	—	232,706
General and administrative expenses	325,036	48,831	(30,441)	343,426	241,575	1,811	—	243,386
Total underwriting expenses	$1,438,213	$126,622	$(30,504)	$1,534,331	$1,224,627	$7,435	$—	$1,232,062
Underwriting income (loss)	$114,189	$3,257	$—	$117,446	$85,064	$(684)	$—	$84,380
Net investment income	46,403	6,552	—	52,955	34,232	—	—	34,232
Net realized gain (loss) on investments	(3,289)	271	—	(3,018)	(1,118)	—	—	(1,118)
Other revenue	(327)	—	—	(327)	480	—	—	480
Equity in earnings (losses) of unconsolidated subsidiaries	8,900	—	—	8,900	(3,098)	—	—	(3,098)
Interest expense	(16,031)	(11,078)	—	(27,109)	(7,549)	(272)	—	(7,821)
Income (loss) before provision (benefit) for income taxes	$149,845	$(998)	$—	$148,847	$108,011	$(956)	$—	$107,055
Less: Provision (benefit) for income taxes	25,369	(477)	—	24,892	17,997	(211)	—	17,786
Net income (loss)	$124,476	$(521)	$—	$123,955	$90,014	$(745)	$—	$89,269
Less: Net loss (income) attributable to non-controlling interest	(68)	521	—	453	31	745	—	776
Net income attributable NGHC	$124,408	$—	$—	$124,408	$90,045	$—	$—	$90,045
Net loss ratio	62.0%	57.7%		61.7%	63.6%	80.0%		63.6%
Net operating expense ratio (non-GAAP)	29.5%	39.0%		30.2%	29.2%	30.3%		29.2%
Net combined ratio (non-GAAP)	91.5%	96.7%		91.9%	92.8%	110.3%		92.8%

	Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total expenses	$1,454,244	$137,700	$(30,504)	$1,561,440	$1,232,176	$7,707	$—	$1,239,883
Less: Loss and loss adjustment expense	838,950	56,824	—	895,774	750,619	5,351	—	755,970
Less: Interest expense	16,031	11,078	—	27,109	7,549	272	—	7,821
Less: Ceding commission income	(1,249)	28,449	—	27,200	7,595	37	—	7,632
Less: Service and fee income	200,849	2,990	(30,504)	173,335	121,064	22	—	121,086
Net operating expense	$399,663	$38,359	$—	$438,022	$345,349	$2,025	$—	$347,374
Net earned premium	$1,352,802	$98,440	$—	$1,451,242	$1,181,032	$6,692	$—	$1,187,724
Net operating expense ratio (non-GAAP)	29.5%	39.0%		30.2%	29.2%	30.3%		29.2%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective July 31, 2014, no additional premium is being ceded under the Personal Lines Quota Share.

Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement and effective September 15, 2014, we entered into the PL Reinsurance Agreement (such reinsurance agreements collectively, the "Tower Reinsurance Agreements") under which during the nine months ended September 30, 2014, we assumed unearned premium relating to in-force personal lines business and reinsured new and renewal personal lines policies written after January 1, 2014. In addition, as of September 15, 2014, in connection with the acquisition of the Management Companies for the Reciprocal Exchanges, the financial position and results of operations of the Reciprocal Exchanges are consolidated into our accounts.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $129.1 million from $497.6 million for the three months ended September 30, 2014 to $626.7 million for the three months ended September 30, 2015, due to an increase of $103.2 million in premiums received from the P&C segment primarily as a result of the consolidation of the Reciprocal Exchanges (increase of $69.9 million) and organic growth (increase of $33.3 million). Premiums received from the A&H segment increased $25.9 million primarily due to organic growth.

Net premium written. Net premium written increased by $94.1 million from $431.6 million for the three months ended September 30, 2014 to $525.6 million for the three months ended September 30, 2015. Net premium written for the P&C segment increased by $77.9 million for the three months ended September 30, 2015 compared to the same period in 2014 primarily as a result of an increase in Imperial premium (increase of $9.6 million), the consolidation of the Reciprocal Exchanges (increase of $36.4 million) and organic growth (increase of $31.2 million). Net premium written for the A&H segment increased by $16.2 million primarily due to organic growth.

Net earned premium. Net earned premium increased by $64.9 million, or 14.8%, from $438.4 million for the three months ended September 30, 2014 to $503.3 million for the three months ended September 30, 2015. The increase by segment was: P&C - $49.2 million and A&H - $15.6 million. The increase in the P&C segment was primarily attributable to an increase in Imperial premium (increase of $7.3 million), the consolidation of the Reciprocal Exchanges (increase of $27.6 million) and organic growth (increase of $13.7 million). The increase in the A&H segment was primarily due to organic growth.

Ceding commission income. Ceding commission income increased from $0.7 million for the three months ended September 30, 2014 to $12.2 million for the three months ended September 30, 2015, reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff (including a sliding scale adjustment to our terminated third party quota share in the third quarter of 2015). Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.2% to 2.4%. Excluding the Reciprocal Exchanges, the ceding commission ratio was (0.5)% and 0.2% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' ceding commission ratio was 42.3% and 0.6% for the three months ended September 30, 2015 and 2014, respectively.

Service and fee income. Service and fee income increased by $15.0 million, or 32.7%, from $45.9 million for the three months ended September 30, 2014 to $60.9 million for three months ended September 30, 2015. The increase was primarily attributable to the increase of $5.1 million in service and fee income related to our A&H segment as a result of organic growth and an increase of $9.9 million related to our P&C segment as a result of organic growth.

The components of service and fee income are as follows:

	Three Months Ended September 30,
(amounts in thousands)	2015	2014	Change
Installment fees	$8,257	$7,816	$441
Commission revenue	16,843	16,593	250
General agent fees	20,559	10,837	9,722
Late payment fees	3,063	3,148	(85)
Group health administrative fees	4,524	1,133	3,391
Finance and processing fees	6,529	5,163	1,366
Other	1,132	1,204	(72)
Total	$60,907	$45,894	$15,013

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $27.2 million, or 9.9%, from $275.0 million for the three months ended September 30, 2014 to $302.3 million for the three months ended September 30, 2015, primarily reflecting the Imperial acquisition, the consolidation of the Reciprocal Exchanges and loss experience in our domestic stop loss programs. The changes by segment were: P&C - increased $12.0 million and A&H - increased $15.3 million. Loss and LAE for the three months ended September 30, 2015 included $4.7 million of favorable development on prior accident year loss and LAE reserves primarily attributable to positive development on claims in the P&C segment for private passenger automobile liability. Loss and LAE for the three months ended September 30, 2014 included $6.1 million of unfavorable development on prior accident year loss and LAE reserves caused by $1.3 million of loss emergence in the P&C segment attributable to claims for private passenger automobile liability and personal injury protection and $4.8 million of loss emergence in the A&H segment, of which $0.5 million related to domestic medical stop loss programs and $4.3 million related to European A&H policies. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 62.7% for the three months ended September 30, 2014 to 60.1% for the three months ended September 30, 2015 with a lower P&C segment net loss ratio driven by product mix changes, partially offset by a higher A&H segment net loss ratio resulting from higher loss experience in our domestic stop loss programs. Excluding the Reciprocal Exchanges, the net loss ratio was 61.6% and 62.5% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net loss ratio was 39.6% and 80.0% for the three months ended September 30, 2015 and 2014, respectively, including $2.3 million of favorable development on prior accident year loss and LAE reserves for the three months ended September 30, 2015.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $24.8 million, or 29.6%, from $83.9 million for the three months ended September 30, 2014 to $108.7 million for the three months ended September 30, 2015 primarily due to an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges and as a result of organic growth.

General and administrative expenses. General and administrative expenses increased by $28.5 million, or 31.6%, from $90.1 million for the three months ended September 30, 2014 to $118.6 million for the three months ended September 30, 2015 primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges and as a result of organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $26.8 million, or 21.0% from $127.4 million for the three months ended September 30, 2014 to $154.3 million for the three months ended September 30, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased to 30.7% in the three months ended September 30, 2015 from 29.1% in the three months ended September 30, 2014 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income and maturation of the A&H business. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.2% and 29.1% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net operating expense ratio was 50.3% and 30.3% for the three months ended September 30, 2015 and 2014, respectively.

Net investment income. Net investment income increased by $4.8 million, or 34.9%, from $13.7 million for the three months ended September 30, 2014 to $18.5 million for the three months ended September 30, 2015 primarily due to an increase in average invested assets as a result of our (i) issuance of Series B preferred stock in the first half of 2015 and (ii) debt and common stock issuances in the third quarter of 2015.

Net realized gain (loss) on investments. Net realized losses on investments increased by $3.5 million from a loss of $1.1 million for the three months ended September 30, 2014 to a $4.6 million loss for the three months ended September 30, 2015 primarily due to the recognition of a $6.0 million OTTI charge in the three months ended September 30, 2015 relating to certain investments in the energy and natural resources sectors based on our qualitative and quantitative OTTI review, partially offset by net realized gains on the sale of investments of $1.4 million for the three months ended September 30, 2015 compared to net realized losses on the sale of investments of $1.1 million for the three months ended September 30, 2014.

Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $3.9 million, from $1.6 million in losses for the three months ended September 30, 2014 to $2.3 million in earnings for the three months ended September 30, 2015, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the three months ended September 30, 2015 and 2014 was $9.4 million and $4.7 million, respectively, increasing primarily due to our August 2015 issuance of $100.0 million aggregate principal amount of 7.625% Notes and the consolidation of the Reciprocal Exchanges.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, decreased by $1.4 million, from $10.0 million for the three months ended September 30, 2014, reflecting an effective tax rate of 22.7%, to $8.6 million for the three months ended September 30, 2015, reflecting an effective tax rate of 16.9%. The reduction in the Company’s effective tax rate was primarily driven by an increase in excludable foreign income. Income tax expense included a tax detriment of $3.6 million for the three months ended September 30, 2015 and a tax benefit of $3.9 million for the three months ended September 30, 2014 attributable to the movement of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this increased the effective tax rate for the three months ended September 30, 2015 by 7.1% and decreased it by 8.9% for the three months ended September 30, 2014.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $7.8 million and $10.2 million for the three months ended September 30, 2015 and 2014, respectively, reflecting effective tax rates of 16.1% and 22.7%, respectively.

The Reciprocal Exchanges had pre-tax income of $2.3 million and a pre-tax loss of $1.0 million for the three months ended September 30, 2015 and 2014, respectively. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of September 30, 2015 was $21.5 million.

Consolidated Results of Operations for the Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $233.6 million from $1,612.2 million for the nine months ended September 30, 2014 to $1,845.8 million for the nine months ended September 30, 2015 due to an increase of $198.1 million in premiums received from the P&C segment primarily as a result of an increase in Imperial premium (increase of $45.7 million), the consolidation of the Reciprocal Exchanges (increase of $204.2 million) and organic growth (increase of $56.0 million), partially offset by a decrease in our Tower business (decrease of $109.8 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Premiums received from the A&H segment increased $35.5 million primarily as a result of organic growth (increase of $45.1 million), partially offset by a decrease in our EHC business (decrease of $12.1 million) which included a large one-time unearned premium reserve assumption of $15.2 million in 2014.

Net premium written. Net premium written increased by $117.5 million from $1,417.6 million for the nine months ended September 30, 2014 to $1,535.1 million for the nine months ended September 30, 2015. Net premium written for the P&C segment increased by $108.3 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of an increase in Imperial premium (increase of $50.4 million), the Quota Share Runoff (increase of $42.9 million), the consolidation of the Reciprocal Exchanges (increase of $85.8 million) and organic growth (increase of $51.6 million), partially offset by a decrease in our Tower business (decrease of $122.4 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Net premium written for the A&H segment increased by $9.2 million, primarily as a result of organic growth (increase of $18.7 million), partially offset by a decrease in our EHC business (decrease of $12.1 million) which included a large one-time unearned premium reserve assumption of $15.2 million in 2014.

Net earned premium. Net earned premium increased by $263.5 million, or 22.2%, from $1,187.7 million for the nine months ended September 30, 2014 to $1,451.2 million for the nine months ended September 30, 2015. The increase by segment was: P&C - $240.9 million and A&H - $22.6 million. The increase in the P&C segment was primarily attributable to an increase in Tower premium retention (increase of $15.4 million), the Quota Share Runoff (increase of $42.9 million), Imperial premium

(increase of $49.8 million), the consolidation of the Reciprocal Exchanges (increase of $91.7 million) and organic growth (increase of $41.1 million). The increase in the A&H segment was primarily due to organic growth.

Ceding commission income. Ceding commission income increased from $7.6 million for the nine months ended September 30, 2014 to $27.2 million for the nine months ended September 30, 2015, reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff (including a sliding scale adjustment to our terminated third party quota share in the third quarter of 2015). Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.6% to 1.9%. Excluding the Reciprocal Exchanges, the ceding commission ratio was (0.1)% and 0.6% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' ceding commission ratio was 28.9% and 0.6% for the nine months ended September 30, 2015 and 2014, respectively.

Service and fee income. Service and fee income increased by $52.2 million, or 43.2%, from $121.1 million for the nine months ended September 30, 2014 to $173.3 million for the nine months ended September 30, 2015. The increase was primarily attributable to the increase of $10.1 million in service and fee income related to our A&H segment as a result of organic growth and an increase of $42.1 million related to our P&C segment primarily as a result of organic growth.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change
Installment fees	$24,689	$22,021	$2,668
Commission revenue	46,120	46,331	(211)
General agent fees	55,991	26,004	29,987
Late payment fees	8,996	8,633	363
Group health administrative fees	10,461	2,772	7,689
Finance and processing fees	23,340	11,672	11,668
Other	3,738	3,653	85
Total	$173,335	$121,086	$52,249

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $139.8 million, or 18.5%, from $756.0 million for the nine months ended September 30, 2014 to $895.8 million for the nine months ended September 30, 2015, primarily reflecting the Quota Share Runoff, the Imperial acquisition, the consolidation of the Reciprocal Exchanges and loss experience in our domestic stop loss programs. The changes by segment were: P&C - increased $118.8 million and A&H - increased $21.0 million. Loss and LAE for the nine months ended September 30, 2015 included $2.6 million of favorable development on prior accident year loss and LAE reserves consisting of $4.7 million of positive development on claims in the P&C segment for private passenger automobile liability partially offset by $2.1 million of loss emergence in the A&H segment, of which $1.4 million related to domestic medical stop loss programs and $0.7 million related to European A&H policies. Loss and LAE for the nine months ended September 30, 2014 included $21.0 million of unfavorable development on prior accident year loss and LAE reserves caused by $5.8 million of loss emergence in the P&C segment attributable to claims for private passenger automobile liability and personal injury protection and $15.5 million of loss emergence in the A&H segment, of which $6.7 million related to domestic medical stop loss programs and $8.8 million related to European A&H policies. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, decreased from 63.6% for the nine months ended September 30, 2014 to 61.7% for the nine months ended September 30, 2015 with a lower P&C segment net loss ratio driven by product mix changes, partially offset by a higher A&H segment net loss ratio resulting from higher loss experience in our domestic stop loss programs. Excluding the Reciprocal Exchanges, the net loss ratio was 62.0% and 63.6% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net loss ratio was 57.7% and 80.0% for the nine months ended September 30, 2015 and 2014, respectively, including $2.3 million of favorable development on prior accident year loss and LAE reserves for the nine months ended September 30, 2015.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $62.4 million, or 26.8% from $232.7 million for the nine months ended September 30, 2014 to $295.1 million for the nine months ended September 30, 2015 primarily due to an increase in Tower premium retention, the Quota Share Runoff, the consolidation of the Reciprocal Exchanges and as a result of organic growth, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $100.0 million, or 41.1%, from $243.4 million for the nine months ended September 30, 2014 to $343.4 million for the nine months ended September 30, 2015 primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $90.6 million, or 26.1% from $347.4 million for the nine months ended September 30, 2014 to $438.0 million for the nine months ended September 30, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased to 30.2% in the nine months ended September 30, 2015 from 29.2% in the nine months ended September 30, 2014 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income and maturation of the A&H business. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.5% and 29.2% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net operating expense ratio was 39.0% and 30.3% for the nine months ended September 30, 2015 and 2014, respectively.

Net investment income. Net investment income increased by $18.7 million, or 54.7%, from $34.2 million for the nine months ended September 30, 2014 to $53.0 million for the nine months ended September 30, 2015 primarily due to an increase in average invested assets as a result of our (i) capital raising activities in the first half of 2014; (ii) issuance of Series B preferred stock in the first half of 2015; and (iii) debt and common stock issuances in the third quarter of 2015.

Net realized gain (loss) on investments. Net realized losses on investments increased by $1.9 million from a loss of $1.1 million for the nine months ended September 30, 2014 to a $3.0 million loss for the nine months ended September 30, 2015 primarily due to the recognition of a $8.5 million OTTI charge in the nine months ended September 30, 2015 relating to certain investments in the energy and natural resources sectors based on our qualitative and quantitative OTTI review, partially offset by net realized gains on the sale of investments of $5.5 million for the nine months ended September 30, 2015 compared to net realized losses on the sale of investments of $1.1 million for the nine months ended September 30, 2014.

Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $12.0 million, from $3.1 million in losses for the nine months ended September 30, 2014 to $8.9 million in earnings for the nine months ended September 30, 2015, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the nine months ended September 30, 2015 and 2014 was $27.1 million and $7.8 million, respectively, increasing primarily due to our (i) May 2014 issuance of $250.0 million aggregate principal amount of 6.75% Notes; (ii) August 2015 issuance of $100.0 million aggregate principal amount of 7.625% Notes; and (iii) the consolidation of the Reciprocal Exchanges.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, increased by $7.1 million, or 40.0%, from $17.8 million for the nine months ended September 30, 2014, reflecting an effective tax rate of 16.1%, to $24.9 million for the nine months ended September 30, 2015, reflecting an effective tax rate of 17.8%. Income tax expense included a tax benefit of $8.9 million and $16.7 million for the nine months ended September 30, 2015 and 2014, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the nine months ended September 30, 2015 and 2014 by 6.4% and 15.1%, respectively.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $25.4 million and $18.0 million for the nine months ended September 30, 2015 and 2014, respectively, reflecting effective tax rates of 18.0% and 16.2%, respectively.

The Reciprocal Exchanges had pre-tax losses of $1.0 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of September 30, 2015 was $21.5 million.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$503,227	$79,864	$—	$583,091	$469,873	$9,993	$—	$479,866
Ceded premiums	(55,087)	(36,214)	—	(91,301)	(63,174)	(2,788)	—	(65,962)
Net premium written	$448,140	$43,650	$—	$491,790	$406,699	$7,205	$—	$413,904
Change in unearned premium	(24,282)	(9,354)	—	(33,636)	(4,453)	(513)	—	(4,966)
Net earned premium	$423,858	$34,296	$—	$458,154	$402,246	$6,692	$—	$408,938
Ceding commission income	(2,615)	14,498	—	11,883	668	37	—	705
Service and fee income	51,193	1,248	(11,194)	41,247	31,356	22	—	31,378
Underwriting expenses:
Loss and loss adjustment expense	255,165	13,575	—	268,740	251,418	5,351	—	256,769
Acquisition costs and other underwriting expenses	81,321	10,095	(37)	91,379	68,146	273	—	68,419
General and administrative expenses	92,771	22,906	(11,157)	104,520	77,267	1,811	—	79,078
Total underwriting expenses	$429,257	$46,576	$(11,194)	$464,639	$396,831	$7,435	$—	$404,266
Underwriting income (loss)	$43,179	$3,466	$—	$46,645	$37,439	$(684)	$—	$36,755
Net loss ratio	60.2%	39.6%		58.7%	62.5%	80.0%		62.8%
Net operating expense ratio (non-GAAP)	29.6%	50.3%		31.2%	28.2%	30.3%		28.2%
Net combined ratio (non-GAAP)	89.8%	89.9%		89.9%	90.7%	110.3%		91.0%

	Three Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total underwriting expenses	$429,257	$46,576	$(11,194)	$464,639	$396,831	$7,435	$—	$404,266
Less: Loss and loss adjustment expense	255,165	13,575	—	268,740	251,418	5,351	—	256,769
Less: Ceding commission income	(2,615)	14,498	—	11,883	668	37	—	705
Less: Service and fee income	51,193	1,248	(11,194)	41,247	31,356	22	—	31,378
Net operating expense	$125,514	$17,255	$—	$142,769	$113,389	$2,025	$—	$115,414
Net earned premium	$423,858	$34,296	$—	$458,154	$402,246	$6,692	$—	$408,938
Net operating expense ratio (non-GAAP)	29.6%	50.3%		31.2%	28.2%	30.3%		28.2%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$1,478,172	$217,830	$(3,590)	$1,692,412	$1,484,344	$9,993	$—	$1,494,337
Ceded premiums	(162,934)	(124,777)	3,590	(284,121)	(191,551)	(2,788)	—	(194,339)
Net premium written	$1,315,238	$93,053	$—	$1,408,291	$1,292,793	$7,205	$—	$1,299,998
Change in unearned premium	(74,985)	5,387	—	(69,598)	(201,705)	(513)	—	(202,218)
Net earned premium	$1,240,253	$98,440	$—	$1,338,693	$1,091,088	$6,692	$—	$1,097,780
Ceding commission income	(2,069)	28,449	—	26,380	7,595	37	—	7,632
Service and fee income	146,098	2,990	(30,504)	118,584	76,418	22	—	76,440
Underwriting expenses:
Loss and loss adjustment expense	759,198	56,824	—	816,022	691,856	5,351	—	697,207
Acquisition costs and other underwriting expenses	233,951	20,967	(63)	254,855	185,359	273	—	185,632
General and administrative expenses	282,797	48,831	(30,441)	301,187	205,503	1,811	—	207,314
Total underwriting expenses	$1,275,946	$126,622	$(30,504)	$1,372,064	$1,082,718	$7,435	$—	$1,090,153
Underwriting income (loss)	$108,336	$3,257	$—	$111,593	$92,383	$(684)	$—	$91,699
Net loss ratio	61.2%	57.7%		61.0%	63.4%	80.0%		63.5%
Net operating expense ratio (non-GAAP)	30.1%	39.0%		30.7%	28.1%	30.3%		28.1%
Net combined ratio (non-GAAP)	91.3%	96.7%		91.7%	91.5%	110.3%		91.6%

	Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total underwriting expenses	$1,275,946	$126,622	$(30,504)	$1,372,064	$1,082,718	$7,435	$—	$1,090,153
Less: Loss and loss adjustment expense	759,198	56,824	—	816,022	691,856	5,351	—	697,207
Less: Ceding commission income	(2,069)	28,449	—	26,380	7,595	37	—	7,632
Less: Service and fee income	146,098	2,990	(30,504)	118,584	76,418	22	—	76,440
Net operating expense	$372,719	$38,359	$—	$411,078	$306,849	$2,025	$—	$308,874
Net earned premium	$1,240,253	$98,440	$—	$1,338,693	$1,091,088	$6,692	$—	$1,097,780
Net operating expense ratio (non-GAAP)	30.1%	39.0%		30.7%	28.1%	30.3%		28.1%

P&C Segment Results of Operations for the Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $103.2 million, or 21.5%, from $479.9 million for the three months ended September 30, 2014 to $583.1 million for the three months ended September 30, 2015 primarily as a result of the consolidation of the Reciprocal Exchanges (increase of $69.9 million) and organic growth (increase of $33.3 million).

Net premium written. Net premium written increased by $77.9 million from $413.9 million for the three months ended September 30, 2014 to $491.8 million for the three months ended September 30, 2015 primarily as a result of an increase in Imperial premium (increase of $9.6 million), the consolidation of the Reciprocal Exchanges (increase of $36.4 million) and organic growth (increase of $31.2 million).

Net earned premium. Net earned premium increased by $49.2 million, or 12.0%, from $408.9 million for the three months ended September 30, 2014 to $458.2 million for the three months ended September 30, 2015 primarily as a result of an increase in Imperial premium (increase of $7.3 million), the consolidation of the Reciprocal Exchanges (increase of $27.6 million) and organic growth (increase of $13.7 million).

Ceding commission income. Our ceding commission income increased by $11.2 million, from $0.7 million for the three months ended September 30, 2014 to $11.9 million for the three months ended September 30, 2015 reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff (including a sliding scale adjustment to our terminated third party quota share in the third quarter of 2015). Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.2% for the three months ended September 30, 2014 to 2.6% for the three months ended September 30, 2015. Excluding the Reciprocal Exchanges, the ceding commission ratio was approximately (0.6)% and 0.2% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' ceding commission ratio was 42.3% and 0.6% for the three months ended September 30, 2015 and 2014, respectively.

Service and fee income. Service and fee income increased by $9.9 million, or 31.5% from $31.4 million for the three months ended September 30, 2014 to $41.2 million for the three months ended September 30, 2015 as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $12.0 million, or 4.7%, from $256.8 million for the three months ended September 30, 2014 to $268.7 million for the three months ended September 30, 2015 primarily reflecting organic growth and the consolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 62.8% for the three months ended September 30, 2014 to 58.7% for the three months ended September 30, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 60.2% and 62.5% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net loss ratio was 39.6% and 80.0% for the three months ended September 30, 2015 and 2014, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $23.0 million from $68.4 million for the three months ended September 30, 2014 to $91.4 million for the three months ended September 30, 2015. The increase was primarily due to an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, and as a result of organic growth.

General and administrative expenses. General and administrative expenses increased by $25.4 million from $79.1 million for the three months ended September 30, 2014 to $104.5 million for the three months ended September 30, 2015 primarily as a result of an increase in Tower premium retention and the consolidation of the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $27.4 million, or 23.7%, from $115.4 million for the three months ended September 30, 2014 to $142.8 million for the three months ended September 30, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.2% for the three months ended September 30, 2014 to 31.2% for the three months ended September 30, 2015 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.6% and 28.2% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net operating expense ratio was 50.3% and 30.3% for the three months ended September 30, 2015 and 2014, respectively.

Underwriting income. Underwriting income increased from $36.8 million for the three months ended September 30, 2014 to $46.6 million for the three months ended September 30, 2015 primarily as a result of the organic growth. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the three months ended September 30, 2015 decreased to 89.9% compared to 91.0% for the same period in 2014, reflecting the improved net loss ratio, partially offset by the higher net operating expense ratio. Excluding the Reciprocal Exchanges, the combined ratio was 89.8% and 90.7% for the three months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' combined ratio was 89.9% and 110.3% for the three months ended September 30, 2015 and 2014, respectively.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $198.1 million, or 13.3%, from $1,494.3 million for the nine months ended September 30, 2014 to $1,692.4 million for the nine months ended September 30, 2015 primarily as a result of an increase in Imperial premium (increase of $45.7 million), the consolidation of the Reciprocal Exchanges (increase of $204.2 million) and organic growth (increase of $56.0 million), partially offset by a decrease in our Tower business (decrease of $109.8 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net premium written. Net premium written increased by $108.3 million from $1,300.0 million for the nine months ended September 30, 2014 to $1,408.3 million for the nine months ended September 30, 2015 primarily as a result of an increase in Imperial premium (increase of $50.4 million), the Quota Share Runoff (increase of $42.9 million), the consolidation of the

Reciprocal Exchanges (increase of $85.8 million) and organic growth (increase of $51.6 million), partially offset by a decrease in our Tower business (decrease of $122.4 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net earned premium. Net earned premium increased by $240.9 million, or 21.9%, from $1,097.8 million for the nine months ended September 30, 2014 to $1,338.7 million for the nine months ended September 30, 2015 primarily as a result of an increase in Tower premium retention (increase of $15.4 million), the Quota Share Runoff (increase of $42.9 million), Imperial premium (increase of $49.8 million), the consolidation of the Reciprocal Exchanges (increase of $91.7 million) and organic growth (increase of $41.1 million).

Ceding commission income. Our ceding commission income increased by $18.7 million from $7.6 million for the nine months ended September 30, 2014 to $26.4 million for the nine months ended September 30, 2015 reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff (including a sliding scale adjustment to our terminated third party quota share in the third quarter of 2015). Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.7% for the nine months ended September 30, 2014 to 2.0% for the nine months ended September 30, 2015. Excluding the Reciprocal Exchanges, the ceding commission ratio was (0.2)% and 0.7% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' ceding commission ratio was 28.9% and 0.6% for the nine months ended September 30, 2015 and 2014, respectively.

Service and fee income. Service and fee income increased by $42.1 million, or 55.1%, from $76.4 million for the nine months ended September 30, 2014 to $118.6 million for the nine months ended September 30, 2015 primarily as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $118.8 million, or 17.0%, from $697.2 million for the nine months ended September 30, 2014 to $816.0 million for the nine months ended September 30, 2015 primarily reflecting the Quota Share Runoff, the Imperial acquisition and the consolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 63.5% for the nine months ended September 30, 2014 to 61.0% for the nine months ended September 30, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 61.2% and 63.4% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net loss ratio was 57.7% and 80.0% for the nine months ended September 30, 2015 and 2014, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $69.2 million from $185.6 million for the nine months ended September 30, 2014 to $254.9 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in Tower premium retention, the Quota Share Runoff, the consolidation of the Reciprocal Exchanges and as a result of organic growth.

General and administrative expenses. General and administrative expenses increased by $93.9 million from $207.3 million for the nine months ended September 30, 2014 to $301.2 million for the nine months ended September 30, 2015 primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges and approximately $7.2 million of expenses related to transition and integration costs for the Tower Personal Lines business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $102.2 million, or 33.1%, from $308.9 million for the nine months ended September 30, 2014 to $411.1 million for the nine months ended September 30, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.1% for the nine months ended September 30, 2014 to 30.7% for the nine months ended September 30, 2015 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.1% and 28.1% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' net operating expense ratio was 39.0% and 30.3% for the nine months ended September 30, 2015 and 2014, respectively.

Underwriting income. Underwriting income increased from $91.7 million for the nine months ended September 30, 2014 to $111.6 million for the nine months ended September 30, 2015 primarily as a result of organic growth. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the nine months ended September 30, 2015 increased to 91.7% compared to 91.6% for the same period in 2014. Excluding the Reciprocal Exchanges, the combined ratio was 91.3% and 91.5% for the nine months ended September 30, 2015 and 2014, respectively. The Reciprocal Exchanges' combined ratio was 96.7% and 110.3% for the nine months ended September 30, 2015 and 2014, respectively.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in Thousands)
Gross premium written	$43,594	$17,729	$153,409	$117,873
Ceded premiums	(9,745)	(63)	(26,626)	(260)
Net premium written	$33,849	$17,666	$126,783	$117,613
Change in unearned premium	11,258	11,802	(14,234)	(27,669)
Net earned premium	$45,107	$29,468	$112,549	$89,944
Ceding commission income	267	—	820	—
Service and fee income	19,660	14,516	54,751	44,646
Underwriting expenses:
Loss and loss adjustment expense	33,519	18,250	79,752	58,763
Acquisition costs and other underwriting expenses	17,365	15,496	40,276	47,074
General and administrative expenses	14,061	11,050	42,239	36,072
Total underwriting expenses	$64,945	$44,796	$162,267	$141,909
Underwriting income (loss)	$89	$(812)	$5,853	$(7,319)
Net loss ratio	74.3%	61.9%	70.9%	65.3%
Net operating expense ratio (non-GAAP)	25.5%	40.8%	23.9%	42.8%
Net combined ratio (non-GAAP)	99.8%	102.7%	94.8%	108.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2015	2014	2015	2014
	(Amounts in Thousands)
Total underwriting expenses	$64,945	$44,796	$162,267	$141,909
Less: Loss and loss adjustment expense	33,519	18,250	79,752	58,763
Less: Ceding commission income	267	—	820	—
Less: Service and fee income	19,660	14,516	54,751	44,646
Net operating expense	$11,499	$12,030	$26,944	$38,500
Net earned premium	$45,107	$29,468	$112,549	$89,944
Net operating expense ratio (non-GAAP)	25.5%	40.8%	23.9%	42.8%

A&H Segment Results of Operations for the Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $25.9 million, from $17.7 million for the three months ended September 30, 2014 to $43.6 million for the three months ended September 30, 2015 primarily due to organic growth.

Net premium written. Net premium written increased by $16.2 million, from $17.7 million for the three months ended September 30, 2014 to $33.8 million for the three months ended September 30, 2015 primarily due to organic growth.

Net earned premium. Net earned premium increased by $15.6 million, from $29.5 million for the three months ended September 30, 2014 to $45.1 million for the three months ended September 30, 2015 primarily due to organic growth.

Service and fee income. Service and fee income increased by $5.1 million, or 35.4%, from $14.5 million for the three months ended September 30, 2014 to $19.7 million for the three months ended September 30, 2015 as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $15.3 million, from $18.3 million for the three months ended September 30, 2014 to $33.5 million for the three months ended September 30, 2015. Our net loss ratio increased from 61.9% for the three months ended September 30, 2014 to 74.3% for the three months ended September 30, 2015. The loss ratio decrease in the three months ended September 30, 2015 was primarily due to a higher loss experience in our domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $1.9 million from $15.5 million for the three months ended September 30, 2014 to $17.4 million for the three months ended September 30, 2015.

General and administrative expenses. General and administrative expenses increased by $3.0 million from $11.1 million for the three months ended September 30, 2014 to $14.1 million for the three months ended September 30, 2015 as a result of organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $0.5 million from $12.0 million for the three months ended September 30, 2014 to $11.5 million for the three months ended September 30, 2015. The net operating expense ratio (non-GAAP) decreased from 40.8% for the three months ended September 30, 2014 to 25.5% for the three months ended September 30, 2015 primarily as a result of increased A&H premiums and higher service and fee income.

Underwriting income (loss). Underwriting income increased from a loss of $0.8 million for the three months ended September 30, 2014 to income of $0.1 million for the three months ended September 30, 2015 due to maturation of the A&H business. The combined ratio for the three months ended September 30, 2015 decreased to 99.8% compared to 102.7% for the same period in 2014. The combined ratio was lower due to improved profitability driven by a reduced expense ratio reflecting continued maturation of the A&H business and higher service and fee income, partially offset by the higher net loss ratio.

A&H Segment Results of Operations for the Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014 (Unaudited)

Gross premium written. Gross premium written increased by $35.5 million, from $117.9 million for the nine months ended September 30, 2014 to $153.4 million for the nine months ended September 30, 2015 primarily as a result of organic growth (increase of $45.1 million), partially offset by a decrease in our EHC business (decrease of $12.1 million) which included a large one-time unearned premium reserve assumption of $15.2 million in 2014.

Net premium written. Net premium written increased by $9.2 million, from $117.6 million for the nine months ended September 30, 2014 to $126.8 million for the nine months ended September 30, 2015 primarily as a result of organic growth (increase of $18.7 million), partially offset by a decrease in our EHC business (decrease of $12.1 million) which included a large one-time unearned premium reserve assumption of $15.2 million in 2014.

Net earned premium. Net earned premium increased by $22.6 million, from $89.9 million for the nine months ended September 30, 2014 to $112.5 million for the nine months ended September 30, 2015 due to organic growth.

Service and fee income. Service and fee income increased by $10.1 million, or 22.6%, from $44.6 million for the nine months ended September 30, 2014 to $54.8 million for the nine months ended September 30, 2015 as a result of organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $21.0 million, from $58.8 million for the nine months ended September 30, 2014 to $79.8 million for the nine months ended September 30, 2015. Our net loss ratio increased from 65.3% for the nine months ended September 30, 2014 to 70.9% for the nine months ended September 30, 2015. The loss ratio increase in the nine months ended September 30, 2015 was primarily driven by higher loss experience in our domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $6.8 million from $47.1 million for the nine months ended September 30, 2014 to $40.3 million for the nine months ended September 30, 2015 primarily due to the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries, partially offset by organic growth.

General and administrative expenses. General and administrative expenses increased by $6.2 million from $36.1 million for the nine months ended September 30, 2014 to $42.2 million for the nine months ended September 30, 2015 as a result of organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $11.6 million from $38.5 million for the nine months ended September 30, 2014 to $26.9 million for the nine months ended September 30, 2015. The net operating expense ratio (non-GAAP) decreased from 42.8% for the nine months ended September 30, 2014 to 23.9% for the nine months ended September 30, 2015 primarily as a result of increased A&H premiums and higher service and fee income.

Underwriting income (loss). Underwriting income increased from a loss of $7.3 million for the nine months ended September 30, 2014 to income of $5.9 million for the nine months ended September 30, 2015 due to maturation of the A&H business. The combined ratio for the nine months ended September 30, 2015 decreased to 94.8% compared to 108.1% for the same period in 2014. The combined ratio was lower due to improved profitability driven by a reduced expense ratio reflecting continued maturation of the A&H business and higher service and fee income, partially offset by a higher expense ratio.

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

The average yield on our investment portfolio was 3.3% and 3.6% and the average duration of the portfolio was 5.00 and 5.65 years for the nine months ended September 30, 2015 and 2014, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

September 30, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$57,166	$554	$(5,665)	$52,055
Preferred stock	11,448	43	(74)	11,417
Fixed maturities:
U.S. Treasury	19,406	1,254	(3)	20,657
Federal agencies	1,945	31	—	1,976
States and political subdivision bonds	188,823	4,248	(793)	192,278
Foreign government	29,412	418	(148)	29,682
Corporate bonds	1,044,046	28,028	(33,113)	1,038,961
Residential mortgage-backed securities	408,984	11,044	(84)	419,944
Commercial mortgage-backed securities	135,961	1,654	(3,566)	134,049
Asset-backed securities	4,981	3	—	4,984
Structured securities	120,684	39	(2,286)	118,437
Total	$2,022,856	$47,316	$(45,732)	$2,024,440
Less: Securities pledged	42,806	905	—	43,711
Total net of Securities pledged	$1,980,050	$46,411	$(45,732)	$1,980,729
NGHC	$1,731,282	$45,923	$(40,014)	$1,737,191
Reciprocal Exchanges	291,574	1,393	(5,718)	287,249
Total	$2,022,856	$47,316	$(45,732)	$2,024,440

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The increase in gross unrealized losses from $17.4 million at December 31, 2014 to $45.7 million at September 30, 2015 resulted from fluctuations in market interest rates.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of September 30, 2015 and December 31, 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
September 30, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,473	$14,695	0.9%	$5,933	$5,962	2.1%
AAA	321,450	330,800	19.6%	42,195	41,689	14.5%
AA, AA+, AA-	330,481	337,158	20.0%	55,328	55,694	19.4%
A, A+, A-	343,200	355,948	21.1%	63,797	63,577	22.1%
BBB, BBB+, BBB-	438,571	437,946	26.0%	90,932	89,720	31.2%
BB+ and lower	226,941	208,589	12.4%	33,389	30,607	10.7%
Total	$1,674,116	$1,685,136	100.0%	$291,574	$287,249	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of September 30, 2015 and December 31, 2014.

September 30, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	—%	3.1%	24.0%	11.1%	2.7%	$424,992	40.9%
Industrials	—%	3.7%	10.6%	32.3%	6.6%	553,210	53.2%
Utilities/Other	0.5%	—%	0.7%	3.5%	1.2%	60,759	5.9%
Total	0.5%	6.8%	35.3%	46.9%	10.5%	$1,038,961	100.0%
NGHC	0.5%	6.6%	30.1%	38.8%	8.8%	$879,533	84.8%
Reciprocal Exchanges	—%	0.2%	5.2%	8.1%	1.7%	159,428	15.2%
Total	0.5%	6.8%	35.3%	46.9%	10.5%	$1,038,961	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of September 30, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$9,756	$10,116	$500	$500	$10,256	$10,616
Due after one year through five years	248,555	256,096	23,455	22,991	272,010	279,087
Due after five years through ten years	719,103	716,196	140,508	139,001	859,611	855,197
Due after ten years	224,397	219,252	43,023	42,823	267,420	262,075
Mortgage-backed securities	462,358	473,603	82,587	80,390	544,945	553,993
Total	$1,664,169	$1,675,263	$290,073	$285,705	$1,954,242	$1,960,968

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of September 30, 2015 and December 31, 2014:

	Less Than 12 Months			12 Months or More			Total
September 30, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$42,260	$(5,643)	7	$136	$(22)	2	$42,396	$(5,665)
Preferred stock	4,952	(74)	1	—	—	—	4,952	(74)
U.S. Treasury	501	(3)	2	—	—	—	501	(3)
States and political subdivision bonds	21,855	(643)	23	5,879	(150)	12	27,734	(793)
Foreign government	4,444	(148)	2	—	—	—	4,444	(148)
Corporate bonds	335,634	(27,477)	193	24,231	(5,636)	13	359,865	(33,113)
Residential mortgage-backed securities	9,523	(44)	14	2,036	(40)	8	11,559	(84)
Commercial mortgage-backed securities	73,727	(3,566)	29	—	—	—	73,727	(3,566)
Structured securities	92,372	(2,286)	44	—	—	—	92,372	(2,286)
Total	$585,268	$(39,884)	315	$32,282	$(5,848)	35	$617,550	$(45,732)
NGHC	$435,365	$(34,166)	177	$32,282	$(5,848)	35	$467,647	$(40,014)
Reciprocal Exchanges	149,903	(5,718)	138	—	—	—	149,903	(5,718)
Total	$585,268	$(39,884)	315	$32,282	$(5,848)	35	$617,550	$(45,732)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

There were 350 and 208 securities at September 30, 2015 and December 31, 2014, respectively, that account for the gross unrealized loss, none of which we deemed to be an other-than-temporary impairment ("OTTI") loss. Significant factors influencing our determination that none of these securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For the three and nine months ended September 30, 2015, we recognized OTTI of $6.0 million and $8.5 million, respectively, on investments based on our qualitative and quantitative review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(amounts in thousands)
Restricted cash	$14,999	$7,937
Restricted investments - fixed maturities at fair value	48,426	56,049
Total restricted cash and investments	$63,425	$63,986

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of September 30, 2015 and December 31, 2014, we had no collateralized lending transaction principal outstanding.

As of September 30, 2015, we had collateralized borrowing transaction principal outstanding of $41.4 million at an interest rate of 0.50%. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest income or expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2015 was income of $0.1 million and expense of $0.0 million, respectively, and for the three and nine months ended September 30, 2014 was expense of $0.1 million and $0.2 million, respectively. We had $43.7 million and $49.5 million of collateral pledged in support for these agreements as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $271.2 million, with our proportionate interest being $135.6 million. Total capital contributions of approximately $1.1 million and $33.4 million were made to the LSC Entities during the nine months ended September 30, 2015 and 2014, respectively, for which we contributed approximately $0.6 million and $16.7 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of September 30, 2015, the face value amounts of the 256 life insurance policies disclosed in the table below was approximately $1.6 billion. As of September 30, 2015, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of September 30, 2015. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of September 30, 2015
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	8	40,905	70,500
3 - 4	9	22,369	56,500
4 - 5	10	26,457	73,000
Thereafter	229	181,518	1,430,313
Total	256	$271,249	$1,630,313

(1)
The LSC Entities determined the fair value as of September 30, 2015 based on 212 policies out of 256 policies, as the LSC Entities assigned no value to 44 of the policies as of September 30, 2015. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2015:

(amounts in thousands, except number of life settlement contracts)	September 30, 2015
Number of policies with a negative value from discounted cash flow model as of period end	44
Premiums paid for the preceding twelve month period for period ended	$5,439
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2015, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2015	$45,181
2016	60,707
2017	40,446
2018	40,079
2019	37,652
Thereafter	514,923
$738,988

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

Liquidity and Capital Resources

We are organized as a holding company with fifteen domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have recently raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During the first half of 2015, we issued 6,600,000 depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B (equivalent to 165,000 shares of Series B Preferred Stock). The total net proceeds we received from the issuance was approximately $159.6 million, after deducting the issuance expenses payable by us. In addition, during the third quarter of 2015, we issued 11,500,000 shares of common stock in a public offering at $19.00 per share. The total net proceeds we received from the issuance was approximately $210.6 million, after deducting the issuance expenses payable by us. Also, during the third quarter of 2015, we sold $100.0 million aggregate principal amount of our 7.625% Notes in a public offering. The net proceeds we received from the issuance was approximately $96.9 million, after deducting the underwriting discount and commissions, but before expenses. We also have a $135.0 million credit agreement under which there were no amounts outstanding as of September 30, 2015. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "7.625% Subordinated Notes due 2055", "Common Stock", "Preferred Stock" and "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $387.3 million and $286.3 million as of September 30, 2015 and December 31, 2014, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2015 and 2014, there were $20.8 million and $1.0 million, respectively, of dividends or return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $871.2 million and $572.9 million in the nine months ended September 30, 2015 and 2014, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,998.7 million at December 31, 2014 to $2,551.9 million at September 30, 2015. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

During the nine months ended September 30, 2015 and 2014, Management Corp. was paid approximately $27.3 million and $20.4 million, respectively, in management fees.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Nine Months Ended September 30,
	2015	2014
Cash and Cash equivalents provided by (used in):
Operating activities	$211,264	$314,205
Investing activities	(514,648)	(650,220)
Financing activities	450,006	380,333
Effect of exchange rate changes on cash and cash equivalents	(341)	—
Net Increase in Cash and Cash Equivalents	$146,281	$44,318

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net cash provided by operating activities was approximately $211.3 million for the nine months ended September 30, 2015, compared with $314.2 million provided by operating activities for the same period in 2014. For the nine months ended September 30, 2015, net cash provided by operating activities decreased $102.9 million, primarily as a result of an increase in premiums and other receivables driven by the Tower Reinsurance Agreements, the Quota Share Runoff and the EHC business.

Net cash used in investing activities was $514.6 million for the nine months ended September 30, 2015, compared with net cash used in investing activities of $650.2 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net cash used in investing activities decreased primarily due to the change in loans to a related party (notes receivable) of $125.4 million, a decrease of $41.8 million in the purchases of short term investments and a decrease of $99.9 million in the purchases of fixed-maturity investments, partially offset by a decrease of $36.7 million in the proceeds from the sale and maturity of fixed-maturity investments, a $41.2 million decrease in the proceeds from the sale of short-term investments and an increase of $24.3 million in cash used for acquisitions.

Net cash provided by financing activities was $450.0 million for the nine months ended September 30, 2015, compared with net cash provided by financing activities of $380.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, cash provided by financing activities increased versus the comparable period in 2014 primarily due to our: (a) issuances of 7.50% Non-Cumulative Series B Preferred Stock in the first half of 2015; (b) August 2015 sale of $100.0 million aggregate principal amount of 7.625% Notes; and (c) August 2015 issuance of common stock, partially offset by (i) the issuance of common stock in our February 2014 private placement; (ii) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (iii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Series A Preferred Stock.

Condensed Consolidating Balance Sheet Information

The following tables present the condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,631,552	$285,705	$—	$1,917,257
Equity securities, available-for-sale, at fair value	61,928	1,544	—	63,472
Short-term investments	5,000	4,030	—	9,030
Equity investment in unconsolidated subsidiaries	233,538	—	—	233,538
Other investments	6,041	—	—	6,041
Securities pledged	43,711	—	—	43,711
Total investments	1,981,770	291,279	—	2,273,049
Cash and cash equivalents	267,131	11,765	—	278,896
Accrued investment income	14,371	2,287	—	16,658
Premiums and other receivables, net	660,532	62,846	—	723,378
Deferred acquisition costs	125,422	27,154	—	152,576
Reinsurance recoverable on unpaid losses	828,424	64,848	—	893,272
Prepaid reinsurance premiums	68,891	63,477	(900)	131,468
Income tax receivable	—	1,884	—	1,884
Notes receivable from related party	127,188	—	—	127,188
Due from affiliate	53,776	8,242	(36,266)	25,752
Premises and equipment, net	31,869	—	—	31,869
Intangible assets, net	260,647	6,212	—	266,859
Goodwill	125,246	—	—	125,246
Prepaid and other assets	30,343	5,895	—	36,238
Total assets	$4,575,610	$545,889	$(37,166)	$5,084,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,428,541	$136,777	$—	$1,565,318
Unearned premiums	824,479	151,163	(900)	974,742
Unearned service contract and other revenue	12,871	—	—	12,871
Reinsurance payable	75,569	17,243	—	92,812
Accounts payable and accrued expenses	186,773	42,209	—	228,982
Due to affiliate	—	36,266	(36,266)	—
Securities sold under agreements to repurchase, at contract value	41,441	—	—	41,441
Deferred tax liability	27,678	40,036	—	67,714
Income tax payable	734	—	—	734
Notes payable	347,031	54,455	—	401,486
Other liabilities	108,612	59,065	—	167,677
Total liabilities	3,053,729	537,214	(37,166)	3,553,777
Stockholders’ equity:
Common stock	1,054	—	—	1,054
Preferred stock	220,000	—	—	220,000
Additional paid-in capital	896,700	—	—	896,700
Accumulated other comprehensive income	2,446	—	—	2,446
Retained earnings	401,527	—	—	401,527
Total National General Holdings Corp. Stockholders' Equity	1,521,727	—	—	1,521,727
Non-controlling interest	154	8,675	—	8,829
Total stockholders’ equity	1,521,881	8,675	—	1,530,556
Total liabilities and stockholders' equity	$4,575,610	$545,889	$(37,166)	$5,084,333

	December 31, 2014
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,374,087	$222,739	$1,596,826
Equity securities, available-for-sale, at fair value	45,802	2,817	48,619
Short-term investments	50	10,490	10,540
Equity investment in unconsolidated subsidiaries	155,900	—	155,900
Other investments	4,764	—	4,764
Securities pledged	49,456	—	49,456
Total investments	1,630,059	236,046	1,866,105
Cash and cash equivalents	123,178	9,437	132,615
Accrued investment income	12,553	1,898	14,451
Premiums and other receivables, net	589,205	58,238	647,443
Deferred acquisition costs	121,514	4,485	125,999
Reinsurance recoverable on unpaid losses	888,215	23,583	911,798
Prepaid reinsurance premiums	75,837	26,924	102,761
Notes receivable from related party	125,000	—	125,000
Due from affiliate	5,129	—	5,129
Premises and equipment, net	30,583	—	30,583
Intangible assets, net	237,404	11,433	248,837
Goodwill	70,764	—	70,764
Prepaid and other assets	43,160	71	43,231
Total assets	$3,952,601	$372,115	$4,324,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,450,305	$111,848	$1,562,153
Unearned premiums	744,438	119,998	864,436
Unearned service contract and other revenue	8,527	—	8,527
Reinsurance payable	97,830	13,811	111,641
Accounts payable and accrued expenses	189,430	17,691	207,121
Due to affiliate	—	1,552	1,552
Securities sold under agreements to repurchase, at contract value	46,804	—	46,804
Deferred tax liability	29,133	38,402	67,535
Income tax payable	29,532	1,059	30,591
Notes payable	250,708	48,374	299,082
Other liabilities	46,114	5,710	51,824
Total liabilities	2,892,821	358,445	3,251,266
Stockholders’ equity:
Common stock	934	—	934
Preferred stock	55,000	—	55,000
Additional paid-in capital	690,736	—	690,736
Accumulated other comprehensive income	20,192	—	20,192
Retained earnings	292,832	—	292,832
Total National General Holdings Corp. Stockholders' Equity	1,059,694	—	1,059,694
Non-controlling interest	86	13,670	13,756
Total stockholders’ equity	1,059,780	13,670	1,073,450
Total liabilities and stockholders' equity	$3,952,601	$372,115	$4,324,716

Other Material Changes in Financial Position

(amounts in thousands)	September 30, 2015	December 31, 2014
Selected Assets:
Premiums and other receivables, net	$723,378	$647,443
Prepaid reinsurance premiums	$131,468	$102,761
Selected Liabilities:
Unearned premiums	$974,742	$864,436
Reinsurance payable	$92,812	$111,641
Other liabilities	$167,677	$51,824
During the nine months ended September 30, 2015, premiums and other receivables, net increased $75.9 million compared to December 31, 2014 primarily due to the increase in Tower premium retention, the ARS acquisition, the Quota Share Runoff and the EHC business. Prepaid reinsurance premiums increased $28.7 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements.

During the nine months ended September 30, 2015, unearned premiums increased $110.3 million compared to December 31, 2014 primarily due to the increase in Tower premium retention and the EHC business. Reinsurance payable decreased $18.8 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements, the Imperial acquisition and the EHC business. Other liabilities increased $115.9 million compared to December 31, 2014 primarily due to deferred revenue for ARS, the consolidation of the Reciprocal Exchanges and an increase in outstanding in process disbursements driven by growth in the business.

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

7.625% Subordinated Notes due 2055

On August 18, 2015, we sold $100.0 million aggregate principal amount of our 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds we received from the issuance was approximately $96.6 million, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are our subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that we incur in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of our existing and future senior debt, including amounts outstanding under our $135.0 million revolving credit facility, our 6.75% Notes and certain of our other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2015 was $1.1 million and $1.1 million, respectively.

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the Indenture as of September 30, 2015.

6.75% Notes due 2024

On May 23, 2014, we sold $250.0 million aggregate principal amount of our 6.75% Notes due 2024 to certain purchasers in a private placement. The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses.

The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15th and November 15th of each year, beginning on November 15, 2014. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of our subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2015 was $4.3 million and $12.8 million, respectively. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2014 was $4.3 million and $6.0 million, respectively.

The Indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The Indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the Indenture as of September 30, 2015.

Common Stock

On August 18, 2015, we issued 11,500,000 shares of common stock in a public offering, including 1,500,000 shares issued pursuant to the underwriters' over-allotment option. The common stock offering was priced to the public at $19.00 per share, resulting in net proceeds of $210.9 million, after deducting underwriting discount, but before expenses. The cost of issuance of stock of approximately $7.9 million was charged directly to additional paid-in capital. The net proceeds to us after underwriting discount, commissions and expenses were approximately $210.6 million.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of September 30, 2015). We were in compliance with all of the covenants under the Credit Agreement as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, there was no outstanding balance on the line of credit. There was no interest expense for the Company's existing and repaid lines of credit for the three or nine months ended September 30, 2015. Interest expense for the Company's existing and repaid lines of credit for the three and nine months ended September 30, 2014 was $0.0 million and $1.2 million, respectively.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2015 was $0.1 million and $0.2 million, respectively. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2014 was $0.1 million and $0.1 million, respectively.

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereof), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and nine months ended September 30, 2015 was $3.6 million and $11.1 million, respectively, which includes amortization of $1.9 million and $6.1 million, respectively. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and nine months ended September 30, 2014 was $0.3 million and $0.3 million, respectively, with no amortization. (See Note 15, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

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

As of September 30, 2015 and December 31, 2014, we had no collateralized lending transaction principal outstanding.

As of September 30, 2015, we had collateralized borrowing transaction principal outstanding of $41.4 million at an interest rate of 0.50%. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest income or expense associated with the repurchase borrowing agreements for the three and nine months ended September 30, 2015 was income of $0.1 million and expense of $0.0 million, respectively, and for the three and nine months ended September 30, 2014 was expense of $0.1 million and $0.2 million, respectively. We had $43.7 million and $49.5 million of collateral pledged in support for these agreements as of September 30, 2015 and December 31, 2014, respectively.

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

Interest Rate Risk. We had fixed-maturity securities and preferred stock with a fair value of $1,972.4 million and an amortized cost of $1,965.7 million as of September 30, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of September 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $11.4 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of September 30, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$1,855,076	$(105,892)	(5.4)%
100 basis point increase	1,949,202	(11,766)	(0.6)
No change	1,960,968	—	—
100 basis point decrease	2,153,143	192,175	9.8
200 basis point decrease	2,264,918	303,950	15.5

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $409.5 million principal amount of debt instruments of which $350.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to

LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of September 30, 2015 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)

4.2	Form of 7.625% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 18, 2015)
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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2015 and 2014; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
November 9, 2015
	By:	/s/ Michael Karfunkel
Name: Michael Karfunkel Title: Chairman and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer