Form 10-K
period 2015-12-31
National General Holdings Corp.
filed 2016-02-29
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to
Commission File Number: 001-36311

NATIONAL GENERAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1046208
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 38th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 380-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Series B Preferred Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $993,681,215.
As of February 24, 2016, the number of common shares of the registrant outstanding was 105,554,501.
Documents incorporated by reference: Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

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

Business Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and commercial automobile, homeowners, umbrella, recreational vehicle, supplemental health, lender-placed and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising out of auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and contents from a variety of perils, as well as coverage for personal liability. We offer our property and casualty ("P&C") insurance products through a network of approximately 22,000 independent agents, a number of affinity partners and through direct-response marketing programs. We have approximately 2.8 million P&C policyholders.

We added lender-placed insurance to our P&C platform in 2015 through the acquisition of QBE's lender-placed insurance business to offer a full suite of lender-placed insurance products, including fire, home and flood products, as well as collateral protection insurance and guaranteed asset protection products for automobiles, to our customers.

We launched our accident and health (“A&H”) business in 2012 to provide accident and non-major medical health insurance products targeting our existing P&C policyholders and the anticipated emerging market of employed persons who are uninsured or underinsured. In 2015, we acquired certain business lines from Assurant Health, including small group self-funded and supplemental product lines. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 19,800 independent agents, direct-to-consumer marketing, wholesaling and worksite marketing.

We are licensed to operate in 50 states and the District of Columbia, but focus on underserved niche markets. Approximately 84% of our P&C premium written is originated in twelve core states: New York, North Carolina, California, Florida, Louisiana, Michigan, Texas, New Jersey, Virginia, Washington, Connecticut and Massachusetts.

For the years ended December 31, 2015, 2014 and 2013, our gross premium written was $2,590 million, $2,135 million and $1,339 million, net premium written was $2,186 million, $1,870 million and $679 million and total consolidated revenues were $2,511 million, $1,862 million and $932 million, respectively.

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

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty (“P&C”) - Our P&C segment operates its business through two primary distribution channels: agency and affinity. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 22,000 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S. In addition, we operate our lender-placed services through long-term distribution agreements with certain mortgage lenders.

•
Accident and Health (“A&H”) - Our A&H segment was formed in 2012 to provide accident and non-major medical health insurance products targeting our existing insureds and the anticipated emerging market of uninsured or underinsured employees. Through a number of recent acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency, National Health Insurance Company, a life and health insurance carrier established in 1979, Euro Accident Health & Care Insurance Aktiebolag (“EHC”), our European group life and health insurance managing general agent, Healthcare Solutions Team, LLC, a healthcare insurance managing general agency, and North Star Marketing, a proprietary small group sales channel, we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers.

For our gross premium written and net income attributable to NGHC by segment, see Note 26, "Segment Information" in the notes to our consolidated financial statements.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the country and have a significant market presence in our twelve largest states of New York, North Carolina, California, Florida, Louisiana, Michigan, Texas, New Jersey, Virginia, Washington, Connecticut and Massachusetts.

Relationships with our Independent Agents. We have built a strong network of approximately 22,000 insurance agents and brokers, many of whom are loyal, highly motivated and productive agents, by providing competitive compensation, a user-friendly technology platform and superior service for our core markets. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Before being employed in our agency customer service call center, our representatives must pass a rigorous selection and training program to ensure that they understand the independent agency and brokerage business and can provide outstanding service. We believe that the strong relationships we have developed with our agents and brokers over time is a testament to the value proposition we provide to our producers and policyholders. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is central to the long-term success of our agency channel. We have also developed an innovative program for select agents, known as our agent captive program, which allows select agents to participate in the underwriting profits on business they produce. We believe this program encourages the participants to produce more profitable business and increases their loyalty to us.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2015, in North Carolina, we generated $411.5 million of gross premium written.

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

A primary focus of our affinity channel is providing recreational vehicle, or RV, coverage, of which we are one of the largest writers in the U.S. Pursuant to a marketing agreement with our affinity partner Good Sam Enterprises, LLC and its affiliates ("Good Sam"), Good Sam has agreed to operate an insurance program through which Good Sam Club members and Camping World customers may purchase insurance and insurance products, and we have the right to market white-labeled P&C insurance products under the Good Sam name to such members and customers on an exclusive basis, with a focus on RV insurance. This agreement was entered into effective January 1, 2012, and has a 20 year term. We pay marketing fees to Good Sam for access to its insurance program based on a percentage of business produced, which fees range from the low single digits to the low double digits for the various products sold through this program. In the event of a material breach of contract that remains uncured 30 days after notice thereof, the agreement is terminable by the non-breaching party. In 2015, we had net premium written of $151.3 million under this agreement.

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

Lender-placed Services

In connection with our recent acquisition of lender-placed insurance business (“LPI Business”) from QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), we also acquired relationships with certain mortgage lenders. We offer lender-placed products and related services to such mortgage lenders and servicers.

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

•
Nonstandard automobile insurance. These policies provide coverage for liability and physical damage and are designed for drivers who represent a higher-than-normal level of risk as a result of factors such as their driving record, limited driving experience and claims history. Because these individuals often have limited financial resources and a greater tendency to miss payments or to make late payments, their premiums are generally higher than those for drivers who qualify for standard or preferred coverage. A significant part of our profits from these policies results from fees paid by our customers, which include origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. For the year ended December 31, 2015, our P&C segment generated $174.7 million in revenue from policy service fees.

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

•
Lender-placed insurance. Through the lender-placed insurance platform, we offer a full suite of lender-placed insurance products to customers, including fire, home and flood products, as well as collateral protection insurance and guaranteed asset protection products for automobiles.

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

Geographic Distribution

We are licensed to operate in 50 states and the District of Columbia. We believe that our geographic and product mix creates limited exposure to catastrophic events. For the year ended December 31, 2015 our top twelve states represented 83.7% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written for the years ended December 31, 2015, 2014 and 2013:

(amounts in thousands)	Year Ended December 31,
	2015		2014		2013
New York	$456,828	19.5%	$406,445	20.4%	$180,663	13.8%
North Carolina	411,456	17.6%	378,475	19.0%	352,556	27.0%
California	322,045	13.8%	306,292	15.4%	178,317	13.7%
Florida	136,562	5.8%	85,017	4.3%	95,573	7.3%
Louisiana	101,638	4.3%	60,838	3.0%	12,929	1.0%
Michigan	99,736	4.3%	101,353	5.1%	85,931	6.6%
Texas	94,918	4.1%	62,180	3.1%	31,943	2.4%
New Jersey	88,445	3.8%	93,460	4.7%	863	0.1%
Virginia	87,987	3.8%	58,480	2.9%	83,850	6.4%
Washington	67,685	2.9%	58,383	2.9%	52,570	4.0%
Connecticut	52,007	2.2%	66,455	3.3%	1,771	0.1%
Massachusetts	38,140	1.6%	47,753	2.4%	—	—%
Other States	380,379	16.3%	269,577	13.5%	228,288	17.6%
Total	$2,337,826	100.0%	$1,994,708	100.0%	$1,305,254	100.0%

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

To assist us in profitably underwriting our P&C products, our predictive analytics team has developed our RAD 5.0 underwriting pricing tool. The RAD 5.0 underwriting pricing tool offers significant advantages over our prior pricing tools by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD 5.0 underwriting pricing tool facilitates better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. We believe that RAD 5.0 provides us with a competitive advantage for pricing our products relative to other auto insurers of our size.

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

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment 24 hours later to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $75,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2015, our Claims department includes approximately 1,530 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we have established several mechanisms designed to maintain and improve our level of claim handling performance.

Competition

The property and casualty insurance market in the United States is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, The Travelers Companies, Inc., The Hanover Insurance Group, Inc., Selective Insurance Group, Inc., State Farm Mutual Automobile Insurance Company, Farmers Insurance Group, Assurant, Inc. and GEICO, but also from nonstandard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation and Direct General Corporation and independent agents that operate in a specific region or single state in which we operate.

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

Recent P&C Acquisitions

Since we acquired our P&C insurance business in 2010, we have made several acquisitions. These additional operations have increased our presence in our target markets and broadened our distribution capabilities. We believe that merger and acquisition transactions and their effective integration represent a core competency and provide continued growth opportunities.

•
In April 2014, we purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust Financial Services, Inc. (“AmTrust”). The purchase price was approximately $21.5 million, subject to certain adjustments.

•
In June 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20.0 million. In connection with the Imperial transaction, we assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 15, "Debt" in the notes to our consolidated financial statements).

•
In July 2014, we reacquired Agent Alliance Insurance Company (“AAIC”), an Alabama-domiciled insurer focused on private passenger auto business in North Carolina, which is also licensed as a surplus lines carrier in over 30 states, from ACP Re Ltd. ("ACP Re") for a purchase price equal to AAIC’s capital and surplus of approximately $17.3 million. After initially acquiring AAIC in September 2011, we then sold AAIC to ACP Re in 2012, at which time we had continued to reinsure 100% of its existing and renewal private passenger auto insurance.

•
In September 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of the Michael Karfunkel Family 2005 Trust (the “Karfunkel Family Trust”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower. In connection with the Merger, we acquired two management companies from ACP Re for $7.5 million. The management companies are the attorneys-in-fact for the Reciprocal Exchanges. We also agreed to pay ACP Re contingent consideration in the form of a three year earnout of 3% of the gross premium written of the Tower personal lines business written or assumed by us following the merger, capped at $30.0 million over the three year period. We estimated the fair value of the ACP Re Contingent Payments to be approximately $26.1 million at the acquisition date.

•
In April 2015, we closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48.0 million in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was estimated to be $4.1 million at December 31, 2015.

•
In October 2015, we closed on a master transaction agreement with QBE, pursuant to which we acquired QBE’s LPI Business, including certain of QBE’s affiliates engaged in the LPI Business. The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which we received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $95.7 million, subject to certain adjustments.

A&H Segment

Established in 2012, our A&H segment provides supplemental accident and health insurance products. The key to our overall strategy revolves around distribution. We have multiple ways to reach the consumer through established channels, including:

•	directly to the consumer through our in-house general agency;

•	to independent agents through our in-house general agency;

•	wholesaling through other general agents and Managing General Underwriters (MGUs); and

•	through employers in the worksite.

We believe that our distribution is unique because it is not driven by “company stores” - outlets that only sell products underwritten by us. In the markets where we choose not to underwrite, such as traditional individual major medical, we still sell these products on behalf of third party carriers. This means that we can match the consumer to the product that the consumer needs, whether it’s a product underwritten by us or a third party carrier. This one-stop shopping element makes our distribution outlets attractive for both consumers and agents and allows us to promote our supplemental/ancillary products in a single sale environment.

Our product focus in our A&H segment is offering solutions not covered by the Patient Protection and Affordable Care Act ("PPACA"), as well as economical and quality alternatives to the traditional group and individual insurance markets. PPACA has created more access for the consumer by mandating individual coverage, eliminating underwriting barriers and providing subsidies. Consumers are now compelled to purchase coverage. While individuals or groups who traditionally may have had issues in obtaining coverage will benefit, a significant portion of the market still has challenges in obtaining health insurance that balances depth of coverage with affordability. Because of our far-reaching distribution capability and focused product portfolio, we believe we are uniquely positioned to offer value to our consumers.

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

A&H Acquisitions

Principally through the following acquisitions in our A&H segment, we have built a platform to market our and other carriers’ A&H products. This platform consists of the following operations:

•
In November 2012, we acquired National Health Insurance Company (“NHIC”), a Texas-domiciled life and health insurer currently licensed in 48 states and the District of Columbia to write our A&H risks. NHIC was established as a life and health insurer in 1979. NHIC offers a significant number of A&H insurance products for individuals and groups, which include life, accident, limited medical/hospital indemnity, short term disability, short term recovery care, short-term medical, cancer/critical illness, and stop loss.

•
In February 2012, we acquired VelaPoint, LLC, a general agency that operates a call center with approximately 127 licensed agents selling a full range of supplemental medical insurance products, as well as individual major medical policies underwritten through a wide range of third-party insurance companies. For the year ended December 31, 2015, VelaPoint produced approximately $183.0 million in premium on behalf of third parties.

•
In February 2012, we acquired America’s HealthCare Plan (“AHCP”), a managing general agent/program manager. AHCP works with over 4,300 independent agents and general agents across the country to provide an array of insurance products, including those offered by third-party insurers, and serves as a significant method of distribution for NHIC’s products.

•
In September 2012, we acquired from the Coca-Cola Bottlers’ Association a health insurance administration company that administers specialty self-insurance arrangements, offering ERISA qualified self-insured plans to employers in affinity associations or trade groups and selling medical stop loss coverage to employers (collectively, the “TABS” companies). We have subsequently expanded our distribution beyond the initial affinities and now also market using NHIC products.

•	In January 2013, we assumed 100% of an in-force book of A&H business from an affiliate of AmTrust. This business also focuses on smaller group stop loss programs.

•
In April 2013, we acquired EHC, a European group life and health insurance managing general agent. The agency distributes life and health insurance to groups as well as individuals. Distribution predominantly takes place through broker channels and affinity partners. For the year ended December 31, 2015, EHC produced approximately $88.3 million in premium on behalf of third parties. Commencing January 1, 2014, our European insurance subsidiary began reinsuring all business placed by EHC (the "EHC Business"). Commencing April 1, 2014, all new and renewal policies placed by EHC are underwritten by our European insurance subsidiaries.

•
In January 2015, we closed on the acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois-based healthcare insurance general agency. We paid approximately $15.0 million on the acquisition date and agreed to pay potential future earnout payments ("HST Contingent Payments") based on the overall profitability of HST and the business underwritten by our insurance subsidiaries which is produced by HST. The fair value of the HST Contingent Payments was estimated to be $4.5 million at December 31, 2015.

•
In October 2015, we closed our acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. As part of the transaction, we acquired the small group self-funded and supplemental product lines, as well as North Star Marketing, a proprietary small group sales channel. The purchase price was an aggregate cash payment of $14.0 million.

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

•
Incurred Bornhuetter-Ferguson (“BF”) Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred BF Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.

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

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2015, 2014 and 2013 and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2015 should develop similarly to losses incurred in 2014 and prior years. Thus, if for example, the Net Loss Ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the Net Loss Ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

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

As of December 31, 2015, 2014 and 2013, our reserves, net of reinsurance recoverables, were $922.4 million, $650.4 million and $308.4 million, respectively. In calendar year 2015, unpaid loss reserves increased by $272.1 million, or 41.8% of the $650.4 million beginning net loss and LAE reserves at December 31, 2014, primarily due to growth caused by: (i) acquisition of our lender-placed insurance business from QBE; (ii) the Assurant Transaction; and (iii) A&H reserve strengthening predominantly with respect to business subject to the EHC Reinsurance Agreement. In calendar year 2014, unpaid loss reserves increased by $341.9 million, or 110.9% of the $308.4 million beginning net loss and LAE reserves at December 31, 2013.

There were no significant changes in the methodologies or key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2013, 2014 and 2015. Irrespective of whether the exposure type was underwritten during the entire three year period, our estimation methodologies and approaches to establishing key assumptions are reasonably consistent from year to year for any given line of business.

	Net Loss Reserves evaluated as of December 31, 2015 (amounts in thousands)
	Range of Net Reserve Estimates
	Low	Carried	High
NGHC	$775,845	$829,141	$923,712
Reciprocal Exchanges	92,840	93,307	102,637
Total	$868,685	$922,448	$1,026,349

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately $103.9 million or decreased net reserves by approximately $53.8 million, at December 31, 2015. The increase would have reduced net income and stockholders’ equity by approximately $67.5 million. The decrease would have increased net income and stockholders equity by approximately $35.0 million. A change in our reserves for net losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the reconciliation of loss reserves on a gross and net basis for the years ended December 31, 2015, 2014, and 2013, reflecting changes in losses incurred and paid losses:

(amounts in thousands)	Years Ended December 31,
	2015			2014			2013
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,450,305	$111,848	$1,562,153	$1,259,241	$—	$1,259,241	$1,286,533
Less: Reinsurance recoverables at beginning of the year	(888,215)	(23,583)	(911,798)	(950,828)	—	(950,828)	(991,447)
Net balance at beginning of the year	562,090	88,265	650,355	308,413	—	308,413	295,086
Incurred losses and LAE related to:
Current year	1,265,702	100,255	1,365,957	1,008,406	25,382	1,033,788	456,039
Prior year	18,378	(2,694)	15,684	17,941	1,336	19,277	6,085
Total incurred	1,284,080	97,561	1,381,641	1,026,347	26,718	1,053,065	462,124
Paid losses and LAE related to:
Current year	(835,854)	(37,018)	(872,872)	(645,826)	(20,715)	(666,541)	(265,907)
Prior year	(347,912)	(55,501)	(403,413)	(187,010)	(12,429)	(199,439)	(182,890)
Total paid	(1,183,766)	(92,519)	(1,276,285)	(832,836)	(33,144)	(865,980)	(448,797)
Acquired outstanding loss and loss adjustment reserve	169,257	—	169,257	66,066	94,691	160,757	—
Effect of foreign exchange rates	(2,520)	—	(2,520)	(5,900)	—	(5,900)	—
Net balance at end of the year	829,141	93,307	922,448	562,090	88,265	650,355	308,413
Plus reinsurance recoverables at end of the year	794,091	39,085	833,176	888,215	23,583	911,798	950,828
Gross balance at end of the year	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153	$1,259,241

For the years ended December 31, 2015, 2014 and 2013, our gross reserves for loss and LAE were $1,755.6 million, $1,562.2 million and $1,259.2 million, respectively, of which our case reserves and our reserves for estimated losses that have been incurred but not reported (IBNR) were broken down as follows:

(amounts in thousands)	December 31,
	2015			2014			2013
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	Total
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$523,356	$68,092	$591,448	$470,862	$73,689	$544,551	$342,254
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, gross of related reinsurance recoverable*	1,099,876	64,300	1,164,176	979,443	38,159	1,017,602	916,987
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153	$1,259,241

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$412,244	$50,664	$462,908	$320,849	$56,569	$377,418	$163,844
Incurred but not reported (IBNR) reserves for unpaid losses and LAE, net of related reinsurance recoverable	416,897	42,643	459,540	241,241	31,696	272,937	144,569
Unpaid losses and LAE, net of related reinsurance recoverable	$829,141	$93,307	$922,448	$562,090	$88,265	$650,355	$308,413
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

The “cumulative redundancy (deficiency)” represents, as of December 31, 2015, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy or favorable development means that the original estimate was higher than the current estimate. A deficiency or unfavorable development means that the current estimate is higher than the original estimate.

Analysis of Loss and Loss Adjustment Expense Reserve Development

(amounts in thousands)	Period from March 1, 2010 (Inception) to December 31,	Years Ended December 31,
Gross Basis	2010	2011	2012	2013	2014	2015
Gross of Reinsurance Loss and LAE Reserve
As Originally Estimated	$1,081,630	$1,218,412	$1,286,533	$1,259,241	$1,562,153	$1,755,624
Liability re-estimated as of:
One year later	$1,190,512	$1,236,164	$1,284,001	$1,265,935	$1,565,327
Two years later	$1,272,311	$1,211,144	$1,293,020	$1,261,694
Three years later	$1,227,800	$1,202,737	$1,301,356
Four years later	$1,212,021	$1,223,347
Five years later	$1,223,873

Cumulative deficiency (redundancy)	$142,243	$4,935	$14,823	$2,453	$3,174
Cumulative amount paid as of:
One year later	$324,931	$298,463	$386,048	$342,214	$582,297
Two years later	$463,252	$460,278	$517,373	$517,531
Three years later	$539,092	$526,243	$621,139
Four years later	$578,216	$593,415
Five years later	$628,501

Re-estimated Liability as % of Original as of:
One year later	110.1%	101.5%	99.8%	100.5%	100.2%
Two years later	117.6%	99.4%	100.5%	100.2%
Three years later	113.5%	98.7%	101.2%
Four years later	112.1%	100.4%
Five years later	113.2%

Cumulative deficiency (redundancy) on gross reserve	13.2%	0.4%	1.2%	0.2%	0.2%

Loss and LAE cumulative paid as a percentage of Originally Estimated Liability:
One year later	30.0%	24.5%	30.0%	27.2%	37.3%
Two years later	42.8%	37.8%	40.2%	41.1%
Three years later	49.8%	43.2%	48.3%
Four years later	53.5%	48.7%
Five years later	58.1%

(amounts in thousands)	Period from March 1, 2010 (Inception) to December 31,	Years Ended December 31,
Net Basis	2010	2011	2012	2013	2014	2015
Net of Reinsurance Loss and LAE Reserve
As Originally Estimated	$386,607	$297,693	$295,086	$308,413	$650,355	$922,448
Net Liability re-estimated as of:
One year later	$364,678	$298,991	$301,171	$327,690	$666,039
Two years later	$396,514	$305,447	$308,605	$328,408
Three years later	$384,464	$310,389	$310,827
Four years later	$390,973	$310,767
Five years later	$391,234

Cumulative deficiency (redundancy)	$4,627	$13,074	$15,741	$19,995	$15,684

Cumulative amount paid as of:
One year later	$198,970	$136,447	$182,890	$199,439	$403,413
Two years later	$277,463	$231,703	$251,355	$273,488
Three years later	$326,373	$266,135	$279,295
Four years later	$336,693	$280,509
Five years later	$344,627

Re-estimated Liability as % of Original as of:
One year later	94.3%	100.4%	102.1%	106.3%	102.4%
Two years later	102.6%	102.6%	104.6%	106.5%
Three years later	99.4%	104.3%	105.3%
Four years later	101.1%	104.4%
Five years later	101.2%

Cumulative deficiency (redundancy) on net reserve	1.2%	4.4%	5.3%	6.5%	2.4%

Loss and LAE cumulative paid as a percentage of Originally Estimated Liability:
One year later	51.5%	45.8%	62.0%	64.7%	62.0%
Two years later	71.8%	77.8%	85.2%	88.7%
Three years later	84.4%	89.4%	94.6%
Four years later	87.1%	94.2%
Five years later	89.1%

Revisions to reserve estimates are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

The 2014 cumulative deficiency of $15.7 million ($18.4 million excluding the Reciprocal Exchanges) was primarily related to $17.2 million of reserve strengthening in the A&H segment predominantly with respect to business subject to the EHC Reinsurance Agreement, which was effective at the beginning of 2014, and $1.2 million of unfavorable development in the P&C segment predominantly with respect to higher than expected loss emergence from commercial auto liability combined single limit insurance policies.

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

RAD 5.0 is an underwriting pricing tool that more accurately prices specific risk exposures to assist us in profitably underwriting our P&C products. Our RAD 5.0 technology offers significant advantages over our prior underwriting pricing system by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD 5.0 underwriting pricing tool will facilitate better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. See “-P&C Segment-Underwriting, Pricing and Risk Management, and Actuarial Capabilities.”

In our lender-placed insurance business, we use a proprietary insurance-tracking system to monitor the customers' mortgage portfolios to verify the existence of insurance on each mortgaged property. We believe we can leverage our technology expertise to operate the business under a more efficient cost structure.

Consistent with our niche, technology-driven focus, we have an arrangement with a managing general agency that has developed advanced vehicle telematics technology that monitors miles driven and other driver behavior, enabling us to leverage this technology to offer lower cost, low mileage products with less exposure.

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda, Luxembourg and Sweden. As of December 31, 2015, we had fifteen operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company, National Automotive Insurance Company and Agent Alliance Insurance Company.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2015.

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

In 2015, three of our insurance subsidiaries had more than four ratios departing from the usual range of values. Integon Casualty Insurance Company had five ratios with deviations primarily as a result of a dividend and return of capital paid during 2015 which was approved by the North Carolina Department of Insurance. Integon Preferred Insurance Company had six ratios with deviations primarily as a result of a dividend paid during 2015 which was approved by the North Carolina Department of Insurance. National Health Insurance Company had seven ratios with deviations primarily as a result of new business initiatives entered into during 2015 which increased premium over the prior year. All of the remaining insurance subsidiaries had four or less ratios outside of the usual ranges. The insurance subsidiaries will respond to these variances with no further inquiry expected from the NAIC.

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

Generally accepted accounting principles, or GAAP, is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

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

(i)	Surplus notes - under SAP, surplus notes payable are recognized in capital and surplus, rather than debt as under GAAP. Additionally, accrued interest is not recognized under SAP.

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

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the "material and relevant risks" associated with the insurer's current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer's lead insurance regulator. The ORSA report was filed in 2015 with the Company's lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2015, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Assigned Risks

Many states in which we conduct business require automobile liability insurers to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the state’s automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the voluntary market.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and ORSA Model Act, which when adopted by the states, will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA report was filed in 2015 with the Company's lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

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

In recent years, the lender-placed insurance business has been subject to class action litigation and investigations by state insurance regulators and federal regulatory agencies, including the Consumer Financial Protection Bureau and the Federal Housing Finance Agency. Litigation and regulatory proceedings have included allegations of excessive premium rates and inappropriate business transactions. Unfavorable outcomes of litigation or regulatory investigations or significant problems in our relationships with regulators could adversely affect our results of operations and financial condition, reputation, and ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our customers in the mortgage industry are the subject of various regulatory investigations and/or litigation regarding mortgage lending practices, which could indirectly affect agreements with these clients and our business.

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

Employees

As of December 31, 2015, we have approximately 4,630 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

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

For the year ended December 31, 2015, our P&C segment derived 84% of its gross premium written from the following twelve states: New York (19.5%); North Carolina (17.6%); California (13.8%); Florida (5.8%); Louisiana (4.3%); Michigan (4.3%); Texas (4.1%); New Jersey (3.8%); Virginia (3.8%); Washington (2.9%); Connecticut (2.2%) and Massachusetts (1.6%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse impact on our business, financial condition and results of operations.

If we cannot sustain our business relationships, including our relationships with independent agents, agencies and other parties, we may be unable to compete effectively and operate profitably.

We market our P&C segment products primarily through a network of approximately 22,000 independent agents. Our relationships with our agents are generally governed by agreements that may be terminated on short notice. Independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our ability to compete and remain profitable depends, in part, on our maintaining our business relationship with our independent agents and agencies, the marketing efforts of our independent agents and agencies and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our independent agents and agencies and their policyholders.

In connection with our lender-placed insurance business, we also have relationships with certain mortgage lenders and servicers, and we insure properties securing mortgages serviced by the mortgage loan servicers with whom we do business.

If such lenders terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. For example, in our lender-placed insurance business, restrictions imposed by state regulators on us or by federal regulators on our customers could affect our ability to do business with certain mortgage loan servicers or the volume or profitability of such business. Furthermore, the transfer by mortgage servicer clients of loan portfolios to other carriers or the new participation by other carriers in insuring or reinsuring lender-placed insurance risks could materially reduce our revenues and profits from this business.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. See Item 1, “Business-P&C Segment-Distribution and Marketing-Affinity Distribution Channel.” Our top five affinity relationships collectively represent 82.6% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

If we, together with our affiliates and the other third parties that we contract with, are unable to maintain our technology platform or our technology platform fails to operate properly, or meet the technological demands of our customers with respect to the products and services we offer, our business and financial performance could be significantly harmed.

In 2010, we engaged AmTrust to develop a new policy administration system to replace our three legacy mainframe systems. This system is now integrated across all lines of our P&C business. In addition, we developed our RAD 5.0 underwriting pricing tool, which allows us to more accurately evaluate specific risk exposures in order to assist us in profitably underwriting our P&C products.

If we are unable to properly maintain our policy administration system and our technology systems or if our technology systems otherwise fail to perform in the manner we currently contemplate, our ability to effectively underwrite and issue policies, process claims and perform other business functions could be significantly impaired and our business and financial performance could be significantly harmed. In addition, the success of our business is dependent on our ability to resolve any issues identified with our technology arrangements during operations and make any necessary improvements in a timely manner. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements could have an adverse effect on our business. See Item 1, "Business-Technology".

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

As of December 31, 2015, we had $112.4 million of goodwill recorded on our balance sheet. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If we determine that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2015, we had $348.9 million aggregate amount of intangible assets, excluding goodwill, recorded on our balance sheet. Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of our intangible assets at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to net income. In connection with the Tower Transaction, we acquired two management companies that are attorneys-in-fact for two reciprocal exchanges. If the reciprocal business does not perform well or the reciprocal exchanges are downgraded, we may be required to recognize an impairment of our intangible assets. Such write downs could have a material adverse effect on our financial condition and results of operations.

Our relationship with AmTrust and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

AmTrust is a publicly-traded insurance holding company controlled by Michael Karfunkel, Leah Karfunkel ( a trustee of the Karfunkel Family Trust), George Karfunkel, Michael Karfunkel’s brother, and Barry Zyskind. AmTrust beneficially owns or controls approximately 11.6% of our outstanding shares of common stock. Mr. Zyskind is the chief executive officer of AmTrust, the son-in-law of Michael Karfunkel and is a member of our board of directors. Also, AmTrust (through a subsidiary) was a reinsurer under our quota share reinsurance treaty (“Personal Lines Quota Share”) pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. AmTrust received 10% of such ceded premium and assumed 10% of the related losses solely with respect to policies in effect as of July 31, 2013.

We are party to a number of other arrangements with AmTrust and its affiliates, including, among others, an asset management agreement pursuant to which a subsidiary of AmTrust provides investment management services to us; a master services agreement pursuant to which AmTrust provides us and our affiliates with information technology development services in connection with the development and licensing of our policy administration system; a consulting and marketing agreement pursuant to which a subsidiary of AmTrust provides certain consulting and marketing services to promote our captive insurance program; joint investments in entities owning life settlement contracts; joint investments in entities owning office buildings in Ohio, Texas and Illinois; and an aircraft timeshare agreement with a subsidiary of AmTrust. Conflicts of interest could arise with respect to any of our contractual arrangements with AmTrust and its affiliates, as well as any other business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. AmTrust’s interests may be different from the interests of our company and the interests of our other stockholders.

Our relationship with Maiden and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

Maiden Holdings, Ltd. ("Maiden") is a publicly-held Bermuda insurance holding company of which Michael Karfunkel, our founder, major stockholder and chairman and chief executive officer, was a founding stockholder. As of December 31, 2015, Michael Karfunkel, Leah Karfunkel (a trustee of the Karfunkel Family Trust), George Karfunkel and Barry Zyskind owned or controlled approximately 6.1%, 7.5%, 2.3% and 4.4%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance Company, Ltd. (“Maiden Insurance”), a wholly owned subsidiary of Maiden, is a Bermuda reinsurer.

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

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Family Trust. ACP Re was a reinsurer under the Personal Lines Quota Share pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. ACP Re received 15% of the ceded premium and assumed 15% of the related losses under this agreement solely with respect to policies in effect as of July 31, 2013. We also provide management services to ACP Re pursuant to a services agreement we entered into effective November 1, 2012. In addition, we acquired the renewal rights of the personal lines insurance operations of Tower Group International, Ltd., following ACP Re’s acquisition of Tower. As part of the Tower Transaction, we and AmTrust provided ACP Re with financing in an aggregate amount of up to $250 million ($125 million each). In addition, as part of the Tower Transaction, we and AmTrust issued a $250 million aggregate stop loss reinsurance agreement to Tower pursuant to which we each, as reinsurers, provide, severally, $125 million of stop loss coverage. This stop loss coverage indemnifies Tower to the extent Tower’s ultimate paid net losses on insurance policies covered thereunder exceed its reserves as of the consummation of the Tower Transaction, up to the liability limit ($125 million for each of us and AmTrust). ACP Re entered into a retrocession agreement with us and AmTrust pursuant to which ACP Re will reimburse any payments that we or AmTrust make to Tower under the stop loss reinsurance agreement. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2015, our investment in fixed-income securities was approximately $2,357.4 million, or 86.7% of our total investment portfolio, including cash and accrued interest. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of ordinary dividends that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $360.1 million as of December 31, 2015, taking into account dividends paid in the prior twelve month period.

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

•
Lender-placed insurance products. State departments of insurance and regulatory authorities may choose to review the appropriateness of our premium rates for our lender-placed insurance products. If the reviews by state departments of insurance lead to significant decreases in premium rates for our lender-placed insurance products, our results of operations could be materially adversely affected.

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

We have entered into a stop loss reinsurance agreement with the Luxembourg reinsurer under which we pay reinsurance premiums and cede losses and expenses in excess of the attachment point to the reinsurer. Provided that we are able to cede losses to the reinsurance company through this intercompany reinsurance agreement that are sufficient to utilize all of the reinsurance company’s equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance company. However, if the reinsurance company were to cease reinsuring business without exhausting the equalization reserves, it would recognize income in the amount of the unutilized equalization reserves that would be taxed by Luxembourg at a rate of approximately 30%. We must establish a deferred tax liability on our financial statements equal to approximately 30% of the unutilized equalization reserves. We adjust the deferred tax liability each reporting period based on premiums and investment income less losses and other expenses ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement. As of December 31, 2015, we had approximately $45.9 million of unutilized equalization reserves and an associated deferred tax liability of approximately $13.8 million relating to our three Luxembourg reinsurers. Under our business plan currently in effect, we expect that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreement will cause the equalization reserve to be fully utilized in three to five years at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of this intercompany reinsurance agreement are appropriately eliminated in consolidation.

A portion of our financial assets consists of life settlement contracts that are subject to certain risks.

As of December 31, 2015, we have a 50% ownership interest in entities that hold certain life settlement contracts (the “LSC Entities”), and the fair value of these contracts owned by the LSC Entities is $264.0 million, with our proportionate interest being $132.0 million.

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

The insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, agent commissions, geographic coverage and financial strength ratings. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products than we offer. Many of our competitors invest heavily in advertising and marketing efforts and/or expanding their online service offerings. Many of these competitors have better brand recognition than we have and have a significantly larger market share than we do. As a result, these larger competitors may be better able to offer lower rates to consumers, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. Our ability to compete against these larger competitors depends on our ability to deliver superior service and maintain our relationships with independent agents and affinity groups.

In our lender-placed insurance business, we use a proprietary insurance-tracking system to monitor the clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If, in addition to our current competitors, others in this industry develop a competing system or equivalent administering capabilities, this could adversely affect our business and results of operations.

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

For the year ended December 31, 2015, we generated $273.5 million in service and fee revenue from our P&C and A&H policyholders, which included origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2015, we had an aggregate amount of approximately $833.2 million of recoverables from third-party reinsurers for unpaid losses.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $545,000 in 2015. At December 31, 2015, the amount of reinsurance recoverable on unpaid losses from the NCRF and the MCCA was approximately $86.9 million and $656.9 million, respectively. In addition, at December 31, 2015, the amount of reinsurance recoverable on unpaid losses from Maiden Insurance, ACP Re, Technology Insurance and other reinsurers was approximately $21.1 million, $12.6 million, $8.4 million and $8.1 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”

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

Michael Karfunkel, Leah Karfunkel, the wife of Michael Karfunkel (a trustee of the Karfunkel Family Trust), and AmTrust, collectively, beneficially own or control approximately 54.7% of our outstanding shares of common stock. As a result, these holders have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These individuals may have interests that are different from those of other stockholders.

In addition, we are a “controlled company” pursuant to NASDAQ Listing Rule 5615(c) because Michael Karfunkel, Leah Karfunkel (a trustee of the Karfunkel Family Trust), and AmTrust collectively own approximately 54.7% of our voting power. Our common stock is listed on the NASDAQ Global Market. Therefore, we are exempt from the NASDAQ listing requirements with respect to having a majority of the members of the board of directors be independent; having our Compensation Committee and Nominating and Corporate Governance Committee be composed solely of independent directors; the compensation of our executive officers determined by a majority of our independent directors or a Compensation Committee composed solely of independent directors; and director nominees being selected or recommended for selection, either by a majority of our independent directors or by a nominating committee composed solely of independent directors. We rely on these exemptions.

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

As a relatively recent public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of The Sarbanes-Oxley Act of 2002 (“SOX”), periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the NASDAQ Global Market, which we were not required to comply with as a private company. In order to comply with these laws, rules and regulations, we have to enhance certain of our corporate processes, which require us to incur significant legal, accounting and other expenses. These efforts also require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease an aggregate of approximately 1,014,590 square feet of office space in 83 locations. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 178,000 square feet.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of February 24, 2016 there were approximately 295 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and cash dividends declared with respect to such shares:

2015	High	Low	Dividends Declared
First quarter	$19.19	$17.25	$0.02
Second quarter	$21.14	$17.41	$0.02
Third quarter	$23.88	$17.52	$0.02
Fourth quarter	$22.61	$18.52	$0.03

2014	High		Low	Dividends Declared
First quarter (from February 20, 2014)	$30.00	(1)	$13.58	$0.01
Second quarter	$18.69		$13.63	$0.01
Third quarter	$19.45		$16.59	$0.01
Fourth quarter	$19.71		$16.59	$0.02

(1) Represents opening trading price of 100 shares on February 20, 2014. High closing price for the first quarter of 2014 was $14.25.

On February 24, 2016, the closing price per share of our common stock was $19.89.

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

National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to pay dividends to us. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of dividends that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $360.1 million as of December 31, 2015, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning February 20, 2014 and ending on December 31, 2015 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on February 20, 2014. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparative Cumulative Total Returns Since February 20, 2014 for National General Holdings Corp., NASDAQ Composite Index and NASDAQ Insurance Index

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
National General Holdings	$131.72	$146.81	$136.14	$154.39
NASDAQ Composite Index	$114.84	$116.86	$108.26	$117.34
NASDAQ Insurance Index	$113.74	$115.21	$116.09	$121.10

	February 20, 2014	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
National General Holdings	$100.00	$98.32	$122.25	$118.74	$130.95
NASDAQ Composite Index	$100.00	$98.39	$103.30	$105.29	$110.98
NASDAQ Insurance Index	$100.00	$103.90	$105.97	$101.06	$113.76

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in Thousands, Except Percentages and per Share Data)
Selected Income Statement Data(1)
Gross premium written	$2,589,748	$2,135,107	$1,338,755	$1,351,925	$1,178,891
Ceded premiums(2)	(403,502)	(265,083)	(659,439)	(719,431)	(640,655)
Net premium written	$2,186,246	$1,870,024	$679,316	$632,494	$538,236
Change in unearned premium	(56,436)	(236,804)	8,750	(58,242)	(40,026)
Net earned premium	$2,129,810	$1,633,220	$688,066	$574,252	$498,210
Ceding commission income	43,790	12,430	87,100	89,360	77,475
Service and fee income	273,548	168,571	127,541	93,739	66,116
Net investment income	75,340	52,426	30,808	30,550	28,355
Net realized gain (loss) on investments	(10,307)	(2,892)	(1,669)	16,612	4,775
Bargain purchase gain and other revenue (expense)	(788)	(1,660)	16	3,728	—
Total revenues	$2,511,393	$1,862,095	$931,862	$808,241	$674,931
Loss and loss adjustment expense	1,381,641	1,053,065	462,124	402,686	340,152
Acquisition costs and other underwriting expenses(3)	405,930	315,089	134,887	110,771	75,191
General and administrative expenses(4)	530,347	348,762	280,552	246,644	208,939
Interest expense	28,885	17,736	2,042	1,787	1,994
Total expenses	$2,346,803	$1,734,652	$879,605	$761,888	$626,276
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	$164,590	$127,443	$52,257	$46,353	$48,655
Provision for income taxes	18,956	23,876	11,140	12,309	28,301
Income before equity in earnings (losses) of unconsolidated subsidiaries	$145,634	$103,567	$41,117	$34,044	$20,354
Equity in earnings (losses) of unconsolidated subsidiaries	10,643	1,180	1,274	(1,338)	23,760
Net income	$156,277	$104,747	$42,391	$32,706	$44,114
Less: Net loss (income) attributable to non-controlling interest	(14,025)	(2,504)	(82)	—	(14)
Net income attributable to National General Holdings Corp.	$142,252	$102,243	$42,309	$32,706	$44,100
Dividends on preferred stock	$(14,025)	$(2,291)	$(2,158)	$(4,674)	$(4,328)
Net income attributable to National General Holdings Corp. common stockholders	$128,227	$99,952	$40,151	$28,032	$39,772
Basic earnings per share(5)	$1.31	$1.09	$0.62	$0.62	$0.87
Weighted average shares outstanding - basic	98,242	91,499	65,018	45,555	45,555
Diluted earnings per share	$1.27	$1.07	$0.59	$0.56	$0.75
Weighted average shares outstanding - diluted	100,724	93,515	71,802	58,287	58,469
Insurance Ratios
Net loss ratio(6)	64.9%	64.5%	67.2%	70.1%	68.3%
Net operating expense ratio (non-GAAP)(7)(8)	29.1%	29.6%	29.2%	30.4%	28.2%
Net combined ratio (non-GAAP)(7)(9)	94.0%	94.1%	96.4%	100.5%	96.5%

	As of December 31,
	2015	2014	2013	2012	2011
	(Amounts in Thousands)
Selected Balance Sheet Data
Investments	$2,667,710	$1,866,105	$1,042,884	$951,928	$949,733
Cash and cash equivalents	$282,277	$132,615	$73,823	$39,937	$11,695
Premiums and other receivables, net	$758,633	$647,443	$449,252	$450,140	$387,558
Reinsurance recoverable on unpaid losses	$833,176	$911,798	$950,828	$991,447	$920,719
Goodwill and Intangibles assets, net	$461,312	$319,601	$156,915	$112,935	$77,433
Total assets	$5,563,392	$4,324,716	$2,837,515	$2,713,323	$2,524,891
Unpaid loss and loss adjustment expense reserves	$1,755,624	$1,562,153	$1,259,241	$1,286,533	$1,218,412
Unearned premiums	$1,192,499	$864,436	$476,232	$488,598	$449,598
Deferred tax liability	$12,247	$67,535	$24,476	$34,393	$17,262
Notes payable	$491,537	$299,082	$81,142	$70,114	$85,550
Common stock and Additional paid-in capital	$901,170	$691,670	$437,803	$158,470	$159,940
Preferred stock	$220,000	$55,000	$—	$53,054	$53,054
Total stockholders' equity	$1,536,640	$1,073,450	$642,867	$413,042	$361,596

(1)	Results for a number of periods were affected by our various acquisitions from 2011 to 2015.

(2)	Premiums ceded to related parties were $1,578, $44,936, $501,067, $561,434 and $491,689 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.

(4)
General and administrative expenses is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and Internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses include those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

(5)	No effect is given to the dilutive effect of outstanding stock options or restricted stock units during the relevant period.

(6)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net earned premiums.

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

Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, supplemental health, lender-placed and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

We manage our business through two segments: P&C and A&H. As of December 31, 2015, we transact business primarily through our fifteen regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company, National Automotive Insurance Company and Agent Alliance Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) between 90% and 95% while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2015, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.6x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $75.3 million, $52.4 million and $30.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We held 9.6% and 6.6%, of total invested assets in cash and cash equivalents as of December 31, 2015 and 2014, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of December 31, 2015 and 2014, our reserves, net of reinsurance recoverables, were $922.4 million and $650.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Recent Acquisitions

Since we acquired our P&C insurance business in 2010, we have made several acquisitions. These additional operations have increased our presence in our target markets and broadened our distribution capabilities. We believe that merger and acquisition transactions and their effective integration represent a core competency and provide continued growth opportunities.

•
In April 2014, we purchased Personal Express Insurance Company (“Personal Express”), a California domiciled personal auto and home insurer from Sequoia Insurance Company, an affiliate of AmTrust. The purchase price was approximately $21.5 million, subject to certain adjustments.

•
In June 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners. The purchase price was approximately $20.0 million. In connection with the Imperial transaction, we assumed certain debt of Imperial and Imperial Fire & Casualty Insurance Company (see Note 15, "Debt" in the notes to our consolidated financial statements).

•
In September 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of the Michael Karfunkel Family 2005 Trust (the “Karfunkel Family Trust”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower. In connection with the Merger, we acquired two management companies from ACP Re for $7.5 million. The management companies are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges”). We also agreed to pay ACP Re contingent consideration in the form of a three year earnout of 3% of the gross premium written of the Tower personal lines business written or assumed by us following the Merger. We estimated the fair value of the ACP Re Contingent Payments to be approximately $26.1 million at the acquisition date.

•
In April 2015, we closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48.0 million in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was estimated to be $4.1 million at December 31, 2015.

•
In October 2015, we closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which we acquired QBE’s lender-placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business. The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which we received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $95.7 million, subject to certain adjustments.

Principally through the following acquisitions in our A&H segment, we have built a platform to market our and other carriers’ A&H products. This platform consists of the following operations:

•
In November 2012, we acquired National Health Insurance Company (“NHIC”), a Texas-domiciled life and health insurer currently licensed in 48 states and the District of Columbia, to write our A&H risks. NHIC was established as a life and health insurer in 1979. NHIC offers a significant number of A&H insurance products for individuals and groups, which include life, accident, limited medical/hospital indemnity, short-term medical, cancer/critical illness, stop loss, travel accident/trip cancellation and dental/vision coverages.

•
In February 2012, we acquired VelaPoint, LLC ("VelaPoint"), a general agency that operates a call center with approximately 127 licensed agents selling a full range of supplemental medical insurance products, as well as individual major medical policies underwritten through a wide range of third-party insurance companies. For the year ended December 31, 2015, VelaPoint produced approximately $183.0 million in premium on behalf of third parties.

•
In February 2012, we acquired America’s HealthCare Plan (“AHCP”), a managing general agent/program manager. AHCP works with over 4,300 independent agents and general agents across the country to provide an array of insurance products, including those offered by third-party insurers, and serves as a significant method of distribution for NHIC’s products.

•
In September 2012, we acquired from the Coca-Cola Bottlers’ Association a health insurance administration company that administers specialty self-insurance arrangements, offering ERISA qualified self-insured plans to employers in affinity associations or trade groups and selling medical stop loss coverage to employers (collectively, the “TABS” companies). We believe the TABS companies, which wrote approximately $34.6 million in stop loss premium in 2015, have significant growth potential.

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

•
In April 2013, we acquired Euro Accident Health & Care Insurance Aktiebolag (“EHC”), a European group life and health insurance managing general agent. The agency distributes life and health insurance to groups as well as individuals. Distribution predominantly takes place through broker channels and affinity partners. For the year ended December 31, 2015, EHC produced approximately $88.3 million in premium on behalf of third parties. We have received the necessary licenses and approvals to enable us to write these products on our own behalf through two European insurance companies.

•
In January 2015, we closed on the acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois-based healthcare insurance general agency. We paid approximately $15.0 million on the acquisition date and agreed to pay potential future earnout payments ("HST Contingent Payments") based on the overall profitability of HST and the business underwritten by our insurance subsidiaries which is produced by HST. The fair value of the HST Contingent Payments was estimated to be $4.5 million at December 31, 2015.

•
In October 2015, we closed our acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. As part of the transaction, we acquired the small group self-funded and supplemental product lines, as well as North Star Marketing, a proprietary small group sales channel. The purchase price was an aggregate cash payment of $14.0 million.

In January 2014, in connection with the agreement by ACP Re to acquire Tower, Integon National Insurance Company, our wholly-owned subsidiary (“Integon National”), entered into a reinsurance agreement (the “Cut-Through Reinsurance Agreement”) with several Tower subsidiaries. Under the Cut-Through Reinsurance Agreement, Integon National reinsured on a 100% quota share basis with a cut-through endorsement all of Tower’s new and renewal personal lines business and assumed 100% of Tower’s unearned premium reserves with respect to in-force personal lines policies, in each case, net of reinsurance already in effect. The agreement was effective solely with respect to losses occurring on or after January 1, 2014. We paid a 20% ceding commission with respect to unearned premium assumed and a 22% ceding commission with respect to new and renewal business after January 1, 2014 and up to a 4% claims handling expense reimbursement to Tower on all Tower premium subject to the Cut-Through Reinsurance Agreement. This Agreement remained in effect until the closing of the Tower Transaction on September 15, 2014, and is currently in run-off.

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

National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250.0 million Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with an affiliated company, CastlePoint Reinsurance Company, Ltd. (“CP Re”). NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re is obligated to reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AII provide, severally, $125.0 million of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which, the parties to the Loss Portfolio Transfer Agreement have agreed will be established upon reevaluation as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56.0 million on the five-year anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56.0 million in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII.

In September 2014, NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as Administrative Agent, ACP Re and London Acquisition Company Limited, a wholly owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders, pursuant to which the Lenders made a $250.0 million loan ($125.0 million made by each Lender) to the Borrowers on the terms and conditions contained within the ACP Re Credit Agreement. The ACP Re Credit Agreement has a maturity date of September 15, 2021. Outstanding principal under the ACP Re Credit Agreement bears interest at a fixed annual rate of seven percent (7%), payable semi-annually on the last day of January and July. The obligations of the Borrowers are secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).

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

General and administrative expenses. General and administrative expenses is composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and Internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses include those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations” below.

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

Effective August 1, 2013, as permitted by the Personal Lines Quota Share, we terminated our cession of P&C premium to our quota share reinsurers and now retain 100% of such P&C gross premium written and related losses with respect to all new and renewal P&C policies bound after August 1, 2013. We continued to cede 50% of P&C gross premium written and related losses with respect to policies in effect as of July 31, 2013 to the quota share reinsurers until the expiration of such policies, which was completed as of July 1, 2014. This retention of our P&C premium will provide us the opportunity to substantially increase our underwriting and investment income, while also increasing our exposure to losses. See Item 1A, “Risk Factors-Risks Relating to Our Insurance Operations-We have reduced our dependence on reinsurance and will retain a greater percentage of our premium writings, which increases our exposure to the underlying policy risks.”

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

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is cancelled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. A non-sufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked. The Company estimates an allowance for doubtful accounts based on a percentage of fee income.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We immediately write down investments that we consider to be impaired based on the foregoing criteria collectively.

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

Use of estimates and assumptions. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our principal estimates include unpaid losses and LAE reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible premiums; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of share-based awards for stock compensation; the valuation of intangibles and the determination of goodwill; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

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

The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2015:

•Equity Securities - For publicly traded common and preferred stocks, we received prices from a nationally recognized pricing service that were based on observable market transactions and included these estimates in the amount disclosed in Level 1. When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by us, we receive an estimate of fair value from the pricing service that provided fair value estimates for our fixed-maturity securities because the pricing service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed-maturity securities. We include the estimate of the fair value of the non-redeemable preferred stock in the amount disclosed in Level 2 of the fair value hierarchy. We also hold certain equity securities that are issued by privately-held entity or direct equity investments that do not have an active market. We estimate the fair value of these securities primarily based on inputs such as third party broker quote, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

•U.S. Treasury and Federal Agencies - These investments are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in Level 2 of the fair value hierarchy.

•States and Political Subdivision Bonds - These investments are comprised of bonds and auction rate securities issued by U.S. state and municipal entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, these are classified within Level 2 of the fair value hierarchy. Municipal auction rate securities are reported in our consolidated balance sheets at cost, which approximates their fair value.

•Foreign Government ‑ Comprised of bonds issued by foreign governments, and are generally priced by pricing services. As the significant inputs used to price foreign government bonds are observable market inputs, the fair values of foreign government bonds are included in the Level 2 fair value hierarchy.

•Corporate Bonds - These investments are comprised of bonds issued by corporations and are generally priced by pricing services. The fair values of short-term corporate bonds are priced, by the pricing services, using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in Level 2 of the fair value hierarchy.

•Mortgage, Asset-backed and Structured Securities - These securities are comprised of commercial and residential mortgage-backed and structured securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment spreads, yield curves and credit spreads to the valuation. As the significant inputs used to price these securities are observable market inputs, the fair values of these securities are included in the Level 2 fair value hierarchy.

•Premiums and Other Receivables - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short-term nature of these assets.

•Notes Payable - The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of our 7.625% Notes which are publicly traded was determined using quoted market prices in active markets and is classified as Level 1 in the fair value hierarchy. The fair value of our 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments while the Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. The Company's 6.75% Notes, Imperial Surplus Notes and Reciprocal Exchanges' Surplus Notes are classified as Level 3 in the fair value hierarchy.

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

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2015				2014				2013
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$2,309,756	$283,582	$(3,590)	$2,589,748	$2,065,065	$70,042	$—	$2,135,107	$1,338,755
Ceded premiums	(249,601)	(157,491)	3,590	(403,502)	(248,117)	(16,966)	—	(265,083)	(659,439)
Net premium written	$2,060,155	$126,091	$—	$2,186,246	$1,816,948	$53,076	$—	$1,870,024	$679,316
Change in unearned premium	(65,054)	8,618	—	(56,436)	(231,350)	(5,454)	—	(236,804)	8,750
Net earned premium	$1,995,101	$134,709	$—	$2,129,810	$1,585,598	$47,622	$—	$1,633,220	$688,066
Ceding commission income (loss)	(2,510)	46,300	—	43,790	7,643	4,787	—	12,430	87,100
Service and fee income	300,114	13,226	(39,792)	273,548	178,333	139	(9,901)	168,571	127,541
Underwriting expenses:
Loss and loss adjustment expense	1,284,080	97,561	—	1,381,641	1,026,346	26,719	—	1,053,065	462,124
Acquisition costs and other underwriting expenses	378,066	27,972	(108)	405,930	308,822	6,267	—	315,089	134,887
General and administrative expenses	504,672	65,359	(39,684)	530,347	346,696	11,967	(9,901)	348,762	280,552
Total underwriting expenses	$2,166,818	$190,892	$(39,792)	$2,317,918	$1,681,864	$44,953	$(9,901)	$1,716,916	$877,563
Underwriting income	$125,887	$3,343	$—	$129,230	$89,710	$7,595	$—	$97,305	$25,144
Net investment income	66,429	8,911	—	75,340	50,627	1,799	—	52,426	30,808
Net realized gain (loss) on investments	(10,653)	346	—	(10,307)	(2,892)	—	—	(2,892)	(1,669)
Other revenue (expense)	(788)	—	—	(788)	(1,660)	—	—	(1,660)	16
Equity in earnings of unconsolidated subsidiaries	10,643	—	—	10,643	1,180	—	—	1,180	1,274
Interest expense	(24,229)	(4,656)	—	(28,885)	(12,012)	(5,724)	—	(17,736)	(2,042)
Income before provision (benefit) for income taxes	$167,289	$7,944	$—	$175,233	$124,953	$3,670	$—	$128,623	$53,531
Less: Provision (benefit) for income taxes	24,905	(5,949)	—	18,956	22,712	1,164	—	23,876	11,140
Net income	$142,384	$13,893	$—	$156,277	$102,241	$2,506	$—	$104,747	$42,391
Less: Net loss (income) attributable to non-controlling interest	(132)	(13,893)	—	(14,025)	2	(2,506)	—	(2,504)	(82)
Net income attributable NGHC	$142,252	$—	$—	$142,252	$102,243	$—	$—	$102,243	$42,309
Net loss ratio	64.4%	72.4%		64.9%	64.7%	56.1%		64.5%	67.2%
Net operating expense ratio (non-GAAP)	29.3%	25.1%		29.1%	29.6%	27.9%		29.6%	29.2%
Net combined ratio (non-GAAP)	93.7%	97.5%		94.0%	94.3%	84.0%		94.1%	96.4%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014				2013
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total expenses	$2,191,047	$195,548	$(39,792)	$2,346,803	$1,693,876	$50,677	$(9,901)	$1,734,652	$879,605
Less: Loss and loss adjustment expense	1,284,080	97,561	—	1,381,641	1,026,346	26,719	—	1,053,065	462,124
Less: Interest expense	24,229	4,656	—	28,885	12,012	5,724	—	17,736	2,042
Less: Ceding commission income (loss)	(2,510)	46,300	—	43,790	7,643	4,787	—	12,430	87,100
Less: Service and fee income	300,114	13,226	(39,792)	273,548	178,333	139	(9,901)	168,571	127,541
Net operating expense	$585,134	$33,805	$—	$618,939	$469,542	$13,308	$—	$482,850	$200,798
Net earned premium	$1,995,101	$134,709	$—	$2,129,810	$1,585,598	$47,622	$—	$1,633,220	$688,066
Net operating expense ratio (non-GAAP)	29.3%	25.1%		29.1%	29.6%	27.9%		29.6%	29.2%

During 2013, we terminated the Personal Lines Quota Share on a run-off basis (the "Quota Share Runoff") pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. Effective July 31, 2014, no additional premium is being ceded under the Personal Lines Quota Share.

Effective January 1, 2014, we entered into the Tower Cut-Through Reinsurance Agreement and effective September 15, 2014 we entered into the PL Reinsurance Agreement (such reinsurance agreements collectively, the "Tower Reinsurance Agreements") under which during the year ended December 31, 2014, we assumed unearned premium relating to in-force personal lines business and reinsured new and renewal personal lines policies written after January 1, 2014 by the Tower companies. In addition, as of September 15, 2014, in connection with the acquisition of the Management Companies for the Reciprocal Exchanges, the financial position and results of operations of the Reciprocal Exchanges are consolidated into our financial statements under U.S. GAAP.

On June 27, 2014, we purchased certain assets of Imperial Management Corporation ("Imperial"), including its underwriting subsidiaries Imperial Fire & Casualty Insurance Company and National Automotive Insurance Company, its retail agency subsidiary ABC Insurance Agencies, and its managing general agency subsidiary RAC Insurance Partners.

On October 1, 2015, we closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which we acquired QBE’s lender-placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business.

Our A&H segment, established in 2012, provides accident and health insurance through a number of businesses. In April 2013, we acquired Euro Accident Health and Care Insurance Aktiebolag (“EHC”), a Swedish group life and health insurance provider focused on health. EHC operates as a Managing General Agent, which means that it is a registered insurance intermediary and as such operates as a non-risk bearing insurer. Commencing January 1, 2014, our European insurance subsidiary began reinsuring all business placed by EHC (the "EHC Business"). Commencing April 1, 2014, all new and renewal policies placed by EHC are underwritten by our European insurance subsidiaries.

On October 1, 2015, we closed our acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. As part of the transaction, we acquired the small group self-funded and supplemental product lines, as well as North Star Marketing, a proprietary small group sales channel (the "Assurant Transaction").

As a result of the Quota Share Runoff, the Tower Reinsurance Agreements, the Imperial and QBE acquisitions, the Assurant Transaction, the consolidation of the Reciprocal Exchanges and the financial impact of the EHC Business, comparisons between the applicable yearly results will be less meaningful.

Consolidated Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross premium written. Gross premium written increased by $454.6 million from $2,135.1 million for the year ended December 31, 2014 to $2,589.7 million for the year ended December 31, 2015 due to an increase of $343.1 million in premiums received from the P&C segment primarily as a result of an increase in Imperial premium (increase of $61.0 million), the consolidation of the Reciprocal Exchanges (increase of $209.9 million), acquisition of our LPI Business (increase of $126.6 million) and organic growth (increase of $75.5 million), partially offset by a decrease in our Tower business (decrease of $131.9 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Premiums received from the A&H segment increased $111.5 million primarily as a result of premium from the Assurant Transaction (increase of $55.7 million) and organic growth (increase of $66.6 million), partially offset by a decrease in our EHC business (decrease of $10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net premium written. Net premium written increased by $316.2 million from $1,870.0 million for the year ended December 31, 2014 to $2,186.2 million for the year ended December 31, 2015. Net premium written for the P&C segment increased by $240.3 million for the year ended December 31, 2015 compared to the same period in 2014 primarily as a result of an increase in Imperial premium (increase of $50.2 million), the Quota Share Runoff (increase of $42.8 million), the consolidation of the Reciprocal Exchanges (increase of $73.0 million), acquisition of our LPI Business (increase of $125.7 million) and organic growth (increase of $89.1 million), partially offset by a decrease in our Tower business (decrease of $140.6 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Net premium written for the A&H segment increased by $76.0 million, primarily as a result of premium from the Assurant Transaction (increase of $55.7 million) and organic growth (increase of $31.0 million), partially offset by a decrease in our EHC business (decrease of $10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net earned premium. Net earned premium increased by $496.6 million, or 30.4%, from $1,633.2 million for the year ended December 31, 2014 to $2,129.8 million for the year ended December 31, 2015. The increase by segment was: P&C - $405.8 million and A&H - $90.8 million. The increase in the P&C segment was primarily attributable to an increase in Tower premium retention (increase of $39.0 million), the Quota Share Runoff (increase of $42.8 million), Imperial premium (increase of $50.8 million), the consolidation of the Reciprocal Exchanges (increase of $87.1 million), acquisition of our LPI Business (increase of $123.3 million) and organic growth (increase of $62.8 million). The increase in the A&H segment was primarily due to earned premium from the Assurant Transaction (increase of $55.8 million) and organic growth (increase of $34.9 million).

Ceding commission income. Ceding commission income increased from $12.4 million for the year ended December 31, 2014 to $43.8 million for the year ended December 31, 2015, reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff (including a sliding scale adjustment to our terminated third party quota share in 2015). Our consolidated ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.8% to 2.1%. Excluding the Reciprocal Exchanges, the ceding commission ratio was (0.1)% and 0.5% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' ceding commission ratio was 34.4% and 10.1% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Service and fee income. Service and fee income increased by $105.0 million, or 62.3%, from $168.6 million for the year ended December 31, 2014 to $273.5 million for the year ended December 31, 2015. The increase was primarily attributable to: (i) an increase of $40.4 million in service and fee income related to our A&H segment resulting from the Assurant Transaction and A&H organic growth and (ii) and an increase of $64.6 million related to our P&C segment resulting from the LPI Business acquisition and P&C organic growth.

The components of service and fee income are as follows:

	Year Ended December 31,
(amounts in thousands)	2015	2014	Change
Installment fees	$32,404	$30,323	$2,081
Commission revenue	58,807	52,597	6,210
General agent fees	76,855	45,637	31,218
Late payment fees	12,210	11,658	552
Group health administrative fees	29,622	4,358	25,264
Finance and processing fees	52,865	13,569	39,296
Lender service fees	4,364	—	4,364
Other	6,421	10,429	(4,008)
Total	$273,548	$168,571	$104,977

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $328.6 million, or 31.2%, from $1,053.1 million for the year ended December 31, 2014 to $1,381.6 million for the year ended December 31, 2015, primarily reflecting the Quota Share Runoff, the Imperial acquisition, the consolidation of the Reciprocal Exchanges, the LPI Business acquisition, the Assurant Transaction and loss experience in our domestic stop loss programs. The changes by segment were: P&C - increased $243.1 million and A&H - increased $85.4 million. Loss and LAE for the year ended December 31, 2015 included $15.7 million of unfavorable development on prior accident year loss and LAE reserves ($18.4 million excluding $2.7 million of favorable development for the Reciprocal Exchanges) primarily caused by $17.2 million of A&H reserve strengthening predominantly with respect to business subject to the EHC Reinsurance Agreement and $1.2 million of unfavorable development in the P&C segment predominantly with respect to higher than expected loss emergence from commercial auto liability combined single limit insurance policies. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, increased from 64.5% for the year ended December 31, 2014 to 64.9% for the year ended December 31, 2015 with a higher A&H segment net loss ratio resulting from higher loss experience in our domestic stop loss programs, partially offset by a lower P&C segment net loss ratio driven by product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 64.4% and 64.7% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' net loss ratio was 72.4% and 56.1% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively, including $2.7 million of favorable development on prior accident year loss and LAE reserves for the year ended December 31, 2015 and $1.3 million of unfavorable development on prior accident year loss and LAE reserves for the period ended December 31, 2014.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $90.8 million, or 28.8% from $315.1 million for the year ended December 31, 2014 to $405.9 million for the year ended December 31,

2015 primarily due to an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from the LPI Business acquisition, an increase resulting from the Assurant Transaction and as a result of organic growth, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $181.6 million, or 52.1%, from $348.8 million for the year ended December 31, 2014 to $530.3 million for the year ended December 31, 2015 primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from the LPI Business acquisition, an increase resulting from the Assurant Transaction and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $136.1 million, or 28.2% from $482.9 million for the year ended December 31, 2014 to $618.9 million for the year ended December 31, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased to 29.1% in the year ended December 31, 2015 from 29.6% in the year ended December 31, 2014 primarily as a result of increased service and fee income and maturation of the A&H business, partially offset by increased general and administrative expenses, and increased acquisition costs and other underwriting expenses.

Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.3% and 29.6% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' net operating expense ratio was 25.1% and 27.9% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Net investment income. Net investment income increased by $22.9 million, or 43.7%, from $52.4 million for the year ended December 31, 2014 to $75.3 million for the year ended December 31, 2015 primarily due to an increase in average invested assets as a result of our (i) capital raising activities in the first half of 2014 and (ii) issuances of Series B preferred stock, debt and common stock during the year ended December 31, 2015.

Net realized gain (loss) on investments. Net realized losses on investments increased by $7.4 million from a loss of $2.9 million for the year ended December 31, 2014 to a $10.3 million loss for the year ended December 31, 2015 primarily due to the recognition of a $15.2 million OTTI charge in the year ended December 31, 2015 relating to certain investments in the energy and natural resources sectors based on our qualitative and quantitative OTTI review as compared to a $2.2 million OTTI charge in the year ended December 31, 2014. These losses resulting from OTTI charges were partially offset by net realized gains on the sale of investments of $4.9 million for the year ended December 31, 2015 compared to net realized losses on the sale of investments of $0.6 million for the year ended December 31, 2014.

Equity in earnings (losses) of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $9.5 million, from $1.2 million in earnings for the year ended December 31, 2014 to $10.6 million in earnings for the year ended December 31, 2015, due to the change in fair market value of the life settlement contracts.

Interest expense. Interest expense for the years ended December 31, 2015 and 2014 was $28.9 million and $17.7 million, respectively, increasing primarily due to our (i) May 2014 issuance of $250.0 million aggregate principal amount of 6.75% Notes; (ii) August 2015 issuance of $100.0 million aggregate principal amount of 7.625% Notes; (iii) October 2015 issuance of $100.0 million aggregate principal amount of additional 6.75% Notes and (iv) the consolidation of the Reciprocal Exchanges.

Provision for income taxes. Consolidated income tax expense, which includes the Reciprocal Exchanges, decreased by $4.9 million, or 20.6%, from $23.9 million for the year ended December 31, 2014, reflecting an effective tax rate of 18.7%, to $19.0 million for the year ended December 31, 2015, reflecting an effective tax rate of 11.5%. The primary driver of the decrease in consolidated income tax expense was an increase in tax exempt foreign income. Income tax expense included a tax benefit of $27.1 million and $21.2 million for the years ended December 31, 2015 and 2014, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the years ended December 31, 2015 and 2014 by 16.5% and 16.7%, respectively.

NGHC, excluding the Reciprocal Exchanges, had income tax expense of $24.9 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively, reflecting effective tax rates of 15.9% and 18.3%, respectively.

The Reciprocal Exchanges had pre-tax income of $7.9 million for the year ended December 31, 2015 and pre-tax income of $3.7 million for the period ended December 31, 2014, respectively. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges' valuation allowance as of December 31, 2015 and 2014 was $17.3 million and $21.5 million, respectively.

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

Service and fee income. Service and fee income increased by $41.0 million, or 32.2%, from $127.5 million for the year ended December 31, 2013 to $168.6 million for the year ended December 31, 2014. The increase was primarily attributable to the increase of $13.7 million in service and fee income related to our A&H segment as a result of organic growth and the EHC Business and an increase of $27.4 million related to our P&C segment as a result of higher general agent fees and organic P&C segment growth.

The components of service and fee income are as follows:

	Year Ended December 31,
(amounts in thousands)	2014	2013	Change
Installment fees	$30,323	$30,666	$(343)
Commission revenue	52,597	43,716	8,881
General agent fees	45,637	21,526	24,111
Late payment fees	11,658	11,240	418
Group health administrative fees	4,358	3,321	1,037
Finance and processing fees	13,569	11,727	1,842
Other	10,429	5,345	5,084
Total	$168,571	$127,541	$41,030

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

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $180.2 million, or 133.6%, from $134.9 million for the year ended December 31, 2013 to $315.1 million for the year ended December 31, 2014 primarily due to the Tower Reinsurance Agreements, Quota Share Runoff, A&H growth expenses and the EHC Business.

General and administrative expenses. General and administrative expenses increased by $68.2 million, or 24.3%, from $280.6 million for the year ended December 31, 2013 to $348.8 million for the year ended December 31, 2014 primarily as a result of the Tower Reinsurance Agreements, organic growth and the EHC Business.

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

P&C Segment - Results of Operations

	Year Ended December 31,
	2015				2014				2013
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Gross premium written	$2,057,834	$283,582	$(3,590)	$2,337,826	$1,924,666	$70,042	$—	$1,994,708	$1,305,254
Ceded premiums	(213,632)	(157,491)	3,590	(367,533)	(247,720)	(16,966)	—	(264,686)	(659,154)
Net premium written	$1,844,202	$126,091	$—	$1,970,293	$1,676,946	$53,076	$—	$1,730,022	$646,100
Change in unearned premium	(60,402)	8,618	—	(51,784)	(211,824)	(5,454)	—	(217,278)	8,749
Net earned premium	$1,783,800	$134,709	$—	$1,918,509	$1,465,122	$47,622	$—	$1,512,744	$654,849
Ceding commission income (loss)	(3,601)	46,300	—	42,699	7,643	4,787	—	12,430	87,100
Service and fee income	201,304	13,226	(39,792)	174,738	119,876	139	(9,901)	110,114	82,752
Underwriting expenses:
Loss and loss adjustment expense	1,112,758	97,561	—	1,210,319	940,457	26,719	—	967,176	435,989
Acquisition costs and other underwriting expenses	312,067	27,972	(108)	339,931	254,130	6,267	—	260,397	110,509
General and administrative expenses	422,561	65,359	(39,684)	448,236	290,079	11,967	(9,901)	292,145	252,345
Total underwriting expenses	$1,847,386	$190,892	$(39,792)	$1,998,486	$1,484,666	$44,953	$(9,901)	$1,519,718	$798,843
Underwriting income	$134,117	$3,343	$—	$137,460	$107,975	$7,595	$—	$115,570	$25,858
Net loss ratio	62.4%	72.4%		63.1%	64.2%	56.1%		63.9%	66.6%
Net operating expense ratio (non-GAAP)	30.1%	25.1%		29.7%	28.4%	27.9%		28.4%	29.5%
Net combined ratio (non-GAAP)	92.5%	97.5%		92.8%	92.6%	84.0%		92.3%	96.1%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2015				2014				2013
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total	Total
	(Amounts in Thousands)
Total underwriting expenses	$1,847,386	$190,892	$(39,792)	$1,998,486	$1,484,666	$44,953	$(9,901)	$1,519,718	$798,843
Less: Loss and loss adjustment expense	1,112,758	97,561	—	1,210,319	940,457	26,719	—	967,176	435,989
Less: Ceding commission income (loss)	(3,601)	46,300	—	42,699	7,643	4,787	—	12,430	87,100
Less: Service and fee income	201,304	13,226	(39,792)	174,738	119,876	139	(9,901)	110,114	82,752
Net operating expense	$536,925	$33,805	$—	$570,730	$416,690	$13,308	$—	$429,998	$193,002
Net earned premium	$1,783,800	$134,709	$—	$1,918,509	$1,465,122	$47,622	$—	$1,512,744	$654,849
Net operating expense ratio (non-GAAP)	30.1%	25.1%		29.7%	28.4%	27.9%		28.4%	29.5%

P&C Segment Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross premium written. Gross premium written increased by $343.1 million, or 17.2%, from $1,994.7 million for the year ended December 31, 2014 to $2,337.8 million for the year ended December 31, 2015 primarily as a result of an increase in Imperial premium (increase of $61.0 million), the consolidation of the Reciprocal Exchanges (increase of $209.9 million), acquisition of the LPI Business (increase of $126.6 million) and organic growth (increase of $75.5 million), partially offset by a decrease in our Tower business (decrease of $131.9 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net premium written. Net premium written increased by $240.3 million from $1,730.0 million for the year ended December 31, 2014 to $1,970.3 million for the year ended December 31, 2015 primarily as a result of an increase in Imperial premium (increase of $50.2 million), the Quota Share Runoff (increase of $42.8 million), the consolidation of the Reciprocal Exchanges (increase of $73.0 million), acquisition of the LPI Business (increase of $125.7 million) and organic growth (increase of $89.1 million), partially offset by a decrease in our Tower business (decrease of $140.6 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net earned premium. Net earned premium increased by $405.8 million, or 26.8%, from $1,512.7 million for the year ended December 31, 2014 to $1,918.5 million for the year ended December 31, 2015 primarily as a result of an increase in Tower premium retention (increase of $39.0 million), the Quota Share Runoff (increase of $42.8 million), Imperial premium (increase of $50.8 million), the consolidation of the Reciprocal Exchanges (increase of $87.1 million), acquisition of the LPI Business (increase of $123.3 million) and organic growth (increase of $62.8 million).

Ceding commission income. Our ceding commission income increased by $30.3 million from $12.4 million for the year ended December 31, 2014 to $42.7 million for the year ended December 31, 2015 reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff (including a sliding scale adjustment to our terminated third party quota share in 2015). Our P&C segment ceding commission ratio, which includes the Reciprocal Exchanges, increased from 0.8% for the year ended December 31, 2014 to 2.2% for the year ended December 31, 2015. Excluding the Reciprocal Exchanges, the ceding commission ratio was (0.2)% and 0.5% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' ceding commission ratio was 34.4% and 10.1% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Service and fee income. Service and fee income increased by $64.6 million, or 58.7%, from $110.1 million for the year ended December 31, 2014 to $174.7 million for the year ended December 31, 2015 primarily resulting from the acquisition of the LPI Business and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $243.1 million, or 25.1%, from $967.2 million for the year ended December 31, 2014 to $1,210.3 million for the year ended December 31, 2015 primarily reflecting the Quota Share Runoff, the Imperial acquisition, the consolidation of the Reciprocal Exchanges and the acquisition of the LPI Business. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 63.9% for the year ended December 31, 2014 to 63.1% for the year ended December 31, 2015 primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 62.4% and 64.2% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' net loss ratio was 72.4% and 56.1% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $79.5 million from $260.4 million for the year ended December 31, 2014 to $339.9 million for the year ended December 31, 2015. The increase was primarily due to an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from our LPI Business and as a result of organic growth.

General and administrative expenses. General and administrative expenses increased by $156.1 million from $292.1 million for the year ended December 31, 2014 to $448.2 million for the year ended December 31, 2015 primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from our LPI Business and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $140.7 million, or 32.7%, from $430.0 million for the year ended December 31, 2014 to $570.7 million for the year ended December 31, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.4% for the year ended December 31, 2014 to 29.7% for the year ended December 31, 2015 primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.1% and 28.4% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' net operating expense ratio was 25.1% and 27.9% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Underwriting income. Underwriting income increased from $115.6 million for the year ended December 31, 2014 to $137.5 million for the year ended December 31, 2015 primarily as a result of an increase resulting from our LPI Business and higher organic growth. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the year ended December 31, 2015 increased to 92.8% compared to 92.3% for the same period in 2014 primarily as a result of a higher net operating expense ratio, partially offset by the improved net loss ratio. Excluding the Reciprocal Exchanges, the combined ratio was 92.5% and 92.6% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges' combined ratio was 97.5% and 84.0% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

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

A&H Segment - Results of Operations

	Year Ended December 31,
	2015	2014	2013
	(Amounts in Thousands)
Gross premium written	$251,922	$140,399	$33,501
Ceded premiums	(35,969)	(397)	(285)
Net premium written	$215,953	$140,002	$33,216
Change in unearned premium	(4,652)	(19,526)	1
Net earned premium	$211,301	$120,476	$33,217
Ceding commission income	1,091	—	—
Service and fee income	98,810	58,457	44,789
Underwriting expenses:
Loss and loss adjustment expense	171,322	85,889	26,135
Acquisition costs and other underwriting expenses	65,999	54,692	24,378
General and administrative expenses	82,111	56,617	28,207
Total underwriting expenses	$319,432	$197,198	$78,720
Underwriting income loss	$(8,230)	$(18,265)	$(714)
Net loss ratio	81.1%	71.3%	78.7%
Net operating expense ratio (non-GAAP)	22.8%	43.9%	23.5%
Net combined ratio (non-GAAP)	103.9%	115.2%	102.2%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2015	2014	2013
	(Amounts in Thousands)
Total underwriting expenses	$319,432	$197,198	$78,720
Less: Loss and loss adjustment expense	171,322	85,889	26,135
Less: Ceding commission income	1,091	—	—
Less: Service and fee income	98,810	58,457	44,789
Net operating expense	$48,209	$52,852	$7,796
Net earned premium	$211,301	$120,476	$33,217
Net operating expense ratio (non-GAAP)	22.8%	43.9%	23.5%

A&H Segment Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross premium written. Gross premium written increased by $111.5 million, from $140.4 million for the year ended December 31, 2014 to $251.9 million for the year ended December 31, 2015 primarily as a result of premium from the Assurant Transaction (increase of $55.7 million) and organic growth (increase of $66.6 million), partially offset by a decrease in our EHC business (decrease of $10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net premium written. Net premium written increased by $76.0 million, from $140.0 million for the year ended December 31, 2014 to $216.0 million for the year ended December 31, 2015 primarily as a result of premium from the Assurant Transaction (increase of $55.7 million) and organic growth (increase of $31.0 million), partially offset by a decrease in our EHC business (decrease of $10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net earned premium. Net earned premium increased by $90.8 million, from $120.5 million for the year ended December 31, 2014 to $211.3 million for the year ended December 31, 2015 primarily due to earned premium from the Assurant Transaction (increase of $55.8 million) and organic growth (increase of $34.9 million).

Service and fee income. Service and fee income increased by $40.4 million, or 69.0%, from $58.5 million for the year ended December 31, 2014 to $98.8 million for the year ended December 31, 2015 as a result of the Assurant Transaction and A&H organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $85.4 million, from $85.9 million for the year ended December 31, 2014 to $171.3 million for the year ended December 31, 2015. Our net loss ratio increased from 71.3% for the year ended December 31, 2014 to 81.1% for the year ended December 31, 2015. The loss ratio increase in the year ended December 31, 2015 was primarily driven by higher loss experience in our domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $11.3 million from $54.7 million for the year ended December 31, 2014 to $66.0 million for the year ended December 31, 2015 primarily due to an increase resulting from the Assurant Transaction and as a result of organic growth, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $25.5 million from $56.6 million for the year ended December 31, 2014 to $82.1 million for the year ended December 31, 2015 as a result of an increase resulting from the Assurant Transaction and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased $4.6 million from $52.9 million for the year ended December 31, 2014 to $48.2 million for the year ended December 31, 2015. The net operating expense ratio (non-GAAP) decreased from 43.9% for the year ended December 31, 2014 to 22.8% for the year ended December 31, 2015 primarily as a result of increased A&H premiums and higher service and fee income.

Underwriting loss. Underwriting loss decreased from a loss of $18.3 million for the year ended December 31, 2014 to a loss of $8.2 million for the year ended December 31, 2015 due to maturation of the A&H business. The combined ratio for the year ended December 31, 2015 decreased to 103.9% compared to 115.2% for the same period in 2014. The combined ratio was lower due to improved profitability driven by a reduced expense ratio reflecting continued maturation of the A&H business and higher service and fee income, partially offset by a higher net loss ratio.

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

Service and fee income. Service and fee income increased by $13.7 million, or 30.5%, from $44.8 million for the year ended December 31, 2013 to $58.5 million for the year ended December 31, 2014 as a result of the EHC Business and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $59.8 million, from $26.1 million for the year ended December 31, 2013 to $85.9 million for the year ended December 31, 2014. Our net loss ratio decreased from 78.7% for the year ended December 31, 2013 to 71.3% for the year ended December 31, 2014. The loss ratio in the year ended December 31, 2014 was positively affected by the EHC Business.

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

Underwriting loss. Underwriting loss increased from a loss of $0.7 million for the year ended December 31, 2013 to a loss of $18.3 million for the year ended December 31, 2014 due to the A&H expansion. The combined ratio for the year ended December 31, 2014 increased to 115.2% compared to 102.2% for the same period in 2013. The combined ratio was higher due to increased premium volume in connection with organic growth.

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

The average yield on our investment portfolio was 3.3% and 3.8% and the average duration of the portfolio was 5.31 and 5.35 years for the years ended at December 31, 2015 and 2014, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$53,356	$569	$(6,960)	$46,965
Preferred stock	11,448	377	—	11,825
Fixed maturities:
U.S. Treasury	19,348	1,052	(48)	20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of Securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The increase in gross unrealized losses from $17.4 million at December 31, 2014 to $64.8 million at December 31, 2015 resulted primarily from fluctuations in market interest rates.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of December 31, 2015 and 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2015 and 2014.

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of December 31, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$28,272	$27,853	$175	$178	$28,447	$28,031
Due after one year through five years	244,834	246,342	35,145	34,281	279,979	280,623
Due after five years through ten years	1,031,918	1,017,146	109,946	107,655	1,141,864	1,124,801
Due after ten years	330,244	321,985	45,519	45,200	375,763	367,185
Mortgage-backed securities	501,143	505,119	53,284	51,655	554,427	556,774
Total	$2,136,411	$2,118,445	$244,069	$238,969	$2,380,480	$2,357,414

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of December 31, 2015 and 2014:

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$39,490	$(6,932)	5	$130	$(28)	2	$39,620	$(6,960)
U.S. Treasury	7,141	(48)	5	—	—	—	7,141	(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

There were 444 and 208 securities at December 31, 2015 and 2014, respectively, that account for the gross unrealized loss, none of which are deemed by us to be an OTTI. At December 31, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. Significant factors influencing our determination that none of these securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that we will not be required to sell these investments before anticipated recovery of fair value to our cost basis.

As of December 31, 2015, of the $10.4 million of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $8.5 million of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

During the years ended December 31, 2015, 2014 and 2013, we recognized an OTTI loss of $15.2 million, $2.2 million and $2.9 million, respectively, on investments based on our qualitative and quantitative review. For the year ended December 31, 2015, the OTTI loss of $15.2 million related to certain investments in the energy and natural resources sectors and was based on the severity of the decline in relation to their amortized cost or cost.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of December 31, 2015 and 2014 are as follows:

December 31,	2015	2014
	(amounts in thousands)
Restricted cash	$13,776	$7,937
Restricted investments - fixed maturities at fair value	40,174	56,049
Total restricted cash and investments	$53,950	$63,986

Other. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of December 31, 2015 and 2014, we had no collateralized lending transaction principal outstanding. Interest income associated with lending agreements for the years ended December 31, 2015, 2014 and 2013 was $0.0 million, $0.0 million and $0.1 million, respectively.

As of December 31, 2015, we had collateralized borrowing transaction principal outstanding of $52.5 million at an interest rate of 0.80%. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.2 million and $0.3 million, respectively. We had approximately $55.4 million and $49.5 million of collateral pledged in support for these agreements as of December 31, 2015 and 2014, respectively.

Investment in Entities Holding Life Settlement Contracts

A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of AmTrust for the purpose of acquiring certain life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of AmTrust for the purpose of acquiring additional life settlement contracts. In the first quarter of 2013, we acquired a 50% interest in AMT Capital Holdings, S.A. (“AMTCH”), the other 50% of which is owned by AmTrust. Additionally, in December 2013, we formed AMT Capital Holdings II, S.A. ("AMTCH II") with AmTrust for the purpose of acquiring additional life settlement contracts. We have a 50% ownership interest in each of Tiger, AMT Alpha, AMTCH and AMTCH II (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies securing the loan through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third-party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.

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

As of December 31, 2015, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $264.0 million, with our proportionate interest being $132.0 million. Total capital contributions of approximately $1.1 million and $36.1 million were made to the LSC Entities during the years ended December 31, 2015 and 2014, respectively, for which we contributed approximately $0.6 million and $18.1 million, respectively, in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of December 31, 2015, the face value amounts of the 255 life insurance policies disclosed in the table below was approximately $1.6 billion. As of December 31, 2015, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of December 31, 2015. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of December 31, 2015
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	8	31,261	70,500
3 - 4	8	20,117	46,500
4 - 5	4	6,760	20,000
Thereafter	235	205,863	1,481,313
Total	255	$264,001	$1,618,313

(1)
The LSC Entities determined the fair value as of December 31, 2015 based on 213 policies out of 255 policies, as the LSC Entities assigned no value to 42 of the policies as of December 31, 2015. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the year ended December 31, 2015:

(amounts in thousands, except number of life settlement contracts)	December 31, 2015
Number of policies with a negative value from discounted cash flow model	42
Premiums paid for the year ended	$4,971
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2015, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2016	$54,540
2017	53,002
2018	41,409
2019	41,385
2020	38,627
Thereafter	487,107
$716,070

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. During 2015, we issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B (equivalent to 165,000 shares of Series B Preferred Stock). The total net proceeds we received from the issuance was approximately $159.6 million, after deducting the issuance expenses payable by us. In addition, during 2015, we issued 11,500,000 shares of common stock in a public offering at $19.00 per share. The total net proceeds we received from the issuance was approximately $210.6 million, after deducting the issuance expenses payable by us. Also, during 2015, we sold $100.0 million aggregate principal amount of our 7.625% Notes in a public offering. The net proceeds we received from the issuance was approximately $96.9 million, after deducting the underwriting discount and commissions, but before expenses. Further, during 2015, we sold an additional $100.0 million aggregate principal amount of our 6.75% Notes to certain purchasers in a private placement. The net proceeds we received from the issuance was approximately $98.9 million, after deducting the estimated issuance expenses payable by us. We also had a $135.0 million credit agreement under which there were no amounts outstanding as of December 31, 2015. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "7.625% Subordinated Notes due 2055", "Common Stock", "Preferred Stock", "6.75% Notes due 2024" and "Revolving Credit Agreement" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $360.1 million and $286.3 million as of December 31, 2015 and 2014, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2015, 2014 and 2013, there were $23.8 million, $12.0 million and $24.0 million, respectively, of dividends and return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1,276.3 million, $866.0 million and $448.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,116.7 million at December 31, 2013 to $1,998.7 million at December 31, 2014 and increased to $2,950.0 million at December 31, 2015. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the years ended December 31, 2015, 2014 and 2013, Management Corp. was paid approximately $38.2 million, $22.3 million and $26.2 million, respectively, in management fees.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Year Ended December 31,
	2015	2014	2013
Cash and Cash equivalents provided by (used in):
Operating activities	$316,064	$388,731	$10,503
Investing activities	(720,647)	(656,484)	(153,311)
Financing activities	554,588	324,758	176,694
Effect of exchange rate changes on cash and cash equivalents	(343)	1,787	—
Net Increase in Cash and Cash Equivalents	$149,662	$58,792	$33,886

Comparison of Years Ended December 31, 2015 and 2014

Net cash provided by operating activities was approximately $316.1 million for the year ended December 31, 2015, compared with $388.7 million provided by operating activities for the same period in 2014. For the year ended December 31, 2015, net cash provided by operating activities decreased $72.7 million from the comparable period in 2014, primarily as a result of an increase in premiums and other receivables driven by Tower premium retention, the LPI Business acquisition and the Assurant Transaction.

Net cash used in investing activities was $720.6 million for the year ended December 31, 2015, compared with net cash used in investing activities of $656.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, net cash used in investing activities increased primarily due to an increase of $84.9 million in the purchases of short term investments and an increase of $564.2 million in the purchases of fixed-maturity investments, partially offset by the change in loans to a related party (notes receivable) of $125.0 million, an increase of $185.6 million in the proceeds from the sale and maturity of fixed-maturity investments, a $92.0 million increase in the proceeds from the sale of short-term investments and an increase of $198.8 million in cash from acquisitions.

Net cash provided by financing activities was $554.6 million for the year ended December 31, 2015, compared with net cash provided by financing activities of $324.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, cash provided by financing activities increased versus the comparable period in 2014 primarily due to our: (a) issuance of 7.50% Non-Cumulative Series B Preferred Stock in the first half of 2015; (b) August 2015 sale of $100.0 million aggregate principal amount of 7.625% Notes; (c) August 2015 issuance of common stock; and (d) October 2015 sale of $100.0 million aggregate principal amount of additional 6.75% Notes, partially offset by (i) the issuance of common stock in our February 2014 private placement; (ii) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (iii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Series A Preferred Stock.

Comparison of Years Ended December 31, 2014 and 2013

Net cash provided by operating activities was approximately $388.7 million for the year ended December 31, 2014, compared with $10.5 million provided by operating activities for the same period in 2013. For the year ended December 31, 2014, net cash provided by operating activities increased $378.2 million from the comparable period in 2013, primarily as a result of the Tower Reinsurance Agreements and the Quota Share Runoff.

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

Net cash provided by financing activities was $324.8 million for the year ended December 31, 2014, compared with net cash provided by financing activities of $176.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, cash provided by financing activities increased versus the comparable period in 2013 primarily due to: (i) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75% Notes; and (ii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, partially offset by a lower amount of proceeds from the issuance of common stock in 2014 as compared to 2013.

Consolidating Balance Sheet Information
The following tables present the consolidating balance sheets as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	December 31, 2015
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,063,051	$238,969	$2,302,020
Equity securities, available-for-sale, at fair value	57,216	1,574	58,790
Short-term investments	1,528	1,999	3,527
Equity investment in unconsolidated subsidiaries	234,948	—	234,948
Other investments	13,031	—	13,031
Securities pledged	55,394	—	55,394
Total investments	2,425,168	242,542	2,667,710
Cash and cash equivalents	273,884	8,393	282,277
Accrued investment income	18,055	2,347	20,402
Premiums and other receivables, net	702,439	56,194	758,633
Deferred acquisition costs	136,728	23,803	160,531
Reinsurance recoverable on unpaid losses	794,091	39,085	833,176
Prepaid reinsurance premiums	66,613	61,730	128,343
Income tax receivable	—	300	300
Notes receivable from related party	125,057	—	125,057
Due from affiliate	29,476	12,060	41,536
Premises and equipment, net	42,599	332	42,931
Intangible assets, net	344,073	4,825	348,898
Goodwill	112,414	—	112,414
Prepaid and other assets	41,091	93	41,184
Total assets	$5,111,688	$451,704	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,623,232	$132,392	$1,755,624
Unearned premiums	1,046,313	146,186	1,192,499
Unearned service contract and other revenue	12,504	—	12,504
Reinsurance payable	54,815	14,357	69,172
Accounts payable and accrued expenses	265,057	19,845	284,902
Securities sold under agreements to repurchase, at contract value	52,484	—	52,484
Deferred tax liability	(20,477)	32,724	12,247
Income tax payable	5,593	—	5,593
Notes payable	446,061	45,476	491,537
Other liabilities	112,085	38,105	150,190
Total liabilities	3,597,667	429,085	4,026,752
Stockholders’ equity:
Common stock	1,056	—	1,056
Preferred stock	220,000	—	220,000
Additional paid-in capital	900,114	—	900,114
Accumulated other comprehensive income (loss)	(19,414)	—	(19,414)
Retained earnings	412,044	—	412,044
Total National General Holdings Corp. Stockholders' Equity	1,513,800	—	1,513,800
Non-controlling interest	221	22,619	22,840
Total stockholders’ equity	1,514,021	22,619	1,536,640
Total liabilities and stockholders' equity	$5,111,688	$451,704	$5,563,392

	December 31, 2014
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$1,374,087	$222,739	$1,596,826
Equity securities, available-for-sale, at fair value	45,802	2,817	48,619
Short-term investments	50	10,490	10,540
Equity investment in unconsolidated subsidiaries	155,900	—	155,900
Other investments	4,764	—	4,764
Securities pledged	49,456	—	49,456
Total investments	1,630,059	236,046	1,866,105
Cash and cash equivalents	123,178	9,437	132,615
Accrued investment income	12,553	1,898	14,451
Premiums and other receivables, net	589,205	58,238	647,443
Deferred acquisition costs	121,514	4,485	125,999
Reinsurance recoverable on unpaid losses	888,215	23,583	911,798
Prepaid reinsurance premiums	75,837	26,924	102,761
Notes receivable from related party	125,000	—	125,000
Due from affiliate	5,129	—	5,129
Premises and equipment, net	30,583	—	30,583
Intangible assets, net	237,404	11,433	248,837
Goodwill	70,764	—	70,764
Prepaid and other assets	43,160	71	43,231
Total assets	$3,952,601	$372,115	$4,324,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,450,305	$111,848	$1,562,153
Unearned premiums	744,438	119,998	864,436
Unearned service contract and other revenue	8,527	—	8,527
Reinsurance payable	97,830	13,811	111,641
Accounts payable and accrued expenses	189,430	17,691	207,121
Due to affiliate	—	1,552	1,552
Securities sold under agreements to repurchase, at contract value	46,804	—	46,804
Deferred tax liability	29,133	38,402	67,535
Income tax payable	29,532	1,059	30,591
Notes payable	250,708	48,374	299,082
Other liabilities	46,114	5,710	51,824
Total liabilities	2,892,821	358,445	3,251,266
Stockholders’ equity:
Common stock	934	—	934
Preferred stock	55,000	—	55,000
Additional paid-in capital	690,736	—	690,736
Accumulated other comprehensive income	20,192	—	20,192
Retained earnings	292,832	—	292,832
Total National General Holdings Corp. Stockholders' Equity	1,059,694	—	1,059,694
Non-controlling interest	86	13,670	13,756
Total stockholders’ equity	1,059,780	13,670	1,073,450
Total liabilities and stockholders' equity	$3,952,601	$372,115	$4,324,716

Other Material Changes in Financial Position

	December 31,
(amounts in thousands)	2015	2014
Selected Assets:
Premiums and other receivables, net	$758,633	$647,443
Deferred acquisition costs	$160,531	$125,999
Prepaid reinsurance premiums	$128,343	$102,761
Goodwill and Intangible assets, net	$461,312	$319,601
Selected Liabilities:
Unearned premiums	$1,192,499	$864,436
Reinsurance payable	$69,172	$111,641
Other liabilities	$150,190	$51,824

During the year ended December 31, 2015, premiums and other receivables, net increased $111.2 million compared to December 31, 2014 primarily due to the increase in Tower premium retention, the LPI Business acquisition and the Assurant Transaction. Deferred acquisition costs increased $34.5 million compared to December 31, 2014 primarily due to the increase in Tower premium retention and the LPI Business acquisition. Prepaid reinsurance premiums increased $25.6 million compared to December 31, 2014 primarily due to the consolidation of the Reciprocal Exchanges. Goodwill and Intangible assets, net increased $141.7 million compared to December 31, 2014 primarily due to the LPI Business acquisition, the Assurant Transaction, and our HST and ARS acquisitions.

During the year ended December 31, 2015, unearned premiums increased $328.1 million compared to December 31, 2014 primarily due to the increase in Tower premium retention, the LPI Business acquisition and organic growth. Reinsurance payable decreased $42.5 million compared to December 31, 2014 primarily due to the Tower Reinsurance Agreements and the EHC business. Other liabilities increased $98.4 million compared to December 31, 2014 primarily due to deferred revenue for ARS, the consolidation of the Reciprocal Exchanges and an increase in outstanding in process disbursements driven by growth in the business.

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

We assume and cede insurance risks under various reinsurance agreements, on both a pro rata basis and an excess of loss basis. We purchase reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. As part of our overall risk and capacity management strategy, we purchase excess of loss catastrophic and casualty reinsurance for protection against catastrophic events and other large losses. The property catastrophe program provides a total of $450 million in coverage in excess of a $50 million retention, with one reinstatement. We also purchased drop-down coverage to reduce the retention to $35 million for Texas and Louisiana. The casualty program provides $45 million in coverage in excess of a $5 million retention. We pay a premium as consideration for ceding the risk.

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

All automobile insurers doing business in Michigan are required to participate in the MCCA. The MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of a set limit. Insurers are reimbursed for their covered losses in excess of a $545,000 threshold, which was increased from $460,000 to $480,000 on July 1, 2010, was increased to $500,000 in 2011 and remained at the $500,000 level through June 30, 2013. Policies effective after July 1, 2013 have a threshold of $530,000. For policies effective after July 1, 2015 through June 30, 2017, the retention will be $545,000. We currently have claims with retentions ranging from $250,000 to $545,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The following is a summary of premium and related losses ceded to the MCCA for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31, (amounts in thousands)	2015	2014	2013
Ceded earned premiums	$12,146	$12,968	$12,882
Ceded Loss and LAE	15,482	12,529	9,037

Reinsurance recoverables from the MCCA as of December 31, 2015 and 2014 are as follows:

December 31, (amounts in thousands)	2015	2014
Reinsurance recoverable on paid losses	$6,986	$8,482
Reinsurance recoverable on unpaid losses	656,904	689,202

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

The following is a summary of premium and related losses ceded to the NCRF for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31, (amounts in thousands)	2015	2014	2013
Ceded earned premiums	$158,613	$151,744	$138,473
Ceded Loss and LAE	144,350	130,265	111,185

Reinsurance recoverables from the NCRF as of December 31, 2015 and 2014 are as follows:

December 31, (amounts in thousands)	2015	2014
Reinsurance recoverable on paid losses	$26,228	$22,050
Reinsurance recoverable on unpaid losses	86,941	84,152

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

We have a concentration of credit risk associated with the MCCA, the NCRF and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses from these entities at December 31, 2015 and 2014 are as follows:

December 31, (amounts in thousands)	2015	2014	A.M. Best Rating
MCCA	$656,904	$689,202	N/R
NCRF	86,941	84,152	N/R
Maiden Insurance	21,075	44,205	A-
ACP Re	12,645	26,523	A-
Technology Insurance Company, Inc.	8,430	17,682	A
Other reinsurers' balances - each less than 5% of total	8,096	26,451
Subtotal	$794,091	$888,215
Reciprocal Exchanges	39,085	23,583
Total	$833,176	$911,798

We also have reinsurance with ACP Re and Maiden Insurance that requires the reinsurers to provide collateral to mitigate any risk of default. As of December 31, 2015, ACP Re and Maiden Insurance had provided collateral in the amounts of $18.7 million and $30.8 million, respectively. As of December 31, 2014, ACP Re and Maiden Insurance had provided collateral in the amounts of $31.0 million and $58.5 million, respectively.

As of July 1, 2015, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The program provides a total of $355 million in coverage in excess of a $20 million retention, with one reinstatement.

7.625% Subordinated Notes due 2055

On August 18, 2015, we sold $100.0 million aggregate principal amount of our 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds we received from the issuance was approximately $96.6 million, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are our subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that we incur in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of our existing and future senior debt, including amounts outstanding under our revolving credit facility, our 6.75% Notes and certain of our other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the year ended December 31, 2015 was $3.0 million.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all of the covenants contained in the indenture as of December 31, 2015.

6.75% Notes due 2024

On May 23, 2014, we sold $250.0 million aggregate principal amount of our 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses.

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

On October 8, 2015, we sold an additional $100.0 million aggregate principal amount of our 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. The net proceeds we received from the issuance was approximately $98.9 million, after deducting the estimated issuance expenses payable by us. We intend to use the net proceeds from the issuance for general corporate purposes, including strategic acquisitions and to support our current and future policy writings. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the years ended December 31, 2015 and 2014 was $18.4 million and $10.2 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all of the covenants contained in the indenture as of December 31, 2015.

Revolving Credit Agreement

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the Credit Agreement, declare the Company’s obligations under the Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the Credit Agreement. The Credit Agreement had a maturity date of May 30, 2018.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of our consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of our consolidated leverage ratio. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of December 31, 2015).

As of December 31, 2015 and 2014, there was no outstanding balance on the line of credit. Interest expense for our existing and repaid lines of credit for the years ended December 31, 2015, 2014 and 2013 was $0.0 million, $1.2 million and $1.3 million, respectively.

We were in compliance with all of the covenants under the Credit Agreement as of December 31, 2015.

See also Note 28, "Subsequent Events" in the notes to our consolidated financial statements for information on the New Credit Agreement.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the years ended December 31, 2015 and 2014, was $0.2 million and $0.1 million, respectively. (See Note 7, "Acquisitions" in the notes to our consolidated financial statements).

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereof), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the year ended December 31, 2015 and for the period ended December 31, 2014, was $4.7 million and $5.7 million, respectively, which includes amortization of $(2.0) million and $3.8 million, respectively. (See Note 16, "Related Party Transactions" in the notes to our consolidated financial statements).

Common Stock

On June 5, 2013, we converted the then issued and outstanding 53,054 shares of Series A Preferred Stock into 12,295,430 shares of common stock (giving effect to a 286.22 to 1 stock split).

On June 6, 2013, we sold 21,850,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The shares of common stock were sold to investors at a price of $10.50 per share, except for 485,532 shares that were sold to FBR Capital Markets & Co. (“FBR”) and an affiliate of FBR, which were sold at a price of $9.765 per share representing the offering price per share sold to other investors less the amount of the initial purchaser discount or placement agent fee per share in the private placement. The cost of issuance of stock of approximately $1.1 million was charged directly to additional paid-in capital. The net proceeds to us after expenses were approximately $213.3 million.

On February 19, 2014, we sold an additional 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. We recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12.1 million was charged directly to additional paid-in capital. The net proceeds to us after expenses were approximately $177.8 million.

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

As of December 31, 2015 and 2014, we had no collateralized lending transaction principal outstanding. Interest income associated with lending agreements for the years ended December 31, 2015, 2014 and 2013 was $0.0 million, $0.0 million and $0.1 million, respectively.

As of December 31, 2015, we had collateralized borrowing transaction principal outstanding of $52.5 million at an interest rate of 0.80%. As of December 31, 2014, we had collateralized borrowing transaction principal outstanding of $46.8 million at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.2 million and $0.3 million, respectively. We had approximately $55.4 million and $49.5 million of collateral pledged in support for these agreements as of December 31, 2015 and 2014, respectively.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2015:

(amounts in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Loss and LAE(1)	$1,755,624	$636,223	$412,879	$195,347	$511,175
Operating lease obligations	103,301	16,147	30,502	24,425	32,227
Employment agreement obligations	5,631	3,653	1,449	529	—
Contributions to LSC Entities related to life settlement contracts(2)	358,037	27,270	47,206	40,007	243,554
Debt and interest(3)	959,883	31,487	62,973	62,973	802,450
Contingent payments(4)	26,195	13,583	12,612	—	—
Total	$3,208,671	$728,363	$567,621	$323,281	$1,589,406

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2015 and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business-Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors-Risks Relating to Our Business Generally-If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)
As of December 31, 2015, we had a 50% ownership interest in the LSC Entities which in turn owned 255 life settlement contracts with a carrying value of $264.0 million. In order to derive the economic benefit of the face value of these policies, the LSCs are required to make these premium payments.

(3)
The debt and interest contractual obligations of the Reciprocal Exchanges are excluded from the table since we do not own the Reciprocal Exchanges. The interest related to our debt by period as of December 31, 2015 was as follows: $31.5 million - less than 1 year, $63.0 million - 1 - 3 years, $63.0 million - 3 - 5 years and $347.5 million - more than 5 years.

(4)
On July 23, 2014, we and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires us to pay ACP Re contingent consideration in the form of a three-year earnout (the "ACP Re Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by us following the Merger. The ACP Re Contingent Payments are subject to a maximum of $30.0 million, in the aggregate, over the three-year period. The expected remaining ACP Re Contingent Payments as of December 31, 2015 are $17.6 million. (See Note 16, "Related Party Transactions" in the notes to our consolidated financial statements).

On April 1, 2015, we closed on the acquisition of ARS, a New Jersey-based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48.0 million in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was estimated to be $4.1 million at December 31, 2015.

On January 23, 2015, we closed on the acquisition of HST, an Illinois-based healthcare insurance general agency. The Company paid approximately $15.0 million on the acquisition date and agreed to pay potential future earnout payments ("HST Contingent Payments") based on the overall profitability of HST and the business underwritten by the Company's insurance subsidiaries which is produced by HST. The fair value of the HST Contingent Payments was estimated to be $4.5 million at December 31, 2015.

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

Interest Rate Risk. We had fixed-maturity securities and preferred stock with a fair value of $2,369.2 million and an amortized cost of $2,391.9 million as of December 31, 2015 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of December 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $11.8 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of December 31, 2015.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$2,171,178	$(186,236)	(7.9)%
100 basis point increase	2,289,049	(68,365)	(2.9)
No change	2,357,414	—	—
100 basis point decrease	2,543,650	186,236	7.9
200 basis point decrease	2,687,452	330,038	14.0

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $500.5 million principal amount of debt instruments of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.5 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of December 31, 2015 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules required to be filed pursuant to this Item 8 are listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, with participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting is effective as of December 31, 2015.

Management excluded from its design and assessment of internal control over financial reporting certain lines of business which were acquired from Assurant Health on October 1, 2015, and the lender-placed insurance business which was acquired from QBE Holdings, Inc. on October 1, 2015 (collectively “the acquired businesses”). The acquired businesses combined constituted approximately 3.4% of total assets as of December 31, 2015 and 8.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired businesses because of the timing of the acquisitions which were completed in the fourth quarter of 2015. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. Our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, our external auditors, who also audited our consolidated financial statements for the year ended December 31, 2015. As stated in their report, BDO expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
National General Holdings Corp.
New York, New York

We have audited National General Holdings Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National General Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain lines of business which were acquired from Assurant Health on October 1, 2015, and the lender-placed insurance business which was acquired from QBE Holdings, Inc. on October 1, 2015 (collectively “the acquired businesses”), and which are included in the consolidated balance sheet of National General Holdings Corp. as of December 31, 2015 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The acquired businesses combined constituted approximately 3.4% of total assets as of December 31, 2015 and 8.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired businesses because of the timing of the acquisitions which were completed in the fourth quarter of 2015. Our audit of internal control over financial reporting of National General Holdings Corp. also did not include an evaluation of the internal control over financial reporting of the acquired businesses.

In our opinion, National General Holdings Corp. maintained in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National General Holdings Corp. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 29, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 9, 2016 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2015 under our 2010 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,486,483	$9.31	1,768,870
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,486,483	$9.31	1,768,870

(1) Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 24, “Share-Based Compensation” in the notes to our consolidated financial statements.
(2) Only applies to outstanding options, as restricted stock units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 29, 2016.

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

NATIONAL GENERAL HOLDINGS CORP.
February 29, 2016	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael Karfunkel	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
Michael Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Michael Weiner

/s/ Donald Bolar	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Donald Bolar

/s/ Barry Karfunkel	President	February 29, 2016
Barry Karfunkel

/s/ Barry Zyskind	Director	February 29, 2016
Barry Zyskind

/s/ Donald DeCarlo	Director	February 29, 2016
Donald DeCarlo

/s/ Patrick Fallon	Director	February 29, 2016
Patrick Fallon

/s/ Barbara Paris	Director	February 29, 2016
Barbara Paris

/s/ Ephraim Brecher	Director	February 29, 2016
Ephraim Brecher

NATIONAL GENERAL HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National General Holdings Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of National General Holdings Corp. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National General Holdings Corp. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National General Holdings Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 29, 2016

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2015	2014
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $2,081,456 and $1,330,760)	$2,063,051	$1,374,087
Equity securities, available-for-sale, at fair value (cost $63,303 and $52,272)	57,216	45,802
Short-term investments	1,528	50
Equity investment in unconsolidated subsidiaries	234,948	155,900
Other investments	13,031	4,764
Securities pledged (amortized cost $54,955 and $47,546)	55,394	49,456
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $244,069 and $222,121)	238,969	222,739
Equity securities, available-for-sale, at fair value (cost $1,501 and $2,752)	1,574	2,817
Short-term investments	1,999	10,490
Total investments	2,667,710	1,866,105
Cash and cash equivalents (Exchanges - $8,393 and $9,437)	282,277	132,615
Accrued investment income (Exchanges - $2,347 and $1,898)	20,402	14,451
Premiums and other receivables, net (Related parties $62,306 and $168,134) (Exchanges - $56,194 and $58,238)	758,633	647,443
Deferred acquisition costs (Exchanges - $23,803 and $4,485)	160,531	125,999
Reinsurance recoverable on unpaid losses (Related parties - $42,774 and $88,970) (Exchanges - $39,085 and $23,583)	833,176	911,798
Prepaid reinsurance premiums (Exchanges - $61,730 and $26,924)	128,343	102,761
Income tax receivable (Exchanges - $300 and $0)	300	—
Notes receivable from related party	125,057	125,000
Due from affiliate (Exchanges - $12,060 and $0)	41,536	5,129
Premises and equipment, net (Exchanges - $332 and $0)	42,931	30,583
Intangible assets, net (Exchanges - $4,825 and $11,433)	348,898	248,837
Goodwill	112,414	70,764
Prepaid and other assets (Exchanges - $93 and $71)	41,184	43,231
Total assets	$5,563,392	$4,324,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $132,392 and $111,848)	$1,755,624	$1,562,153
Unearned premiums (Exchanges - $146,186 and $119,998)	1,192,499	864,436
Unearned service contract and other revenue	12,504	8,527
Reinsurance payable (Related parties - $31,923 and $41,965) (Exchanges - $14,357 and $13,811)	69,172	111,641
Accounts payable and accrued expenses (Related parties - $51,755 and $68,096) (Exchanges - $19,845 and $17,691)	284,902	207,121
Due to affiliate (Exchanges - $0 and $1,552)	—	1,552
Securities sold under agreements to repurchase, at contract value	52,484	46,804
Deferred tax liability (Exchanges - $32,724 and $38,402)	12,247	67,535
Income tax payable (Exchanges - $0 and $1,059)	5,593	30,591
Notes payable (Exchanges owed to related party - $45,476 and $48,374)	491,537	299,082
Other liabilities (Exchanges - $38,105 and $5,710)	150,190	51,824
Total liabilities	4,026,752	3,251,266
Commitments and contingencies (Note 18)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 105,554,331 shares - 2015; authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014	1,056	934
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015; authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014. Aggregate liquidation preference $220,000 - 2015, $55,000 - 2014	220,000	55,000
Additional paid-in capital	900,114	690,736
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(3,780)	(4,806)
Unrealized gains (losses) on investments	(15,634)	24,998
Total accumulated other comprehensive income (loss)	(19,414)	20,192
Retained earnings	412,044	292,832
Total National General Holdings Corp. Stockholders' Equity	1,513,800	1,059,694
Non-controlling interest (Exchanges - $22,619 and $13,670)	22,840	13,756
Total stockholders’ equity	1,536,640	1,073,450
Total liabilities and stockholders' equity	$5,563,392	$4,324,716

See accompanying notes to consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Premium income:
Gross premium written	$2,589,748	$2,135,107	$1,338,755
Ceded premiums (related parties - $1,578, $44,936 and $501,067 in 2015, 2014 and 2013, respectively)	(403,502)	(265,083)	(659,439)
Net premium written	2,186,246	1,870,024	679,316
Change in unearned premium	(56,436)	(236,804)	8,750
Net earned premium	2,129,810	1,633,220	688,066
Ceding commission income	43,790	12,430	87,100
Service and fee income	273,548	168,571	127,541
Net investment income	75,340	52,426	30,808
Net realized loss on investments	(10,307)	(2,892)	(1,669)
Other revenue (expense)	(788)	(1,660)	16
Total revenues	2,511,393	1,862,095	931,862
Expenses:
Loss and loss adjustment expense	1,381,641	1,053,065	462,124
Acquisition costs and other underwriting expenses	405,930	315,089	134,887
General and administrative expenses	530,347	348,762	280,552
Interest expense	28,885	17,736	2,042
Total expenses	2,346,803	1,734,652	879,605
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	164,590	127,443	52,257
Provision for income taxes	18,956	23,876	11,140
Income before equity in earnings of unconsolidated subsidiaries	145,634	103,567	41,117
Equity in earnings of unconsolidated subsidiaries	10,643	1,180	1,274
Net income	156,277	104,747	42,391
Less: Net income attributable to non-controlling interest	(14,025)	(2,504)	(82)
Net income attributable to National General Holdings Corp. ("NGHC")	$142,252	$102,243	$42,309
Dividends on preferred stock	(14,025)	(2,291)	(2,158)
Net income attributable to NGHC common stockholders	$128,227	$99,952	$40,151
Earnings per common share:
Basic earnings per share	$1.31	$1.09	$0.62
Diluted earnings per share	$1.27	$1.07	$0.59
Dividends declared per common share	$0.09	$0.05	$0.01
Weighted average common shares outstanding:
Basic	98,241,904	91,499,122	65,017,579
Diluted	100,723,936	93,515,417	71,801,613
Net realized gain (loss) on investments:
Other-than-temporary impairment loss	$(15,247)	$(2,244)	$(2,869)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(15,247)	(2,244)	(2,869)
Other net realized gain (loss) on investments	4,940	(648)	1,200
Net realized loss on investments	$(10,307)	$(2,892)	$(1,669)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$156,277	$104,747	$42,391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,026	(5,171)	365
Gross unrealized holding gain (loss) on securities, net of tax of ($27,621), $10,059 and $(16,242) in 2015, 2014 and 2013, respectively	(51,296)	18,681	(30,164)
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax of $5,336, $785 and $1,004 in 2015, 2014 and 2013, respectively	9,911	1,459	1,865
Other net realized (gain) loss on investments, net of tax of ($1,729), $(818) and $1,554 in 2015, 2014 and 2013, respectively	(3,211)	(1,520)	2,885
Other comprehensive income (loss), net of tax	(43,570)	13,449	(25,049)
Comprehensive income	112,707	118,196	17,342
Less: Comprehensive loss (income) attributable to non-controlling interest	(10,061)	(3,186)	(82)
Comprehensive income attributable to NGHC	$102,646	$115,010	$17,260

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance December 31, 2012	45,554,570	$455	53,054	$53,054	$158,015	$169,039	$32,474	$5	$413,042
Net income	—	—	—	—	—	42,309	—	82	42,391
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	365	—	365
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	(25,414)	—	(25,414)
Preferred stock dividends	—	—	—	—	—	(12,202)	—	—	(12,202)
Common stock dividends	—	—	—	—	—	(1,594)	—	—	(1,594)
Conversion of preferred stock	12,295,430	123	(53,054)	(53,054)	52,931	—	—	—	—
Issuance of common stock	21,881,800	219	—	—	213,058	—	—	—	213,277
Capital contributions	—	—	—	—	10,275	—	—	—	10,275
Stock-based compensation	—	—	—	—	2,727	—	—	—	2,727
Balance December 31, 2013	79,731,800	797	—	—	437,006	197,552	7,425	87	642,867
Net income	—	—	—	—	—	102,243	—	2,504	104,747
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,171)	—	(5,171)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	17,938	—	17,938
Reciprocal Exchanges' equity on September 15, 2014, date of consolidation	—	—	—	—	—	—	—	11,165	11,165
Preferred stock dividends	—	—	—	—	—	(2,291)	—	—	(2,291)
Common stock dividends	—	—	—	—	—	(4,672)	—	—	(4,672)
Issuance of common stock	13,570,000	136	—	—	177,697	—	—	—	177,833
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Capital contributions	—	—	—	—	74,215	—	—	—	74,215
Exercises of stock options	125,582	1	—	—	795	—	—	—	796
Stock-based compensation	—	—	—	—	2,859	—	—	—	2,859
Balance December 31, 2014	93,427,382	934	2,200,000	55,000	690,736	292,832	20,192	13,756	1,073,450
Net income	—	—	—	—	—	142,252	—	14,025	156,277
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,026	—	1,026
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	(40,632)	(3,964)	(44,596)
Change in non-controlling interest	—	—	—	—	—	—	—	(977)	(977)
Preferred stock dividends	—	—	—	—	—	(14,025)	—	—	(14,025)
Common stock dividends	—	—	—	—	—	(9,015)	—	—	(9,015)
Issuance of common stock	11,500,000	115	—	—	210,527	—	—	—	210,642
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock issued under employee stock plans and exercises of stock options	626,949	7	—	—	(1,638)	—	—	—	(1,631)
Stock-based compensation	—	—	—	—	5,937	—	—	—	5,937
Balance December 31, 2015	105,554,331	$1,056	2,365,000	$220,000	$900,114	$412,044	$(19,414)	$22,840	$1,536,640

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$156,277	$104,747	$42,391
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	49,628	43,905	21,536
Net amortization of premium on fixed maturities	5,008	2,596	3,870
Net amortization of discount on debt	(2,681)	3,774	—
Stock compensation expense	5,937	2,859	2,727
Equity in earnings of unconsolidated subsidiaries	(8,113)	(1,180)	(1,274)
Other net realized loss (gain) on investments	(4,940)	648	(2,645)
Other-than-temporary impairment loss	15,247	2,244	2,869
Realized loss (gain) on premise and equipment disposals	—	(271)	96
Bad debt expense	23,810	29,133	22,484
Foreign currency translation adjustment, net of tax	278	(1,655)	365
Changes in assets and liabilities:
Accrued investment income	(5,649)	(2,591)	(245)
Premiums and other receivables	45,340	(236,128)	(12,980)
Deferred acquisition costs, net	(34,532)	(65,626)	122
Reinsurance recoverable on unpaid losses	79,343	78,578	40,619
Prepaid reinsurance premiums	(25,582)	13,095	3,617
Prepaid expenses and other assets	27,177	(33,663)	963
Unpaid loss and loss adjustment expense reserves	23,004	133,531	(27,289)
Unearned premiums	79,731	212,577	(12,366)
Unearned service contract and other revenue	(1,553)	1,208	3,147
Reinsurance payable	(42,469)	(17,147)	(41,426)
Accounts payable	(99,049)	148,456	(440)
Income tax payable	(25,306)	30,116	(5,960)
Deferred tax liability	(34,677)	(65,507)	(10,712)
Other liabilities	89,835	5,032	(18,966)
Net cash provided by operating activities	316,064	388,731	10,503
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(68,975)	(21,647)	(47,729)
Purchases of other investments	(10,477)	(14,604)	(2,193)
Acquisition of consolidated subsidiaries, net of cash	162,569	(36,200)	(18,555)
Notes receivable from related party	—	(125,000)	—
Purchases of equity securities	(11,824)	(45,970)	(4,808)
Proceeds from sale of equity securities	3,951	2,829	—
Purchases of short term investments	(84,939)	—	(57,068)
Proceeds from sale of short-term investments	91,952	—	131,197
Purchases of premises and equipment	(22,669)	(15,307)	(10,873)
Proceeds from sale of premises and equipment	—	1,046	—
Purchases of fixed maturities	(1,310,560)	(746,338)	(439,673)
Proceeds from sale and maturity of fixed maturities	530,325	344,707	296,391
Net cash used in investing activities	(720,647)	(656,484)	(153,311)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	5,680	(62,825)	22,885
Securities sold but not yet purchased, net	—	—	(56,700)
Notes payable repayments	(631)	(84,427)	(58,435)
Proceeds from notes payable	195,400	245,077	69,463
Issuance of common stock, net (fees $7,858 - 2015, $12,146 - 2014 and $1,093 - 2013)	210,642	177,833	213,277
Issuance of preferred stock, net (fees $5,448- 2015, $1,836 - 2014 and $0 - 2013)	159,552	53,164	—
Exercises of stock options	2,595	796	—
Dividends paid to preferred shareholders	(10,931)	(1,260)	(12,202)
Dividends paid to common shareholders	(7,719)	(3,600)	(1,594)
Net cash provided by financing activities	554,588	324,758	176,694
Effect of exchange rate changes on cash and cash equivalents	(343)	1,787	—
Net increase in cash and cash equivalents	149,662	58,792	33,886
Cash and cash equivalents, beginning of the year	132,615	73,823	39,937
Cash and cash equivalents, end of the year	$282,277	$132,615	$73,823
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$77,000	$54,031	$24,500
Cash paid for interest	21,222	17,144	1,256
Non-cash capital contributions	—	74,215	10,275
Unsettled investment security purchases	16,670	—	—
Accrued preferred stock dividends	4,125	1,031	—
Accrued common stock dividends	3,167	1,870	797

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, a variety of insurance products, including personal and commercial automobile, homeowners, umbrella, recreational vehicle, supplemental health, lender-placed and other niche insurance products. The insurance is sold through a network of independent agents, relationships with affinity partners, and direct-response marketing programs. The Company is licensed to operate throughout the fifty states and the District of Columbia as well as the European Union.

2. Significant Accounting Policies

Basis of Reporting

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the "Reciprocal Exchanges" or "Exchanges"), following the Company's acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies. The results of the Reciprocal Exchanges and the management companies are included in the Company's Property and Casualty segment.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include unpaid losses and loss adjustment expense reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible premiums; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of share-based awards for stock compensation; the valuation of intangibles and the determination of goodwill; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company immediately writes down investments that it considers to be impaired based on the above criteria collectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded an other-than-temporary impairment charge of $15,247, $2,244, and $2,869, respectively.

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

(iv)
Limited partnerships - The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these limited partnerships is reported in net investment income, or equity in earnings of unconsolidated subsidiaries, as applicable.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of General and administrative expense in the Company's consolidated statements of income. Advertising expense was $38,263, $31,198 and $31,596 for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options, RSUs and convertible preferred stock using the treasury stock method.

Impairment of Long-lived Assets

The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in the years ended December 31, 2015, 2014 and 2013.

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

Assessments

Insurance-related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2015, 2014 and 2013 was $11,631, $6,267 and $6,866, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2015 and 2014, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

Reclassifications

Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The Company adopted ASU 2015-03 on April 1, 2015 which resulted in the reclassification of $4,923 of debt issuance costs from Prepaid and other assets to Notes payable in the Company's Consolidated Balance Sheet as of December 31, 2014 (see Note 15, "Debt"). In addition, balances of $110,348 were reclassified from Accounts payable and accrued expenses to Premiums and other receivables, net with the right of offset in the Company's Consolidated Balance Sheet as of December 31, 2014. This did not have any impact on the net income of the Company.

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

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is cancelled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. A non-sufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate the Company for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked. The Company estimates an allowance for doubtful accounts based on a percentage of fee income.

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

The following table summarizes service and fee income by category:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31,	2015	2014	2013
Installment fees	$32,404	$30,323	$30,666
Commission revenue	58,807	52,597	43,716
General agent fees	76,855	45,637	21,526
Late payment fees	12,210	11,658	11,240
Group health administrative fees	29,622	4,358	3,321
Finance and processing fees	52,865	13,569	11,727
Lender service fees	4,364	—	—
Other	6,421	10,429	5,345
Total	$273,548	$168,571	$127,541

Recent Accounting Literature

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective prospectively for fiscal years beginning after December 15, 2014, and interim periods within those years. The Company adopted ASU 2014-08 on January 1, 2015 and the implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, as part of its initiative to reduce complexity in accounting standards. ASU 2015-03 amends the current practice where debt issuance costs were recognized as separate assets (i.e., deferred charges) on the balance sheet and were not deducted from the carrying value of the debt liability. ASU 2015-03 amends the current practice and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU 2015-03 on April 1, 2015 which resulted in the reclassification of $4,923 of debt issuance costs from Prepaid and other assets to Notes payable in the Company's Consolidated Balance Sheet as of December 31, 2014 (see Note 15, "Debt").

Recently Issued Accounting Standards Update - Not Yet Adopted

In May 2014, the FASB issued guidance on recognizing revenue in contracts with customers. The objective of the new guidance as issued by the FASB in ASU 2014-09, “Revenue from Contracts with Customers”, is to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide for improved disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity applies the following five steps: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract; and (5) recognizes revenue when (or as) the entity satisfies the performance obligations. The new guidance also includes a comprehensive set of qualitative and quantitative disclosure requirements including information about: (i) contracts with customers-including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations; (ii) significant judgments in determining the satisfaction of performance obligations, determining the transaction price, and amounts allocated to performance obligations; and (iii) assets recognized from the costs to obtain or fulfill a contract. For a public entity, the amendments in this Update were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" for all entities by one year. Public business entities are to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from the scope of the new guidance, the guidance will be applicable to the Company’s other forms of revenue not specifically exempted from the guidance. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

In May 2015, the FASB issued ASU 2015-09, "Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts" to expand existing GAAP disclosure requirements for short-duration contracts regarding the liability for unpaid claims and claim adjustment expenses. The amendments in ASU 2015-09 are intended to increase the transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. Specifically, the amendments require the

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

following information for annual reporting periods about the liability for unpaid claims and claim adjustment expenses: (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses for each accident year presented of incurred claims development information, accompanied by a description of reserving methodologies (as well as any changes to those methodologies); (4) quantitative information about claim frequency (unless it is impracticable to do so) for each accident year presented of incurred claims development information, accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies); and (5) the average annual percentage payout of incurred claims by age (that is, history of claims duration) for the same number of accident years as presented in (3) and (4) above for all claims except health insurance claims. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. Additional disclosures about liabilities for unpaid claims and claim adjustment expenses reported at present value include the following: (1) the aggregate amount of discount for the time value of money deducted to derive the liability for unpaid claims and claim adjustment expenses for each period presented in the statement of financial position; (2) the amount of interest accretion recognized for each period presented in the statement of income; and (3) the line item(s) in the statement of income in which the interest accretion is classified. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. In the year of initial application of the amendments in ASU 2015-09, an insurance entity need not disclose information about claims development for a particular category that occurred earlier than five years before the end of the first financial reporting year in which the amendments are first applied if it is impracticable to obtain the information required to satisfy the disclosure requirement. For each subsequent year following the year of initial application, the minimum required number of years will increase by at least 1 but need not exceed 10 years, including the most recent period presented in the statement of financial position. Early application of the amendments in ASU 2015-09 is permitted. The amendments should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of ASU 2015-09 is limited to disclosure requirements and will not have an effect on the Company’s results of operations, financial position or liquidity.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition will be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 affect

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

all entities that hold financial assets or owe financial liabilities and make targeted improvements to existing GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requiring an entity to present separately in other comprehensive income ("OCI") the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of the following provisions in ASU 2016-01 is permitted as of the beginning of the fiscal year of adoption: (i) the "own credit" provision, in which an organization should present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (ii) the provision that exempts entities that are not public business entities from the requirement to apply the fair value of financial instruments disclosure guidance. Except for the early application guidance discussed above, early adoption of the amendments in ASU 2016-01 is not permitted. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

The following table presents the opening balance sheet of the Reciprocal Exchanges as of September 15, 2014:

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

For the year ended December 31, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $203,492, $189,599 and $13,893, respectively. For the period from September 15, 2014 to December 31, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $54,347, $51,841 and $2,506, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

For the year ended December 31, 2015 and for the period from September 15, 2014 to December 31, 2014, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $39,792 and $9,901, respectively. Such amounts are eliminated in our consolidated earnings.

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$53,356	$569	$(6,960)	$46,965
Preferred stock	11,448	377	—	11,825
Fixed maturities:
U.S. Treasury	19,348	1,052	(48)	20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of Securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$47,269	$1,004	$(7,349)	$40,924
Preferred stock	7,755	65	(125)	7,695
Fixed maturities:
U.S. Treasury	37,446	1,536	(3)	38,979
Federal agencies	98	—	—	98
States and political subdivision bonds	172,617	4,961	(169)	177,409
Foreign government	6,194	—	(658)	5,536
Corporate bonds	839,436	36,525	(8,699)	867,262
Residential mortgage-backed securities	459,596	11,132	(92)	470,636
Commercial mortgage-backed securities	79,579	1,602	(189)	80,992
Asset-backed securities	5,461	—	(91)	5,370
Total	$1,655,451	$56,825	$(17,375)	$1,694,901
Less: Securities pledged	47,546	1,910	—	49,456
Total net of Securities pledged	$1,607,905	$54,915	$(17,375)	$1,645,445
NGHC	$1,430,578	$55,031	$(16,264)	$1,469,345
Reciprocal Exchanges	224,873	1,794	(1,111)	225,556
Total	$1,655,451	$56,825	$(17,375)	$1,694,901

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of December 31, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2015	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$28,272	$27,853	$175	$178	$28,447	$28,031
Due after one year through five years	244,834	246,342	35,145	34,281	279,979	280,623
Due after five years through ten years	1,031,918	1,017,146	109,946	107,655	1,141,864	1,124,801
Due after ten years	330,244	321,985	45,519	45,200	375,763	367,185
Mortgage-backed securities	501,143	505,119	53,284	51,655	554,427	556,774
Total	$2,136,411	$2,118,445	$244,069	$238,969	$2,380,480	$2,357,414

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Interest
Cash and short term investments	$186	$114	$14
Equity securities	277	349	—
Fixed maturities	69,310	52,008	33,936
Reverse Repurchase Agreements	—	—	61
Investment Income	69,773	52,471	34,011
Investment expense	(3,529)	(2,629)	(2,927)
Repurchase Agreements interest expense	(213)	(236)	(276)
Other Income (1)	9,309	2,820	—
Net Investment Income	$75,340	$52,426	$30,808
NGHC	$66,429	$50,627	$30,808
Reciprocal Exchanges	8,911	1,799	—
Net Investment Income	$75,340	$52,426	$30,808

(1) Includes interest income of approximately $8,701 and $2,601 for the years ended December 31, 2015 and 2014, respectively, under the ACP Re Credit Agreement (see Note 16, "Related Party Transactions").

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the years ended December 31, 2015, 2014 and 2013 were $180,412, $218,496 and $296,391, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized an OTTI loss of $15,247, $2,244 and $2,869, respectively, on investments based on our qualitative and quantitative review.

The tables below indicate the gross realized gains and losses (including any OTTI loss) for the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$5	$(1,608)	$(1,603)
Fixed maturities	8,245	(1,702)	6,543
OTTI	—	(15,247)	(15,247)
Total gross realized gains and losses	$8,250	$(18,557)	$(10,307)
NGHC	$7,005	$(17,658)	$(10,653)
Reciprocal Exchanges	1,245	(899)	346
Total gross realized gains and losses	$8,250	$(18,557)	$(10,307)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$34	$(613)	$(579)
Fixed maturities	151	(220)	(69)
OTTI	—	(2,244)	(2,244)
Total gross realized gains and losses	$185	$(3,077)	$(2,892)
NGHC	$185	$(3,077)	$(2,892)
Reciprocal Exchanges	—	—	—
Total gross realized gains and losses	$185	$(3,077)	$(2,892)

Year Ended December 31, 2013	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities	$8,865	$(7,665)	$1,200
OTTI	—	(2,869)	$(2,869)
Total gross realized gains and losses	$8,865	$(10,534)	$(1,669)

(d) Unrealized Gains and Losses

Unrealized gains (losses) on investments as of December 31, 2015, 2014 and 2013 consisted of the following:

	December 31,
	2015	2014	2013
Net unrealized loss on common stock	$(6,391)	$(6,345)	$—
Net unrealized gain (loss) on preferred stock	377	(60)	(652)
Net unrealized gain (loss) on fixed maturities	(23,066)	45,855	10,310
Net unrealized gain (loss) on other	(20)	18	—
Deferred income tax	10,185	(13,787)	(2,598)
Net unrealized gain (loss), net of deferred income tax	$(18,915)	$25,681	$7,060
NGHC	$(15,634)	$24,998	$7,060
Reciprocal Exchanges	(3,281)	683	—
Net unrealized gain (loss), net of deferred income tax	(18,915)	25,681	7,060
Non-controlling interest	3,281	(683)	—
NGHC net unrealized gain (loss), net of deferred income tax	$(15,634)	$24,998	$7,060

Year Ended December 31,
NGHC change for the year in net unrealized gain (loss), net of deferred income tax	$(40,632)	$17,938	$(25,414)
Non-controlling interest change for the year in net unrealized loss, net of deferred income tax	$(3,964)	$—	$—

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of December 31, 2015 and 2014:

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$39,490	$(6,932)	5	$130	$(28)	2	$39,620	$(6,960)
U.S. Treasury	7,141	(48)	5	—	—	—	7,141	(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$33,717	$(7,349)	3	$—	$—	—	$33,717	$(7,349)
Preferred stock	—	—	—	4,878	(125)	1	4,878	(125)
U.S. Treasury	6,343	(3)	5	—	—	—	6,343	(3)
States and political subdivision bonds	16,320	(92)	39	8,341	(77)	8	24,661	(169)
Foreign government	5,536	(658)	1	—	—	—	5,536	(658)
Corporate bonds	116,880	(5,594)	108	23,592	(3,105)	10	140,472	(8,699)
Residential mortgage-backed securities	15,598	(34)	17	1,975	(58)	3	17,573	(92)
Commercial mortgage-backed securities	33,735	(189)	10	—	—	—	33,735	(189)
Asset-backed securities	4,869	(91)	3	—	—	—	4,869	(91)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)
NGHC	$142,313	$(12,899)	97	$38,786	$(3,365)	22	$181,099	$(16,264)
Reciprocal Exchanges	90,685	(1,111)	89	—	—	—	90,685	(1,111)
Total	$232,998	$(14,010)	186	$38,786	$(3,365)	22	$271,784	$(17,375)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

There were 444 and 208 securities at December 31, 2015 and 2014, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an OTTI. At December 31, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. Significant factors influencing the Company’s determination that none of these securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of December 31, 2015, of the $10,355 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $8,466 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized an OTTI loss of $15,247, $2,244 and $2,869, respectively, on investments based on our qualitative and quantitative review. For the year ended December 31, 2015, the OTTI loss of $15,247 related to certain investments in the energy and natural resources sectors and was based on the severity of the decline in relation to their amortized cost or cost.

(f) Credit Quality of Investments

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of December 31, 2015 and 2014, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2014	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$19,068	$20,475	1.4%	$18,378	$18,504	8.2%
AAA	359,424	370,058	25.9%	24,956	25,027	11.1%
AA, AA+, AA-	275,905	282,443	19.8%	—	—	—%
A, A+, A-	300,789	318,955	22.3%	99,754	100,412	44.5%
BBB, BBB+, BBB-	328,594	335,745	23.5%	48,440	48,486	21.5%
BB+ and lower	99,529	100,745	7.1%	33,345	33,127	14.7%
Total	$1,383,309	$1,428,421	100.0%	$224,873	$225,556	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2015 and 2014.

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

December 31, 2014	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.4%	3.6%	26.9%	8.9%	2.5%	$376,236	43.3%
Industrials	—%	2.4%	9.4%	31.7%	5.9%	427,592	49.4%
Utilities/Other	—%	—%	2.2%	3.1%	2.0%	63,434	7.3%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%
NGHC	1.4%	6.0%	34.0%	38.6%	8.3%	$762,822	88.3%
Reciprocal Exchanges	—%	—%	4.5%	5.1%	2.1%	104,440	11.7%
Total	1.4%	6.0%	38.5%	43.7%	10.4%	$867,262	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2015 and 2014 are as follows:

December 31,	2015	2014
Restricted cash	$13,776	$7,937
Restricted investments - fixed maturities at fair value	40,174	56,049
Total restricted cash and investments	$53,950	$63,986

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

As of December 31, 2015 and 2014, the Company had no collateralized lending transaction principal outstanding. Interest income associated with lending agreements for the years ended December 31, 2015, 2014 and 2013 was $0, $0 and $61, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of December 31, 2015, the Company had collateralized borrowing transaction principal outstanding of $52,484 at an interest rate of 0.80%. As of December 31, 2014, the Company had collateralized borrowing transaction principal outstanding of $46,804 at interest rates between 0.30% and 0.35%. Interest expense associated with the repurchase borrowing agreements for the years ended December 31, 2015, 2014 and 2013 was $213, $236 and $276, respectively. The Company had approximately $55,394 and $49,456 of collateral pledged in support for these agreements as of December 31, 2015 and 2014, respectively.

The table below summarizes the remaining contractual maturity of the Company's repurchase agreements as of December 31, 2015.

	December 31, 2015
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$52,484	$—	$—	$52,484
Total Securities sold under agreements to repurchase, at contract value	$—	$52,484	$—	$—	$52,484

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2015.

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

Mortgage, Asset-backed and Structured Securities ‑ Comprised of commercial and residential mortgage-backed and structured securities. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price are observable market inputs, the fair value of these securities are included in the Level 2 fair value hierarchy.

Notes Payable - The amount reported in the accompanying consolidated balance sheets for these financial instruments represents the carrying value of the debt. As of December 31, 2015, the current fair value of the Company's 7.625% Notes, which are publicly traded, was $98,240 and is classified as Level 1 in the fair value hierarchy. As of December 31, 2015, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $350,000 and $4,979, respectively. The fair value of the Company’s 6.75% Notes at December 31, 2015 was determined using the direct transaction method of the Market Approach. The Company executed an arm’s length private market transaction in the 6.75% Notes in the fourth quarter of 2015 which provided reasonably supportable indication of fair value for the 6.75% Notes as of December 31, 2015. Non-direct market-based metrics and the magnitude and timing of contractual interest and principal payments were analyzed

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

to support the indication of fair value provided by the direct transaction method of the Market Approach as of December 31, 2015. The fair value of the Company’s 6.75% Notes at December 31, 2014 was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The fair value of the Company's 6.75% Notes as of December 31, 2015 includes an additional $100,000 aggregate principal amount sold on October 8, 2015. The Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. In addition, as of December 31, 2015, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $50,300. The fair value of the Reciprocal Exchanges' Surplus Notes was determined by discounting the estimated interest and principal payments by an appropriate yield. As of December 31, 2014, the current fair value of the Company's 6.75% Notes and Imperial Surplus Notes, which are not publicly traded, were $276,014 and $4,982, respectively. In addition, as of December 31, 2014, the current fair value of the Reciprocal Exchanges' Surplus Notes, which are not publicly traded, was $42,000. The Company's 6.75% Notes, Imperial Surplus Notes and Reciprocal Exchanges' Surplus Notes are classified as Level 3 in the fair value hierarchy. See Note 15, "Debt" for the carrying value of the Company's debt instruments.

Contingent payments - represents the fair value of the contingent payments based on discounted cash flows under the Personal Lines Master Agreement (see Note 16, "Related Party Transactions") and the ARS and HST contingent payments (see Note 18, "Commitments and Contingencies").

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

December 31, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$46,965	$—	$—	$46,965
Preferred stock	—	11,825	—	11,825
Fixed maturities:
U.S. Treasury	20,352	—	—	20,352
Federal agencies	1,952	—	—	1,952
States and political subdivision bonds	—	196,924	—	196,924
Foreign government	—	31,062	—	31,062
Corporate bonds	—	1,349,658	—	1,349,658
Residential mortgage-backed securities	—	424,569	—	424,569
Commercial mortgage-backed securities	—	132,205	—	132,205
Structured securities	—	200,692	—	200,692
Short term investments	—	3,527	—	3,527
Total assets	$69,269	$2,350,462	$—	$2,419,731
NGHC	$61,413	$2,115,776	$—	$2,177,189
Reciprocal Exchanges	7,856	234,686	—	242,542
Total assets	$69,269	$2,350,462	$—	$2,419,731

Liabilities
Contingent payments	$—	$—	$24,652	$24,652
Total liabilities	$—	$—	$24,652	$24,652
NGHC	$—	$—	$24,652	$24,652
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$24,652	$24,652

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$6,535	$—	$34,389	$40,924
Preferred stock	—	7,695	—	7,695
Fixed maturities:
U.S. Treasury	38,979	—	—	38,979
Federal agencies	—	98	—	98
States and political subdivision bonds	—	177,409	—	177,409
Foreign government	—	5,536	—	5,536
Corporate bonds	—	867,262	—	867,262
Residential mortgage-backed securities	—	470,636	—	470,636
Commercial mortgage-backed securities	—	80,992	—	80,992
Asset-backed securities	—	5,370	—	5,370
Short term investments	—	10,540	—	10,540
Total assets	$45,514	$1,625,538	$34,389	$1,705,441
NGHC	$45,514	$1,389,492	$34,389	$1,469,395
Reciprocal Exchanges	—	236,046	—	236,046
Total assets	$45,514	$1,625,538	$34,389	$1,705,441

Liabilities
Contingent payments	$—	$—	$23,499	$23,499
Total liabilities	$—	$—	$23,499	$23,499
NGHC	$—	$—	$23,499	$23,499
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$23,499	$23,499

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2015 and 2014:

	Balance as of January 1, 2015	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Common stock	$34,389	$—	$2,526	$—	$—	$(36,915)	$—
Total assets	$34,389	$—	$2,526	$—	$—	$(36,915)	$—

Contingent payments	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652
Total liabilities	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Balance as of January 1, 2014	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2014
Common stock	$—	$—	$(7,328)	$41,717	$—	$—	$34,389
Total assets	$—	$—	$(7,328)	$41,717	$—	$—	$34,389

Contingent payments	$—	$—	$—	$26,100	$(2,601)	$—	$23,499
Total liabilities	$—	$—	$—	$26,100	$(2,601)	$—	$23,499
As of December 31, 2014, the fair value measurement for the Company's Level 3 common stock investment of $34,389 was valued based on a non-binding quote received from a third-party valuation service where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value and uses the third-party pricing information without adjustment. As of December 31, 2015 and 2014, the fair value measurement for the Company's Level 3 ACP Re Contingent Payments of $16,071 and $23,499, respectively, were valued based on discounted cash flows. As of December 31, 2015, the fair value measurement for the Company's Level 3 ARS Contingent Payments and HST Contingent Payments of $4,081 and $4,500, respectively, were valued based on estimated earnings and projected payouts. See Note 18, "Commitments and Contingencies."

During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2015, the Company transferred $36,915 out of Level 3 and into Level 1 due to the public offering of a previously privately-placed common stock investment. During the year ended December 31, 2014, there were no transfers between Level 1 and Level 2, or Level 2 and Level 3. The Company's policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

Other than goodwill, the Company does not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2015 and 2014. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 8, "Goodwill and Intangible Assets, Net" for additional information on how the Company tested goodwill for impairment. The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued interest and accounts payable and accrued expenses approximates fair value given the short-term nature of such items and are classified as Level 1 in the fair value hierarchy. The carrying value of the Company’s securities sold under agreements to repurchase approximates fair value given the short-term nature of the agreements and are classified as Level 2 in the fair value hierarchy.

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

In March 2013, the Company entered into a Stock Purchase Agreement with ACP Re to acquire 50% of the issued and outstanding shares of AMT Capital Holdings S.A. (“AMTCH”), a Luxembourg Societe Anonyme, for a cash contribution in the amount of $12,136. ACP Re and the Company are majority owned and controlled by a common parent and the transaction was accounted for as between entities under common control. AMTCH’s primary purpose is to acquire certain life settlement contracts. AmTrust owns the remaining 50% of AMTCH. The Company accounts for AMTCH using the equity method of accounting. The Company’s 50% equity interest in AMTCH at the acquisition date was approximately $22,411. The difference between the equity interest and consideration paid was recorded as additional paid-in capital of $10,275.

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

The following tables present the investment activity in the LSC Entities.

Year Ended December 31,	2015	2014	2013
Balance at beginning of year	$146,089	$126,186	$66,484
Distributions	(1,923)	—	—
Contributions	565	18,056	35,391
Acquisition of interest	—	—	22,411
Equity in earnings of unconsolidated subsidiaries	8,930	1,847	1,900
Change in equity method investments	7,572	19,903	59,702
Balance at end of year	$153,661	$146,089	$126,186

The following tables summarize total assets and total liabilities as of December 31, 2015, 2014 and 2013 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the years ended December 31, 2015, 2014 and 2013.

Condensed balance sheet data
As of December 31,	2015	2014	2013
Investments in life settlement contracts at fair value	$264,001	$264,517	$233,024
Total assets	334,026	318,598	270,758
Total liabilities	26,704	26,420	18,387
Members' equity	307,322	292,178	252,371
NGHC's 50% ownership interest	$153,661	$146,089	$126,186

Condensed results of operations
Year Ended December 31,	2015	2014	2013
Revenue, net of commission	$66,435	$50,447	$7,828
Total expenses	48,575	46,753	4,029
Net income	$17,860	$3,694	$3,799
NGHC's 50% ownership interest	$8,930	$1,847	$1,900

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2015 and 2014 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	December 31, 2015	December 31, 2014
Average age of insured	81.2 years	81.1 years
Average life expectancy, months(1)	114	121
Average face amount per policy	$6,564	$6,624
Effective discount rate(2)	13.7%	14.0%

(1)  Standard life expectancy as adjusted for specific circumstances.
(2)  Effective Discount Rate ("EDR") is the LSC Entities' estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR's range is between 12.5% and 17.5% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2014 to December 31, 2015 resulted from routine updating of life expectancies and other factors relating to operational risk.

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of December 31, 2015 and 2014:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2015	$(37,697)	$40,997
December 31, 2014	$(34,686)	$36,486

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2015	$(26,558)	$29,644
December 31, 2014	$(22,705)	$25,456
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of December 31, 2015. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2016	$54,540
2017	53,002
2018	41,409
2019	41,385
2020	38,627
Thereafter	487,107
Total	$716,070

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC for approximately 134,000 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $2,655, $2,243 and $2,143 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s equity interest in 800 Superior, LLC as of December 31, 2015 and 2014 was $1,720 and $2,140, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(420), $(737), and $(558), respectively. (See Note 16, "Related Party Transactions").

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of December 31, 2015 and 2014 was $4,139 and $4,079, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded equity in earnings (losses) from East Ninth & Superior of $60, $70, and $(57), respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In February 2015, the Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting. The Company's total exposure to loss is limited to its equity investment.

The Company’s equity interest in North Dearborn as of December 31, 2015 was $9,862. For the year ended December 31, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $756. The Company received distributions of $607 for the year ended December 31, 2015. (See Note 16, "Related Party Transactions").

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

The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2015 was $10,559. For the year ended December 31, 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $28. (See Note 16, "Related Party Transactions").

In August 2015, the Company invested $53,715 in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re Group, Inc. ("ACP Re Group") are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re Group invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. Illinois Center is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for Illinois Center using the equity method of accounting. The Company's total exposure to loss is limited to its equity investment.

The Company’s equity interest in Illinois Center as of December 31, 2015 was $55,007. For the year ended December 31, 2015, the Company recorded equity in earnings (losses) from Illinois Center of $1,292. (See Note 16, "Related Party Transactions").

7. Acquisitions

On October 1, 2015, the Company closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which the Company acquired QBE’s lender-placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business. The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which the Company received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $95,726, subject to certain adjustments.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets
Cash and invested assets	$290,262
Premium receivable	129,878
Premises and equipment	1,752
Intangible assets	61,645
Other assets	1,538
Total Assets	485,075
Liabilities
Unpaid loss and loss adjustment expense reserves	102,913
Accounts payable and accrued expenses	60,335
Unearned premiums	245,827
Total Liabilities	409,075
Net assets purchased	76,000
Purchase price	95,726
Goodwill recorded	$19,726

The goodwill and intangible assets related to the acquisition of LPI Business were assigned to the Property and Casualty segment. Goodwill of $19,726 is expected to be deductible for tax purposes. Intangible assets acquired in the acquisition of the LPI Business consisted of Agent/Customer relationships of $50,000, Proprietary technology of $10,000 and Other of $1,645, with weighted average amortization lives of 15, 10 and 7 years, respectively.

As a result of this acquisition, the Company recorded approximately $126,570 of gross premium written and $8,584 of service and fee income related to LPI Business in 2015.

On October 1, 2015, the Company closed its acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. As part of the transaction, the Company acquired the small group self-funded and supplemental product lines, as well as North Star Marketing, a proprietary small group sales channel. The purchase price was an aggregate cash payment of $14,000.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets
Cash and invested assets	$43,448
Premium receivable	18,645
Intangible assets	10,493
Total Assets	72,586
Liabilities
Unpaid loss and loss adjustment expense reserves	66,344
Accounts payable and accrued expenses	281
Unearned premiums	2,505
Deferred tax liability	3,887
Other liabilities	678
Total Liabilities	73,695
Net assets purchased	(1,109)
Purchase price	14,000
Goodwill recorded	$15,109

The goodwill and intangible assets related to the acquisition of the business lines and assets from Assurant Health were assigned to the Accident and Health segment. Goodwill of $7,288 is expected to be deductible for tax purposes. As a result of this acquisition, the Company recorded approximately $55,693 of gross premium written and $17,881 of service and fee income in 2015.

On April 1, 2015, the Company closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48,000 in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was estimated to be $4,081 at December 31, 2015. Goodwill recorded on the acquisition of ARS was $14,600. No goodwill is expected to be deductible for tax purposes.

On January 23, 2015, the Company closed on the acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois-based healthcare insurance general agency. The Company paid approximately $15,000 on the acquisition date and agreed to pay potential future earnout payments ("HST Contingent Payments") based on the overall profitability of HST and the business underwritten by the Company's insurance subsidiaries which is produced by HST. The fair value of the HST Contingent Payments was estimated to be $4,500 at December 31, 2015. Goodwill recorded on the acquisition of HST was $4,555. The goodwill of $4,555 is expected to be deductible for tax purposes.

On September 15, 2014, ACP Re, a Bermuda reinsurer that is a subsidiary of the Michael Karfunkel Family 2005 Trust (the “Karfunkel Family Trust”), completed the acquisition of 100% of the outstanding stock of Tower Group International, Ltd. ("Tower") and caused its subsidiary to merge into Tower (the "Merger") pursuant to a merger agreement, dated January 3, 2014, by and between ACP Re and Tower.

In connection with the Merger, the Company acquired two management companies from ACP Re for $7,500. The management companies (together, the “Management Companies”) are the attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer. The Company also agreed to pay ACP Re contingent consideration in the form of a three year earnout (the "ACP Re Contingent Payments") of 3% of the gross premium written of the Tower personal lines business written or assumed by the Company following the Merger, capped at payments in the amount of $30,000 in the aggregate. The fair value of the ACP Re Contingent Payments was estimated to be $26,100 at the acquisition date. As the Company purchased the Management Companies and renewal rights from a commonly controlled company, the excess of carryover basis of net assets acquired over the purchase price was recorded as a capital contribution.

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

The intangible assets related to the acquisition of the Management Companies were assigned to the Property and Casualty segment. Intangible assets acquired in the acquisition of the Management Companies consisted of Management Contracts of $118,600, with indefinite lives, and Renewal rights of $26,100 with a weighted average amortization life of 7 years.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The goodwill and intangible assets related to the acquisition of AAIC were assigned to the Property and Casualty segment. No goodwill is expected to be deductible for tax purposes.

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

The goodwill and intangible assets related to the Imperial acquisition were assigned to the Property and Casualty segment. No goodwill is expected to be deductible for tax purposes.

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

The goodwill and intangible assets related to the Personal Express acquisition were assigned to the Property and Casualty segment. No goodwill is expected to be deductible for tax purposes.

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

The goodwill and intangible assets related to the Beta acquisition were assigned to the Accident and Health segment. No goodwill is expected to be deductible for tax purposes.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

No individual acquisition or acquisitions in the aggregate were materially significant that required any pro forma financial information during the years ended December 31, 2015 and 2014.

The goodwill associated with the Company's acquisitions relates to the additional benefit (i.e., expected cash flow or earnings, customer relationships) of the acquisition in excess of the fair value of the net assets acquired.

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

The composition of goodwill and intangible assets at December 31, 2015 and 2014 consisted of the following:

December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,744	$1,456	5 years
Loss reserve discount	15,089	12,779	2,310	7 years
Agent/Customer relationships	148,419	18,562	129,857	11 - 17 years
Affinity partners	800	436	364	11 years
Renewal rights	26,100	6,375	19,725	7 years
Proprietary technology	11,800	379	11,421	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	65,165	—	65,165	indefinite life
Goodwill	112,414	—	112,414	indefinite life
Total	$506,587	$45,275	$461,312
NGHC	$501,187	$44,700	$456,487
Reciprocal Exchanges	5,400	575	4,825
Total	$506,587	$45,275	$461,312

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$5,737	$2,463	5 years
Loss reserve discount	12,451	12,071	380	7 years
Agent/Customer relationships	43,652	9,602	34,050	11 - 17 years
Affinity partners	800	363	437	11 years
Non-compete	2,500	2,417	83	5 years
Value in policies-in-force	8,501	2,468	6,033	1 year
Renewal rights	26,100	1,474	24,626	7 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	62,165	—	62,165	indefinite life
Goodwill	70,764	—	70,764	indefinite life
Total	$353,733	$34,132	$319,601
NGHC	$339,831	$31,663	$308,168
Reciprocal Exchanges	13,902	2,469	11,433
Total	$353,733	$34,132	$319,601

The increase of $41,650 and $100,061, in goodwill and intangibles, respectively, from December 31, 2014 to December 31, 2015 was primarily due to the LPI Business acquisition, the Assurant Transaction, and the Company's HST and ARS acquisitions.

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the years ended December 31, 2015, 2014 and 2013, the Company amortized approximately $20,389, $13,791, and $6,420, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $4,380 and $2,468 for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively. Included in the Company’s amortization expense for the years ended December 31, 2015 and 2014, is an impairment charge of $574 and $812, respectively, related to certain agent and customer relationship intangible assets.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

	NGHC	Reciprocal Exchanges	Total
Year ending
2016	$20,634	$230	$20,864
2017	19,083	230	19,313
2018	14,586	230	14,816
2019	13,598	230	13,828
2020	11,839	230	12,069
Thereafter	83,668	575	84,243
	$163,408	$1,725	$165,133

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2013	$28,074	$12,125	$40,199
Goodwill additions	6,169	25,428	31,597
Impairment	(1,445)	—	(1,445)
Balance as of January 1, 2014	$32,798	$37,553	$70,351
Goodwill additions	6,703	12,819	19,522
Foreign currency adjustments	—	(3,317)	(3,317)
Impairment	(9,419)	(6,373)	(15,792)
Balance as of January 1, 2015	$30,082	$40,682	$70,764
Goodwill additions	39,455	19,661	59,116
Impairment	(11,222)	(6,244)	(17,466)
Balance as of December 31, 2015	$58,315	$54,099	$112,414

As of December 31, 2015 the Company's gross goodwill, accumulated impairment loss and goodwill were $151,800, $39,386 and $112,414, respectively. As of December 31, 2014 the Company's gross goodwill, accumulated impairment loss and goodwill were $92,684, $21,920 and $70,764, respectively.

The Company performs an impairment analysis at the reporting unit level using a two-step impairment test. In evaluating goodwill for potential impairment, management compares the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value, the goodwill is considered impaired, and a second test is performed to measure the amount of impairment loss. In the case of each Luxembourg reporting unit (“RU”), a step 1 analysis was performed to determine whether impairment existed using a December 31 measurement date. Since Luxembourg reinsurers are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and were used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that RU’s carrying value exceeded its fair value. Accordingly the Company performed a Step 2 impairment test and recorded in General and administrative expenses in our Consolidated Statements of Income, non-cash goodwill impairment charges of $17,466, $15,792 and $1,445 as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, approximately $8,434 and $25,900, respectively, of the Company's goodwill balance was related to the Company's Luxembourg reinsurer subsidiaries.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Premiums and Other Receivables, Net

Premiums and other receivables, net at December 31, 2015 and 2014 consisted of the following:

December 31,	2015	2014
Premiums receivable (Related parties - $46,565 and $153,654)	$652,400	$543,574
Reinsurance recoverable on paid losses and loss adjustment expenses (Related parties - $15,715 and $13,459)	64,056	59,318
Commission receivables	20,337	14,234
Investment receivables	—	19,072
Other receivables (Related parties - $26 and $1,021)	35,273	20,973
Allowance for uncollectible amounts	(13,433)	(9,728)
Total	$758,633	$647,443
NGHC	$702,439	$589,205
Reciprocal Exchanges	56,194	58,238
Total	$758,633	$647,443

10. Premises and Equipment, Net

The composition of premises and equipment as of December 31, 2015 and 2014 consisted of the following:

December 31, 2015	Cost	Accumulated Depreciation	Net Value
Land	$2,935	$—	$2,935
Buildings	11,390	313	11,077
Leasehold improvements	7,343	1,529	5,814
Furniture and equipment	3,656	1,303	2,353
Hardware and software	84,880	64,128	20,752
Total	$110,204	$67,273	$42,931
NGHC	109,479	66,880	42,599
Reciprocal Exchanges	725	393	332
Total	$110,204	$67,273	$42,931

December 31, 2014	Cost	Accumulated Depreciation	Net Value
Land	$287	$—	$287
Buildings	4,013	208	3,805
Leasehold improvements	4,505	228	4,277
Furniture and equipment	581	133	448
Hardware and software	70,104	50,429	19,675
Work-in-process systems and software	2,091	—	2,091
Total	$81,581	$50,998	$30,583

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2015, 2014 and 2013 was $12,065, $14,457 and $13,685, respectively.

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

Federal income tax expense attributable to income from continuing operations consisted of the following:

	Year Ended December 31,
	2015			2014			2013
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	Total
Current expense (benefit)
Federal	$55,018	$(1,059)	$53,959	$86,250	$1,020	$87,270	$18,446
Foreign	—	—	—	—	—	—	—
Total current tax expense	$55,018	$(1,059)	$53,959	$86,250	$1,020	$87,270	$18,446
Deferred expense (benefit)
Federal	$(3,019)	$(4,890)	$(7,909)	$(42,301)	$144	$(42,157)	$(5,519)
Foreign	(27,094)	—	(27,094)	(21,237)	—	(21,237)	(1,787)
Total deferred tax expense (benefit)	(30,113)	(4,890)	(35,003)	(63,538)	144	(63,394)	(7,306)
Provision for income taxes	$24,905	$(5,949)	$18,956	$22,712	$1,164	$23,876	$11,140

The domestic and foreign components of income before taxes and equity in earnings of unconsolidated subsidiaries for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015			2014			2013
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	Total
Domestic	$225,708	$7,944	$233,652	$195,148	$3,670	$198,818	$33,873
Foreign	(69,062)	—	(69,062)	(71,375)	—	(71,375)	18,384
Total	$156,646	$7,944	$164,590	$123,773	$3,670	$127,443	$52,257

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax liability are presented below:

	December 31,
	2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Deferred tax assets:
Accrued expenses	$27,675	$1,551	$29,226	$24,772	$1,915	$26,687
Unearned premiums	68,902	6,033	74,935	50,128	6,611	56,739
Bad debt	3,692	576	4,268	3,212	90	3,302
Investments	760	—	760	—	—	—
Depreciation	1,725	—	1,725	982	—	982
Contingent commissions	10,529	—	10,529	9,102	—	9,102
Loss reserve discounting	7,244	1,393	8,637	7,310	1,233	8,543
Suspended Subpart F losses	7,364	—	7,364	34,309	—	34,309
Net operating loss carryforwards	3,309	17,758	21,067	3,042	15,159	18,201
Capital loss carryforwards	1,241	—	1,241	1,247	62	1,309
Partnership activity	—	—	—	706	—	706
Impairments	6,122	15	6,137	786	—	786
Goodwill	968	—	968	539	—	539
Unearned revenue	6,540	—	6,540	2,662	—	2,662
Unrealized capital losses	8,418	1,767	10,185	—	—	—
Foreign translation	2,035	—	2,035	—	—	—
APIC stock compensation	1,808	—	1,808	2,204	—	2,204
Alternative minimum tax credits	—	611	611	1,112	611	1,723
Other	897	104	1,001	2,174	562	2,736
Gross deferred tax assets	159,229	29,808	189,037	144,287	26,243	170,530
Less: Valuation allowance	—	(17,295)	(17,295)	—	(21,518)	(21,518)
Total deferred tax assets	159,229	12,513	171,742	144,287	4,725	149,012
Deferred tax liabilities:
Deferred acquisition costs	47,931	8,093	56,024	42,830	1,525	44,355
Investments items	—	255	255	1,366	364	1,730
Intangible assets	71,878	2,398	74,276	69,267	2,908	72,175
Premises and equipment	4,759	—	4,759	4,759	—	4,759
Statutory equalization reserves	13,778	—	13,778	40,872	—	40,872
Unrealized capital gains	—	—	—	13,848	2,256	16,104
Surplus note interest	—	34,491	34,491	—	36,074	36,074
Other	406	—	406	478	—	478
Gross deferred tax liabilities	138,752	45,237	183,989	173,420	43,127	216,547
Deferred tax (asset) liability, net	$(20,477)	$32,724	$12,247	$29,133	$38,402	$67,535

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Excluding the Reciprocal Exchanges, there were no deferred tax asset valuation allowances at December 31, 2015 and 2014. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

For the Reciprocal Exchanges, the Company has recorded a full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014 and no tax benefit from consolidated pre-tax losses generated for the years ended December 31, 2015 and 2014 was recognized. Negative evidence in the form of a multi-year history of net operating losses for tax purposes supported the determination that the realized net deferred tax asset should be fully reserved. At December 31, 2015 and 2014, in considering the need for the full valuation allowance, the Company concluded that retaining a deferred tax liability of $32,724 and $38,402, respectively, associated with the indefinite long-lived intangibles was appropriate considering this liability cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required. In light of the historic and current year losses for tax purposes, we will continue to recognize a full valuation allowance until substantial positive evidence supports its reversal in future periods.

The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. At December 31, 2015, 2014 and 2013, the undistributed earnings of the Company’s foreign affiliates were approximately $23,637, $9,966 and $8,417, respectively. It should be noted that the total cumulative earnings for the Company’s foreign subsidiaries was negative for 2015, 2014 and 2013. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable.

Excluding the Reciprocal Exchanges, the Company has net operating carryforwards of $9,453, $8,693 and $9,517 available for tax purposes for the years December 31, 2015, 2014 and 2013, respectively. The net operating loss carryforwards expire between December 31, 2029 and December 31, 2034.

Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory Federal tax rate of 35.00%. The reasons for such differences are as follows:

Year Ended December 31, 2015
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$156,646	$7,944	$164,590
Tax rate	35.00%	35.00%	35.00%
Computed "expected" tax expense	$54,826	$2,780	$57,606	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(1,354)	(165)	(1,519)	(0.92)
Non-deductible meals and entertainment	336	—	336	0.20
Exempt foreign income	(11,393)	—	(11,393)	(6.92)
Equity method income	3,726	—	3,726	2.26
Goodwill impairment	6,113	—	6,113	3.71
Statutory equalization reserves	(27,094)	—	(27,094)	(16.46)
State tax	1,754	—	1,754	1.07
Change in valuation allowance	—	(4,025)	(4,025)	(2.45)
Other permanent items	(2,009)	(4,539)	(6,548)	(3.97)
Total income tax reported	$24,905	$(5,949)	$18,956	11.52%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2014
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$123,773	$3,670	$127,443
Tax rate	35.00%	35.00%	35.00%
Computed "expected" tax expense	$43,321	$1,285	$44,606	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(978)	(86)	(1,064)	(0.83)
Non-deductible meals and entertainment	273	—	273	0.21
Exempt foreign income	(4,304)	—	(4,304)	(3.38)
Goodwill impairment	5,527	—	5,527	4.34
Statutory equalization reserves	(21,237)	—	(21,237)	(16.66)
State tax	2,453	—	2,453	1.92
Other permanent items	(2,343)	(35)	(2,378)	(1.86)
Total income tax reported	$22,712	$1,164	$23,876	18.74%

Year Ended December 31, 2013
	Total	Tax Rate
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$52,257
Tax rate	35.00%
Computed "expected" tax expense	$18,290	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(903)	(1.73)
Non-deductible meals and entertainment	129	0.25
Exempt foreign income	(4,201)	(8.04)
Goodwill impairment	413	0.79
Statutory equalization reserves	(1,787)	(3.42)
State tax	3,309	6.33
Return to provision	(2,479)	(4.74)
Other permanent items	(1,631)	(3.12)
Total income tax reported	$11,140	21.32%

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

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company. As of December 31, 2015 and 2014, the Company had approximately $45,927 and $134,975 of unutilized equalization reserves and an associated deferred tax liability of approximately $13,778 and $40,493, respectively. For the years ended December 31, 2015, 2014 and 2013, income tax expense included a tax benefit of $27,094, $21,237, and $1,787, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate by 16.46%, 16.66% and 3.42% for the years ended December 31, 2015, 2014 and 2013, respectively.

As permitted by ASC 740, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2015 and 2014. No interest or penalties have been recorded by the Company for the years ended December 31, 2015, 2014 and 2013. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. Excluding the Reciprocal Exchanges, the Company’s subsidiaries are currently open to audit by the IRS for the years ended December 31, 2012 and thereafter for Federal tax purposes. Excluding the Reciprocal Exchanges, for state and local tax purposes, the Company is open to audit for tax years ended December 31, 2010 forward, depending on jurisdiction.

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

The Company assumes and cedes insurance risks under various reinsurance agreements, on both a pro rata basis and excess of loss basis. The Company purchases reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. The Company pays a premium as consideration for ceding the risk. The following is a summary of effects of reinsurance on premiums and losses for the years ended December 31, 2015, 2014 and 2013:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Premium:
Direct	$2,234,976	$2,052,880	$1,558,612	$1,496,709	$1,315,162	$1,325,251
Assumed	354,772	454,851	576,495	414,410	23,593	25,870
Total Gross Premium	2,589,748	2,507,731	2,135,107	1,911,119	1,338,755	1,351,121
Ceded	(403,502)	(377,921)	(265,083)	(277,899)	(659,439)	(663,055)
Net Premium	$2,186,246	$2,129,810	$1,870,024	$1,633,220	$679,316	$688,066

	Year Ended December 31,
	2015		2014		2013
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$283,568	$254,924	$229,013	$211,433	$14,154	$442,251

	As of December 31,
	2015		2014
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$252,661	$833,176	$106,568	$911,798
Unearned premiums	309,202	128,343	160,984	102,761

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

MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $545 in 2015. The Company currently has claims with retentions from $250 to $545. All automobile insurers doing business in Michigan are required to participate in MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $460 to $480 on July 1, 2010, and increased to $500 in 2011 and remained at this amount until June 30, 2013. Policies effective after July 1, 2013 have a threshold of $530. For policies effective after July 1, 2015 through June 30, 2017, the retention will be $545. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The following is a summary of premiums and losses ceded to MCCA for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Ceded earned premiums	$12,146	$12,968	$12,882
Ceded Loss and LAE	15,482	12,529	9,037

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reinsurance recoverables from MCCA as of December 31, 2015, and 2014 are as follows:

	As of December 31,
	2015	2014
Reinsurance recoverable on paid losses	$6,986	$8,482
Reinsurance recoverable on unpaid losses	656,904	689,202

NCRF is a mechanism for pooling of insurance risks for insureds who cannot obtain coverage by ordinary methods. Under the Facility law, licensed and writing carriers and agents must accept and insure any eligible applicant for coverages and limits which may be ceded to the Facility. The Facility accepts cession of bodily injury and property damage liability, medical payments, and uninsured and combined uninsured/underinsured motorist's coverages. Funding for the NCRF comes from collected premiums from automobile insurers based upon the provided coverage of the insured automobiles in the state. The following is a summary of premiums and losses ceded to NCRF for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Ceded earned premiums	$158,613	$151,744	$138,473
Ceded Loss and LAE	144,350	130,265	111,185

Reinsurance recoverables from NCRF as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Reinsurance recoverable on paid losses	$26,228	$22,050
Reinsurance recoverable on unpaid losses	86,941	84,152

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company has a concentration of credit risk associated with MCCA and NCRF, related to risks ceded in accordance with Michigan insurance law and the Company’s market share in North Carolina, respectively, and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
MCCA	$656,904	$689,202
NCRF	86,941	84,152
Maiden Insurance Company	21,075	44,205
ACP Re	12,645	26,523
Technology Insurance Company, Inc.	8,430	17,682
Other reinsurers' balances - each less than 5% of total	8,096	26,451
Subtotal	$794,091	$888,215
Reciprocal Exchanges	39,085	23,583
Total	$833,176	$911,798

The Company also has unauthorized reinsurance with ACP Re and Maiden Insurance Company Ltd. ("Maiden Insurance Company") that requires the reinsurers to provide collateral to mitigate any risk of default.

As of July 1, 2015, the Company's new reinsurance program went into effect with respect to excess of loss catastrophic and casualty reinsurance for protection against catastrophic and other large losses. The property catastrophe program provides a total of $450,000 in coverage in excess of a $50,000 retention, with one reinstatement. The Company also purchased drop-down coverage to reduce the retention to $35,000 for Texas and Louisiana. The casualty program provides $45,000 in coverage in excess of a $5,000 retention.

As of July 1, 2015, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The program provides a total of $355,000 in coverage in excess of a $20,000 retention, with one reinstatement.

13. Other Liabilities

Other liabilities at December 31, 2015 and 2014 consisted of the following:

December 31,	2015	2014
Bank overdrafts	$57,971	$29,265
Advance premiums	9,242	8,046
Deferred revenue	65,186	11,354
Premium and other taxes and assessments	17,791	3,159
Total	$150,190	$51,824
NGHC	$112,085	$46,114
Reciprocal Exchanges	38,105	5,710
Total	$150,190	$51,824

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and 2014 consisted of the following:

December 31,	2015	2014
Escheats payable	$10,982	$8,720
Accrued expenses related to employees	30,224	16,029
Accounts payable related to commissions	36,160	6,824
Premiums payable	—	3,324
Information technology payable	16,570	1,190
Payable to carrier	34,460	—
Deferred purchase price	8,581	15,325
Dividends payable	7,292	2,901
Marketing accruals	4,918	1,153
Refundable tax credits	—	3,360
Loss reserve fair value	1,785	4,013
Investments payable	16,670	33,517
Interest payable	10,907	3,834
Other	54,598	38,835
Subtotal	233,147	139,025
Related Parties:
Accounts payable related to commissions	—	30,229
License fee payable	12,905	9,148
Information technology payable	16,622	1,312
Printing fee payable	3,892	3,100
Renewal rights	16,071	23,499
Other	2,265	808
Subtotal	51,755	68,096
Total	$284,902	$207,121
NGHC	$265,057	$189,430
Reciprocal Exchanges	19,845	17,691
Total	$284,902	$207,121

15. Debt

7.625% Subordinated Notes due 2055

On August 18, 2015, the Company sold $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% Notes and certain of the Company’s other obligations. In addition,

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the year ended December 31, 2015 was $2,967.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2015.

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

On October 8, 2015, the Company sold an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance was approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The Company intends to use the net proceeds from the issuance for general corporate purposes, including strategic acquisitions and to support its current and future policy writings. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the years ended December 31, 2015 and 2014 was $18,428 and $10,218, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2015.

Revolving Credit Agreement

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the Credit Agreement, declare the Company’s obligations under the Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the Credit Agreement. The Credit Agreement had a maturity date of May 30, 2018.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent, plus (y) a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect plus a margin that is adjusted on the basis of the Company’s consolidated leverage ratio. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of December 31, 2015).

As of December 31, 2015 and 2014, there was no outstanding balance on the line of credit. Interest expense for the Company's existing and repaid lines of credit for the years ended December 31, 2015, 2014 and 2013 was $0, $1,162 and $1,254, respectively.

The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2015.

See also Note 28, "Subsequent Events" for information on the New Credit Agreement.

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the years ended December 31, 2015 and 2014, was $220 and $110, respectively. (See Note 7, "Acquisitions").

Reciprocal Exchanges' Surplus Notes

ACP Re (or subsidiaries thereof), a related party, holds the surplus notes issued by the Reciprocal Exchanges ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the year ended December 31, 2015 and for the period ended December 31, 2014, was $4,656 and $5,724, respectively, which includes amortization of $(2,023) and $3,774, respectively. (See Note 16, "Related Party Transactions").

Maturities of the Company's debt for the five years subsequent to December 31, 2015 are as follows:

December 31,	2016	2017	2018	2019	2020	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	350,000	350,000
Imperial Surplus Notes	—	—	—	—	—	5,000	5,000
Reciprocal Exchanges' Surplus Notes	—	—	—	—	—	45,476	45,476
Total principal amount of debt	$—	$—	$—	$—	$—	$500,476	$500,476
Less: Unamortized debt issuance costs and unamortized discount							(8,939)
Carrying amount of debt							$491,537

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of December 31, 2015 and 2014, the Company had outstanding letters of credit of approximately $0 and $12,142, respectively.

16. Related Party Transactions

The founding and significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $2,384, $1,916 and $1,612 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, there was a payable to AIIM related to these services in the amount of $1,909 and $564, respectively.

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

The Company recorded expenses and capitalized costs related to the Master Services Agreement of $36,742, $27,072 and $22,598 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, there was a payable related to the services received under this agreement in the amount of $30,122 and $13,621, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary of the Company, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the years ended December 31, 2015, 2014 and 2013 were $145, $99 and $134, respectively. As of December 31, 2015 and 2014, there was a payable for these services in the amount of $34 and $31, respectively.

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

On November 9, 2012, Integon National entered into a reinsurance agreement with an affiliated company, AAIC, whereby AAIC cedes 100% of the total written premiums, acquisition costs and incurred losses and LAE on business with effective dates before and after November 9, 2012. The agreement had an indefinite term. In July 2014, the Company reacquired AAIC from ACP Re.

The amounts related to these reinsurance treaties are as follows:

December 31, 2015	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(45)	$—	$—
AARC	829	107	(395)

December 31, 2014	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(3,987)	$—	$(638)
AARC	706	94	(350)

Year Ended December 31, 2015	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$69	$212	$(414)
AARC	(1,504)	470	(814)

Year Ended December 31, 2014	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$17,843	$(4,134)	$14,852
AARC	(1,317)	369	(811)

Year Ended December 31, 2013	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
AAIC	$4,103	$(631)	$2,445
Wesco	14,681	(4,175)	8,556
AARC	(1,197)	390	(750)

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, Inc., a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

Year Ended December 31, 2015	Ceded Earned Premiums	Ceding Commission Income (Expense)	Ceded Losses and LAE
ACP Re	$—	$(1,226)	$3,657
Maiden Insurance Company	—	(2,057)	6,109
Technology Insurance Company, Inc.	—	(804)	2,425
Total	$—	$(4,087)	$12,191

Year Ended December 31, 2014	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$12,850	$3,703	$11,486
Maiden Insurance Company	21,416	6,115	19,130
Technology Insurance Company, Inc.	8,567	2,455	7,671
Total	$42,833	$12,273	$38,287

Year Ended December 31, 2013	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$149,954	$46,943	$94,802
Maiden Insurance Company	249,924	78,224	158,004
Technology Insurance Company, Inc.	99,970	31,181	63,201
Total	$499,848	$156,348	$316,007

Included in ceding commission income was $0, $5,076 and $86,514 for the years ended December 31, 2015, 2014 and 2013, respectively, which represented recovery of successful acquisition cost of the reinsured contracts. These amounts have been netted against acquisition costs and other underwriting expenses in the accompanying consolidated statements of income.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$17,298	$—	$9,025
Maiden Insurance Company	28,830	—	15,041
Technology Insurance Company, Inc.	11,532	—	6,016
Total	$57,660	$—	$30,082

December 31, 2014	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$30,517	$3	$7,792
Maiden Insurance Company	50,861	5	12,987
Technology Insurance Company, Inc.	20,345	2	5,195
Total	$101,723	$10	$25,974

The Company nets the ceded commission receivable against ceded premium payable in the consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $18,677 and $30,797, respectively, as of December 31, 2015 and $31,044 and $58,513, respectively, as of December 31, 2014.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries”).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leased approximately 134,000 square feet. The Company paid 800 Superior, LLC $2,655, $2,243 and $2,143 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s equity interest in 800 Superior, LLC as of December 31, 2015 and 2014 was $1,720 and $2,140, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(420), $(737), and $(558), respectively.

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

East Ninth & Superior, LLC

In September 2012, the Company formed East Ninth & Superior. The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of December 31, 2015 and 2014 was $4,139 and $4,079, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded equity in earnings (losses) from East Ninth & Superior of $60, $70, and $(57), respectively.

North Dearborn Building Company, L.P.

In February 2015, the Company invested $9,714 in North Dearborn, a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors, an entity controlled by Michael Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting. The Company's total exposure to loss is limited to its equity investment.

The Company’s equity interest in North Dearborn as of December 31, 2015 was $9,862. For the year ended December 31, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $756. The Company received distributions of $607 for the year ended December 31, 2015.

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

The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2015 was $10,559. For the year ended December 31, 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $28.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. Illinois Center is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for Illinois Center using the equity method of accounting. The Company's total exposure to loss is limited to its equity investment.

The Company’s equity interest in Illinois Center as of December 31, 2015 was $55,007. For the year ended December 31, 2015, the Company recorded equity in earnings (losses) from Illinois Center of $1,292.

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower by ACP Re, the Company entered into the agreements described below.

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provided for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earnout (the "ACP Re Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The ACP Re Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period. During the year ended December 31, 2015 and 2014, the ACP Re Contingent Payments made by the Company were $9,785 and $2,601, respectively. The expected remaining ACP Re Contingent Payments as of December 31, 2015 are $17,614. The fair value of the ACP Re Contingent Payments as of December 31, 2015 and 2014 was $16,071 and $23,499, respectively.

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

As of December 31, 2015 and 2014, there was a net receivable due from the Tower Companies of $46,565 and $43,998, respectively. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, for the years ended December 31, 2015 and 2014, the Company assumed $144,497 and $439,578, respectively, of premium from the Tower Companies and recorded $38,550 and $110,490, respectively, of ceding commission expense. For the years ended December 31, 2015 and 2014, the Company earned premium of $248,544 and $284,480, respectively, under these reinsurance agreements. For the years ended December 31, 2015 and 2014, the Company incurred losses and loss adjustment expenses of $159,814 and $154,577, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. The Company recorded $12,428 and $8,826, respectively, of commission income for the years ended December 31, 2015 and 2014 as a result of the PL MGA Agreement.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement, the Company was reimbursed $3,379 and $0 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, there was a receivable related to the PL Administrative Agreement of $11,795 and $1,546, respectively.

Stop-Loss and Retrocession Agreements

National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with CP Re. NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re is obligated to reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AII provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which, the parties to the Loss Portfolio Transfer Agreement have agreed will be established upon reevaluation as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the fifth anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII. The Company will record this reinsurance transaction under the deposit method of accounting.

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

The Company recorded interest income of approximately $8,701 and $2,601 for the years ended December 31, 2015 and 2014, respectively, under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

ACP Re, an affiliate of the Company, holds the surplus notes carried at $45,476 and $48,374 as of December 31, 2015 and 2014, respectively, issued by the Reciprocal Exchanges. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval (see Note 15, “Debt”).

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Investments

In the fourth quarter of 2015, NG Re Ltd. purchased from Tower entities two investments in limited partnership interests for an aggregate amount of approximately $5,115.

AIBD Health Plan

On September 1, 2012 the Company purchased The Association Benefits Solution companies , a group of companies affiliated with the accident and health insurance industry. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of December 31, 2015 and 2014, the Company had a receivable of $5,418 and $5,377, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of December 31, 2015 and 2014, the Company had a receivable to the employer trust in the amount of $2,950 and $605, respectively.

17. Unpaid Losses and Loss Adjustment Expenses

Activity in the reserves for unpaid losses and LAE is presented below:

	Year Ended December 31,
	2015			2014			2013
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,450,305	$111,848	$1,562,153	$1,259,241	$—	$1,259,241	$1,286,533
Less: Reinsurance recoverables at beginning of the year	(888,215)	(23,583)	(911,798)	(950,828)	—	(950,828)	(991,447)
Net balance at beginning of the year	562,090	88,265	650,355	308,413	—	308,413	295,086
Incurred losses and LAE related to:
Current year	1,265,702	100,255	1,365,957	1,008,406	25,382	1,033,788	456,039
Prior year	18,378	(2,694)	15,684	17,941	1,336	19,277	6,085
Total incurred	1,284,080	97,561	1,381,641	1,026,347	26,718	1,053,065	462,124
Paid losses and LAE related to:
Current year	(835,854)	(37,018)	(872,872)	(645,826)	(20,715)	(666,541)	(265,907)
Prior year	(347,912)	(55,501)	(403,413)	(187,010)	(12,429)	(199,439)	(182,890)
Total paid	(1,183,766)	(92,519)	(1,276,285)	(832,836)	(33,144)	(865,980)	(448,797)
Acquired outstanding loss and loss adjustment reserve	169,257	—	169,257	66,066	94,691	160,757	—
Effect of foreign exchange rates	(2,520)	—	(2,520)	(5,900)	—	(5,900)	—
Net balance at end of the year	829,141	93,307	922,448	562,090	88,265	650,355	308,413
Plus reinsurance recoverables at end of the year	794,091	39,085	833,176	888,215	23,583	911,798	950,828
Gross balance at end of the year	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153	$1,259,241

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

18. Commitments and Contingencies

Lease Commitments

The Company is obligated under approximately 49 leases for office space expiring at various dates through 2026. The lease expense for the years ended December 31, 2015, 2014 and 2013 was $14,310, $12,131, and $11,958, respectively. Future minimum lease commitments as of December 31, 2015 under non-cancellable operating leases for each of the next five years and thereafter are as follows:

Year Ending December 31,
2016	$16,147
2017	15,744
2018	14,758
2019	13,860
2020	10,565
Thereafter	32,227
Total	$103,301

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

Year Ending December 31,
2016	$3,653
2017	949
2018	500
2019	500
2020	29
Total	$5,631

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provides for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earnout (the "ACP Re Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The ACP Re Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period. During the year ended December 31, 2015 and 2014, the ACP Re Contingent Payments made by the Company were $9,785 and $2,601, respectively. The expected remaining ACP Re Contingent Payments as of December 31, 2015 are $17,614. (See Note 16, "Related Party Transactions").

ARS Contingent Payments

On April 1, 2015, the Company closed on the acquisition of ARS, a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48,000 in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was estimated to be $4,081 at December 31, 2015.

HST Contingent Payments

On January 23, 2015, the Company closed on the acquisition of HST, an Illinois based healthcare insurance general agency. The Company paid approximately $15,000 on the acquisition date and agreed to pay potential future earnout payments ("HST Contingent Payments") based on the overall profitability of HST and the business underwritten by the Company's insurance subsidiaries which is produced by HST. The fair value of the HST Contingent Payments was estimated to be $4,500 at December 31, 2015.

19. Stockholders' Equity

In 2010, the Company issued to AmTrust for an initial purchase consideration of approximately $53,053, which was equal to 25% of the capital initially required by the Company, 53,054 shares of Series A Preferred Stock (the “Preferred Stock”). The Preferred Stock provided an 8% cumulative dividend, was non-redeemable and was convertible, at the holders’ option, into 21.25% of the issued and outstanding common stock of the Company. On June 5, 2013, the Company converted the issued and outstanding 53,054 shares of Series A Preferred Stock into 12,295,430 shares of common stock (giving effect to a 286.22 to 1 stock split). Upon the conversion of the Preferred Stock, the Company paid AmTrust all undeclared cumulative dividends totaling $12,202.

On June 6, 2013, the Company sold 21,850,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The shares of common stock were sold to investors at a price of $10.50 per share, except for 485,532 shares that were sold to FBR Capital Markets & Co. (“FBR”) and an affiliate of FBR, which were sold

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

at a price of $9.765 per share representing the offering price per share sold to other investors less the amount of the initial purchaser discount or placement agent fee per share in the private placement. The cost of issuance of stock of approximately $1,093 was charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $213,277.

On February 19, 2014, the Company sold an additional 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. The Company recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12,146 was charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $177,833.

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

20. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $3,729, $2,265 and $1,816 for the years ended December 31, 2015, 2014 and 2013, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

21. Statutory Financial Data

Applicable insurance department regulations require the Company’s insurance subsidiaries to prepare statutory financial statements in accordance with Statutory Accounting Practices ("SAP") prescribed or permitted by the Department of Insurance of the state of domicile. Statutory net income (loss) for the years ended December 31, 2015, 2014 and 2013 and statutory capital and surplus as per the annual financial statements of the Company’s insurance subsidiaries as of December 31 were as follows:

Year Ended December 31, 2015	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$37,316	$2,759	$(2,195)
National General Insurance Company	26,294	450	378
Integon Preferred Insurance Company	6,769	126	324
Integon National Insurance Company	448,339	123,839	(9,995)
MIC General Insurance Corporation	19,042	451	(52)
National General Assurance Company	16,819	255	130
Integon Casualty Insurance Company	6,269	54	120
New South Insurance Company	7,632	71	203
Integon General Insurance Corporation	6,305	160	493
National General Insurance Company Online, Inc.	11,340	67	218
National Health Insurance Company	13,796	746	893
Personal Express Insurance Company	16,155	167	667
Imperial Fire and Casualty Insurance Company	40,572	366	3,021
National Automotive Insurance Company	7,103	100	544
Agent Alliance Insurance Company	48,811	681	387
National General Re Ltd.	601,276	298,795	163,872
National General Insurance Luxembourg, S.A.	32,922	26,491	925
National General Life Insurance Europe, S.A.	28,770	21,571	7,346

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2014	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$32,879	$2,228	$18
National General Insurance Company	27,923	261	527
Integon Preferred Insurance Company	9,324	173	(66)
Integon National Insurance Company	332,405	98,974	11,397
MIC General Insurance Corporation	19,800	222	50
National General Assurance Company	17,490	891	195
Integon Casualty Insurance Company	11,453	178	135
New South Insurance Company	6,890	101	321
Integon General Insurance Corporation	11,310	261	353
National General Insurance Company Online, Inc.	10,878	106	(53)
National Health Insurance Company	11,536	161	1,169
Personal Express Insurance Company	15,520	65	789
Imperial Fire and Casualty Insurance Company	41,018	6,599	178
National Automotive Insurance Company	7,013	487	1,502
Agent Alliance Insurance Company	16,464	321	(147)
National General Re Ltd.	442,400	112,810	54,688
National General Insurance Luxembourg, S.A.	14,638	2,500	402
National General Life Insurance Europe, S.A.	15,000	3,700	(354)

Year Ended December 31, 2013	Statutory Capital and Surplus	Required Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$32,767	$2,787	$2,967
National General Insurance Company	25,800	370	4,498
Integon Preferred Insurance Company	8,394	127	1,482
Integon National Insurance Company	159,752	61,897	(33,202)
MIC General Insurance Corporation	20,234	369	1,086
National General Assurance Company	15,764	183	2,017
Integon Casualty Insurance Company	10,256	192	1,550
New South Insurance Company	15,621	288	4,091
Integon General Insurance Corporation	10,555	246	4,895
National General Insurance Company Online, Inc.	9,939	49	1,294
National Health Insurance Company	10,340	698	(1,246)
National General Re Ltd.	133,088	40,389	4,232

For the Company's U.S. insurance subsidiaries, the required statutory capital and surplus amount is equal to 1.5 times of authorized control level of risk based capital as defined by NAIC or the minimum amount required to avoid regulatory oversight. For National General Re Ltd., the required statutory capital and surplus (known as the "Target Capital Level") amount is equal to 1.2 times the enhanced Capital Requirement based on a level of risk based capital compared to 2014. The Company maintained the minimum capital required by the Bermuda Monetary Authority.

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

For the years ended December 31, 2015 and 2014, the Reciprocal Exchanges had combined SAP net income (loss) of $23,346 and $(3,646), respectively. At December 31, 2015 and 2014, the Reciprocal Exchanges had combined statutory capital and surplus of $119,330 and $74,952, respectively.

The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2015 and 2014, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels.

The Reciprocal Exchanges are not owned by the Company, but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company. In addition, no dividends can be paid from the Reciprocal Exchanges to the Company.

22. Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $360,070 and $286,346 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, there were $23,751, $12,000 and $24,015 of dividends and return of capital paid by the insurance subsidiaries to the parent company, respectively. The Company obtained permission from the states of domicile before the dividends were paid. Thereafter, the parent company paid $160,300, $141,566 and $54,105 in the form of a capital contribution to its subsidiary, Integon National Insurance Company as of December 31, 2015, 2014 and 2013, respectively. During 2013, National Health Insurance Company received a capital contribution from its parent Integon Indemnity Corporation of $3,000.

23. Risk-Based Capital

Property and casualty insurance companies in the United States are subject to certain risk-based capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under such requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2015 and 2014, the capital and surplus of the Company’s insurance subsidiaries exceeded the RBC requirements.

24. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSU"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2015, approximately 1,768,870 shares of Company common stock remained available for grants under the Plans.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The fair value for stock options was estimated at the date of grant with the following assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015 (1)		2014		2013
	Low-End	High End	Low-End	High End	Low-End	High End
Volatility	—%	—%	27.00%	35.00%	36.00%	39.00%
Risk-free interest rate	—%	—%	1.74%	2.26%	0.95%	2.27%
Weighted average expected life in years	0.00	0.00	5.50	7.00	6.25	6.50
Forfeiture rate	—%	—%	10.00%	10.00%	19.00%	19.20%
Dividend rate	—%	—%	0.40%	0.40%	—%	—%
(1) There were no options granted for the year ended December 31, 2015.

Expected Price Volatility - this is a measure of the amount by which a price has fluctuated or is expected to fluctuate. For the year ended December 31, 2013, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares were not traded on a public exchange. As a substitute for such estimate, the Company used a set of comparable companies in the industry in which the Company operates.

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

A summary of the Company’s stock option activity for the years ended December 31, 2015, 2014 and 2013 is shown below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,110,593	$8.88	5,058,363	$8.48	2,339,601	$5.89
Granted	—	—	195,000	17.63	2,990,353	10.33
Exercised	(584,296)	6.31	(125,582)	6.43	—	—
Forfeited	(30,759)	8.26	(17,188)	7.52	(271,591)	6.69
Withheld (1)	(371,729)	6.97	—	—	—	—
Outstanding at end of year	4,123,809	$9.31	5,110,593	$8.88	5,058,363	$8.48

(1) Represents shares withheld by the Company to satisfy income tax withholding liability and exercise price in connection with certain exercises.

The weighted average grant date fair value of options granted was $0.00, $6.76 and $4.20 in 2015, 2014 and 2013, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company had approximately $9,069 and $5,999 of unrecognized compensation cost related to unvested stock options as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, all option grants outstanding had an approximate weighted average remaining life of 6.8 and 7.9 years, respectively. As of December 31, 2015 and 2014, options exercisable had an approximate weighted average remaining life of 6.7 and 7.5 years, respectively. As of December 31, 2015 and 2014, there were approximately 2,686,762 and 2,347,412 exercisable shares with a weighted-average exercise price of $8.31 and $7.81, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $7,973, $1,325 and $0, respectively. The intrinsic value of stock options that were outstanding as of December 31, 2015 and 2014 was $52,261 and $49,727, respectively. The intrinsic value of stock options that were exercisable as of December 31, 2015 and 2014 was $36,396 and $20,736, respectively.

Cash received from options exercised was $2,595, $796 and $0 during the years ended December 31, 2015, 2014 and 2013, respectively. The excess tax benefit from award exercises was approximately $0, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the Company's RSU activity for the years ended December 31, 2015, 2014 and 2013 is shown below:

	Year Ended December 31,
	2015		2014		2013
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	327,555	$17.44	—	$—	—	$—
Granted	216,910	20.34	330,555	17.45	—	—
Vested	(42,653)	17.31	—	—	—	—
Forfeited	(115,551)	17.57	(3,000)	18.02	—	—
Withheld (1)	(23,587)	17.30	—	—	—	—
Non-vested at end of year	362,674	$19.16	327,555	$17.44	—	$—

(1) Represents shares withheld by the Company to satisfy income tax withholding liability and exercise price in connection with RSU vesting.

Compensation expense for all share-based compensation under ASC 718-10-30 was $5,937, $2,859 and $2,727 during 2015, 2014 and 2013, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

25. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common NGHC stockholders - basic	$128,227	$99,952	$40,151
Effect of potentially dilutive securities:
Convertible preferred stock dividends	—	—	2,158
Net income attributable to common NGHC stockholders - diluted	$128,227	$99,952	$42,309
Weighted average number of common shares outstanding – basic	98,241,904	91,499,122	65,017,579
Potentially dilutive securities:
Share options	2,119,358	1,868,171	1,495,315
Restricted stock units	362,674	148,124	—
Convertible preferred stock	—	—	5,288,719
Weighted average number of common shares outstanding – diluted	100,723,936	93,515,417	71,801,613

Basic earnings per share attributable to NGHC common stockholders	$1.31	$1.09	$0.62
Diluted earnings per share attributable to NGHC common stockholders	$1.27	$1.07	$0.59

As of December 31, 2015, 2014 and 2013, 2,432,421, 2,674,014 and 3,643,552 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

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

The following tables summarize the underwriting results of the Company’s operating segments:

Year Ended December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,337,826	$251,922	$—	$2,589,748
Ceded premiums	(367,533)	(35,969)	—	(403,502)
Net premium written	1,970,293	215,953	—	2,186,246
Change in unearned premium	(51,784)	(4,652)	—	(56,436)
Net earned premium	1,918,509	211,301	—	2,129,810
Ceding commission income	42,699	1,091	—	43,790
Service and fee income	174,738	98,810	—	273,548
Total underwriting revenue	2,135,946	311,202	—	2,447,148
Underwriting expenses:
Loss and loss adjustment expense	1,210,319	171,322	—	1,381,641
Acquisition costs and other underwriting expenses	339,931	65,999	—	405,930
General and administrative expenses	448,236	82,111	—	530,347
Total underwriting expenses	1,998,486	319,432	—	2,317,918
Underwriting income (loss)	137,460	(8,230)	—	129,230
Net investment income	—	—	75,340	75,340
Net realized loss on investments	—	—	(10,307)	(10,307)
Other revenue (expense)	—	—	(788)	(788)
Equity in earnings of unconsolidated subsidiaries	—	—	10,643	10,643
Interest expense	—	—	(28,885)	(28,885)
Provision for income taxes	—	—	(18,956)	(18,956)
Net loss (income) attributable to non-controlling interest	—	—	(14,025)	(14,025)
Net income (loss) attributable to NGHC	$137,460	$(8,230)	$13,022	$142,252
NGHC	$134,117	$(8,230)	$16,365	$142,252
Reciprocal Exchanges	3,343	—	(3,343)	—
Net income (loss) attributable to NGHC	$137,460	$(8,230)	$13,022	$142,252

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,994,708	$140,399	$—	$2,135,107
Ceded premiums	(264,686)	(397)	—	(265,083)
Net premium written	1,730,022	140,002	—	1,870,024
Change in unearned premium	(217,278)	(19,526)	—	(236,804)
Net earned premium	1,512,744	120,476	—	1,633,220
Ceding commission income	12,430	—	—	12,430
Service and fee income	110,114	58,457	—	168,571
Total underwriting revenue	1,635,288	178,933	—	1,814,221
Underwriting expenses:
Loss and loss adjustment expense	967,176	85,889	—	1,053,065
Acquisition costs and other underwriting expenses	260,397	54,692	—	315,089
General and administrative expenses	292,145	56,617	—	348,762
Total underwriting expenses	1,519,718	197,198	—	1,716,916
Underwriting income (loss)	115,570	(18,265)	—	97,305
Net investment income	—	—	52,426	52,426
Net realized loss on investments	—	—	(2,892)	(2,892)
Other revenue (expense)	—	—	(1,660)	(1,660)
Equity in earnings of unconsolidated subsidiaries	—	—	1,180	1,180
Interest expense	—	—	(17,736)	(17,736)
Provision for income taxes	—	—	(23,876)	(23,876)
Net loss (income) attributable to non-controlling interest	—	—	(2,504)	(2,504)
Net income (loss) attributable to NGHC	$115,570	$(18,265)	$4,938	$102,243
NGHC	$107,975	$(18,265)	$4,938	$94,648
Reciprocal Exchanges	7,595	—	—	7,595
Net income (loss) attributable to NGHC	$115,570	$(18,265)	$4,938	$102,243

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2013	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,305,254	$33,501	$—	$1,338,755
Ceded premiums	(659,154)	(285)	—	(659,439)
Net premium written	646,100	33,216	—	679,316
Change in unearned premium	8,749	1	—	8,750
Net earned premium	654,849	33,217	—	688,066
Ceding commission income	87,100	—	—	87,100
Service and fee income	82,752	44,789	—	127,541
Total underwriting revenue	824,701	78,006	—	902,707
Underwriting expenses:
Loss and loss adjustment expense	435,989	26,135	—	462,124
Acquisition costs and other underwriting expenses	110,509	24,378	—	134,887
General and administrative expenses	252,345	28,207	—	280,552
Total underwriting expenses	798,843	78,720	—	877,563
Underwriting income (loss)	25,858	(714)	—	25,144
Net investment income	—	—	30,808	30,808
Net realized loss on investments	—	—	(1,669)	(1,669)
Other revenue (expense)	—	—	16	16
Equity in earnings of unconsolidated subsidiaries	—	—	1,274	1,274
Interest expense	—	—	(2,042)	(2,042)
Provision for income taxes	—	—	(11,140)	(11,140)
Net loss (income) attributable to non-controlling interest	—	—	(82)	(82)
Net income (loss) attributable to NGHC	$25,858	$(714)	$17,165	$42,309

The following tables summarize the financial position of the Company's operating segments as of December 31, 2015 and 2014:

December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$684,857	$73,776	$—	$758,633
Deferred acquisition costs	153,767	6,764	—	160,531
Reinsurance recoverable on unpaid losses	832,593	583	—	833,176
Prepaid reinsurance premiums	128,343	—	—	128,343
Goodwill and Intangible assets, net	366,021	95,291	—	461,312
Corporate and other assets	—	—	3,221,397	3,221,397
Total assets	$2,165,581	$176,414	$3,221,397	$5,563,392

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$576,980	$70,463	$—	$647,443
Deferred acquisition costs	119,167	6,832	—	125,999
Reinsurance recoverable on unpaid losses	911,790	8	—	911,798
Prepaid reinsurance premiums	102,761	—	—	102,761
Goodwill and Intangible assets, net	260,739	58,862	—	319,601
Corporate and other assets	—	—	2,217,114	2,217,114
Total assets	$1,971,437	$136,165	$2,217,114	$4,324,716

The following table shows an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015			2014			2013
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	Total
Gross premium written - North America	$2,217,844	$283,582	$2,501,426	$1,965,942	$70,042	$2,035,984	$1,338,755
Gross premium written - Europe	88,322	—	88,322	99,123	—	99,123	—
Total	$2,306,166	$283,582	$2,589,748	$2,065,065	$70,042	$2,135,107	$1,338,755

Net premium written - North America	$922,386	$126,091	$1,048,477	$927,760	$53,076	$980,836	$382,358
Net premium written - Bermuda	1,009,447	—	1,009,447	750,065	—	750,065	267,263
Net premium written - Europe	128,322	—	128,322	139,123	—	139,123	29,695
Total	$2,060,155	$126,091	$2,186,246	$1,816,948	$53,076	$1,870,024	$679,316

Net earned premium - North America	$862,034	$134,709	$996,743	$715,906	$47,622	$763,528	$391,108
Net earned premium - Bermuda	1,009,447	—	1,009,447	750,065	—	750,065	267,263
Net earned premium - Europe	123,620	—	123,620	119,627	—	119,627	29,695
Total	$1,995,101	$134,709	$2,129,810	$1,585,598	$47,622	$1,633,220	$688,066

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Gross Premium Written	2015	2014	2013
Property and Casualty
Personal Auto	$1,240,224	$1,241,575	$1,016,728
Homeowners	327,299	366,997	1,389
RV/Packaged	154,929	153,553	158,300
Commercial Auto	187,686	146,124	116,774
Lender-placed insurance	126,570	—	—
Other	17,536	16,417	12,063
Property and Casualty Total	$2,054,244	$1,924,666	$1,305,254
Accident and Health Total	251,922	140,399	33,501
NGHC Total	$2,306,166	$2,065,065	$1,338,755

Reciprocal Exchanges
Personal Auto	$88,494	$32,436	$—
Homeowners	168,015	33,028	—
Other	27,073	4,578	—
Reciprocal Exchanges Total	$283,582	$70,042	$—

Total	$2,589,748	$2,135,107	$1,338,755

	Year Ended December 31,
Net Premium Written	2015	2014	2013
Property and Casualty
Personal Auto	$1,070,852	$1,047,795	$487,311
Homeowners	309,775	333,586	1,389
RV/Packaged	153,501	148,456	88,553
Commercial Auto	170,720	132,002	61,163
Lender-placed insurance	125,693	—	—
Other	13,661	15,107	7,684
Property and Casualty Total	$1,844,202	$1,676,946	$646,100
Accident and Health Total	215,953	140,002	33,216
NGHC Total	$2,060,155	$1,816,948	$679,316

Reciprocal Exchanges
Personal Auto	$50,686	$32,075	$—
Homeowners	58,012	17,127	—
Other	17,393	3,874	—
Reciprocal Exchanges Total	$126,091	$53,076	$—

Total	$2,186,246	$1,870,024	$679,316

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Earned Premium	2015	2014	2013
Property and Casualty
Personal Auto	$1,054,529	$979,082	$502,160
Homeowners	286,920	204,285	444
RV/Packaged	150,290	147,587	88,494
Commercial Auto	154,565	118,759	54,913
Lender-placed insurance	123,274	—	—
Other	14,222	15,409	8,838
Property and Casualty Total	$1,783,800	$1,465,122	$654,849
Accident and Health Total	211,301	120,476	33,217
NGHC Total	$1,995,101	$1,585,598	$688,066

Reciprocal Exchanges
Personal Auto	$74,477	$28,405	$—
Homeowners	45,354	15,779	—
Other	14,878	3,438	—
Reciprocal Exchanges Total	$134,709	$47,622	$—

Total	$2,129,810	$1,633,220	$688,066

27. Condensed Quarterly Financial Data (Unaudited)

The following tables summarize the Company's quarterly financial data:

	2015
	March 31,	June 30,	September 30,	December 31,
Total revenues	$557,695	$553,653	$590,039	$810,006
Net income	42,928	36,326	44,701	32,322
Net income attributable to NGHC common shareholders	41,737	33,783	38,988	13,719
Comprehensive income (loss) - attributable to NGHC shareholders	55,259	20,837	30,566	(4,016)
Basic earnings per common share attributable to NGHC shareholders	$0.45	$0.36	$0.39	$0.13
Diluted earnings per common share attributable to NGHC shareholders	$0.43	$0.35	$0.38	$0.13

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

28. Subsequent Events

Century-National Purchase Agreement

On January 22, 2016, the Company entered into a securities purchase agreement (the "Purchase Agreement") with Kramer-Wilson Company, Inc., a Delaware corporation, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, the Company agreed to purchase all of the issued and outstanding shares of capital stock (the "Century-National Transaction") of Century-National Insurance Company, a California domiciled property and casualty company ("Century-National") and Western General Agency, Inc., a California corporation ("Western General," and together with Century-National, the "Acquired Companies").

The aggregate purchase price (the "Purchase Price") for the Century-National Transaction is equal to the sum of the tangible book value of the Acquired Companies as of the closing date ("TBV") and a $50,000 premium (the "Premium"). On the closing date of the Century-National Transaction, the Company will make an initial payment of the Purchase Price that is an estimate of one-third of the TBV (subject to adjustment upon receipt of a closing audit of the Acquired Companies by independent auditors) plus the Premium. With respect to the remainder of the Purchase Price, the Company will enter into a promissory note upon closing, payable over a period of two years.

On January 22, 2016, the Company deposited $10,000 into an escrow account, refundable in the event that regulatory approval of the Century-National Transaction is not received. The Century-National Transaction is subject to approval of governmental authorities and other customary closing conditions. The Century-National Transaction is expected to close in the second quarter of 2016.

New Credit Agreement

On January 25, 2016, the Company entered into a $225,000 credit agreement (the “New Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $25,000 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the New Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The New Credit Agreement has a maturity date of January 25, 2020. All of the commitments to extend credit under that certain Credit Agreement, dated as of May 30, 2014, by and between the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, were terminated pursuant to the terms of the New Credit Agreement.

Standard Mutual Insurance Company Purchase Agreement

On January 27, 2016, the Company entered into a definitive agreement to acquire Standard Mutual Insurance Company, an Illinois based property and casualty insurance underwriter (“SMIC”), following the completion of the conversion of SMIC to a stock company from a mutual company (the “SMIC Transaction”). The SMIC Transaction is subject to approval of governmental authorities and other customary closing conditions. The SMIC Transaction is expected to close in the second quarter of 2016.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2015	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$21,293	$22,304	$22,304
States, municipalities and political subdivisions	193,017	196,924	196,924
Foreign governments	31,383	31,062	31,062
Public utilities	71,244	62,222	62,222
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds (2)	2,063,543	2,044,902	2,044,902
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—
Total Fixed Maturities	2,380,480	2,357,414	2,357,414

Equity Securities:
Common stock:
Public utilities, banks, trust and insurance companies	244	255	255
Industrial, miscellaneous and all other	53,112	46,710	46,710
Nonredeemable preferred stocks	11,448	11,825	11,825
Total Equity Securities	64,804	58,790	58,790

Other Investments (3)	13,031	13,031	13,031
Other Short-term Investments (3)	3,527	3,527	3,527
Total Investments (other than investments in related parties)	$2,461,842	$2,432,762	$2,432,762

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)	Includes structured securities, residential and commercial mortgage-backed securities.

(3)	Approximates market value.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands, Except Shares and Par Value per Share)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $229,405 and $15,427)	$230,952	$15,844
Other investments	4,139	—
Equity investments in subsidiaries	1,782,748	1,339,161
Total investments	2,017,839	1,355,005
Cash and cash equivalents	16,642	1,282
Accrued interest	858	163
Premiums and other receivables, net	445	—
Deferred tax asset	7,992	9,575
Income tax receivable	19,931	—
Due from affiliates	1,843	—
Total Assets	$2,065,550	$1,366,025
Liabilities and Stockholders' Equity
Liabilities:
Due to affiliates	$—	$9,266
Securities sold under agreements to repurchase, at contract value	52,484	—
Notes payable	441,061	245,077
Income tax payable	—	6,616
Other liabilities	35,365	31,616
Total Liabilities	528,910	292,575
Stockholders' Equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 105,554,331 shares - 2015; authorized 150,000,000 shares, issued and outstanding 93,427,382 shares - 2014	1,056	934
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015; authorized 10,000,000 shares, issued and outstanding 2,200,000 shares - 2014. Aggregate liquidation preference $220,000 - 2015, $55,000 - 2014	220,000	55,000
Additional paid-in capital	900,114	690,736
Accumulated other comprehensive income (loss)	(19,414)	20,192
Retained earnings	412,044	292,832
Total National General Holdings Corp. Stockholders' Equity	1,513,800	1,059,694
Non-controlling interest	22,840	13,756
Total Stockholders' Equity	1,536,640	1,073,450
Total Liabilities and Stockholders' Equity	$2,065,550	$1,366,025

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Income:
Investment income	$3,813	$3,416	$1,842
Net realized loss on investments	(534)	(2,489)	(2,830)
Other-than-temporary impairment loss	—	—	(2,869)
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	160,396	112,850	46,826
Total income	163,675	113,777	42,969
Expenses:
Interest expense	24,065	11,753	1,916
Benefit for income taxes	(16,988)	(2,996)	(1,981)
Other	321	273	643
Total expenses	7,398	9,030	578
Net income	$156,277	$104,747	$42,391
Less: Net loss (income) attributable to non-controlling interest	(14,025)	(2,504)	(82)
Net income attributable to NGHC	$142,252	$102,243	$42,309
Dividends on preferred stock	(14,025)	(2,291)	(2,158)
Net income attributable to NGHC common stockholders	$128,227	$99,952	$40,151

Other comprehensive income (loss), net of tax:
Changes in:
Foreign currency translation adjustment	1,026	(5,171)	365
Net unrealized holding gain (loss) on securities	(44,596)	18,620	(25,414)
Other comprehensive income (loss), net of tax	(43,570)	13,449	(25,049)
Comprehensive income	112,707	118,196	17,342
Less: Comprehensive loss (income) attributable to non-controlling interest	(10,061)	(3,186)	(82)
Comprehensive income attributable to NGHC	$102,646	$115,010	$17,260

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$142,252	$102,243	$42,309
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated subsidiaries	(199,263)	(116,366)	(46,744)
Net amortization of premium (discount) on fixed maturities	(296)	2,596	(62)
Other net realized loss on investments	534	2,489	2,830
Other-than-temporary impairment loss	—	—	2,869
Foreign currency translation adjustment, net of tax	(139)	(1,655)	—
Stock compensation expense	5,937	2,859	2,727
Changes in assets and liabilities:
Accrued interest	(111)	25	(188)
Other assets	(445)	—	—
Due to/from affiliates	(11,109)	25,533	(25,986)
Deferred tax asset	1,187	(19,537)	(448)
Income tax receivable/payable	(26,548)	6,754	(138)
Other liabilities	(4,869)	28,714	867
Net Cash Provided By (Used in) Operating Activities	(92,870)	33,655	(21,964)
Cash Flows From Investing Activities:
Purchases of fixed maturities	(569,632)	(102,191)	(200,587)
Proceeds from sale of fixed maturities	355,576	173,804	102,279
Purchase of other investments	(4,139)	—	—
Investment in consolidated subsidiaries	(275,598)	(517,953)	(89,583)
Net Cash Used In Investing Activities	(493,793)	(446,340)	(187,891)
Cash Flows From Financing Activities:
Securities sold under agreements to repurchase, net	52,484	—	—
Issuances of common and preferred stock, net of fees	370,194	230,997	213,277
Notes payable repayments	—	(59,200)	(57,570)
Exercises of stock options	2,595	796	—
Proceeds from notes payable	195,400	245,077	68,700
Dividends paid to common and preferred shareholders	(18,650)	(4,860)	(13,796)
Net Cash Provided By Financing Activities	602,023	412,810	210,611
Net Increase in Cash and Cash Equivalents	15,360	125	756
Cash and Cash Equivalents, Beginning of Year	1,282	1,157	401
Cash and Cash Equivalents, End of Year	$16,642	$1,282	$1,157

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

Years Ended December 31,

Segment	Deferred Policy Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2015
Property and casualty	$153,767	$1,612,346	$1,172,516	$1,918,509	$—	$1,210,319	$302,126	$37,805	$1,970,293
Accident and health	6,764	143,278	19,983	211,301	—	171,322	31,857	34,142	215,953
Corporate and other	—	—	—	—	75,340	—	—	—	—
Total	$160,531	$1,755,624	$1,192,499	$2,129,810	$75,340	$1,381,641	$333,983	$71,947	$2,186,246
2014
Property and casualty	$119,167	$1,521,134	$851,875	$1,512,744	$—	$967,176	$171,693	$88,704	$1,730,022
Accident and health	6,832	41,019	12,561	120,476	—	85,889	32,624	22,068	140,002
Corporate and other	—	—	—	—	52,426	—	—	—	—
Total	$125,999	$1,562,153	$864,436	$1,633,220	$52,426	$1,053,065	$204,317	$110,772	$1,870,024
2013
Property and casualty	$59,048	$1,253,516	$476,220	$654,849	$—	$435,989	$64,694	$45,815	$646,100
Accident and health	1,064	5,725	12	33,217	—	26,135	425	23,953	33,216
Corporate and other	—	—	—	—	30,808	—	—	—	—
Total	$60,112	$1,259,241	$476,232	$688,066	$30,808	$462,124	$65,119	$69,768	$679,316

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Years Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed Other Companies	Net Amount	Percent of Amount Assumed to Net
2015
Premiums	$2,052,880	$(377,921)	$454,851	$2,129,810	21.4%
2014
Premiums	$1,496,709	$(277,899)	$414,410	$1,633,220	25.4%
2013
Premiums	$1,325,251	$(663,055)	$25,870	$688,066	3.8%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Years Ended December 31,

		Additions
Description	Balance at beginning of the year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of the year
2015
Premiums and other receivables:
Allowance for uncollectible accounts	$9,728	$23,810	$—	$(20,105)	$13,433
2014
Premiums and other receivables:
Allowance for uncollectible accounts	$6,064	$29,133	$—	$(25,469)	$9,728
2013
Premiums and other receivables:
Allowance for uncollectible accounts	$6,573	$22,484	$—	$(22,993)	$6,064

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Years Ended December 31,	Current Year	Prior Years
2015	$1,365,957	$15,684	$1,276,285
2014	$1,033,788	$19,277	$865,980
2013	$456,039	$6,085	$448,797

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of National General Holdings Corp. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
3.3	Certificate of Designations for 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014)
3.4	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
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

4.6	Form of 6.750% Notes due 2024 (included as Exhibit A to Exhibit 4.5) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 28, 2014)
4.7
Deposit Agreement, dated March 27, 2015, among National General Holdings Corp., American Stock Transfer & Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)

4.8	Form of depositary receipt (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.9	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.10
Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)

4.11	Form of 7.625% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 18, 2015)
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
10.11*
Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.12*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Michael Weiner (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.13
Amended and Restated Marketing Agreement, dated as of December 21, 2012, by and among Good Sam Enterprises, LLC, Camping World, Inc., CWI, Inc. and National General Insurance Marketing, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on September 24, 2013) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.14
Amended and Restated Personal Lines Stock and Asset Purchase Agreement, effective as of April 8, 2014, by and between ACP Re, Ltd and the Company (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-195262) filed on April 30, 2014)

10.15
Credit Agreement, dated May 30, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.16
Amended and Restated Personal Lines Master Agreement, dated as of July 23, 2014, by and between ACP Re Ltd. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014)

10.17
Credit Agreement, dated September 15, 2014, among AmTrust Financial Services, Inc. as Administrative Agent, ACP Re Ltd. and London Acquisition Company Limited as Borrowers, ACP Re Holdings, LLC as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd. as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2014)

Exhibit No.	Description
10.18
Personal Lines Quota Share Reinsurance Agreement, dated as of September 15, 2014, by and among Tower Insurance Company of New York, CastlePoint National Insurance Company, Tower National Insurance Company, Hermitage Insurance Company, Castle Point Florida Insurance Company, North East Insurance Company, York Insurance Company of Maine, Massachusetts Homeland Insurance Company, Preserver Insurance Company and Castle Point Insurance Company, as Ceding Companies, and Integon National Insurance Company, as Reinsurer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 17, 2014)

10.19
Master Transaction Agreement, dated as of July 15, 2015, by and among the QBE Investments (North America), Inc., QBE Holdings, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2015)

10.20
Amendment No. 1, dated December 3, 2015, to the Credit Agreement among AmTrust Financial Services, Inc. as Administrative Agent, ACP Re Ltd. and London Acquisition Company Limited as Borrowers, ACP Re Holdings, LLC as Guarantor, and AmTrust International Insurance, Ltd. and National General Re Ltd. as Lenders (filed herewith)

10.21
Credit Agreement, dated January 25, 2016, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2016)

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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

*	Management contract or compensatory plan or arrangement.