Form 10-Q
period 2016-03-31
National General Holdings Corp.
filed 2016-05-10
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

As of May 5, 2016, the number of common shares of the registrant outstanding was 105,714,916.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $1,990,919 and $2,081,456)	$2,016,391	$2,063,051
Equity securities, available-for-sale, at fair value (cost $54,668 and $63,303)	38,038	57,216
Short-term investments	2,440	1,528
Equity investment in unconsolidated subsidiaries	243,005	234,948
Other investments	54,090	13,031
Securities pledged (amortized cost $126,482 and $54,955)	129,097	55,394
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $255,013 and $244,069)	255,013	238,969
Equity securities, available-for-sale, at fair value (cost $588 and $1,501)	588	1,574
Short-term investments	—	1,999
Total investments	2,738,662	2,667,710
Cash and cash equivalents (Exchanges - $2,673 and $8,393)	274,749	282,277
Accrued investment income (Exchanges - $2,658 and $2,347)	21,249	20,402
Premiums and other receivables, net (Related parties $27,974 and $62,306) (Exchanges - $52,922 and $56,194)	886,417	758,633
Deferred acquisition costs (Exchanges - $0 and $23,803)	145,155	160,531
Reinsurance recoverable on unpaid losses (Related parties - $37,412 and $42,774) (Exchanges - $43,401 and $39,085)	837,886	833,176
Prepaid reinsurance premiums (Exchanges - $59,706 and $61,730)	132,157	128,343
Income tax receivable (Exchanges - $300 and $300)	300	300
Notes receivable from related party	127,188	125,057
Due from affiliate (Exchanges - $11,703 and $12,060)	16,880	41,536
Premises and equipment, net (Exchanges - $2,386 and $332)	69,082	42,931
Intangible assets, net (Exchanges - $32,638 and $4,825)	371,104	348,898
Goodwill	119,553	112,414
Prepaid and other assets (Exchanges - $187 and $93)	43,859	41,184
Total assets	$5,784,241	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $137,093 and $132,392)	$1,783,533	$1,755,624
Unearned premiums (Exchanges - $143,194 and $146,186)	1,288,024	1,192,499
Unearned service contract and other revenue	28,342	12,504
Reinsurance payable (Related parties - $30,964 and $31,923) (Exchanges - $11,092 and $14,357)	82,462	69,172
Accounts payable and accrued expenses (Related parties - $41,849 and $51,755) (Exchanges - $6,972 and $19,845)	305,277	284,902
Securities sold under agreements to repurchase, at contract value	114,196	52,484
Deferred tax liability (Exchanges - $23,716 and $32,724)	7,043	12,247
Income tax payable	28,052	5,593
Notes payable (Exchanges owed to related party - $0 and $45,476)	446,244	491,537
Other liabilities (Exchanges - $37,550 and $38,105)	94,969	150,190
Total liabilities	4,178,142	4,026,752

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 105,714,916 shares - 2016; authorized 150,000,000 shares, issued and outstanding 105,554,331 shares - 2015	1,057	1,056
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2016; authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015. Aggregate liquidation preference $220,000 - 2016, $220,000 - 2015	220,000	220,000
Additional paid-in capital	903,933	900,114
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(2,914)	(3,780)
Unrealized gains (losses) on investments	7,448	(15,634)
Total accumulated other comprehensive income (loss)	4,534	(19,414)
Retained earnings	461,574	412,044
Total National General Holdings Corp. Stockholders' Equity	1,591,098	1,513,800
Non-controlling interest (Exchanges - $14,768 and $22,619)	15,001	22,840
Total stockholders’ equity	1,606,099	1,536,640
Total liabilities and stockholders' equity	$5,784,241	$5,563,392

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premium income:
Gross premium written	$816,194	$643,455
Ceded premiums (related parties - $408 and $348, respectively)	(71,607)	(113,430)
Net premium written	744,587	530,025
Change in unearned premium	(89,667)	(50,860)
Net earned premium	654,920	479,165
Ceding commission income	(1,895)	5,080
Service and fee income	96,944	54,870
Net investment income	21,670	16,148
Net realized gain on investments	3,617	1,187
Other revenue	701	1,245
Total revenues	775,957	557,695
Expenses:
Loss and loss adjustment expense	409,050	306,686
Acquisition costs and other underwriting expenses	112,899	89,885
General and administrative expenses	176,627	105,687
Interest expense	9,141	9,080
Total expenses	707,717	511,338
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	68,240	46,357
Provision for income taxes	18,083	8,387
Income before equity in earnings of unconsolidated subsidiaries	50,157	37,970
Equity in earnings of unconsolidated subsidiaries	6,682	4,958
Net income	56,839	42,928
Less: Net loss (income) attributable to non-controlling interest	(12)	(160)
Net income attributable to National General Holdings Corp. ("NGHC")	$56,827	$42,768
Dividends on preferred stock	(4,125)	(1,031)
Net income attributable to NGHC common stockholders	$52,702	$41,737
Earnings per common share:
Basic earnings per share	$0.50	$0.45
Diluted earnings per share	$0.49	$0.43
Dividends declared per common share	$0.03	$0.02
Weighted average common shares outstanding:
Basic	105,597,594	93,454,236
Diluted	108,266,508	96,087,952
Net realized gain on investments:
Other-than-temporary impairment loss	$—	$(1,016)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	(1,016)
Other net realized gain on investments	3,617	2,203
Net realized gain on investments	$3,617	$1,187

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$56,839	$42,928
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	866	1,024
Gross unrealized holding gain on securities, net of tax of $13,695 and $5,990 for the three months ended March 31, 2016 and 2015, respectively	25,433	14,355
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively	—	1,016
Other net realized gain on investments, net of tax of ($1,266) and $0 for the three months ended March 31, 2016 and 2015, respectively	(2,351)	(2,203)
Other comprehensive income, net of tax	23,948	14,192
Comprehensive income	80,787	57,120
Less: Comprehensive loss (income) attributable to non-controlling interest	(12)	(1,861)
Comprehensive income attributable to NGHC	$80,775	$55,259

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended March 31, 2016
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$412,044	$(19,414)	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	56,827	—	12	56,839
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	866	—	866
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	23,082	—	23,082
Reciprocal Exchanges' equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	14,768	14,768
Preferred stock dividends	—	—	—	—	—	(4,125)	—	—	(4,125)
Common stock dividends	—	—	—	—	—	(3,172)	—	—	(3,172)
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Common stock issued under employee stock plans and exercises of stock options	160,585	1	—	—	1,851	—	—	—	1,852
Stock-based compensation	—	—	—	—	2,118	—	—	—	2,118
Balance March 31, 2016	105,714,916	$1,057	2,365,000	$220,000	$903,933	$461,574	$4,534	$15,001	$1,606,099

	Three Months Ended March 31, 2015
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance January 1, 2015	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450
Net income	—	—	—	—	—	42,768	—	160	42,928
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,024	—	1,024
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	11,467	1,701	13,168
Preferred stock dividends	—	—	—	—	—	(1,031)	—	—	(1,031)
Common stock dividends	—	—	—	—	—	(1,868)	—	—	(1,868)
Issuance of preferred stock	—	—	150,000	150,000	(4,975)	—	—	—	145,025
Common stock issued under employee stock plans and exercises of stock options	67,876	1	—	—	340	—	—	—	341
Stock-based compensation	—	—	—	—	1,088	—	—	—	1,088
Balance March 31, 2015	93,495,258	$935	2,350,000	$205,000	$687,189	$332,701	$32,683	$15,617	$1,274,125

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$56,839	$42,928
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,856	7,956
Net amortization of premium on fixed maturities	1,174	1,188
Net amortization of discount on debt	182	2,043
Stock compensation expense	2,118	1,088
Equity in earnings of unconsolidated subsidiaries	(6,682)	(4,958)
Other net realized gain on investments	3,617	(2,203)
Other-than-temporary impairment loss	—	1,016
Bad debt expense	6,959	5,823
Foreign currency translation adjustment, net of tax	1,547	(427)
Changes in assets and liabilities:
Accrued investment income	(2,655)	(257)
Premiums and other receivables	(113,845)	(147,734)
Deferred acquisition costs, net	(7,616)	(29,030)
Reinsurance recoverable on unpaid losses	(370)	38,367
Prepaid reinsurance premiums	(5,838)	(50,158)
Prepaid expenses and other assets	(2,705)	(4,618)
Unpaid loss and loss adjustment expense reserves	20,896	(10,529)
Unearned premiums	96,892	97,543
Unearned service contract and other revenue	15,838	21,194
Reinsurance payable	15,337	41,464
Accounts payable	(16,885)	(34,089)
Income tax payable	22,905	25,587
Deferred tax liability	(12,133)	(21,117)
Other liabilities	(54,666)	13,482
Net cash provided by (used in) operating activities	29,765	(5,441)
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(1,310)	(6,710)
Purchases of other investments	(129,012)	(1,556)
Decrease in cash due to deconsolidation of the Reciprocal Exchanges	(8,393)	—
Increase in cash due to consolidation of the Reciprocal Exchanges	2,673	—
Acquisition of consolidated subsidiaries, net of cash	—	(15,524)
Purchases of equity securities	(556)	—
Proceeds from sale of equity securities	8,749	—
Purchases of short-term investments	(2,651)	(48,209)
Proceeds from sale of short-term investments	1,739	36,917
Purchases of premises and equipment	(4,991)	(2,112)
Purchases of fixed maturities	(36,533)	(62,334)
Proceeds from sale and maturity of fixed maturities	76,487	106,724
Net cash provided by (used in) investing activities	(93,798)	7,196

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Cash flows from financing activities:
Securities sold under agreements to repurchase, net	61,712	(46,804)
Notes payable repayments	—	(631)
Issuance of preferred stock, net (fees $0 and $4,975, respectively)	—	145,025
Exercises of stock options	1,407	341
Return of capital	(150)	—
Dividends paid to preferred shareholders	(4,125)	(1,031)
Dividends paid to common shareholders	(3,172)	(1,868)
Net cash provided by financing activities	55,672	95,032
Effect of exchange rate changes on cash and cash equivalents	833	(300)
Net increase (decrease) in cash and cash equivalents	(7,528)	96,487
Cash and cash equivalents, beginning of the period	282,277	132,615
Cash and cash equivalents, end of the period	$274,749	$229,102
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,200	$2,900
Cash paid for interest	1,962	31
Supplemental disclosures of non-cash investing and financing activity:
Unsettled investment security purchases	$25,010	$—
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	22,619	—
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	14,768	—
Accrued preferred stock dividends	4,125	1,031
Accrued common stock dividends	3,172	1,868

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC on February 29, 2016. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited condensed consolidated balance sheet as of March 31, 2016 and the audited condensed consolidated balance sheet as of December 31, 2015, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or "Exchanges"). The unaudited condensed financial statements for the three months ended March 31, 2016 do not include the accounts and operations of the Reciprocal Exchanges as these entities did not meet the criteria for consolidation under FASB ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," as of January 1, 2016, but met the criteria for consolidation as of March 31, 2016. As discussed in Note 2, “Recent Accounting Pronouncements,” ASU 2015-02 was adopted using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. As a result, periods prior to the adoption were not impacted by the deconsolidation of the Reciprocal Exchanges.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements.

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance, or potential significance, to the Company.

In November 2014, the FASB issued ASU 2014-16, "Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity (a consensus of the FASB Emerging Issues Task Force)", to reduce diversity in practice in the accounting for hybrid financial instruments issued in the form of a share. The amendments in ASU 2014-16 do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. An entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. Furthermore, ASU 2014-16 clarifies that no single term or feature would necessarily determine the economic

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in ASU 2014-16 clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting the amendments in ASU 2014-16 are to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2014-16 on January 1, 2016 and the implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) (simplifying income statement presentation by eliminating the concept of extraordinary items)”, as part of its initiative to reduce complexity in accounting standards. ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Previously, an event or transaction was presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction met the criteria for extraordinary classification, an entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also was required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. An entity has a choice of transition methods. It may apply the amendments in ASU 2015-01 either prospectively or retrospectively to all prior periods presented in the financial statements. The amendments in ASU 2015-01 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. An entity has the option to adopt the changes earlier provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 prospectively on January 1, 2016 and the implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" to address concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 amends certain areas in the consolidation analysis including: (i) the effect of related parties on the primary beneficiary determination; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; and (iv) certain investment funds. The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 required the Company to evaluate whether its VIE’s met the amended criteria for consolidation at the earliest date of involvement unless certain reconsideration events existed. The Reciprocal Exchanges were evaluated based on the facts and circumstances that existed in September 2014 when the the Company acquired the managing entities for the Reciprocal Exchanges. As a result of the evaluation, the Company was not required to consolidate the Reciprocal Exchanges as of January 1, 2016 (the Reciprocal Exchanges had previously been included in the Company’s consolidated results). The Company adopted ASU 2015-02 using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. The total NGHC stockholders’ equity was not affected by this change. On March 31, 2016, the Company purchased the surplus notes representing the obligation of the Reciprocal Exchanges from a related party for consideration of $88,900 (see Note 3, "Reciprocal Exchanges" for additional information). The Company has significant economic interest in the Reciprocal Exchanges due to its ownership of the surplus notes. In addition, the Company, through its wholly owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds the surplus notes, would absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Hence, the Company is required to consolidate the Reciprocal Exchanges at March 31, 2016.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", which provides guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient as well as limits certain disclosure requirements only to investments for which the entity elects to measure the fair value using that practical expedient. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company adopted ASU 2015-07 on January 1, 2016 and the implementation of the standard did not have an impact on the Company’s results of operations, financial position or liquidity.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition will be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company adopted ASU 2015-16 on January 1, 2016 and the effects of adoption will be limited to disclosures relating to adjustments for acquisitions to provisional amounts when identified during the measurement period in which the adjustment amounts are determined. The implementation of the standard did not have a material impact on the Company’s results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting" as part of its initiative to reduce complexity in accounting standards. The amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in ASU 2016-07 require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in ASU 2016-07 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. No additional disclosures are required at transition. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations", which improves the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying that: 1) an entity determines whether it is a principal or an agent for each specific good or service promised to the customer; 2) an entity determines the nature of each specific good or service; 3) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf, or (c) a good or service from the other party that it combines with other goods or services to provide the specific good or service to the customer; and 4) the purpose

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of the indicators in paragraph 606-10-55-39 in Topic 606 is to support or assist in the assessment of control. The effective date and transition requirement for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of its initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, the amendments require: (1) All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (2) Excess tax benefits should be classified along with other income tax cash flows as an operating activity; (3) An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur; (4) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures, should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

Effective March 31, 2016, Integon National Insurance Company, a subsidiary of the Company, purchased from subsidiaries of ACP Re Ltd. ("ACP Re"), a related party, the surplus notes that were issued by the Reciprocal Exchanges when they were originally capitalized. The purchase price of $88,900 was based on an independent third party valuation of the fair market value of the surplus notes. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.

Under ASU 2015-02, as a result of the Company's purchase of the surplus notes effective March 31, 2016, the Company determined that it holds a variable interest in each of the Reciprocal Exchanges. The Company would absorb more than an insignificant amount of the Reciprocal Exchanges expected losses or residual returns through its ownership of the surplus notes. In addition, the Company, through its wholly owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. Each of the Reciprocal Exchanges qualifies as a Variable Interest Entity ("VIE") because they do not have sufficient

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

equity to finance their operations without the surplus notes. The policyholders of the Reciprocal Exchanges lack the ability to direct the activities of the Reciprocal Exchanges that have a significant impact on the Reciprocal Exchanges' economic performance. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds surplus notes, would absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Accordingly, the Company consolidates these Reciprocal Exchanges as of March 31, 2016, and eliminates all intercompany balances and transactions with the Company.

Prior to the adoption of ASU 2015-02 on January 1, 2016, the Company consolidated the Reciprocal Exchanges under the previous guidance. Upon adoption of ASU 2015-02, on January 1, 2016, the Company did not meet the requirements for consolidation under ASU 2015-02 as it did not hold a variable interest in the Reciprocal Exchanges. Hence, the operations of the Reciprocal Exchanges for the period ended March 31, 2016 are not included in the Company's condensed consolidated financial statements.

The consolidation of the Reciprocal Exchanges on March 31, 2016 is treated as a business combination with the assets, liabilities and non-controlling interest recognized at fair value at the date of consolidation. The Company has no ownership in the Reciprocal Exchanges. Hence, the difference between the fair value of the assets and liabilities acquired represents the fair value of non-controlling interest acquired.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the balance sheet of the Reciprocal Exchanges as of March 31, 2016:

March 2016
Assets:
Cash and investments	$258,274
Accrued investment income	2,658
Premiums and other receivables, net	52,922
Reinsurance recoverable on unpaid losses	43,401
Prepaid reinsurance premiums	59,706
Income tax receivable	300
Due from affiliate	11,703
Premises and equipment, net	2,386
Intangible assets, net	32,638
Prepaid and other assets	187
Total assets	$464,175

Liabilities:
Unpaid loss and loss adjustment expense reserves	$137,093
Unearned premiums	143,194
Reinsurance payable	11,982
Accounts payable and accrued expenses	6,972
Deferred tax liability	23,716
Notes payable	88,900
Other liabilities	37,550
Total liabilities	449,407
Stockholders’ equity:
Non-controlling interest	14,768
Total stockholders’ equity	14,768
Total liabilities and stockholders' equity	$464,175

For the three months ended March 31, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $49,450, $49,314 and $136, respectively.

For the three months ended March 31, 2016, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $9,590 which is included in the Company's consolidated operations. For the three months ended March 31, 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amount of $8,578. Such amount is eliminated in our consolidated earnings.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

March 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$53,625	$1,656	$(18,318)	$36,963
Preferred stock	1,631	32	—	1,663
Fixed maturities:
U.S. Treasury	23,268	1,440	—	24,708
States and political subdivision bonds	186,714	5,831	(174)	192,371
Foreign government	40,316	1,793	(106)	42,003
Corporate bonds	1,409,644	47,427	(33,096)	1,423,975
Residential mortgage-backed securities	361,004	11,013	(62)	371,955
Commercial mortgage-backed securities	119,878	2,143	(1,958)	120,063
Structured securities	231,590	1,472	(7,636)	225,426
Total	$2,427,670	$72,807	$(61,350)	$2,439,127
Less: Securities pledged	126,482	2,615	—	129,097
Total net of Securities pledged	$2,301,188	$70,192	$(61,350)	$2,310,030
NGHC	$2,172,069	$72,807	$(61,350)	$2,183,526
Reciprocal Exchanges	255,601	—	—	255,601
Total	$2,427,670	$72,807	$(61,350)	$2,439,127

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$53,356	$569	$(6,960)	$46,965
Preferred stock	11,448	377	—	11,825
Fixed maturities:
U.S. Treasury	19,348	1,052	(48)	20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of Securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of March 31, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2016	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Due in one year or less	$26,271	$24,965	$—	$—	$26,271	$24,965
Due after one year through five years	265,906	268,129	27,107	27,107	293,013	295,236
Due after five years through ten years	1,001,823	1,024,657	159,563	159,563	1,161,386	1,184,220
Due after ten years	373,458	366,659	37,403	37,403	410,861	404,062
Mortgage-backed securities	449,943	461,078	30,940	30,940	480,883	492,018
Total	$2,117,401	$2,145,488	$255,013	$255,013	$2,372,414	$2,400,501

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2016	2015
Interest
Cash and short-term investments	$684	$5
Equity securities	333	75
Fixed maturities	19,739	15,006
Investment income	20,756	15,086
Investment expense	(1,638)	(1,212)
Repurchase agreements interest expense	(144)	(70)
Other income (1)	2,696	2,344
Net Investment Income	$21,670	$16,148
NGHC	$21,670	$14,109
Reciprocal Exchanges	—	2,039
Net Investment Income	$21,670	$16,148

(1) Includes interest income of $2,188 and $2,188 for the three months ended March 31, 2016 and 2015, respectively, under the ACP Re Credit Agreement (see Note 14, "Related Party Transactions").

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the three months ended March 31, 2016 and 2015 were $81,805 and $53,402, respectively. For the three months ended March 31, 2016 and 2015, the Company recognized an other-than-temporary impairment ("OTTI") loss of $0 and $1,016, respectively, on investments based on our qualitative and quantitative review.

The tables below indicate the gross realized gains and losses (including any OTTI) for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$442	$(2)	$440
Fixed maturities	4,199	(1,022)	3,177
Total gross realized gains and losses	$4,641	$(1,024)	$3,617
NGHC	$4,641	$(1,024)	$3,617
Total gross realized gains and losses	$4,641	$(1,024)	$3,617

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities	$2,624	$(421)	$2,203
OTTI	—	(1,016)	(1,016)
Total gross realized gains and losses	$2,624	$(1,437)	$1,187
NGHC	$1,773	$(1,279)	$494
Reciprocal Exchanges	851	(158)	693
Total gross realized gains and losses	$2,624	$(1,437)	$1,187

(d) Unrealized Gains and Losses

Unrealized gains (losses) on investments as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Net unrealized loss on common stock	$(16,662)	$(6,391)
Net unrealized gain on preferred stock	32	377
Net unrealized gain (loss) on fixed maturities	28,087	(23,066)
Net unrealized loss on other	—	(20)
Deferred income tax	(4,009)	10,185
Net unrealized gain (loss), net of deferred income tax	$7,448	$(18,915)
NGHC	$7,448	$(15,634)
Reciprocal Exchanges	—	(3,281)
Net unrealized gain (loss), net of deferred income tax	7,448	(18,915)
Non-controlling interest	—	3,281
NGHC net unrealized gain (loss), net of deferred income tax	$7,448	$(15,634)

Period Ended:
NGHC change for the year-to-date period in net unrealized gain (loss), net of deferred income tax	$23,082	$(40,632)
Non-controlling interest change for the year-to-date period in net unrealized gain (loss), net of deferred income tax	$—	$(3,964)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of March 31, 2016 and December 31, 2015:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
March 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$26,934	$(18,280)	4	$139	$(38)	3	$27,073	$(18,318)
States and political subdivision bonds	5,840	(95)	7	2,751	(79)	7	8,591	(174)
Foreign government	15,259	(106)	1	—	—	—	15,259	(106)
Corporate bonds	215,855	(19,902)	61	39,388	(13,194)	17	255,243	(33,096)
Residential mortgage-backed securities	3,626	(60)	6	260	(2)	2	3,886	(62)
Commercial mortgage-backed securities	51,685	(1,958)	20	—	—	—	51,685	(1,958)
Structured securities	120,411	(7,636)	57	—	—	—	120,411	(7,636)
Total	$439,610	$(48,037)	156	$42,538	$(13,313)	29	$482,148	$(61,350)
NGHC	$439,610	$(48,037)	156	$42,538	$(13,313)	29	$482,148	$(61,350)
Total	$439,610	$(48,037)	156	$42,538	$(13,313)	29	$482,148	$(61,350)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$39,490	$(6,932)	5	$130	$(28)	2	$39,620	$(6,960)
U.S. Treasury	7,141	(48)	5	—	—	—	7,141	(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

There were 185 and 444 securities at March 31, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an OTTI. At March 31, 2016, the Company determined that the unrealized losses on fixed maturities were primarily due to market interest rate and credit quality movements since their date of purchase. At March 31, 2016, the Company determined that the unrealized losses on common stock were primarily due to market movements of equities in the energy transportation sector. Significant factors influencing the Company’s determination that none of these securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of March 31, 2016 and December 31, 2015, of the $13,313 and $10,355, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $5,022 and $8,466, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of March 31, 2016 and December 31, 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
March 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$17,281	$18,721	0.9%	$5,987	$5,987	2.3%
AAA	406,900	420,832	19.6%	28,594	28,594	11.2%
AA, AA+, AA-	352,194	361,387	16.8%	28,010	28,010	11.0%
A, A+, A-	568,651	584,768	27.2%	79,738	79,738	31.2%
BBB, BBB+, BBB-	625,805	636,464	29.7%	105,475	105,475	41.3%
BB+ and lower	147,613	124,391	5.8%	7,797	7,797	3.0%
Total	$2,118,444	$2,146,563	100.0%	$255,601	$255,601	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of March 31, 2016 and December 31, 2015.

March 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial institutions	1.5%	4.0%	18.6%	14.2%	0.6%	$553,429	38.9%
Industrials	—%	3.3%	16.5%	30.5%	5.9%	800,940	56.2%
Utilities/Other	—%	—%	1.1%	2.6%	1.2%	69,606	4.9%
Total	1.5%	7.3%	36.2%	47.3%	7.7%	$1,423,975	100.0%
NGHC	1.5%	6.6%	31.1%	40.1%	7.2%	$1,231,552	86.5%
Reciprocal Exchanges	—%	0.7%	5.1%	7.2%	0.5%	192,423	13.5%
Total	1.5%	7.3%	36.2%	47.3%	7.7%	$1,423,975	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Restricted cash	$11,647	$13,776
Restricted investments - fixed maturities, at fair value	41,971	40,174
Total	$53,618	$53,950

(h) Other Investments

The table below summarizes the composition of Other investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Limited partnerships, equity method	$36,175	$5,691
Investments at cost or amortized cost	17,915	7,340
Total	$54,090	$13,031

(i) Reverse Repurchase and Repurchase Agreements

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

As of March 31, 2016 and December 31, 2015, the Company had no collateralized lending transaction principal outstanding.

As of March 31, 2016 and December 31, 2015, the Company had collateralized borrowing transaction principal outstanding of $114,196 and $52,484, respectively, at interest rates of 0.75% and 0.80%, respectively. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2016 and 2015 was $144 and $70, respectively. The Company had $129,097 and $55,394 of collateral pledged in support for these agreements as of March 31, 2016 and December 31, 2015, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The table below summarizes the remaining contractual maturity of the Company's repurchase agreements as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$114,196	$—	$—	$114,196
Total Securities sold under agreements to repurchase, at contract value	$—	$114,196	$—	$—	$114,196

	December 31, 2015
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$52,484	$—	$—	$52,484
Total Securities sold under agreements to repurchase, at contract value	$—	$52,484	$—	$—	$52,484

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

There are potential risks associated with repurchase agreements and the related collateral pledged, including obligations arising from a decline in the market value of the collateral pledged. The Company is generally required to maintain collateral in the amount of 105.0% to 110.0% of the value of the securities we have sold with agreement to repurchase, which are subject to daily mark-to-market margining (i.e., if the collateral falls in value, a margin call can be triggered requiring the Company to pay cash or post extra securities to maintain the 105.0% to 110.0% threshold). Conversely, if the value of the Company’s collateral pledged appreciates in value there is credit risk that the lending counterparty could default and not return/sell the securities back.

The Company minimizes the credit risk that counterparties might be unable to fulfill their contractual obligations by monitoring its counterparty exposure and related collateral pledged. Additionally, repurchase agreements are only transacted with pre-approved counterparties.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2016.

Equity Securities ‑ The Company utilized a pricing service to estimate the fair value of the majority of its available for sale and trading equity securities. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. The Company classifies the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. The Company classifies the value of these equity securities as Level 2. From time to time, the Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third party broker quote, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

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

Notes Payable - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. As of March 31, 2016 and December 31, 2015, the current fair value of the Company's 7.625% Notes which are publicly traded was $97,160 and $98,240, respectively, and is classified as Level 1 in the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the current fair value of the Company's 6.75% Notes, which are not publicly traded, were $365,970 and $350,000, respectively. At March 31, 2016, the fair value of the Company’s 6.75% Notes was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The fair

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

value of the Company’s 6.75% Notes at December 31, 2015 was determined using the direct transaction method of the Market Approach. The Company executed an arm’s length private market transaction in the 6.75% Notes in the fourth quarter of 2015 which provided reasonably supportable indication of fair value for the 6.75% Notes as of December 31, 2015. Non-direct market-based metrics and the magnitude and timing of contractual interest and principal payments were analyzed to support the indication of fair value provided by the direct transaction method of the Market Approach as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the current fair value of the Company's Imperial Surplus Notes, which are not publicly traded, were $4,984 and $4,979, respectively. The Imperial Surplus Notes were valued using the Black Derman-Toy interest rate lattice model. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. As of March 31, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. (See Note 14, "Related Party Transactions"). The Company's 6.75% Notes, Imperial Surplus Notes and Reciprocal Exchanges' Surplus Notes are classified as Level 3 in the fair value hierarchy. See Note 9, "Debt" for the carrying value of the Company's debt instruments.

Contingent payments - represents the fair value of the contingent payments based on discounted cash flows under the Personal Lines Master Agreement (see Note 14, "Related Party Transactions") and the ARS and HST contingent payments (see Note 7, "Acquisitions"), and are classified as Level 3 in the fair value hierarchy.

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

March 31, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$36,963	$—	$—	$36,963
Preferred stock	—	1,663	—	1,663
Fixed maturities:
U.S. Treasury	24,708	—	—	24,708
States and political subdivision bonds	—	192,371	—	192,371
Foreign government	—	42,003	—	42,003
Corporate bonds	—	1,423,975	—	1,423,975
Residential mortgage-backed securities	—	371,955	—	371,955
Commercial mortgage-backed securities	—	120,063	—	120,063
Structured securities	—	225,426	—	225,426
Short-term investments	—	2,440	—	2,440
Total assets	$61,671	$2,379,896	$—	$2,441,567
NGHC	$55,685	$2,130,281	$—	$2,185,966
Reciprocal Exchanges	5,986	249,615	—	255,601
Total assets	$61,671	$2,379,896	$—	$2,441,567

Liabilities
Contingent payments	$—	$—	$15,902	$15,902
Total liabilities	$—	$—	$15,902	$15,902
NGHC	$—	$—	$15,902	$15,902
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$15,902	$15,902

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$46,965	$—	$—	$46,965
Preferred stock	—	11,825	—	11,825
Fixed maturities:
U.S. Treasury	20,352	—	—	20,352
Federal agencies	1,952	—	—	1,952
States and political subdivision bonds	—	196,924	—	196,924
Foreign government	—	31,062	—	31,062
Corporate bonds	—	1,349,658	—	1,349,658
Residential mortgage-backed securities	—	424,569	—	424,569
Commercial mortgage-backed securities	—	132,205	—	132,205
Structured securities	—	200,692	—	200,692
Short-term investments	—	3,527	—	3,527
Total assets	$69,269	$2,350,462	$—	$2,419,731
NGHC	$61,413	$2,115,776	$—	$2,177,189
Reciprocal Exchanges	7,856	234,686	—	242,542
Total assets	$69,269	$2,350,462	$—	$2,419,731

Liabilities
Contingent payments	$—	$—	$24,652	$24,652
Total liabilities	$—	$—	$24,652	$24,652
NGHC	$—	$—	$24,652	$24,652
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$24,652	$24,652

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Balance as of January 1, 2016	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2016
Contingent payments	$24,652	$1,263	$—	$—	$(10,013)	$—	$15,902
Total liabilities	$24,652	$1,263	$—	$—	$(10,013)	$—	$15,902

	Balance as of January 1, 2015	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Common stock	$34,389	$—	$2,526	$—	$—	$(36,915)	$—
Total assets	$34,389	$—	$2,526	$—	$—	$(36,915)	$—

Contingent payments	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652
Total liabilities	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652

As of March 31, 2016 and December 31, 2015, the fair value measurement for the Company's Level 3 ACP Re Contingent Payments of $7,321 and $16,071, respectively, were valued based on discounted cash flows. As of March 31, 2016 and December 31,

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2015, the fair value measurement for the Company's Level 3 ARS Contingent Payments and HST Contingent Payments of $4,081 and $4,500, respectively, were valued based on estimated earnings and projected payouts.

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the three months ended March 31, 2016. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2015, the Company transferred $36,915 out of Level 3 and into Level 1 due to the public offering of a previously privately-placed common stock investment. The Company's policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

Other than Goodwill, the Company does not measure any assets or liabilities at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 8, "Goodwill and Intangible Assets, Net" for additional information on how the Company tested goodwill for impairment.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables present the investment activity in the LSC Entities.

	Three Months Ended March 31,
	2016	2015
Balance at beginning of the period	$153,661	$146,089
Contributions	—	565
Equity in earnings of unconsolidated subsidiaries	4,828	5,118
Change in equity method investments	4,828	5,683
Balance at end of the period	$158,489	$151,772

The following tables summarize total assets, total liabilities and members' equity as of March 31, 2016 and December 31, 2015 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the three months ended March 31, 2016 and 2015.

Condensed balance sheet data	March 31, 2016	December 31, 2015
Investments in life settlement contracts, at fair value	$294,573	$264,001
Total assets	336,703	334,026
Total liabilities	19,725	26,704
Members' equity	316,978	307,322
NGHC's 50% ownership interest	$158,489	$153,661

	Three Months Ended March 31,
Condensed results of operations	2016	2015
Revenue, net of commission	$11,359	$12,078
Total expenses	1,703	1,842
Net income	$9,656	$10,236
NGHC's 50% ownership interest	$4,828	$5,118

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2016 and December 31, 2015 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	March 31, 2016	December 31, 2015
Average age of insured	82.2 years	82.0 years
Average life expectancy, months(1)	110	114
Average face amount per policy	$6,538	$6,564
Effective discount rate(2)	13.9%	13.7%

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

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2016 and December 31, 2015:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2016	$(37,524)	$42,046
December 31, 2015	$(37,697)	$40,997

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2016	$(26,783)	$29,775
December 31, 2015	$(26,558)	$29,644
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of March 31, 2016. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2016	$65,789
2017	42,672
2018	41,771
2019	41,026
2020	37,998
Thereafter	464,343
Total	$693,599

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC, which as of March 31, 2016, was approximately 156,176 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $683 and $664 in rent for the three months ended March 31, 2016 and 2015, respectively.

The Company’s equity interest in 800 Superior, LLC as of March 31, 2016 and December 31, 2015 was $1,690 and $1,720, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(30) and $(191), respectively. (See Note 14, "Related Party Transactions").

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of March 31, 2016 and December 31, 2015 was $4,157 and $4,139, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $18 and $32, respectively.

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

The Company’s equity interest in North Dearborn as of March 31, 2016 and December 31, 2015 was $11,661 and $9,862, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings (losses) from North Dearborn of $674 and $0, respectively. For the three months ended March 31, 2016 and 2015, the Company made contributions of $1,125 and $0, respectively. (See Note 14, "Related Party Transactions").

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. Additionally, in March 2016, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC for approximately 81,822 square feet. The lease period is for 12 years and the Company paid 4455 LBJ Freeway, LLC $130 in rent for the three months ended March 31, 2016.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of March 31, 2016 and December 31, 2015 was $10,450 and $10,559, respectively. For the three months ended March 31, 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $(149). For the three months ended March 31, 2016, the Company made contributions of $40. (See Note 14, "Related Party Transactions").

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

The Company’s equity interest in Illinois Center as of March 31, 2016 and December 31, 2015 was $56,347 and $55,007, respectively. For the three months ended March 31, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $1,340. (See Note 14, "Related Party Transactions").

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets
Cash and invested assets	$290,262
Premium receivable	129,524
Premises and equipment	1,540
Intangible assets	61,645
Other assets	1,013
Total Assets	483,984
Liabilities
Unpaid loss and loss adjustment expense reserves	102,913
Accounts payable and accrued expenses	64,168
Unearned premiums	245,827
Total Liabilities	412,908
Net assets purchased	71,076
Purchase price	95,726
Goodwill recorded	$24,650

The goodwill and intangible assets related to the acquisition of the LPI Business were assigned to the Property and Casualty segment. Goodwill of $24,650 is deductible for tax purposes. Intangible assets acquired in the acquisition of the LPI Business consisted of Agent/Customer relationships of $50,000, Proprietary technology of $10,000 and Other of $1,645, with weighted average amortization lives of 15, 10 and 7 years, respectively.

The increase in goodwill of $4,924 from December 31, 2015 to March 31, 2016 was related to the increase in the fair value of the provisional amounts recorded for Accounts payable and accrued expenses and the decrease in Premium receivable, Premises and equipment, and Other assets since the initial accounting is in the process of being completed.

As a result of this acquisition, the Company recorded $111,997 of gross premium written and $8,243 of service and fee income related to the LPI Business for the three months ended March 31, 2016.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets
Cash and invested assets	$43,448
Premium receivable	16,440
Intangible assets	10,493
Total Assets	70,381
Liabilities
Unpaid loss and loss adjustment expense reserves	66,344
Accounts payable and accrued expenses	281
Unearned premiums	2,505
Deferred tax liability	3,887
Other liabilities	678
Total Liabilities	73,695
Net assets purchased	(3,314)
Purchase price	14,000
Goodwill recorded	$17,314

The goodwill and intangible assets related to the acquisition of the business lines and assets from Assurant Health were assigned to the Accident and Health segment. Goodwill of $7,288 is deductible for tax purposes.

The increase in goodwill of $2,205 from December 31, 2015 to March 31, 2016 was related to the decrease in the fair value of the provisional amounts recorded for Premium receivable since the initial accounting is in the process of being completed.

As a result of this acquisition, the Company recorded $50,875 of gross premium written and $15,140 of service and fee income for the three months ended March 31, 2016.

On April 1, 2015, the Company closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48,000 in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was $4,081 at both March 31, 2016 and December 31, 2015. Goodwill recorded on the acquisition of ARS was $14,600. No goodwill is expected to be deductible for tax purposes.

On January 23, 2015, the Company closed on the acquisition of Healthcare Solutions Team, LLC (“HST”), an Illinois based healthcare insurance general agency. The Company paid approximately $15,000 on the acquisition date and agreed to pay potential future earnout payments ("HST Contingent Payments") based on the overall profitability of HST and the business underwritten by the Company's insurance subsidiaries which is produced by HST. The fair value of the HST Contingent Payments was $4,500 at both March 31, 2016 and December 31, 2015. Goodwill recorded on the acquisition of HST was $4,555. The goodwill of $4,555 is expected to be deductible for tax purposes.

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

The composition of goodwill and intangible assets at March 31, 2016 and December 31, 2015 consisted of the following:

March 31, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$900	$—	$900	5 years
Loss reserve discount	15,089	13,363	1,726	7 years
Agent/Customer relationships	148,419	21,895	126,524	11 - 17 years
Affinity partners	800	454	346	11 years
Renewal rights	26,100	7,937	18,163	7 years
Value in policies-in-force	28,638	—	28,638	1 year
Property technology	11,800	758	11,042	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	65,165	—	65,165	indefinite life
Goodwill	119,553	—	119,553	indefinite life
Total	$535,064	$44,407	$490,657
NGHC	$502,426	$44,407	$458,019
Reciprocal Exchanges	32,638	—	32,638
Total	$535,064	$44,407	$490,657

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,744	$1,456	5 years
Loss reserve discount	15,089	12,779	2,310	7 years
Agent/Customer relationships	148,419	18,562	129,857	11 - 17 years
Affinity partners	800	436	364	11 years
Renewal rights	26,100	6,375	19,725	7 years
Proprietary technology	11,800	379	11,421	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	65,165	—	65,165	indefinite life
Goodwill	112,414	—	112,414	indefinite life
Total	$506,587	$45,275	$461,312
NGHC	$501,187	$44,700	$456,487
Reciprocal Exchanges	5,400	575	4,825
Total	$506,587	$45,275	$461,312

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. No goodwill and intangible assets impairments were recorded during the three months ended March 31, 2016 and 2015.

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships. For the three months ended March 31, 2016 and 2015, the Company amortized approximately $5,607 and $4,819, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangibles owned by the Reciprocal Exchanges of $2,252 for the three months ended March 31, 2015.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2016 (remaining nine months)	$16,213	$21,573	$37,786
2017	19,597	7,287	26,884
2018	15,101	126	15,227
2019	13,855	126	13,981
2020	11,839	126	11,965
2021	10,414	32	10,446
Thereafter	71,050	—	71,050
	$158,069	$29,270	$187,339

9. Debt

7.625% Subordinated Notes due 2055

On August 18, 2015, the Company sold $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are the Company’s subordinated

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% Notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three months ended March 31, 2016 was $1,880.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of March 31, 2016.

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

Interest expense on the 6.75% Notes for the three months ended March 31, 2016 and 2015 was $5,825 and $4,223, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of March 31, 2016.

Revolving Credit Agreements

Credit Agreement

On May 30, 2014, the Company entered into a $135,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents. The credit facility was a revolving credit facility with a letter of credit sublimit of $10,000 and an expansion feature not to exceed $50,000. The Credit Agreement had a maturity date of May 30, 2018. All of the commitments to extend credit under the Credit Agreement were terminated pursuant to the terms of the New Credit Agreement dated January 25, 2016.

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

The New Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The New Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the New Credit Agreement, declare the Company’s obligations under the New Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the New Credit Agreement.

Borrowings under the New Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the New Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the New Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the New Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of March 31, 2016). The Company was in compliance with all of the covenants under the New Credit Agreement as of March 31, 2016.

As of March 31, 2016 there was no outstanding balance on the line of credit and there was no interest expense for the three months ended March 31, 2016.

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three months ended March 31, 2016 and 2015 was $57 and $54, respectively.

Reciprocal Exchanges' Surplus Notes

The Reciprocal Exchanges issued surplus notes ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three months ended March 31, 2015 was $3,696, which includes amortization of $2,043. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. As of March 31, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. (See Note 14, "Related Party Transactions").

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Maturities of the Company's debt for the five years subsequent to March 31, 2016 are as follows:

	2016 (remaining nine months)	2017	2018	2019	2020	2021	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
Total principal amount of debt	$—	$—	$—	$—	$—	$—	$455,000	$455,000
Less: Unamortized debt issuance costs and unamortized discount								(8,756)
Carrying amount of debt								$446,244

10. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2016	2015
Net income attributable to common NGHC stockholders	$52,702	$41,737
Weighted average number of common shares outstanding – basic	105,597,594	93,454,236
Potentially dilutive securities:
Share options	2,185,923	2,183,251
Restricted stock units	482,991	450,465
Weighted average number of common shares outstanding – diluted	108,266,508	96,087,952

Basic earnings per share attributable to NGHC common stockholders	$0.50	$0.45
Diluted earnings per share attributable to NGHC common stockholders	$0.49	$0.43

As of March 31, 2016 and 2015, 1,730,056 and 2,464,917 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

11. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2016, 1,610,078 shares of Company common stock remained available for grants under the Plans.

The Company recognizes compensation expense under ASC 718-10-25 for its share-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five years following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs generally vest over a period of three or four years.

A summary of the Company’s stock option activity for the three months ended March 31, 2016 and 2015 is shown below:

	Three Months Ended March 31,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,809	$9.31	5,110,593	$8.88
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(139,199)	7.56	(67,876)	4.85
Outstanding at end of period	3,984,610	$9.37	5,042,717	$8.93

No options were granted during the three months ended March 31, 2016 and 2015. The Company had approximately $7,616 and $9,069 of unrecognized compensation cost related to unvested stock options as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, all option grants outstanding had an approximate weighted average remaining life of 6.7 and 6.8 years, respectively. As of March 31, 2016 and December 31, 2015, options exercisable had an approximate weighted average remaining life of 6.4 and 6.7 years, respectively. As of March 31, 2016 and December 31, 2015, there were 2,785,419 and 2,686,762 exercisable shares with a weighted average exercise price of $8.78 and $8.31, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $1,805 and $925, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2016 and 2015 was $48,676 and $49,250, respectively. The intrinsic value of stock options that were exercisable as of March 31, 2016 and 2015 was $31,602 and $15,716, respectively.

Cash received from options exercised was $1,407 and $341 during the three months ended March 31, 2016 and 2015, respectively.

A summary of the Company's RSU activity for the three months ended March 31, 2016 and 2015 is shown below:

	Three Months Ended March 31,
	2016		2015
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	362,674	$19.16	327,555	$17.44
Granted	158,792	19.99	127,910	18.75
Vested	(21,386)	18.57	—	—
Forfeited	—	—	(5,000)	18.02
Withheld (1)	(14,589)	18.57	—	—
Non-vested at end of period	485,491	$19.48	450,465	$17.75

(1) Represents shares withheld by the Company to satisfy income tax withholding liability and exercise price in connection with RSU vesting.

Compensation expense for all share-based compensation under ASC 718-10-30 was $2,118 and $1,088 for the three months ended March 31, 2016 and 2015, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended March 31,
	2016	2015
Installment fees	$8,468	$8,125
Commission revenue	23,857	14,242
General agent fees	17,961	16,127
Late payment fees	3,180	2,946
Group health administrative fees	18,860	2,789
Finance and processing fees	18,584	9,481
Lender service fees	4,080	—
Other	1,954	1,160
Total	$96,944	$54,870

13. Income Taxes

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

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying condensed consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the deferred tax benefit related to these transactions reduces the consolidated effective tax rate of the Company. As of March 31, 2016 and December 31, 2015, the Company had approximately $39,837 and $45,927, respectively, of unutilized equalization reserves and an associated deferred tax liability of approximately $11,951 and $13,778, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended March 31,
	2016		2015
	NGHC	Total	NGHC	Reciprocal Exchanges	Total
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$68,240	$68,240	$46,253	$104	$46,357
Tax at Federal statutory rate 35%	$23,884	$23,884	$16,189	$36	$16,225
Tax effects resulting from:
Exempt foreign income	(1,905)	(1,905)	(3,062)	—	(3,062)
Statutory equalization reserves	(1,827)	(1,827)	(9,929)	—	(9,929)
Other, net	(2,069)	(2,069)	5,221	(68)	5,153
Total income tax reported	$18,083	$18,083	$8,419	$(32)	$8,387
Effective tax rate	26.5%	26.5%	18.2%	(30.8)%	18.1%

The Company’s consolidated effective tax rate increased by 8.4% from 18.1% for the three months ended March 31, 2015 to 26.5% for the three months ended March 31, 2016. This increase was primarily driven by a decrease in statutory equalization reserves utilized and exempt foreign income.

As permitted by ASC 740, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of March 31, 2016 and December 31, 2015. No interest or penalties have been recorded by the Company for the three months ended March 31, 2016 and 2015. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. Excluding the Reciprocal Exchanges, the Company’s subsidiaries are currently open to audit by the IRS for the years ended December 31, 2012 and thereafter for Federal tax purposes. Excluding the Reciprocal Exchanges, for state and local tax purposes, the Company is open to audit for tax years ended December 31, 2011 forward, depending on jurisdiction.

14. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $343 and $552 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, there was a payable to AIIM related to these services in the amount of $2,150 and $1,909, respectively.

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

The Company recorded expenses and capitalized costs related to the Master Services Agreement of $10,276 and $8,062 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, there was a payable related to the services received under this agreement in the amount of $36,302 and $30,122, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary of the Company, Integon National, entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the three months ended March 31, 2016 and 2015 were $58 and $37, respectively. As of March 31, 2016 and December 31, 2015, there was a payable for these services in the amount of $39 and $34, respectively.

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

The amounts related to these reinsurance treaties are as follows:

March 31, 2016	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$—	$—	$—
AARC	815	124	(408)

December 31, 2015	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(45)	$—	$—
AARC	829	107	(395)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2016	Assumed (Ceded) Earned Premiums	Commission Income	Assumed (Ceded) Losses and LAE
Wesco	$—	$—	$(26)
AARC	(408)	112	(190)

Three Months Ended March 31, 2015	Assumed (Ceded) Earned Premiums	Commission Income	Assumed (Ceded) Losses and LAE
Wesco	$152	$199	$705
AARC	(348)	98	(216)

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

Three Months Ended March 31, 2016	Ceded Earned Premiums	Ceding Commission Income (Expense)	Ceded Losses and LAE
ACP Re	$—	$(605)	$(1,795)
Maiden Insurance Company	—	(1,008)	(2,992)
Technology Insurance Company	—	(403)	(1,197)
Total	$—	$(2,016)	$(5,984)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2015	Ceded Earned Premiums	Ceding Commission Income	Ceded Losses and LAE
ACP Re	$—	$198	$487
Maiden Insurance Company	—	331	824
Technology Insurance Company	—	132	311
Total	$—	$661	$1,622

March 31, 2016	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$18,045	$—	$9,629
Maiden Insurance Company	25,115	—	16,049
Technology Insurance Company	9,627	—	6,419
Total	$52,787	$—	$32,097

December 31, 2015	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$17,298	$—	$9,025
Maiden Insurance Company	28,830	—	15,041
Technology Insurance Company	11,532	—	6,016
Total	$57,660	$—	$30,082

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $18,121 and $24,050, respectively, as of March 31, 2016 and $18,677 and $30,797, respectively, as of December 31, 2015.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries”).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leases as of March 31, 2016 approximately 156,176 square feet. The Company paid 800 Superior, LLC $683 and $664 in rent for the three months ended March 31, 2016 and 2015, respectively.

The Company’s equity interest in 800 Superior, LLC as of March 31, 2016 and December 31, 2015 was $1,690 and $1,720, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(30) and $(191), respectively.

For more information on the 800 Superior, LLC related party transactions, see Note 16, "Related Party Transactions - 800 Superior, LLC" of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s equity interest in East Ninth & Superior as of March 31, 2016 and December 31, 2015 was $4,157 and $4,139, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $18 and $32, respectively.

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

The Company’s equity interest in North Dearborn as of March 31, 2016 and December 31, 2015 was $11,661 and $9,862, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded equity in earnings (losses) from North Dearborn of $674 and $0, respectively. For the three months ended March 31, 2016 and 2015, the Company made contributions of $1,125 and $0, respectively.

4455 LBJ Freeway, LLC

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. In March 2016, the Company also entered into a lease agreement with 4455 LBJ Freeway, LLC for a period of 12 years whereby the Company leased approximately 81,822 square feet. The Company paid 4455 LBJ Freeway, LLC $130 in rent for the three months ended March 31, 2016.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of March 31, 2016 and December 31, 2015 was $10,450 and $10,559, respectively. For the three months ended March 31, 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $(149). For the three months ended March 31, 2016, the Company made contributions of $40.

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

The Company’s equity interest in Illinois Center as of March 31, 2016 and December 31, 2015 was $56,347 and $55,007, respectively. For the three months ended March 31, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $1,340.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower Group International, Ltd. ("Tower") by ACP Re, the Company entered into the agreements described below.

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provided for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earnout (the "Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period. As of March 31, 2016 and December 31, 2015, the fair value for the remaining ACP Re Contingent Payments were $7,321 and $16,071, respectively.

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

As of March 31, 2016 and December 31, 2015, there was a net receivable due from the Tower Companies of $11,762 and $46,565, respectively. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, for the three months ended March 31, 2016 and 2015, the Company assumed $5,677 and $76,045, respectively, of premium from the Tower Companies and recorded $280 and $24,815, respectively, of ceding commission expense. Additionally, during the three months ended March 31, 2016 and 2015, the Company earned premium of $23,891 and $86,643, respectively. During the three months ended March 31, 2016 and 2015, the Company incurred losses and loss adjustment expenses of $22,026 and $45,806, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. During the three months ended March 31, 2016 and 2015, the Company recorded $570 and $5,583, respectively, of commission income, as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp., a subsidiary of the Company ("NGMC"), the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which NGMC administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse NGMC for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to NGMC's claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Administrative Agreement, the Company was reimbursed $25,153 and $932 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, there was a receivable related to the PL Administrative Agreement of $4,232 and $11,795, respectively.

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

The Company recorded interest income of $2,188 and $2,188 for the three months ended March 31, 2016 and 2015, respectively, under the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

The Reciprocal Exchanges issued the Reciprocal Exchanges' Surplus Notes when they were originally capitalized. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. As of March 31, 2016, the surplus notes receivable and the surplus notes payable are eliminated upon consolidation. (See Note 9, "Debt").

Investments

In the first quarter of 2016, NG Re Ltd. purchased from Tower entities four investments for an aggregate amount of $30,111.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

AIBD Health Plan

On September 1, 2012, the Company purchased The Association Benefits Solution companies, a group of companies affiliated with the accident and health insurance industry. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of March 31, 2016 and December 31, 2015, the Company had a receivable of $5,418 and $5,418, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of March 31, 2016 and December 31, 2015, the Company had a receivable to the employer trust in the amount of $876 and $2,950, respectively.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize the underwriting results of the Company’s operating segments:

Three Months Ended March 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$661,337	$154,857	$—	$816,194
Ceded premiums	(60,563)	(11,044)	—	(71,607)
Net premium written	600,774	143,813	—	744,587
Change in unearned premium	(46,726)	(42,941)	—	(89,667)
Net earned premium	554,048	100,872	—	654,920
Ceding commission income	(2,264)	369	—	(1,895)
Service and fee income	63,488	33,456	—	96,944
Total underwriting revenue	615,272	134,697	—	749,969
Underwriting expenses:
Loss and loss adjustment expense	332,659	76,391	—	409,050
Acquisition costs and other underwriting expenses	91,659	21,240	—	112,899
General and administrative expenses	144,694	31,933	—	176,627
Total underwriting expenses	569,012	129,564	—	698,576
Underwriting income	46,260	5,133	—	51,393
Net investment income	—	—	21,670	21,670
Net realized gains on investments	—	—	3,617	3,617
Other revenue	—	—	701	701
Equity in earnings of unconsolidated subsidiaries	—	—	6,682	6,682
Interest expense	—	—	(9,141)	(9,141)
Provision for income taxes	—	—	(18,083)	(18,083)
Net loss (income) attributable to non-controlling interest	—	—	(12)	(12)
Net income (loss) attributable NGHC	$46,260	$5,133	$5,434	$56,827
NGHC	$46,260	$5,133	$5,434	$56,827
Net income (loss) attributable NGHC	$46,260	$5,133	$5,434	$56,827

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$568,098	$75,357	$—	$643,455
Ceded premiums	(105,201)	(8,229)	—	(113,430)
Net premium written	462,897	67,128	—	530,025
Change in unearned premium	(14,907)	(35,953)	—	(50,860)
Net earned premium	447,990	31,175	—	479,165
Ceding commission income	4,798	282	—	5,080
Service and fee income	37,451	17,419	—	54,870
Total underwriting revenue	490,239	48,876	—	539,115
Underwriting expenses:
Loss and loss adjustment expense	286,583	20,103	—	306,686
Acquisition costs and other underwriting expenses	78,593	11,292	—	89,885
General and administrative expenses	91,540	14,147	—	105,687
Total underwriting expenses	456,716	45,542	—	502,258
Underwriting income	33,523	3,334	—	36,857
Net investment income	—	—	16,148	16,148
Net realized gains on investments	—	—	1,187	1,187
Other revenue	—	—	1,245	1,245
Equity in earnings of unconsolidated subsidiaries	—	—	4,958	4,958
Interest expense	—	—	(9,080)	(9,080)
Provision for income taxes	—	—	(8,387)	(8,387)
Net loss (income) attributable to non-controlling interest	—	—	(160)	(160)
Net income attributable NGHC	$33,523	$3,334	$5,911	$42,768
NGHC	$32,454	$3,334	$6,980	$42,768
Reciprocal Exchanges	1,069	—	(1,069)	—
Net income attributable NGHC	$33,523	$3,334	$5,911	$42,768

The following tables summarize the financial position of the Company's operating segments as of March 31, 2016 and December 31, 2015:

March 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$731,639	$154,778	$—	$886,417
Deferred acquisition costs	141,371	3,784	—	145,155
Reinsurance recoverable on unpaid losses	831,573	6,313	—	837,886
Prepaid reinsurance premiums	132,157	—	—	132,157
Goodwill and Intangible assets, net	398,976	91,681	—	490,657
Prepaid and other assets	10,001	27,533	6,325	43,859
Corporate and other assets	—	—	3,248,110	3,248,110
Total assets	$2,245,717	$284,089	$3,254,435	$5,784,241

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$684,857	$73,776	$—	$758,633
Deferred acquisition costs	153,767	6,764	—	160,531
Reinsurance recoverable on unpaid losses	832,593	583	—	833,176
Prepaid reinsurance premiums	128,343	—	—	128,343
Goodwill and Intangible assets, net	366,021	95,291	—	461,312
Prepaid and other assets	19,914	17,504	3,766	41,184
Corporate and other assets	—	—	3,180,213	3,180,213
Total assets	$2,185,495	$193,918	$3,183,979	$5,563,392

The following table shows an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	NGHC	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$749,536	$749,536	$528,071	$61,237	$589,308
Gross premium written - Europe	66,658	66,658	54,147	—	54,147
Total	$816,194	$816,194	$582,218	$61,237	$643,455

Net premium written - North America	$342,588	$342,588	$201,660	$18,637	$220,297
Net premium written - Bermuda	312,706	312,706	230,413	—	230,413
Net premium written - Europe	89,293	89,293	79,315	—	79,315
Total	$744,587	$744,587	$511,388	$18,637	$530,025

Net earned premium - North America	$295,935	$295,935	$166,177	$41,896	$208,073
Net earned premium - Bermuda	312,706	312,706	227,722	—	227,722
Net earned premium - Europe	46,279	46,279	43,370	—	43,370
Total	$654,920	$654,920	$437,269	$41,896	$479,165

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Gross Premium Written	2016	2015
Property and Casualty
Personal Auto	$385,198	$338,276
Homeowners	70,301	85,683
RV/Packaged	39,603	37,550
Commercial Auto	50,151	41,346
Lender-placed insurance	111,997	—
Other	4,087	4,006
Property and Casualty Total	$661,337	$506,861
Accident and Health Total	154,857	75,357
NGHC Total	$816,194	$582,218

Reciprocal Exchanges
Personal Auto	$—	$17,691
Homeowners	—	41,613
Other	—	1,933
Reciprocal Exchanges Total	$—	$61,237

Total	$816,194	$643,455

	Three Months Ended March 31,
Net Premium Written	2016	2015
Property and Casualty
Personal Auto	$335,326	$295,243
Homeowners	65,876	70,390
RV/Packaged	39,456	36,894
Commercial Auto	44,993	37,993
Lender-placed insurance	111,997	—
Other	3,126	3,740
Property and Casualty Total	$600,774	$444,260
Accident and Health Total	143,813	67,128
NGHC Total	$744,587	$511,388

Reciprocal Exchanges
Personal Auto	$—	$16,606
Homeowners	—	(36)
Other	—	2,067
Reciprocal Exchanges Total	$—	$18,637

Total	$744,587	$530,025

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
Net Earned Premium	2016	2015
Property and Casualty
Personal Auto	$271,997	$267,531
Homeowners	74,439	64,123
RV/Packaged	37,519	35,976
Commercial Auto	43,844	34,622
Lender-placed insurance	122,806	—
Other	3,443	3,842
Property and Casualty Total	$554,048	$406,094
Accident and Health Total	100,872	31,175
NGHC Total	$654,920	$437,269

Reciprocal Exchanges
Personal Auto	$—	$22,930
Homeowners	—	17,716
Other	—	1,250
Reciprocal Exchanges Total	$—	$41,896

Total	$654,920	$479,165

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Ltd., Maiden Holdings, Ltd., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We manage our business through two segments: Property and Casualty ("P&C") and Accident and Health ("A&H"). We transact business primarily through our fourteen regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company and Agent Alliance Insurance Company. Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best. We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) between 90% and 95% while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the three months ended March 31, 2016, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $21.7 million and $16.1 million for the three months ended March 31, 2016 and 2015, respectively. We held 9.1% and 9.6% of total invested assets in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of March 31, 2016 and December 31, 2015, our reserves, net of reinsurance recoverables, were $945.6 million and $922.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2016, we would earn half of the premium in the first quarter of 2016 and the other half in the second quarter of 2016.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the three months ended March 31, 2016 and 2015 (Unaudited)” below.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016		2015
	NGHC	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$816,194	$816,194	$585,808	$61,237	$(3,590)	$643,455
Ceded premiums	(71,607)	(71,607)	(74,420)	(42,600)	3,590	(113,430)
Net premium written	$744,587	$744,587	$511,388	$18,637	$—	$530,025
Change in unearned premium	(89,667)	(89,667)	(74,119)	23,259	—	(50,860)
Net earned premium	$654,920	$654,920	$437,269	$41,896	$—	$479,165
Ceding commission income (loss)	(1,895)	(1,895)	1,053	4,027	—	5,080
Service and fee income	96,944	96,944	62,653	795	(8,578)	54,870
Underwriting expenses:
Loss and loss adjustment expense	409,050	409,050	278,682	28,004	—	306,686
Acquisition costs and other underwriting expenses	112,899	112,899	86,629	3,261	(5)	89,885
General and administrative expenses	176,627	176,627	99,876	14,384	(8,573)	105,687
Total underwriting expenses	$698,576	$698,576	$465,187	$45,649	$(8,578)	$502,258
Underwriting income	$51,393	$51,393	$35,788	$1,069	$—	$36,857
Net investment income	21,670	21,670	14,109	2,039	—	16,148
Net realized gain (loss) on investments	3,617	3,617	494	693	—	1,187
Other revenue	701	701	1,245	—	—	1,245
Equity in earnings of unconsolidated subsidiaries	6,682	6,682	4,958	—	—	4,958
Interest expense	(9,141)	(9,141)	(5,383)	(3,697)	—	(9,080)
Income before provision (benefit) for income taxes	$74,922	$74,922	$51,211	$104	$—	$51,315
Less: Provision (benefit) for income taxes	18,083	18,083	8,419	(32)	—	8,387
Net income	$56,839	$56,839	$42,792	$136	$—	$42,928
Less: Net loss (income) attributable to non-controlling interest	(12)	(12)	(24)	(136)	—	(160)
Net income attributable NGHC	$56,827	$56,827	$42,768	$—	$—	$42,768
Net loss ratio	62.5%	62.5%	63.7%	66.8%		64.0%
Net operating expense ratio (non-GAAP)	29.7%	29.7%	28.1%	30.6%		28.3%
Net combined ratio (non-GAAP)	92.2%	92.2%	91.8%	97.4%		92.3%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2016		2015
	NGHC	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total expenses	$707,717	$707,717	$470,570	$49,346	$(8,578)	$511,338
Less: Loss and loss adjustment expense	409,050	409,050	278,682	28,004	—	306,686
Less: Interest expense	9,141	9,141	5,383	3,697	—	9,080
Less: Ceding commission income (loss)	(1,895)	(1,895)	1,053	4,027	—	5,080
Less: Service and fee income	96,944	96,944	62,653	795	(8,578)	54,870
Net operating expense	$194,477	$194,477	$122,799	$12,823	$—	$135,622
Net earned premium	$654,920	$654,920	$437,269	$41,896	$—	$479,165
Net operating expense ratio (non-GAAP)	29.7%	29.7%	28.1%	30.6%		28.3%

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

Since the time of our acquisition of the Attorneys-in-Fact that manage the Reciprocal Exchanges on September 15, 2014, we have been required to consolidate the financial statements of the Reciprocal Exchanges. As noted above in Note 3, "Reciprocal Exchanges" in the notes to our condensed consolidated financial statements, due to the adoption of ASU 2015-02 adopted January 1, 2016, the Company was not required to consolidate the Reciprocal Exchanges as variable interest entities (the “Deconsolidation of the Reciprocal Exchanges”). Accordingly, comparative information regarding revenues, expenses and cash flows will be affected for the first quarter 2016 as compared to the first quarter 2015, as the revenues, expenses and cash flows included the Reciprocal Exchanges in the first quarter 2015, but such measures exclude the Reciprocal Exchanges for the first quarter 2016. Effective March 31, 2016, the Company has acquired the surplus notes issued by the Reciprocal Exchanges and in accordance with ASU 2015-02, the Company will once again consolidate the Reciprocal Exchanges.

As a result of the QBE acquisition, the Assurant Transaction and the Deconsolidation of the Reciprocal Exchanges, comparisons between our 2016 and 2015 results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $172.7 million from $643.5 million for the three months ended March 31, 2015 to $816.2 million for the three months ended March 31, 2016 due to an increase of $93.2 million in premiums received from the P&C segment primarily as a result of the acquisition of our LPI Business (increase of $112.0 million) and organic growth (increase of $38.9 million), partially offset by the Deconsolidation of the Reciprocal Exchanges (decrease of $57.7 million). Premiums received from the A&H segment increased $79.5 million primarily as a result of premium from the Assurant Transaction (increase of $50.9 million) and organic growth (increase of $28.6 million).

Net premium written. Net premium written increased by $214.6 million from $530.0 million for the three months ended March 31, 2015 to $744.6 million for the three months ended March 31, 2016. Net premium written for the P&C segment increased by $137.9 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of the acquisition of our LPI Business (increase of $112.0 million) and organic growth (increase of $44.5 million), partially offset by the Deconsolidation of the Reciprocal Exchanges (decrease of $18.6 million). Net premium written for the A&H segment increased by $76.7 million primarily as a result of premium from the Assurant Transaction (increase of $50.9 million) and organic growth (increase of $25.8 million).

Net earned premium. Net earned premium increased by $175.8 million, or 36.7%, from $479.2 million for the three months ended March 31, 2015 to $654.9 million for the three months ended March 31, 2016. The increase by segment was: P&C - $106.1 million and A&H - $69.7 million. The increase in the P&C segment was primarily attributable to the acquisition of our LPI Business (increase of $122.8 million) and organic growth (increase of $25.2 million), partially offset by the Deconsolidation of the Reciprocal Exchanges (decrease of $41.9 million ). The increase in the A&H segment was primarily due to earned premium from the Assurant Transaction (increase of $51.0 million) and organic growth (increase of $18.7 million).

Ceding commission income. Ceding commission income decreased from $5.1 million for the three months ended March 31, 2015 to $(1.9) million for the three months ended March 31, 2016 primarily driven by the Deconsolidation of the Reciprocal Exchanges and by a decrease from a sliding scale adjustment to our terminated third party quota share in the first quarter of 2016. Our consolidated ceding commission ratio decreased from 1.1% to (0.3)%.

Service and fee income. Service and fee income increased by $42.1 million, or 76.7%, from $54.9 million for the three months ended March 31, 2015 to $96.9 million for the three months ended March 31, 2016. The increase was primarily attributable to the increase of $16.0 million in service and fee income related to our A&H segment resulting from the Assurant Transaction and an increase of $26.0 million related to our P&C segment resulting from the LPI Business acquisition and P&C organic growth.

The components of service and fee income are as follows:

	Three Months Ended March 31,
(Amounts in Thousands)	2016	2015	Change
Installment fees	$8,468	$8,125	$343
Commission revenue	23,857	14,242	9,615
General agent fees	17,961	16,127	1,834
Late payment fees	3,180	2,946	234
Group health administrative fees	18,860	2,789	16,071
Finance and processing fees	18,584	9,481	9,103
Lender service fees	4,080	—	4,080
Other	1,954	1,160	794
Total	$96,944	$54,870	$42,074

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $102.4 million, or 33.4%, from $306.7 million for the three months ended March 31, 2015 to $409.1 million for the three months ended March 31, 2016, primarily reflecting the LPI Business acquisition, the Assurant Transaction and loss experience in our domestic stop loss programs. The changes by segment were: P&C - increased $46.1 million and A&H - increased $56.3 million. Loss and LAE for the three months ended March 31, 2016 included $1.4 million of favorable development on prior accident year loss and LAE reserves. The $0.6 million of favorable development in the P&C segment was driven by favorable development in our LPI Business, while $0.8 million of favorable development in the A&H segment was driven by positive development in our domestic A&H businesses. Loss and LAE for the three months ended March 31, 2015 included $1.2 million of unfavorable development on prior accident year loss and LAE reserves caused by loss emergence in the A&H segment, of which $1.0 million related to domestic medical stop loss programs. Our consolidated net loss ratio decreased from 64.0% for the three months ended March 31, 2015 to 62.5% for the three months ended March 31, 2016 with a lower P&C segment net loss ratio driven by product mix changes, partially offset by a higher A&H segment net loss ratio resulting from higher loss experience in our domestic stop loss programs and product mix changes.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $23.0 million, or 25.6% from $89.9 million for the three months ended March 31, 2015 to $112.9 million for the three months ended March 31, 2016 as a result of the LPI Business acquisition, the Assurant Transaction and organic growth.

General and administrative expenses. General and administrative expenses increased by $70.9 million, or 67.1%, from $105.7 million for the three months ended March 31, 2015 to $176.6 million for the three months ended March 31, 2016 primarily as a result of the LPI Business acquisition, the Assurant Transaction and organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $58.9 million, or 43.4% from $135.6 million for the three months ended March 31, 2015 to $194.5 million for the three months ended March 31, 2016. The consolidated net operating expense ratio (non-GAAP) increased to 29.7% in the three months ended March 31, 2016 from 28.3% in the three months ended March 31, 2015 with a higher P&C segment net operating expense ratio (non-GAAP) driven by product mix changes, partially offset by a lower A&H segment net operating expense ratio (non-GAAP) resulting from the maturation of the A&H business and increased service and fee income.

Net investment income. Net investment income increased by $5.5 million, or 34.2%, from $16.1 million for the three months ended March 31, 2015 to $21.7 million for the three months ended March 31, 2016 primarily due to an increase in average invested assets as a result of our debt, preferred stock and common stock capital raising activities in 2015.

Net realized gain on investments. Net realized gains on investments increased by $2.4 million from a gain of $1.2 million for the three months ended March 31, 2015 to a $3.6 million gain for the three months ended March 31, 2016 primarily due to the recognition of a $1.0 million OTTI charge in the three months ended March 31, 2015.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased $1.7 million, from $5.0 million in earnings for the three months ended March 31, 2015 to $6.7 million in earnings for the three months ended March 31, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the three months ended March 31, 2016 and 2015 was $9.1 million and $9.1 million, respectively, remaining flat primarily due to our (i) August 2015 issuance of $100.0 million aggregate principal amount of 7.625% Notes; and (ii) October 2015 issuance of $100.0 million aggregate principal amount of additional 6.75% Notes, offset by the Deconsolidation of the Reciprocal Exchanges.

Provision for income taxes. Consolidated income tax expense increased by $9.7 million, or 115.6%, from $8.4 million for the three months ended March 31, 2015, reflecting an effective tax rate of 18.1%, to $18.1 million for the three months ended March 31, 2016, reflecting an effective tax rate of 26.5%. The primary driver of the increase in consolidated income tax expense was the increase in pre-tax income period over period. Income tax expense included a tax benefit of $1.8 million and $9.9 million for the three months ended March 31, 2016 and 2015, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the three months ended March 31, 2016 and 2015 by 2.7% and 21.4%, respectively.

NGHC had income tax expense of $18.1 million and $8.4 million for the three months ended March 31, 2016 and 2015, respectively, reflecting effective tax rates of 26.5% and 18.2%, respectively.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016		2015
	NGHC	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$661,337	$661,337	$510,451	$61,237	$(3,590)	$568,098
Ceded premiums	(60,563)	(60,563)	(66,191)	(42,600)	3,590	(105,201)
Net premium written	$600,774	$600,774	$444,260	$18,637	$—	$462,897
Change in unearned premium	(46,726)	(46,726)	(38,166)	23,259	—	(14,907)
Net earned premium	$554,048	$554,048	$406,094	$41,896	$—	$447,990
Ceding commission income (loss)	(2,264)	(2,264)	771	4,027	—	4,798
Service and fee income	63,488	63,488	45,234	795	(8,578)	37,451
Underwriting expenses:
Loss and loss adjustment expense	332,659	332,659	258,579	28,004	—	286,583
Acquisition costs and other underwriting expenses	91,659	91,659	75,337	3,261	(5)	78,593
General and administrative expenses	144,694	144,694	85,729	14,384	(8,573)	91,540
Total underwriting expenses	$569,012	$569,012	$419,645	$45,649	$(8,578)	$456,716
Underwriting income	$46,260	$46,260	$32,454	$1,069	$—	$33,523
Net loss ratio	60.0%	60.0%	63.7%	66.8%		64.0%
Net operating expense ratio (non-GAAP)	31.6%	31.6%	28.3%	30.6%		28.5%
Net combined ratio (non-GAAP)	91.6%	91.6%	92.0%	97.4%		92.5%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2016		2015
	NGHC	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total underwriting expenses	$569,012	$569,012	$419,645	$45,649	$(8,578)	$456,716
Less: Loss and loss adjustment expense	332,659	332,659	258,579	28,004	—	286,583
Less: Ceding commission income (loss)	(2,264)	(2,264)	771	4,027	—	4,798
Less: Service and fee income	63,488	63,488	45,234	795	(8,578)	37,451
Net operating expense	$175,129	$175,129	$115,061	$12,823	$—	$127,884
Net earned premium	$554,048	$554,048	$406,094	$41,896	$—	$447,990
Net operating expense ratio (non-GAAP)	31.6%	31.6%	28.3%	30.6%		28.5%

P&C Segment Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $93.2 million, or 16.4%, from $568.1 million for the three months ended March 31, 2015 to $661.3 million for the three months ended March 31, 2016 primarily as a result of the acquisition of our LPI Business (increase of $112.0 million) and organic growth (increase of $38.9 million), partially offset by the Deconsolidation of the Reciprocal Exchanges (decrease of $57.7 million).

Net premium written. Net premium written increased by $137.9 million from $462.9 million for the three months ended March 31, 2015 to $600.8 million for the three months ended March 31, 2016 primarily as a result of the acquisition of our LPI Business (increase of $112.0 million) and organic growth (increase of $44.5 million), partially offset by the Deconsolidation of the Reciprocal Exchanges (decrease of $18.6 million).

Net earned premium. Net earned premium increased by $106.1 million, or 23.7%, from $448.0 million for the three months ended March 31, 2015 to $554.0 million for the three months ended March 31, 2016 primarily as a result of the acquisition of our LPI Business (increase of $122.8 million) and organic growth (increase of $25.2 million), partially offset by the Deconsolidation of the Reciprocal Exchanges (decrease of $41.9 million).

Ceding commission income. Our ceding commission income decreased by $7.1 million from $4.8 million for the three months ended March 31, 2015 to $2.3 million for the three months ended March 31, 2016 primarily driven by the Deconsolidation of the Reciprocal Exchanges and by a decrease from a sliding scale adjustment to our terminated third party quota share in the first quarter of 2016. Our P&C segment ceding commission ratio decreased from 1.1% for the three months ended March 31, 2015 to (0.4)% for the three months ended March 31, 2016.

Service and fee income. Service and fee income increased by $26.0 million, or 69.5%, from $37.5 million for the three months ended March 31, 2015 to $63.5 million for the three months ended March 31, 2016 primarily as a result of the LPI Business acquisition and P&C organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $46.1 million, or 16.1%, from $286.6 million for the three months ended March 31, 2015 to $332.7 million for the three months ended March 31, 2016 primarily reflecting the LPI Business acquisition. Our P&C segment net loss ratio decreased from 64.0% for the three months ended March 31, 2015 to 60.0% for the three months ended March 31, 2016 primarily due to product mix changes.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $13.1 million from $78.6 million for the three months ended March 31, 2015 to $91.7 million for the three months ended March 31, 2016. The increase was primarily as a result of the LPI Business acquisition and organic growth.

General and administrative expenses. General and administrative expenses increased by $53.2 million from $91.5 million for the three months ended March 31, 2015 to $144.7 million for the three months ended March 31, 2016 primarily as a result of the LPI Business acquisition and organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $47.2 million, or 36.9%, from $127.9 million for the three months ended March 31, 2015 to $175.1 million for the three months ended March 31, 2016. The P&C segment net operating expense ratio (non-GAAP) increased from 28.5% for the three months ended March 31, 2015 to 31.6% for the three months ended March 31, 2016 primarily as a result of product mix changes.

Underwriting income. Underwriting income increased from $33.5 million for the three months ended March 31, 2015 to $46.3 million for the three months ended March 31, 2016 primarily driven by our LPI Business. The P&C segment combined ratio for the three months ended March 31, 2016 decreased to 91.6% compared to 92.5% for the same period in 2015 primarily as a result of a lower net loss ratio, partially offset by a higher net operating expense ratio.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Amounts in Thousands)
Gross premium written	$154,857	$75,357
Ceded premiums	(11,044)	(8,229)
Net premium written	$143,813	$67,128
Change in unearned premium	(42,941)	(35,953)
Net earned premium	$100,872	$31,175
Ceding commission income	369	282
Service and fee income	33,456	17,419
Underwriting expenses:
Loss and loss adjustment expense	76,391	20,103
Acquisition costs and other underwriting expenses	21,240	11,292
General and administrative expenses	31,933	14,147
Total underwriting expenses	$129,564	$45,542
Underwriting income	$5,133	$3,334
Net loss ratio	75.7%	64.5%
Net operating expense ratio (non-GAAP)	19.2%	24.8%
Net combined ratio (non-GAAP)	94.9%	89.3%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2016	2015
	(Amounts in Thousands)
Total underwriting expenses	$129,564	$45,542
Less: Loss and loss adjustment expense	76,391	20,103
Less: Ceding commission income	369	282
Less: Service and fee income	33,456	17,419
Net operating expense	$19,348	$7,738
Net earned premium	$100,872	$31,175
Net operating expense ratio (non-GAAP)	19.2%	24.8%

A&H Segment Results of Operations for the Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $79.5 million, from $75.4 million for the three months ended March 31, 2015 to $154.9 million for the three months ended March 31, 2016 primarily as a result of premium from the Assurant Transaction (increase of $50.9 million) and organic growth (increase of $28.6 million).

Net premium written. Net premium written increased by $76.7 million, from $67.1 million for the three months ended March 31, 2015 to $143.8 million for the three months ended March 31, 2016 primarily as a result of premium from the Assurant Transaction (increase of $50.9 million) and organic growth (increase of $25.8 million).

Net earned premium. Net earned premium increased by $69.7 million, from $31.2 million for the three months ended March 31, 2015 to $100.9 million for the three months ended March 31, 2016 due to earned premium from the Assurant Transaction (increase of $51.0 million) and organic growth (increase of $18.7 million).

Service and fee income. Service and fee income increased by $16.0 million, or 92.1%, from $17.4 million for the three months ended March 31, 2015 to $33.5 million for the three months ended March 31, 2016 primarily as a result of the Assurant Transaction.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $56.3 million, from $20.1 million for the three months ended March 31, 2015 to $76.4 million for the three months ended March 31, 2016. Our net loss ratio increased from

64.5% for the three months ended March 31, 2015 to 75.7% for the three months ended March 31, 2016. The loss ratio increase in the three months ended March 31, 2016 was primarily driven by higher loss experience in our domestic stop loss programs and product mix changes.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $9.9 million from $11.3 million for the three months ended March 31, 2015 to $21.2 million for the three months ended March 31, 2016 primarily due to the Assurant Transaction.

General and administrative expenses. General and administrative expenses increased by $17.8 million from $14.1 million for the three months ended March 31, 2015 to $31.9 million for the three months ended March 31, 2016 as a result of the Assurant Transaction.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $11.6 million from $7.7 million for the three months ended March 31, 2015 to $19.3 million for the three months ended March 31, 2016. The net operating expense ratio (non-GAAP) decreased from 24.8% for the three months ended March 31, 2015 to 19.2% for the three months ended March 31, 2016 primarily as a result of increased A&H premiums and higher service and fee income.

Underwriting income. Underwriting income increased from $3.3 million for the three months ended March 31, 2015 to $5.1 million for the three months ended March 31, 2016 due to maturation of the A&H business. The combined ratio for the three months ended March 31, 2016 increased to 94.9% compared to 89.3% for the same period in 2015. The combined ratio increased due to a higher net loss ratio driven by higher loss experience in our domestic stop loss programs and product mix changes, partially offset by a lower net operating expense ratio reflecting continued maturation of the A&H business and higher service and fee income.

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

The average yield on our investment portfolio was 3.2% and 3.2% and the average duration of the portfolio was 5.23 and 4.89 years for the three months ended March 31, 2016 and 2015, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

March 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$53,625	$1,656	$(18,318)	$36,963
Preferred stock	1,631	32	—	1,663
Fixed maturities:
U.S. Treasury	23,268	1,440	—	24,708
States and political subdivision bonds	186,714	5,831	(174)	192,371
Foreign government	40,316	1,793	(106)	42,003
Corporate bonds	1,409,644	47,427	(33,096)	1,423,975
Residential mortgage-backed securities	361,004	11,013	(62)	371,955
Commercial mortgage-backed securities	119,878	2,143	(1,958)	120,063
Structured securities	231,590	1,472	(7,636)	225,426
Total	$2,427,670	$72,807	$(61,350)	$2,439,127
Less: Securities pledged	126,482	2,615	—	129,097
Total net of Securities pledged	$2,301,188	$70,192	$(61,350)	$2,310,030
NGHC	$2,172,069	$72,807	$(61,350)	$2,183,526
Reciprocal Exchanges	255,601	—	—	255,601
Total	$2,427,670	$72,807	$(61,350)	$2,439,127

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$53,356	$569	$(6,960)	$46,965
Preferred stock	11,448	377	—	11,825
Fixed maturities:
U.S. Treasury	19,348	1,052	(48)	20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of Securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

The decrease in gross unrealized losses from $64.8 million at December 31, 2015 to $61.4 million at March 31, 2016 resulted from fluctuations in market interest rates, mostly offset by decreased performance of our equity securities.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of March 31, 2016 and December 31, 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
March 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$17,281	$18,721	0.9%	$5,987	$5,987	2.3%
AAA	406,900	420,832	19.6%	28,594	28,594	11.2%
AA, AA+, AA-	352,194	361,387	16.8%	28,010	28,010	11.0%
A, A+, A-	568,651	584,768	27.2%	79,738	79,738	31.2%
BBB, BBB+, BBB-	625,805	636,464	29.7%	105,475	105,475	41.3%
BB+ and lower	147,613	124,391	5.8%	7,797	7,797	3.0%
Total	$2,118,444	$2,146,563	100.0%	$255,601	$255,601	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of March 31, 2016 and December 31, 2015.

March 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial institutions	1.5%	4.0%	18.6%	14.2%	0.6%	$553,429	38.9%
Industrials	—%	3.3%	16.5%	30.5%	5.9%	800,940	56.2%
Utilities/Other	—%	—%	1.1%	2.6%	1.2%	69,606	4.9%
Total	1.5%	7.3%	36.2%	47.3%	7.7%	$1,423,975	100.0%
NGHC	1.5%	6.6%	31.1%	40.1%	7.2%	$1,231,552	86.5%
Reciprocal Exchanges	—%	0.7%	5.1%	7.2%	0.5%	192,423	13.5%
Total	1.5%	7.3%	36.2%	47.3%	7.7%	$1,423,975	100.0%

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of March 31, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2016	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$26,271	$24,965	$—	$—	$26,271	$24,965
Due after one year through five years	265,906	268,129	27,107	27,107	293,013	295,236
Due after five years through ten years	1,001,823	1,024,657	159,563	159,563	1,161,386	1,184,220
Due after ten years	373,458	366,659	37,403	37,403	410,861	404,062
Mortgage-backed securities	449,943	461,078	30,940	30,940	480,883	492,018
Total	$2,117,401	$2,145,488	$255,013	$255,013	$2,372,414	$2,400,501

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of March 31, 2016 and December 31, 2015:

	Less Than 12 Months			12 Months or More			Total
March 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$26,934	$(18,280)	4	$139	$(38)	3	$27,073	$(18,318)
States and political subdivision bonds	5,840	(95)	7	2,751	(79)	7	8,591	(174)
Foreign government	15,259	(106)	1	—	—	—	15,259	(106)
Corporate bonds	215,855	(19,902)	61	39,388	(13,194)	17	255,243	(33,096)
Residential mortgage-backed securities	3,626	(60)	6	260	(2)	2	3,886	(62)
Commercial mortgage-backed securities	51,685	(1,958)	20	—	—	—	51,685	(1,958)
Structured securities	120,411	(7,636)	57	—	—	—	120,411	(7,636)
Total	$439,610	$(48,037)	156	$42,538	$(13,313)	29	$482,148	$(61,350)
NGHC	$439,610	$(48,037)	156	$42,538	$(13,313)	29	$482,148	$(61,350)
Total	$439,610	$(48,037)	156	$42,538	$(13,313)	29	$482,148	$(61,350)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$39,490	$(6,932)	5	$130	$(28)	2	$39,620	$(6,960)
U.S. Treasury	7,141	(48)	5	—	—	—	7,141	(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

There were 185 and 444 securities at March 31, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be an other-than-temporary impairment ("OTTI") loss. At March 31, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate and credit quality movements since their date of purchase. At March 31, 2016, the Company determined that the unrealized losses on common stock were primarily due to market movements of equities in the energy transportation sector. Significant factors influencing our determination that none of these securities were OTTI included the magnitude of unrealized losses in relation to cost, the nature of the investment and management’s intent not to sell these securities and our determination that it was more likely than not that we would not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For the three months ended March 31, 2016 and 2015, we recognized OTTI of $0.0 million and $1.0 million, respectively, on investments based on our qualitative and quantitative review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(amounts in thousands)
Restricted cash	$11,647	$13,776
Restricted investments - fixed maturities, at fair value	41,971	40,174
Total	$53,618	$53,950

Other investments. The table below summarize the composition of our Other investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(amounts in thousands)
Limited partnerships, equity method	$36,175	$5,691
Investments at cost or amortized cost	17,915	7,340
Total	$54,090	$13,031

Reverse Repurchase and Repurchase Agreements. We enter into reverse repurchase and repurchase agreements, which are accounted for as either collateralized lending or borrowing transactions and are recorded at contract amounts which approximate fair value. For the collateralized borrowing transactions (i.e., repurchase agreements), we receive cash or securities that we invest or hold in short-term or fixed income securities.

As of March 31, 2016 and December 31, 2015, we had no collateralized lending transaction principal outstanding.

As of March 31, 2016 and December 31, 2015, we had collateralized borrowing transaction principal outstanding of $114.2 million and $52.5 million, respectively, at interest rates of 0.75% and 0.80%, respectively. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively. We had $129.1 million and $55.4 million of collateral pledged in support for these agreements as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $294.6 million, with our proportionate interest being $147.3 million. Total capital contributions of approximately $0.0 million and $1.1 million were made to the LSC Entities during the three months ended March 31, 2016 and 2015, respectively, for which we contributed approximately $0.0 million and $0.6 million, respectively, in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of March 31, 2016, the face value amounts of the 255 life insurance policies disclosed in the table below was approximately $1.6 billion. As of March 31, 2016, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of March 31, 2016. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of March 31, 2016
0 - 1	—	$—	$—
1 - 2	4	24,573	32,500
2 - 3	8	34,042	78,000
3 - 4	7	16,977	36,500
4 - 5	6	9,150	31,000
Thereafter	230	209,831	1,440,313
Total	255	$294,573	$1,618,313

(1)
The LSC Entities determined the fair value as of March 31, 2016 based on 215 policies out of 255 policies, as the LSC Entities assigned no value to 40 of the policies as of March 31, 2016. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2016:

(amounts in thousands, except number of life settlement contracts)	March 31, 2016
Number of policies with a negative value from discounted cash flow model as of period end	40
Premiums paid for the preceding twelve month period for period ended	$4,957
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2016, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2016	$65,789
2017	42,672
2018	41,771
2019	41,026
2020	37,998
Thereafter	464,343
$693,599

For additional information about the fair value of the life settlement contracts, see Note 6, "Equity Investments in Unconsolidated Subsidiaries" in the notes to our condensed consolidated financial statements. For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $225.0 million credit agreement under which there were no amounts outstanding as of March 31, 2016. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $388.4 million and $360.1 million as of March 31, 2016 and December 31, 2015, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2016 and 2015, there were $0.0 million and $0.0 million, respectively, of dividends or return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $409.5 million and $277.2 million in the three months ended March 31, 2016 and 2015, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $2,950.0 million at December 31, 2015 to $3,013.4 million at March 31, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to an amended and restated management services agreement dated as of January 1, 2012 between Management Corp., on one hand, and certain of our other direct and indirect subsidiaries, on the other hand, such subsidiaries have delegated to Management Corp. underwriting duties, claims services, actuarial services, policyholder services, accounting, information technology and certain other administrative functions. The subsidiaries that are party to this agreement pay to Management Corp. a quarterly fee calculated as a percentage of the premium written by each such subsidiary, plus reimbursement for certain expenses. During the three months ended March 31, 2016 and 2015, Management Corp. was paid approximately $9.2 million and $8.1 million, respectively, in management fees.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$29,765	$(5,441)
Investing activities	(93,798)	7,196
Financing activities	55,672	95,032
Effect of exchange rate changes on cash and cash equivalents	833	(300)
Net increase (decrease) in Cash and cash equivalents	$(7,528)	$96,487

Comparison of the Three Months Ended March 31, 2016 and 2015

Net cash provided by operating activities was approximately $29.8 million for the three months ended March 31, 2016, compared with $5.4 million used in operating activities for the same period in 2015. For the three months ended March 31, 2016, net cash provided by operating activities increased $35.2 million primarily as a result of increased net income.

Net cash used in investing activities was $93.8 million for the three months ended March 31, 2016, compared with net cash provided by investing activities of $7.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net cash used in investing activities increased primarily due to a decrease of $30.2 million in the proceeds from the sale and maturity of fixed-maturity investments, a $35.2 million decrease in the proceeds from the sale of short-term investments and an increase of $127.5 million in the purchases of other investments, partially offset by a decrease of $25.8 million in the purchases of fixed-maturity investments and a decrease of $45.6 million in the purchases of short-term investments.

Net cash provided by financing activities was $55.7 million for the three months ended March 31, 2016, compared with net cash provided by financing activities of $95.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, cash provided by financing activities decreased versus the comparable period in 2015 primarily due to our issuance of 7.50% Non-Cumulative Series B Preferred Stock in March 2015.

Condensed Consolidating Balance Sheet Information

The following tables present the condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,016,391	$255,013	$—	$2,271,404
Equity securities, available-for-sale, at fair value	38,038	588	—	38,626
Short-term investments	2,440	—	—	2,440
Equity investment in unconsolidated subsidiaries	243,005	—	—	243,005
Other investments	142,990	—	(88,900)	54,090
Securities pledged	129,097	—	—	129,097
Total investments	2,571,961	255,601	(88,900)	2,738,662
Cash and cash equivalents	272,076	2,673	—	274,749
Accrued investment income	18,591	2,658	—	21,249
Premiums and other receivables, net	834,385	52,922	(890)	886,417
Deferred acquisition costs	145,155	—	—	145,155
Reinsurance recoverable on unpaid losses	794,485	43,401	—	837,886
Prepaid reinsurance premiums	72,451	59,706	—	132,157
Income tax receivable	—	300	—	300
Notes receivable from related party	127,188	—	—	127,188
Due from affiliate	5,177	11,703	—	16,880
Premises and equipment, net	66,696	2,386	—	69,082
Intangible assets, net	338,466	32,638	—	371,104
Goodwill	119,553	—	—	119,553
Prepaid and other assets	43,672	187	—	43,859
Total assets	$5,409,856	$464,175	$(89,790)	$5,784,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,646,440	$137,093	$—	$1,783,533
Unearned premiums	1,144,830	143,194	—	1,288,024
Unearned service contract and other revenue	28,342	—	—	28,342
Reinsurance payable	71,370	11,982	(890)	82,462
Accounts payable and accrued expenses	298,305	6,972	—	305,277
Securities sold under agreements to repurchase, at contract value	114,196	—	—	114,196
Deferred tax liability	(16,673)	23,716	—	7,043
Income tax payable	28,052	—	—	28,052
Notes payable	446,244	88,900	(88,900)	446,244
Other liabilities	57,419	37,550	—	94,969
Total liabilities	3,818,525	449,407	(89,790)	4,178,142
Stockholders’ equity:
Common stock	1,057	—	—	1,057
Preferred stock	220,000	—	—	220,000
Additional paid-in capital	903,933	—	—	903,933
Accumulated other comprehensive income	4,534	—	—	4,534
Retained earnings	461,574	—	—	461,574
Total National General Holdings Corp. Stockholders' Equity	1,591,098	—	—	1,591,098
Non-controlling interest	233	14,768	—	15,001
Total stockholders’ equity	1,591,331	14,768	—	1,606,099
Total liabilities and stockholders' equity	$5,409,856	$464,175	$(89,790)	$5,784,241

	December 31, 2015
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,063,051	$238,969	$2,302,020
Equity securities, available-for-sale, at fair value	57,216	1,574	58,790
Short-term investments	1,528	1,999	3,527
Equity investment in unconsolidated subsidiaries	234,948	—	234,948
Other investments	13,031	—	13,031
Securities pledged	55,394	—	55,394
Total investments	2,425,168	242,542	2,667,710
Cash and cash equivalents	273,884	8,393	282,277
Accrued investment income	18,055	2,347	20,402
Premiums and other receivables, net	702,439	56,194	758,633
Deferred acquisition costs	136,728	23,803	160,531
Reinsurance recoverable on unpaid losses	794,091	39,085	833,176
Prepaid reinsurance premiums	66,613	61,730	128,343
Income tax receivable	—	300	300
Notes receivable from related party	125,057	—	125,057
Due from affiliate	29,476	12,060	41,536
Premises and equipment, net	42,599	332	42,931
Intangible assets, net	344,073	4,825	348,898
Goodwill	112,414	—	112,414
Prepaid and other assets	41,091	93	41,184
Total assets	$5,111,688	$451,704	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,623,232	$132,392	$1,755,624
Unearned premiums	1,046,313	146,186	1,192,499
Unearned service contract and other revenue	12,504	—	12,504
Reinsurance payable	54,815	14,357	69,172
Accounts payable and accrued expenses	265,057	19,845	284,902
Securities sold under agreements to repurchase, at contract value	52,484	—	52,484
Deferred tax liability	(20,477)	32,724	12,247
Income tax payable	5,593	—	5,593
Notes payable	446,061	45,476	491,537
Other liabilities	112,085	38,105	150,190
Total liabilities	3,597,667	429,085	4,026,752
Stockholders’ equity:
Common stock	1,056	—	1,056
Preferred stock	220,000	—	220,000
Additional paid-in capital	900,114	—	900,114
Accumulated other comprehensive income (loss)	(19,414)	—	(19,414)
Retained earnings	412,044	—	412,044
Total National General Holdings Corp. Stockholders' Equity	1,513,800	—	1,513,800
Non-controlling interest	221	22,619	22,840
Total stockholders’ equity	1,514,021	22,619	1,536,640
Total liabilities and stockholders' equity	$5,111,688	$451,704	$5,563,392

Other Material Changes in Financial Position

(amounts in thousands)	March 31, 2016	December 31, 2015
Selected Assets:
Premiums and other receivables, net	$886,417	$758,633
Selected Liabilities:
Notes payable	$446,244	$491,537
Other liabilities	$94,969	$150,190

During the three months ended March 31, 2016, Premiums and other receivables, net increased $127.8 million compared to December 31, 2015 primarily due to the seasonality of policy renewals in our A&H segment.

During the three months ended March 31, 2016, Notes payable decreased $45.3 million compared to December 31, 2015 primarily due to the elimination of the Reciprocal Exchanges' surplus notes at March 31, 2016. During the three months ended March 31, 2016, Other liabilities decreased $55.2 million compared to December 31, 2015 primarily due to a decrease in outstanding in process disbursements.

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

For a more detailed description of our reinsurance arrangements, see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2015.

7.625% Subordinated Notes due 2055

On August 18, 2015, we sold $100.0 million aggregate principal amount of our 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds we received from the issuance was approximately $96.6 million, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are our subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that we incur in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of our existing and future senior debt, including amounts outstanding under our revolving credit facility, our 6.75% Notes and certain of our other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three months ended March 31, 2016 was $1.9 million.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of March 31, 2016.

6.75% Notes due 2024

On May 23, 2014, we sold $250.0 million aggregate principal amount of our 6.75% Notes due 2024 (the "6.75% Notes") to certain purchasers in a private placement. The net proceeds we received from the issuance was approximately $245.0 million, after deducting the issuance expenses.

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

On October 8, 2015, we sold an additional $100.0 million aggregate principal amount of our 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. The net proceeds we received from the issuance was approximately $98.9 million, after deducting the estimated issuance expenses payable us. We intend to use the net proceeds from the issuance for general corporate purposes, including strategic acquisitions and to support its current and future policy writings. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes.

Interest expense on the 6.75% Notes for the three months ended March 31, 2016 and 2015 was $5.8 million and $4.2 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of March 31, 2016.

Revolving Credit Agreements

Credit Agreement

On May 30, 2014, we entered into a $135.0 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents. The credit facility was a revolving credit facility with a letter of credit sublimit of $10.0 million and an expansion feature not to exceed $50.0 million. The Credit Agreement had a maturity date of May 30, 2018. All of the commitments to extend credit under the Credit Agreement were terminated pursuant to the terms of the New Credit Agreement dated January 25, 2016.

New Credit Agreement

On January 25, 2016, we entered into a $225.0 million credit agreement (the “New Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million and an expansion feature not to exceed $50.0 million. Proceeds of borrowings under the New Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The New Credit Agreement has a maturity date of January 25, 2020.

The New Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a minimum risk-based capital and a minimum statutory surplus. The New Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the New Credit Agreement, declare the Company’s obligations under the New Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the New Credit Agreement.

Borrowings under the New Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the New Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the New Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the New Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of March 31, 2016). We were in compliance with all of the covenants under the New Credit Agreement as of March 31, 2016.

As of March 31, 2016 there was no outstanding balance on the line of credit and there was no interest expense for the three months ended March 31, 2016.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively.

Reciprocal Exchanges' Surplus Notes

The Reciprocal Exchanges issued surplus notes ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three months ended March 31, 2015 was $3.7 million, which includes amortization of $2.0 million. Effective March 31, 2016, we purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88.9 million. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. As of March 31, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. (See Note 14, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

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

As of March 31, 2016 and December 31, 2015, we had no collateralized lending transaction principal outstanding.

As of March 31, 2016 and December 31, 2015, we had collateralized borrowing transaction principal outstanding of $114.2 million and $52.5 million, respectively, at interest rates of 0.75% and 0.80%, respectively. Interest expense associated with the repurchase borrowing agreements for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively. We had $129.1 million and $55.4 million of collateral pledged in support for these agreements as of March 31, 2016 and December 31, 2015, respectively.

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

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities and the financial condition of our third party reinsurers. Additionally, we have counterparty credit risk with our repurchase agreement counterparties.

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

Counterparty credit risk with our repurchase agreement counterparties is mitigated by obtaining collateral. We obtain collateral in the amount of 105-110% of the value of the securities we have sold with agreement to repurchase. Additionally, repurchase agreements are only transacted with pre-approved counterparties.

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed-maturity securities and preferred stock with a fair value of $2,402.2 million and a cost or amortized cost of $2,374.0 million as of March 31, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of March 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed-maturity securities, excluding $1.7 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed-maturity securities and on our stockholders’ equity, each as of March 31, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$2,210,861	$(189,640)	(7.9)%
100 basis point increase	2,328,486	(72,015)	(3.0)
No change	2,400,501	—	—
100 basis point decrease	2,587,740	187,239	7.8
200 basis point decrease	2,734,171	333,670	13.9

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $455.0 million principal amount of debt instruments of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of March 31, 2016 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of Financial Reporting Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective financial reporting controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on its evaluation as of March 31, 2016, the Company incorrectly analyzed certain provisions of ASU 2015-02 Consolidation related to accounting for variable interest entities which became effective for the periods commencing after December 15, 2015. The Company incorrectly consolidated the balance sheet of the Reciprocal Exchanges as of January 1, 2016 and its results of operations for the period ended March 31, 2016 in its Form 8-K filed on May 2, 2016 (the “Form 8-K”). The Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s financial reporting controls and procedures with respect to review and approvals of significant and unusual transactions were not operating effectively for the first quarter ended March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer, in consultation with the Audit Committee, have concluded that the Company’s control failure noted above and the consequential understatement in the Company’s shareholders’ equity by $33.8 million in the Form 8-K resulted from a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s financial statements included in this Form 10-Q were prepared with particular attention to the material weakness. The Company concluded that the financial statements included in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the period ended March 31, 2016 in accordance with U.S. generally accepted accounting principles.

The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. The Company is intent on remediating the financial reporting weakness noted above, and has committed additional staffing resources to its accounting area and further enhancement of internal controls during the second quarter of 2016 to remediate this material weakness.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of January 27, 2016, by and between Standard Mutual Insurance Company and National General Holdings Corp. (incorporated by reference to Appendix B of the proxy statement/prospectus filed as part of the Registration Statement on Form S-4 filed on March 4, 2016. Exhibit A to the Stock Purchase Agreement, the Plan of Conversion, is incorporated by reference to Appendix A of the proxy statement/prospectus)*

10.1
Purchase Agreement, dated as of January 22, 2016, by and among Kramer-Wilson Company, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2016)

10.2
Credit Agreement, dated January 25, 2016, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2016)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

*
The Company has omitted the remaining exhibits to the Stock Purchase Agreement and the exhibits to the Plan of Conversion and will furnish copies of any of the omitted exhibits supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
May 10, 2016
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer