Form 10-Q
period 2016-06-30
National General Holdings Corp.
filed 2016-08-05
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

As of August 3, 2016, the number of common shares of the registrant outstanding was 105,932,281.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $2,299,155 and $2,081,456)	$2,385,461	$2,063,051
Equity securities, available-for-sale, at fair value (cost $126,787 and $63,303)	110,500	57,216
Short-term investments	52,708	1,528
Equity investment in unconsolidated subsidiaries	245,703	234,948
Other investments	59,360	13,031
Securities pledged (amortized cost $132,300 and $54,955)	137,448	55,394
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $277,473 and $244,069)	290,569	238,969
Equity securities, available-for-sale, at fair value (cost $0 and $1,501)	—	1,574
Short-term investments	—	1,999
Total investments	3,281,749	2,667,710
Cash and cash equivalents (Exchanges - $12,990 and $8,393)	271,694	282,277
Accrued investment income (Exchanges - $2,643 and $2,347)	25,337	20,402
Premiums and other receivables, net (Related parties $32,362 and $62,306) (Exchanges - $58,402 and $56,194)	893,373	758,633
Deferred acquisition costs (Exchanges - $14,362 and $23,803)	174,660	160,531
Reinsurance recoverable on unpaid losses (Related parties - $33,746 and $42,774) (Exchanges - $39,617 and $39,085)	853,559	833,176
Prepaid reinsurance premiums (Exchanges - $61,912 and $61,730)	146,405	128,343
Income tax receivable (Exchanges - $300 and $300)	300	300
Notes receivable from related party	125,000	125,057
Due from affiliate (Exchanges - $0 and $12,060)	29,774	41,536
Premises and equipment, net (Exchanges - $2,812 and $332)	79,224	42,931
Intangible assets, net (Exchanges - $25,433 and $4,825)	383,700	348,898
Goodwill	208,971	112,414
Prepaid and other assets (Exchanges - $89 and $93)	39,195	41,184
Total assets	$6,512,941	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $133,531 and $132,392)	$1,966,752	$1,755,624
Unearned premiums (Exchanges - $148,502 and $146,186)	1,425,139	1,192,499
Unearned service contract and other revenue	22,330	12,504
Reinsurance payable (Related parties - $31,511 and $31,923) (Exchanges - $21,928 and $14,357)	91,961	69,172
Accounts payable and accrued expenses (Related parties - $27,930 and $51,755) (Exchanges - $4,497 and $19,845)	279,281	284,902
Due to affiliate (Exchanges - $7,520 and $0)	7,520	—
Securities sold under agreements to repurchase, at contract value	119,472	52,484
Deferred tax liability (Exchanges - $26,993 and $32,724)	21,436	12,247
Income tax payable	24,883	5,593
Debt (Exchanges owed to related party - $0 and $45,476)	678,715	491,537

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

Other liabilities (Exchanges - $38,246 and $38,105)	167,886	150,190
Total liabilities	4,805,375	4,026,752
Commitments (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 105,932,281 shares - 2016; authorized 150,000,000 shares, issued and outstanding 105,554,331 shares - 2015	1,059	1,056
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2016; authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015. Aggregate liquidation preference $220,000 - 2016, $220,000 - 2015	220,000	220,000
Additional paid-in capital	908,276	900,114
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(4,135)	(3,780)
Unrealized gains (losses) on investments	48,859	(15,634)
Total accumulated other comprehensive income (loss)	44,724	(19,414)
Retained earnings	502,741	412,044
Total National General Holdings Corp. Stockholders' Equity	1,676,800	1,513,800
Non-controlling interest (Exchanges - $30,588 and $22,619)	30,766	22,840
Total stockholders’ equity	1,707,566	1,536,640
Total liabilities and stockholders' equity	$6,512,941	$5,563,392

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premium income:
Gross premium written	$850,507	$575,681	$1,666,701	$1,219,136
Ceded premiums (related parties - three months $733; $373 and six months $1,141; $721)	(113,058)	(96,271)	(184,665)	(209,701)
Net premium written	737,449	479,410	1,482,036	1,009,435
Change in unearned premium	(24,509)	(10,594)	(114,176)	(61,454)
Net earned premium	712,940	468,816	1,367,860	947,981
Ceding commission income	11,704	9,970	9,809	15,050
Service and fee income	90,017	57,558	186,961	112,428
Net investment income	27,528	18,335	49,198	34,483
Net realized gain on investments	4,382	389	7,999	1,576
Other revenue (expense)	(387)	(1,415)	314	(170)
Total revenues	846,184	553,653	1,622,141	1,111,348
Expenses:
Loss and loss adjustment expense	472,358	286,829	881,408	593,515
Acquisition costs and other underwriting expenses	108,874	96,502	221,773	186,387
General and administrative expenses	191,120	119,158	367,747	224,845
Interest expense	8,939	8,601	18,080	17,681
Total expenses	781,291	511,090	1,489,008	1,022,428
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	64,893	42,563	133,133	88,920
Provision for income taxes	14,551	7,891	32,634	16,278
Income before equity in earnings of unconsolidated subsidiaries	50,342	34,672	100,499	72,642
Equity in earnings of unconsolidated subsidiaries	7,356	1,654	14,038	6,612
Net income	57,698	36,326	114,537	79,254
Less: Net (income) loss attributable to non-controlling interest	(9,228)	2,201	(9,240)	2,041
Net income attributable to National General Holdings Corp. ("NGHC")	$48,470	$38,527	$105,297	$81,295
Dividends on preferred stock	(4,125)	(4,744)	(8,250)	(5,775)
Net income attributable to NGHC common stockholders	$44,345	$33,783	$97,047	$75,520
Earnings per common share:
Basic earnings per share	$0.42	$0.36	$0.92	$0.81
Diluted earnings per share	$0.41	$0.35	$0.90	$0.79
Dividends declared per common share	$0.03	$0.02	$0.06	$0.04
Weighted average common shares outstanding:
Basic	105,803,802	93,597,448	105,700,682	93,527,977
Diluted	108,197,897	96,181,037	107,987,406	96,005,397
Net realized gain on investments:
Other-than-temporary impairment loss	$—	$(1,467)	$—	$(2,483)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(1,467)	—	(2,483)
Other net realized gain on investments	4,382	1,856	7,999	4,059
Net realized gain on investments	$4,382	$389	$7,999	$1,576

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$57,698	$36,326	$114,537	$79,254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,221)	2,728	(355)	3,752
Gross unrealized holding gain (loss) on securities, net of tax of $27,351 and $(10,932) for the three months ended June 30, 2016 and 2015, respectively, and $41,046 and $(4,527) for the six months ended June 30, 2016 and 2015, respectively	50,796	(25,005)	76,229	(11,065)
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax of $0 and $513 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $869 for the six months ended June 30, 2016 and 2015, respectively	—	954	—	1,614
Other net realized gain on investments, net of tax of $(1,534) and $(650) for the three months ended June 30, 2016 and 2015, respectively, and $(2,800) and $(1,421) for the six months ended June 30, 2016 and 2015, respectively	(2,848)	(1,206)	(5,199)	(2,638)
Other comprehensive income (loss), net of tax	46,727	(22,529)	70,675	(8,337)
Comprehensive income	104,425	13,797	185,212	70,917
Less: Comprehensive (income) loss attributable to non-controlling interest	(15,765)	7,040	(15,777)	5,179
Comprehensive income attributable to NGHC	$88,660	$20,837	$169,435	$76,096

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Six Months Ended June 30, 2016
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$412,044	$(19,414)	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	105,297	—	9,240	114,537
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(355)	—	(355)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	64,493	6,537	71,030
Reciprocal Exchanges' equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	14,768	14,768
Preferred stock dividends	—	—	—	—	—	(8,250)	—	—	(8,250)
Common stock dividends	—	—	—	—	—	(6,350)	—	—	(6,350)
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Common stock issued under employee stock plans and exercises of stock options	377,950	3	—	—	3,064	—	—	—	3,067
Stock-based compensation	—	—	—	—	4,148	—	—	—	4,148
Tax benefit from stock-based compensation	—	—	—	—	1,100	—	—	—	1,100
Balance June 30, 2016	105,932,281	$1,059	2,365,000	$220,000	$908,276	$502,741	$44,724	$30,766	$1,707,566

	Six Months Ended June 30, 2015
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance January 1, 2015	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450
Net income	—	—	—	—	—	81,295	—	(2,041)	79,254
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,752	—	3,752
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	(8,951)	(3,138)	(12,089)
Change in non-controlling interest	—	—	—	—	—	—	—	(942)	(942)
Preferred stock dividends	—	—	—	—	—	(5,775)	—	—	(5,775)
Common stock dividends	—	—	—	—	—	(3,743)	—	—	(3,743)
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock issued under employee stock plans and exercises of stock options	286,604	3	—	—	1,415	—	—	—	1,418
Stock-based compensation	—	—	—	—	2,264	—	—	—	2,264
Balance June 30, 2015	93,713,986	$937	2,365,000	$220,000	$688,967	$364,609	$14,993	$7,635	$1,297,141

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$114,537	$79,254
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,378	14,751
Net amortization of premium on fixed maturities	(1,936)	2,565
Net amortization of discount on debt	366	4,173
Stock-compensation expense	4,148	2,264
Equity in earnings of unconsolidated subsidiaries	(14,038)	(6,612)
Net realized gain on investments	(7,999)	(4,059)
Other-than-temporary impairment loss	—	2,483
Bad debt expense	14,061	10,722
Foreign currency translation adjustment, net of tax	461	1,204
Changes in assets and liabilities:
Accrued investment income	(1,010)	(988)
Premiums and other receivables	(101,789)	(102,993)
Deferred acquisition costs, net	(37,095)	(15,261)
Reinsurance recoverable on unpaid losses	(3,165)	33,132
Prepaid reinsurance premiums	(20,086)	(21,133)
Prepaid expenses and other assets	10,443	809
Unpaid loss and loss adjustment expense reserves	63,369	(8,581)
Unearned premiums	134,920	81,339
Unearned service contract and other revenue	9,826	30,424
Reinsurance payable	18,422	(21,958)
Accounts payable	(73,884)	(23,163)
Income tax payable	19,290	15,651
Deferred tax liability	(14,363)	(32,107)
Other liabilities	13,277	42,358
Net cash provided by operating activities	155,133	84,274
Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(6,625)	(17,425)
Distributions from unconsolidated subsidiaries	10,158	1,923
Purchases of other investments	(133,180)	(3,315)
Proceeds from sale of other investments	2,834	—
Decrease in cash due to deconsolidation of the Reciprocal Exchanges	(8,393)	—
Increase in cash due to consolidation of the Reciprocal Exchanges	2,673	—
Acquisition of consolidated subsidiaries, net of cash	(115,505)	(61,413)
Purchases of equity securities	(15,873)	(245)
Proceeds from sale of equity securities	15,142	1,259
Purchases of short-term investments	(63,919)	(82,162)
Proceeds from sale of short-term investments	12,149	83,391
Purchases of premises and equipment	(14,466)	(3,670)
Purchases of fixed maturities	(298,015)	(355,504)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Proceeds from sale and maturity of fixed maturities	343,252	219,595
Net cash used in investing activities	(269,768)	(217,566)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	66,989	14,350
Proceeds from long-term debt	50,000	—
Repayments of debt	—	(631)
Issuance of preferred stock, net (fees $0 and $5,448, respectively)	—	159,552
Exercises of stock options	3,067	1,418
Return of capital	(150)	—
Dividends paid to preferred shareholders	(8,250)	(2,062)
Dividends paid to common shareholders	(6,350)	(3,736)
Net cash provided by financing activities	105,306	168,891
Effect of exchange rate changes on cash and cash equivalents	(1,254)	(153)
Net increase (decrease) in cash and cash equivalents	(10,583)	35,446
Cash and cash equivalents, beginning of the period	282,277	132,615
Cash and cash equivalents, end of the period	$271,694	$168,061

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,200	$31,100
Cash paid for interest	15,740	8,469
Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$182,287	$—
Unsettled investment security purchases	23,230	—
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	22,619	—
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	14,768	—
Accrued preferred stock dividends	4,125	4,744
Accrued common stock dividends	3,178	1,875

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

The unaudited condensed consolidated balance sheet as of June 30, 2016 and the audited condensed consolidated balance sheet as of December 31, 2015, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or "Exchanges"). The unaudited condensed financial statements for the six months ended June 30, 2016 excludes the accounts and operations of the Reciprocal Exchanges, from January 1, 2016 to March 31, 2016, as these entities did not meet the criteria for consolidation under FASB ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," during that period but met the criteria on March 31, 2016. As discussed in Note 2, “Recent Accounting Pronouncements,” ASU 2015-02 was adopted using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. As a result, periods prior to the adoption were not impacted by the deconsolidation of the Reciprocal Exchanges.

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

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance, or potential significance, to the Company.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" to address concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 amends certain areas in the consolidation analysis including: (i) the effect of related parties on the primary beneficiary determination; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; and (iv) certain investment funds. The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 required the Company to evaluate whether its VIEs met the amended criteria for consolidation at the earliest date of involvement unless certain reconsideration events existed. The Reciprocal Exchanges were evaluated based on the facts and circumstances that existed in September 2014 when the Company acquired the managing entities for the Reciprocal Exchanges. As a result of the evaluation, the Company was not required to consolidate the Reciprocal Exchanges as of January 1, 2016 (the Reciprocal Exchanges had previously been included in the Company’s consolidated results). The Company adopted ASU 2015-02 using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. The total NGHC stockholders’ equity was not affected by this change. On March 31, 2016, the Company purchased the surplus notes representing the obligation of the Reciprocal Exchanges from a related party for consideration of $88,900 (see Note 3, "Reciprocal Exchanges" for additional information). The Company has significant economic interest in the Reciprocal Exchanges due to its ownership of the surplus notes. In addition, the Company, through its wholly-owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds the surplus notes, would absorb

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Therefore, the Company was required to consolidate the Reciprocal Exchanges at March 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 affect all entities that hold financial assets or owe financial liabilities and make targeted improvements to existing GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requiring an entity to present separately in other comprehensive income ("OCI") the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of the following provisions in ASU 2016-01 is permitted as of the beginning of the fiscal year

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of adoption: (i) the "own credit" provision, in which an organization should present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (ii) the provision that exempts entities that are not public business entities from the requirement to apply the fair value of financial instruments disclosure guidance. Except for the early application guidance discussed above, early adoption of the amendments in ASU 2016-01 is not permitted. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company currently records equity securities, available-for-sale, at fair value. As of June 30, 2016 and December 31, 2015, the Company had $10,587 and $3,909 net unrealized losses, net of tax, recognized as a component of accumulated other comprehensive income (loss).

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

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations", which improves the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying that: 1) an entity determines whether it is a principal or an agent for each specific good or service promised to the customer; 2) an entity determines the nature of each specific good or service; 3) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf, or (c) a good or service from the other party that it combines with other goods or services to provide the specific good or service to the customer; and 4) the purpose of the indicators in paragraph 606-10-55-39 in Topic 606 is to support or assist in the assessment of control. The effective date and transition requirement for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

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

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing", which sought to address certain issues identified in the guidance on identifying performance obligation and licensing by reducing the potential for diversity in practice at initial application and the cost and complexity of applying the guidance in Topic 606 both at transition and on an ongoing basis as noted: 1) identifying performance obligations (a) when identifying performance obligations, whether it is necessary to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract; (b) determining whether promised goods and services are separately identifiable (that is, distinct within the context of the contract); (c) determining whether shipping and handling activities are a promised service in a contract or are activities to fulfill an entity’s other promises in the contract; (2) licensing; (a) determining whether the nature of an entity’s promise in granting a license is to provide a right to access the entity’s intellectual property, which is satisfied over time and for which revenue is recognized over time, or to provide a right to use the entity’s intellectual property, which is satisfied at a point in time and for which revenue is recognized at a point in time; (b) the scope and applicability of the guidance about when to recognize revenue for sales-based or usage-based royalties promised in exchange for a license of intellectual property; (c) distinguishing contractual provisions that require an entity to transfer additional licenses (that is, rights to use or access intellectual property) to a customer from contractual provisions that define the attributes of a promised license (for example, restrictions of time, geographical region, or use). The effective date and transition requirement for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which sought to address certain issues identified in the guidance by reducing the potential for diversity in practice at initial application and the cost and complexity of applying the guidance in Topic 606 both at transition and on an ongoing basis as noted: 1) assessing the collectibility criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for Step 1 (applying paragraph 606-10-25-7), the amendments in ASU 2016-12 clarify the objective of the collectibility criterion in Step 1. The objective of this assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments in ASU 2016-12 also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable; 2) presentation of sales taxes and other similar taxes collected from customers, the amendments in ASU 2016-12 permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; 3) noncash consideration, the amendments in ASU 2016-12 specify that the measurement date for noncash consideration is contract inception and clarify that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration; 4) contract modifications at transition, the amendments in ASU 2016-12 provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with the guidance in Topic 606 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; 5) completed contracts at transition, the amendments in ASU 2016-12 clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy generally accepted accounting principles (GAAP) before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts; 6) technical

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

correction, the amendments in ASU 2016-12 clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirement for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments require, a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU 2016-13. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. The Financial Accounting Standards Board determined that financial assets for which the guidance in Subtopic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, has previously been applied should prospectively apply the guidance in ASU 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows. The Company

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

Effective March 31, 2016, a subsidiary of the Company, purchased from subsidiaries of ACP Re Ltd. ("ACP Re"), a related party, the surplus notes that were issued by the Reciprocal Exchanges when they were originally capitalized. The purchase price of $88,900 was based on an independent third party valuation of the fair market value of the surplus notes. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.

Under ASU 2015-02, as a result of the Company's purchase of the surplus notes effective March 31, 2016, the Company determined that it holds a variable interest in each of the Reciprocal Exchanges. The Company would absorb more than an insignificant amount of the Reciprocal Exchanges expected losses or residual returns through its ownership of the surplus notes. In addition, the Company, through its wholly-owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. Each of the Reciprocal Exchanges qualifies as a Variable Interest Entity ("VIE") because they do not have sufficient equity to finance their operations without the surplus notes. The policyholders of the Reciprocal Exchanges lack the ability to direct the activities of the Reciprocal Exchanges that have a significant impact on the Reciprocal Exchanges' economic performance. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds surplus notes, would absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Accordingly, the Company consolidates these Reciprocal Exchanges as of March 31, 2016 and for the periods thereafter, and eliminates all intercompany balances and transactions with the Company.

Prior to the adoption of ASU 2015-02 on January 1, 2016, the Company consolidated the Reciprocal Exchanges under the previous guidance. Upon adoption of ASU 2015-02, on January 1, 2016, and before the purchase of the surplus notes, the Company did not meet the requirements for consolidation as it did not hold a variable interest in the Reciprocal Exchanges. Therefore, the operations of the Reciprocal Exchanges for the period from January 1, 2016 to March 31, 2016 are not included in the Company's condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the opening balance sheet of the Reciprocal Exchanges as of March 31, 2016:

March 2016
Assets:
Cash and investments	$258,274
Accrued investment income	2,658
Premiums and other receivables, net	52,922
Reinsurance recoverable on unpaid losses	43,401
Prepaid reinsurance premiums	59,706
Income tax receivable	300
Due from affiliate	11,703
Premises and equipment, net	2,386
Intangible assets, net	32,638
Prepaid and other assets	187
Total assets	$464,175

Liabilities:
Unpaid loss and loss adjustment expense reserves	$137,093
Unearned premiums	143,194
Reinsurance payable	11,982
Accounts payable and accrued expenses	6,972
Deferred tax liability	23,716
Debt	88,900
Other liabilities	37,550
Total liabilities	449,407
Stockholders’ equity:
Non-controlling interest	14,768
Total stockholders’ equity	14,768
Total liabilities and stockholders' equity	$464,175

The consolidation of the Reciprocal Exchanges at March 31, 2016 is treated as a business combination with the assets, liabilities and non-controlling interest recognized at fair value at the date of consolidation. The Company has no ownership in the Reciprocal Exchanges. Therefore, the difference between the fair value of the assets and liabilities acquired represents the fair value of non-controlling interest acquired.

For the three and six months ended June 30, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $54,521, $45,297 and $9,224, respectively. For the three months ended June 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $34,754, $36,975 and $(2,221), respectively. For the six months ended June 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $84,204, $86,289 and $(2,085), respectively.

For the three months ended June 30, 2016 and 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amounts of $10,807 and $10,732, respectively. For the six months ended June 30, 2016 and 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amounts of $20,397 and $19,310, respectively. Such amounts are eliminated in the Company's consolidated earnings, except for $9,590 of service and fee income included in the six months ended June 30, 2016, for the period in which the Company and the Reciprocal Exchanges did not meet requirements for consolidation.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$110,752	$7,153	$(23,156)	$94,749
Preferred stock	16,035	296	(580)	15,751
Fixed maturities:
U.S. Treasury	27,174	1,851	—	29,025
States and political subdivision bonds	399,438	14,414	(192)	413,660
Foreign government	59,644	1,283	(340)	60,587
Corporate bonds	1,533,488	93,788	(17,588)	1,609,688
Residential mortgage-backed securities	336,498	13,594	(60)	350,032
Commercial mortgage-backed securities	106,290	3,281	(1,053)	108,518
Structured securities	246,396	1,675	(6,103)	241,968
Total	$2,835,715	$137,335	$(49,072)	$2,923,978
Less: Securities pledged	132,300	5,148	—	137,448
Total net of Securities pledged	$2,703,415	$132,187	$(49,072)	$2,786,530
NGHC	$2,558,242	$123,177	$(48,010)	$2,633,409
Reciprocal Exchanges	277,473	14,158	(1,062)	290,569
Total	$2,835,715	$137,335	$(49,072)	$2,923,978

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities:
Common stock	$53,356	$569	$(6,960)	$46,965
Preferred stock	11,448	377	—	11,825
Fixed maturities:
U.S. Treasury	19,348	1,052	(48)	20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of Securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of June 30, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,213	$25,338	$—	$—	$25,213	$25,338
Due after one year through five years	323,244	344,450	34,416	36,626	357,660	381,076
Due after five years through ten years	1,250,796	1,303,856	181,099	190,721	1,431,895	1,494,577
Due after ten years	414,001	415,519	37,371	38,418	451,372	453,937
Mortgage-backed securities	418,201	433,746	24,587	24,804	442,788	458,550
Total	$2,431,455	$2,522,909	$277,473	$290,569	$2,708,928	$2,813,478

(b) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest
Cash and short-term investments	$2,173	$4	$2,857	$9
Equity securities	58	122	391	197
Fixed maturities	23,879	15,916	43,618	30,922
Investment income	26,110	16,042	46,866	31,128
Investment expense	(1,046)	(59)	(2,684)	(1,271)
Repurchase agreements interest expense	(176)	(33)	(320)	(103)
Other income (1)	2,640	2,385	5,336	4,729
Net Investment Income	$27,528	$18,335	$49,198	$34,483
NGHC	$25,280	$16,154	$46,950	$30,263
Reciprocal Exchanges	2,248	2,181	2,248	4,220
Net Investment Income	$27,528	$18,335	$49,198	$34,483

(1) Includes interest income of $2,187 and $2,211 for the three months ended June 30, 2016 and 2015, respectively, and $4,375 and $4,399 for the six months ended June 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement (see Note 14, "Related Party Transactions" for additional information).

(c) Realized Gains and Losses

Proceeds from sales of equity securities and fixed maturities during the six months ended June 30, 2016 and 2015 were $188,397 and $114,496, respectively. For the three and six months ended June 30, 2016, the Company did not recognize any other-than-temporary impairment ("OTTI") loss. For the three and six months ended June 30, 2015, the Company recognized an OTTI loss of $1,467 and $2,483, respectively, on investments, based on the Company's qualitative and quantitative review.

The tables below indicate the gross realized gains and losses (including any OTTI) for the three and six months ended June 30, 2016 and 2015.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$262	$(291)	$(29)
Fixed maturities	5,653	(1,242)	4,411
Total gross realized gains and losses	$5,915	$(1,533)	$4,382
NGHC	$5,745	$(1,504)	$4,241
Reciprocal Exchanges	170	(29)	141
Total gross realized gains and losses	$5,915	$(1,533)	$4,382

Three Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$5	$—	$5
Fixed maturities	2,466	(615)	1,851
OTTI	—	(1,467)	(1,467)
Total gross realized gains and losses	$2,471	$(2,082)	$389
NGHC	$2,415	$(1,480)	$935
Reciprocal Exchanges	56	(602)	(546)
Total gross realized gains and losses	$2,471	$(2,082)	$389

Six Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$704	$(293)	$411
Fixed maturities	9,852	(2,264)	7,588
Total gross realized gains and losses	$10,556	$(2,557)	$7,999
NGHC	$10,386	$(2,528)	$7,858
Reciprocal Exchanges	170	(29)	141
Total gross realized gains and losses	$10,556	$(2,557)	$7,999

Six Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Equity securities	$5	$—	$5
Fixed maturities	5,090	(1,036)	4,054
OTTI	—	(2,483)	(2,483)
Total gross realized gains and losses	$5,095	$(3,519)	$1,576
NGHC	$4,188	$(2,759)	$1,429
Reciprocal Exchanges	907	(760)	147
Total gross realized gains and losses	$5,095	$(3,519)	$1,576

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Unrealized Gains and Losses

Unrealized gains (losses) on investments as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Net unrealized loss on common stock	$(16,003)	$(6,391)
Net unrealized gain on preferred stock	(284)	377
Net unrealized gain (loss) on fixed maturities	104,550	(23,066)
Net unrealized loss on other	—	(20)
Deferred income tax	(30,893)	10,185
Net unrealized gain (loss), net of deferred income tax	$57,370	$(18,915)
NGHC	$48,859	$(15,634)
Reciprocal Exchanges	8,511	(3,281)
Net unrealized gain (loss), net of deferred income tax	57,370	(18,915)
Non-controlling interest	(8,511)	3,281
NGHC net unrealized gain (loss), net of deferred income tax	$48,859	$(15,634)

Six months ended June 30, 2016 and 2015:	June 30, 2016	June 30, 2015
NGHC net unrealized gain (loss), net of deferred income tax	$64,493	$(8,591)
Non-controlling interest net unrealized gain (loss), net of deferred income tax	$6,537	$(3,138)

(e) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on equity securities and fixed maturities by length of time the security has continuously been in an unrealized loss position as of June 30, 2016 and December 31, 2015:

	Less Than 12 Months			12 Months or More			Total
June 30, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$45,129	$(23,136)	65	$154	$(20)	3	$45,283	$(23,156)
Preferred stock	7,957	(580)	4	—	—	—	7,957	(580)
States and political subdivision bonds	4,254	(10)	11	5,763	(182)	11	10,017	(192)
Foreign government	1,913	(340)	1	—	—	—	1,913	(340)
Corporate bonds	129,782	(6,751)	79	60,155	(10,837)	29	189,937	(17,588)
Residential mortgage-backed securities	1,162	(10)	3	1,209	(50)	3	2,371	(60)
Commercial mortgage-backed securities	20,834	(305)	7	28,114	(748)	12	48,948	(1,053)
Structured securities	99,167	(3,854)	47	43,237	(2,249)	21	142,404	(6,103)
Total	$310,198	$(34,986)	217	$138,632	$(14,086)	79	$448,830	$(49,072)
NGHC	$291,501	$(34,368)	207	$127,478	$(13,642)	65	$418,979	$(48,010)
Reciprocal Exchanges	18,697	(618)	10	11,154	(444)	14	29,851	(1,062)
Total	$310,198	$(34,986)	217	$138,632	$(14,086)	79	$448,830	$(49,072)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Common stock	$39,490	$(6,932)	5	$130	$(28)	2	$39,620	$(6,960)
U.S. Treasury	7,141	(48)	5	—	—	—	7,141	(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

There were 296 and 444 securities at June 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be an OTTI. At June 30, 2016, the Company determined that the unrealized losses on fixed maturities were primarily due to market interest rate and credit quality movements since their date of purchase. At June 30, 2016, the Company determined that the unrealized losses on common stock were primarily due to continued weakness in the equities market for the communications, energy, industrial and transportation sectors during the second quarter of 2016, and to a lesser extent the expansion of the Company's investment portfolio to include Century-National. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of June 30, 2016 and December 31, 2015, of the $14,086 and $10,355, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $8,244 and $8,466, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company's fixed maturities, securities pledged and preferred securities as of June 30, 2016 and December 31, 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
June 30, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$21,241	$23,014	1.0%	$5,933	$6,011	2.1%
AAA	428,111	444,619	17.5%	21,114	21,362	7.4%
AA, AA+, AA-	460,813	475,871	18.7%	26,936	28,862	9.9%
A, A+, A-	611,384	637,830	25.1%	92,339	97,848	33.7%
BBB, BBB+, BBB-	729,736	748,770	29.5%	116,480	121,092	41.7%
BB+ and lower	196,205	208,556	8.2%	14,671	15,394	5.2%
Total	$2,447,490	$2,538,660	100.0%	$277,473	$290,569	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of the Company's corporate bond holdings and industry concentrations as of June 30, 2016 and December 31, 2015.

June 30, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial institutions	1.0%	2.7%	17.7%	12.8%	0.7%	$563,234	34.9%
Industrials	0.2%	3.2%	14.8%	31.8%	9.0%	949,006	59.0%
Utilities/Other	0.9%	—%	1.3%	3.6%	0.3%	97,448	6.1%
Total	2.1%	5.9%	33.8%	48.2%	10.0%	$1,609,688	100.0%
NGHC	2.1%	5.3%	28.3%	40.6%	9.2%	$1,376,376	85.5%
Reciprocal Exchanges	—%	0.6%	5.5%	7.6%	0.8%	233,312	14.5%
Total	2.1%	5.9%	33.8%	48.2%	10.0%	$1,609,688	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

(g) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of the Company's restricted assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Restricted cash	$10,899	$13,776
Restricted investments - fixed maturities, at fair value	42,476	40,174
Total	$53,375	$53,950

(h) Other Investments

The table below summarizes the composition of other investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Limited partnerships, equity method	$37,996	$5,691
Investments at cost or amortized cost	21,364	7,340
Total	$59,360	$13,031

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

As of June 30, 2016 and December 31, 2015, the Company had no collateralized lending transaction principal outstanding.

As of June 30, 2016 and December 31, 2015, the Company had collateralized borrowing transaction principal outstanding of $119,472 and $52,484, respectively, at interest rates of 0.70% and 0.80%, respectively. Interest expense associated with these repurchase borrowing agreements for the three and six months ended June 30, 2016 was $176 and $320, respectively, and for the three and six months ended June 30, 2015 was $33 and $103, respectively. The Company had $137,448 and $55,394 of collateral pledged in support for these agreements as of June 30, 2016 and December 31, 2015, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The table below summarizes the remaining contractual maturity of the Company's repurchase agreements as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$119,472	$—	$—	$119,472
Total Securities sold under agreements to repurchase, at contract value	$—	$119,472	$—	$—	$119,472

	December 31, 2015
	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
Repurchase agreements:
Residential mortgage-backed securities	$—	$52,484	$—	$—	$52,484
Total Securities sold under agreements to repurchase, at contract value	$—	$52,484	$—	$—	$52,484

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2016.

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

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. (See Note 9, "Debt" for additional information).

The Company's 7.625% Notes are publicly traded and classified as Level 1 in the fair value hierarchy. The Company's 6.75% Notes are not publicly traded and their fair value as of June 30, 2016 was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The fair value of the Company’s 6.75% Notes as of

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015 was determined using the direct transaction method of the Market Approach. The Company executed an arm’s length private market transaction in the 6.75% Notes in the fourth quarter of 2015 which provided reasonably supportable indication of fair value for the 6.75% Notes as of December 31, 2015. Non-direct market-based metrics and the magnitude and timing of contractual interest and principal payments were analyzed to support the indication of fair value provided by the direct transaction method of the Market Approach as of December 31, 2015. As of June 30, 2016 and December 31, 2015, the fair value of the Company's Imperial Surplus Notes, which are not publicly traded were valued using the Black-Derman-Toy interest rate lattice model. As of June 30, 2016, the fair value of the Credit Agreement was determined using the discounted cash flow method. As of June 30, 2016, the fair value of the Century-National Promissory Note was determined using the direct transaction method of the Market Approach. The Century-National Promissory Note is not a publicly traded instrument. The Company executed an arm’s length private market transaction on June 1, 2016 which provided reasonably supportable indication of fair value for the Century-National Promissory Note as of June 30, 2016 given the proximity to the valuation date. Non-direct market-based metrics and the magnitude and timing of contractual interest and principal payments were analyzed to support the indication of fair value provided by the direct transaction method of the Market Approach as of June 30, 2016.

The Company's 6.75% Notes, Imperial Surplus Notes, Credit Agreement, Century-National Promissory Note and Reciprocal Exchanges' Surplus Notes are classified as Level 3 in the fair value hierarchy. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At June 30, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. (See Note 14, "Related Party Transactions" for additional information).

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	June 30, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,627	$101,200	$96,583	$98,240
6.75% Notes	344,801	377,219	344,478	350,000
Credit Agreement	50,000	52,296	—	—
Imperial Surplus Notes	5,000	4,987	5,000	4,979
Century-National Promissory Note	182,287	182,287	—	—
Reciprocal Exchanges' Surplus Notes	—	—	45,476	50,300
Total	$678,715	$717,989	$491,537	$503,519

Contingent payments - represents the fair value of the contingent payments based on discounted cash flows under the Personal Lines Master Agreement (see Note 14, "Related Party Transactions" for additional information), and the ARS (see Note 7, "Acquisitions" for additional information) and HST contingent payments, and are classified as Level 3 in the fair value hierarchy.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

June 30, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$94,749	$—	$—	$94,749
Preferred stock	—	15,751	—	15,751
Fixed maturities:
U.S. Treasury	29,025	—	—	29,025
States and political subdivision bonds	—	413,660	—	413,660
Foreign government	—	60,587	—	60,587
Corporate bonds	—	1,609,688	—	1,609,688
Residential mortgage-backed securities	—	350,032	—	350,032
Commercial mortgage-backed securities	—	108,518	—	108,518
Structured securities	—	241,968	—	241,968
Short-term investments	—	52,708	—	52,708
Total assets	$123,774	$2,852,912	$—	$2,976,686
NGHC	$117,762	$2,568,355	$—	$2,686,117
Reciprocal Exchanges	6,012	284,557	—	290,569
Total assets	$123,774	$2,852,912	$—	$2,976,686

Liabilities
Contingent payments	$—	$—	$8,086	$8,086
Total liabilities	$—	$—	$8,086	$8,086
NGHC	$—	$—	$8,086	$8,086
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$8,086	$8,086

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Common stock	$46,965	$—	$—	$46,965
Preferred stock	—	11,825	—	11,825
Fixed maturities:
U.S. Treasury	20,352	—	—	20,352
Federal agencies	1,952	—	—	1,952
States and political subdivision bonds	—	196,924	—	196,924
Foreign government	—	31,062	—	31,062
Corporate bonds	—	1,349,658	—	1,349,658
Residential mortgage-backed securities	—	424,569	—	424,569
Commercial mortgage-backed securities	—	132,205	—	132,205
Structured securities	—	200,692	—	200,692
Short-term investments	—	3,527	—	3,527
Total assets	$69,269	$2,350,462	$—	$2,419,731
NGHC	$61,413	$2,115,776	$—	$2,177,189
Reciprocal Exchanges	7,856	234,686	—	242,542
Total assets	$69,269	$2,350,462	$—	$2,419,731

Liabilities
Contingent payments	$—	$—	$24,652	$24,652
Total liabilities	$—	$—	$24,652	$24,652
NGHC	$—	$—	$24,652	$24,652
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$24,652	$24,652

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Balance as of January 1, 2016	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Contingent payments	$24,652	$(773)	$—	$—	$(15,793)	$—	$8,086
Total liabilities	$24,652	$(773)	$—	$—	$(15,793)	$—	$8,086

	Balance as of January 1, 2015	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Common stock	$34,389	$—	$2,526	$—	$—	$(36,915)	$—
Total assets	$34,389	$—	$2,526	$—	$—	$(36,915)	$—

Contingent payments	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652
Total liabilities	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of June 30, 2016 and December 31, 2015, the fair value measurement for the Company's Level 3 ACP Re Contingent Payments of $3,159 and $16,071, respectively, were valued based on discounted cash flows. As of June 30, 2016 and December 31, 2015, the fair value measurement for the Company's Level 3 ARS Contingent Payments of $2,677 and $4,081, respectively, and and HST Contingent Payments of $2,250 and $4,500, respectively, were valued based on estimated earnings and projected payouts.

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the three and six months ended June 30, 2016. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2015, the Company transferred $36,915 out of Level 3 and into Level 1 due to the public offering of a previously privately-placed common stock investment. The Company's policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

Other than Goodwill, the Company does not measure any assets or liabilities at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 8, "Goodwill and Intangible Assets, Net" for additional information on how the Company tested goodwill for impairment.

The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued investment income and accounts payable and accrued expenses approximates fair value given the short-term nature of such items and are classified as Level 1 in the fair value hierarchy. The carrying value of the Company’s securities sold under agreements to repurchase approximates fair value given the short-term nature of the agreements and are classified as Level 2 in the fair value hierarchy.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables present the investment activity in the LSC Entities.

	Six Months Ended June 30,
	2016	2015
Balance at beginning of the period	$153,661	$146,089
Distributions	—	(1,923)
Contributions	5,500	565
Equity in earnings of unconsolidated subsidiaries	10,532	6,511
Change in equity method investments	16,032	5,153
Balance at end of the period	$169,693	$151,242

The following tables summarize total assets, total liabilities and members' equity as of June 30, 2016 and December 31, 2015 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the three and six months ended June 30, 2016 and 2015.

Condensed balance sheet data	June 30, 2016	December 31, 2015
Investments in life settlement contracts, at fair value	$304,434	$264,001
Total assets	362,691	334,026
Total liabilities	23,305	26,704
Members' equity	339,386	307,322
NGHC's 50% ownership interest	$169,693	$153,661

	Three Months Ended June 30,
Condensed results of operations	2016	2015
Revenue, net of commission	$13,291	$4,063
Total expenses	1,883	1,277
Net income	$11,408	$2,786
NGHC's 50% ownership interest	$5,704	$1,393

	Six Months Ended June 30,
Condensed results of operations	2016	2015
Revenue, net of commission	$24,650	$16,141
Total expenses	3,586	3,119
Net income	$21,064	$13,022
NGHC's 50% ownership interest	$10,532	$6,511

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2016 and December 31, 2015 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	June 30, 2016	December 31, 2015
Average age of insured	82.5 years	82.0 years
Average life expectancy, months(1)	108	114
Average face amount per policy	$6,365	$6,564
Effective discount rate(2)	12.8%	13.7%

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

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2016 and December 31, 2015:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2016	$(38,254)	$45,092
December 31, 2015	$(37,697)	$40,997

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2016	$(26,601)	$29,514
December 31, 2015	$(26,558)	$29,644
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of June 30, 2016. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2016	$64,353
2017	42,020
2018	43,105
2019	41,350
2020	37,788
Thereafter	443,511
Total	$672,127

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC, which as of June 30, 2016, was approximately 156,176 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $683 and $1,366 in rent for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, the Company paid 800 Superior, LLC $664 and $1,328, respectively.

The Company’s equity interest in 800 Superior, LLC as of June 30, 2016 and December 31, 2015 was $1,612 and $1,720, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(78) and $(108), respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $32 and $(159), respectively. (See Note 14, "Related Party Transactions" for additional information).

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of June 30, 2016 and December 31, 2015 was $4,167 and $4,139, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $10 and $28, respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $5 and $37, respectively.

In February 2015, the Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Leah Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting. The Company's total exposure to loss is limited to its equity investment.

The Company’s equity interest in North Dearborn as of June 30, 2016 and December 31, 2015 was $11,604 and $9,862, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from North Dearborn of $(57) and $617, respectively, and made contributions of $0 and $1,125, respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $223 and $223, respectively. (See Note 14, "Related Party Transactions" for additional information).

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. Additionally, in March 2016, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC for approximately 81,822 square feet. The lease period is for 12 years and the Company paid 4455 LBJ Freeway, LLC $413 and $543 in rent for the three and six months ended June 30, 2016, respectively.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of June 30, 2016 and December 31, 2015 was $654 and $10,559, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $402 and $253, respectively, and received distributions of $10,158 and $10,158, respectively. (See Note 14, "Related Party Transactions" for additional information).

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

The Company’s equity interest in Illinois Center as of June 30, 2016 and December 31, 2015 was $57,908 and $55,007, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $1,561 and $2,901. (See Note 14, "Related Party Transactions" for additional information).

7. Acquisitions

Century-National

On June 1, 2016, the Company closed the acquisition of all of the issued and outstanding shares of capital stock of Century-National Insurance Company ("Century-National"), a California domiciled property and casualty insurance company, and Western General Agency, Inc. ("Western General"), a California corporation from Kramer-Wilson Company, Inc. The purchase price for the transaction was approximately $326,087, subject to an adjustment based on the final closing balance sheet. The purchase price equates to a $50,000 premium to tangible book value, and includes an upfront cash payment of approximately $143,800 with the remaining balance of $182,287 in the form of a promissory note, payable over a period of two years. (See Note 9, "Debt - Century-National Promissory Note" for additional information).

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 2016
Assets
Cash and invested assets	$424,137
Accrued interest	3,531
Premium receivable	69,321
Reinsurance recoverable	12,904
Premises and equipment	5,216
Intangible assets	26,875
Deferred tax asset	4,185
Other assets	7,414
Total Assets	553,583
Liabilities
Unpaid loss and loss adjustment expense reserves	135,065
Accounts payable and accrued expenses	32,467
Unearned premiums	100,885
Reinsurance payable	6,873
Advance premiums	4,974
Total Liabilities	280,264
Net assets purchased	273,319
Purchase price	326,087
Goodwill recorded	$52,768

The goodwill and intangible assets related to the acquisition of Century-National and Western General were assigned to the Property and Casualty segment. Goodwill of $52,768 is deductible for tax purposes. Intangible assets acquired in the acquisition of Century-National consisted of State licenses of $7,875 with an indefinite life and Value in policies in force of $19,000 with a weighted average amortization life of one year.

As a result of the acquisition of Century-National and Western General, the Company recorded $19,984 of gross premium written and $2,243 of service and fee income for the three and six months ended June 30, 2016.

LPI Business

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets
Cash and invested assets	$293,182
Premium receivable	102,061
Premises and equipment	1,540
Intangible assets	61,645
Other assets	1,013
Total Assets	459,441
Liabilities
Unpaid loss and loss adjustment expense reserves	102,913
Accounts payable and accrued expenses	67,949
Unearned premiums	245,827
Total Liabilities	416,689
Net assets purchased	42,752
Purchase price	95,726
Goodwill recorded	$52,974

The goodwill and intangible assets related to the acquisition of the LPI Business were assigned to the Property and Casualty segment. Goodwill of $52,974 is deductible for tax purposes. Intangible assets acquired in the acquisition of the LPI Business consisted of Agent/Customer relationships of $50,000, Proprietary technology of $10,000 and Other of $1,645, with weighted average amortization lives of 15, 10 and 7 years, respectively.

The increase in goodwill of $33,248 from December 31, 2015 to June 30, 2016 was related to the increase in the provisional amounts recorded for Cash and invested assets and Accounts payable and accrued expenses, and the decrease in Premium receivable, Premises and equipment, and Other assets, since the initial accounting was in the process of being completed. As of June 30, 2016 the Company believes it has substantially completed the opening balance sheet for the acquisition with the exception of potential tax elections that could impact our tax basis in assets acquired.

As a result of the acquisition of the LPI Business, the Company recorded $108,190 and $220,187 of gross premium written and $8,924 and $17,167 of service and fee income for the three and six months ended June 30, 2016, respectively.

Assurant Health

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets
Cash and invested assets	$43,448
Premium receivable	16,440
Intangible assets	10,493
Total Assets	70,381
Liabilities
Unpaid loss and loss adjustment expense reserves	74,671
Accounts payable and accrued expenses	281
Unearned premiums	2,505
Deferred tax liability	3,887
Other liabilities	678
Total Liabilities	82,022
Net assets purchased	(11,641)
Purchase price	14,000
Goodwill recorded	$25,641

The goodwill and intangible assets related to the acquisition of the business lines and assets from Assurant Health were assigned to the Accident and Health segment. Goodwill of $7,288 is deductible for tax purposes.

The increase in goodwill of $10,532 from December 31, 2015 to June 30, 2016 was related to the decrease in the provisional amounts recorded for Premium receivable and an increase in Unpaid loss and loss adjustment expense reserves, since the initial accounting was in the process of being completed. As of June 30, 2016 the Company believes it has substantially completed the opening balance sheet for the acquisition with the exception of tax allocations to be mutually agreed upon with the seller that could impact our tax basis in assets acquired.

As a result of the acquisition of Assurant Health, the Company recorded $47,288 and $98,163 of gross premium written and $14,885 and $30,025 of service and fee income for the three and six months ended June 30, 2016, respectively.

Assigned Risk Solutions

On April 1, 2015, the Company closed on the acquisition of Assigned Risk Solutions Ltd. ("ARS"), a New Jersey based managing general agency that services assigned risk, personal auto, and commercial lines of business, for a purchase price of approximately $48,000 in cash and potential future earnout payments ("ARS Contingent Payments"). The fair value of the ARS Contingent Payments was $2,677 and $4,081 as of June 30, 2016 and December 31, 2015, respectively. Goodwill recorded on the acquisition of ARS was $14,600. No goodwill is expected to be deductible for tax purposes.

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

The composition of goodwill and intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

June 30, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$900	$45	$855	5 years
Loss reserve discount	12,694	11,593	1,101	7 years
Agent/Customer relationships	148,462	25,013	123,449	11 - 17 years
Affinity partners	800	472	328	11 years
Renewal rights	26,100	9,332	16,768	7 years
Value in policies in force	47,638	8,743	38,895	1 year
Property technology	11,800	1,136	10,664	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	73,040	—	73,040	indefinite life
Goodwill	208,971	—	208,971	indefinite life
Total	$649,005	$56,334	$592,671
NGHC	$616,367	$49,129	$567,238
Reciprocal Exchanges	32,638	7,205	25,433
Total	$649,005	$56,334	$592,671

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,744	$1,456	5 years
Loss reserve discount	15,089	12,779	2,310	7 years
Agent/Customer relationships	148,419	18,562	129,857	11 - 17 years
Affinity partners	800	436	364	11 years
Renewal rights	26,100	6,375	19,725	7 years
Proprietary technology	11,800	379	11,421	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	65,165	—	65,165	indefinite life
Goodwill	112,414	—	112,414	indefinite life
Total	$506,587	$45,275	$461,312
NGHC	$501,187	$44,700	$456,487
Reciprocal Exchanges	5,400	575	4,825
Total	$506,587	$45,275	$461,312

The increase in intangible assets before accumulated amortization of $45,861 from December 31, 2015 to June 30, 2016 was related to the Company's Reciprocal Exchanges consolidation and the Century-National acquisition. The increase in goodwill of $96,557 from December 31, 2015 to June 30, 2016 was related to the Company's Century-National acquisition and the adjustments to provisional amounts recorded to the LPI Business and Assurant Health acquisitions. (See Note 7, "Acquisitions" for additional information).

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Included in the Company’s amortization expense for the three and six months ended June 30, 2016 is an impairment charge of $132 and $132, respectively, related to indefinite-lived state license intangible asset. Included in the Company’s amortization expense for the three and six months ended June 30, 2015 is an impairment charge of $367 and $367, respectively, related to certain agent and customer relationships intangible assets. No goodwill impairment was recorded for the three and six months ended June 30, 2016 and 2015.

Finite-lived intangible assets are amortized under the straight-line method, except for loss reserve discount, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships.

For the three and six months ended June 30, 2016, the Company amortized $14,452 and $20,059, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $7,205 and $7,205, respectively. For the three and six months ended June 30, 2015, the Company amortized approximately $4,415 and $9,234, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $1,614 and $3,865, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2016 (remaining six months)	$20,178	$14,407	$34,585
2017	27,885	7,339	35,224
2018	15,618	180	15,798
2019	14,260	180	14,440
2020	13,822	180	14,002
2021	11,866	45	11,911
Thereafter	66,100	—	66,100
Total	$169,729	$22,331	$192,060

9. Debt

7.625% Subordinated Notes due 2055

On August 18, 2015, the Company sold $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three and six months ended June 30, 2016 was $1,901 and $3,781, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00 a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of June 30, 2016.

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

Interest expense on the 6.75% Notes for the three and six months ended June 30, 2016 was $5,890 and $11,715, respectively. Interest expense on the 6.75% Notes for the three and six months ended June 30, 2015 was $4,269 and $8,492, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of June 30, 2016.

Revolving Credit Agreement

On January 25, 2016, the Company entered into a $225,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $25,000 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of June 30, 2016).

On May 31, 2016, the Company borrowed $50,000 under the Credit Agreement, Eurodollar borrowings was elected for interest rate. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.00% as of June 30, 2016 and will reset in November 30, 2016. Interest expense on the Credit Agreement for the three and six months ended June 30, 2016 was $123 and $123, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of June 30, 2016.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2016 was $59 and $116, respectively. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2015 was $54 and $108, respectively.

Reciprocal Exchanges' Surplus Notes

The Reciprocal Exchanges issued surplus notes ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and six months ended June 30, 2015 was $3,797 and $7,494, respectively, which includes amortization of $2,130 and $4,173, respectively. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At June 30, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. Interest income and interest expense from the purchased date were also eliminated upon consolidation. (See Note 3, "Reciprocal Exchanges" and Note 14, "Related Party Transactions" for additional information).

Century-National Promissory Note

On June 1, 2016, in connection with the closing of the Company's acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note ("Century-National Promissory Note") in the approximate amount of $182,287 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $91,144 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under the Company’s Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the three and six months ended June 30, 2016 was $637 and $637, respectively. (See Note 7, "Acquisitions" for additional information).

Maturities of the Company's debt for the five years subsequent to June 30, 2016 are as follows:

	2016 (remaining six months)	2017	2018	2019	2020	2021	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Credit Agreement	—	—	—	—	50,000	—	—	50,000
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
Century-National Promissory Note	—	91,143	91,144	—	—	—	—	182,287
Total principal amount of debt	$—	$91,143	$91,144	$—	$50,000	$—	$455,000	$687,287
Less: Unamortized debt issuance costs and unamortized discount								(8,572)
Carrying amount of debt								$678,715

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to NGHC	$48,470	$38,527	$105,297	$81,295
Less: Dividends on preferred stock	(4,125)	(4,744)	(8,250)	(5,775)
Net income attributable to common NGHC stockholders	$44,345	$33,783	$97,047	$75,520

Denominator:
Weighted average number of common shares outstanding – basic	105,803,802	93,597,448	105,700,682	93,527,977
Potentially dilutive securities:
Share options	1,923,247	2,234,672	1,854,405	2,128,503
Restricted stock units	470,848	348,917	432,319	348,917
Weighted average number of common shares outstanding – diluted	108,197,897	96,181,037	107,987,406	96,005,397

Basic earnings per share attributable to NGHC common stockholders	$0.42	$0.36	$0.92	$0.81
Diluted earnings per share attributable to NGHC common stockholders	$0.41	$0.35	$0.90	$0.79

As of June 30, 2016 and 2015, 1,666,255 and 2,306,328 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

11. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2016, 1,604,878 shares of Company common stock remained available for grants under the Plans.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s stock option activity for the six months ended June 30, 2016 and 2015 is shown below:

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,809	$9.31	5,110,593	$8.88
Forfeited	(11,448)	7.52	(22,173)	8.55
Exercised	(348,593)	7.54	(271,928)	5.24
Outstanding at end of period	3,763,768	$9.48	4,816,492	$9.09

No options were granted during the six months ended June 30, 2016 and 2015.

The Company had approximately $6,163 and $9,069 of unrecognized compensation cost related to unvested stock options as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, all option grants outstanding had an approximate weighted average remaining life of 6.5 and 6.8 years, respectively. As of June 30, 2016 and December 31, 2015, options exercisable had an approximate weighted average remaining life of 6.3 and 6.7 years, respectively. As of June 30, 2016 and December 31, 2015, there were 2,776,376 and 2,686,762 exercisable shares with a weighted average exercise price of $9.03 and $8.79, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $4,596 and $3,806, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2016 and 2015 was $45,032 and $56,594, respectively. The intrinsic value of stock options that were exercisable as of June 30, 2016 and 2015 was $35,294 and $24,174, respectively.

Cash received from options exercised was $3,067 and $1,418 during the six months ended June 30, 2016 and 2015, respectively.

A summary of the Company's RSU activity for the six months ended June 30, 2016 and 2015 is shown below:

	Six Months Ended June 30,
	2016		2015
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	362,674	$19.16	327,555	$17.44
Granted	188,792	20.11	127,910	18.57
Vested	(29,357)	17.85	(22,740)	15.91
Forfeited	(13,352)	17.84	(83,808)	17.70
Withheld (1)	(19,118)	17.94	—	—
Non-vested at end of period	489,639	$19.69	348,917	$17.89

(1) Represents shares withheld by the Company to satisfy income tax withholding liability and exercise price in connection with RSU vesting.

Compensation expense for all share-based compensation under ASC 718-10-30 was $2,030 and $4,148 for the three and six months ended June 30, 2016, respectively, and $1,176 and $2,264 for the three and six months ended June 30, 2015, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Installment fees	$9,454	$8,307	$17,922	$16,432
Commission revenue	32,978	15,035	56,835	29,277
General agent fees	18,822	19,305	36,783	35,432
Late payment fees	3,599	2,987	6,779	5,933
Group health administrative fees	17,846	3,148	36,706	5,937
Finance and processing fees	1,281	7,330	19,865	16,811
Lender service fees	3,832	—	7,912	—
Other	2,205	1,446	4,159	2,606
Total	$90,017	$57,558	$186,961	$112,428

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

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying condensed consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the deferred tax benefit related to these transactions reduces the consolidated effective tax rate of the Company. As of June 30, 2016 and December 31, 2015, the Company had approximately $15,003 and $45,927, respectively, of unutilized equalization reserves and an associated deferred tax liability of approximately $4,501 and $13,778, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended June 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$55,943	$8,950	$64,893	$46,003	$(3,440)	$42,563
Tax at Federal statutory rate 35%	$19,580	$3,133	$22,713	$16,101	$(1,204)	$14,897
Tax effects resulting from:
Exempt foreign income	(2,151)	—	(2,151)	(1,637)	—	(1,637)
Statutory equalization reserves	(7,450)	—	(7,450)	(2,359)	—	(2,359)
Other, net	4,846	(3,407)	1,439	(2,995)	(15)	(3,010)
Total income tax reported	$14,825	$(274)	$14,551	$9,110	$(1,219)	$7,891
Effective tax rate	26.5%	(3.1)%	22.4%	19.8%	35.4%	18.5%

	Six Months Ended June 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$124,183	$8,950	$133,133	$92,256	$(3,336)	$88,920
Tax at Federal statutory rate 35%	$43,464	$3,133	$46,597	$32,290	$(1,168)	$31,122
Tax effects resulting from:
Exempt foreign income	(4,056)	—	(4,056)	(4,699)	—	(4,699)
Statutory equalization reserves	(9,277)	—	(9,277)	(12,288)	—	(12,288)
Other, net	2,777	(3,407)	(630)	2,226	(83)	2,143
Total income tax reported	$32,908	$(274)	$32,634	$17,529	$(1,251)	$16,278
Effective tax rate	26.5%	(3.1)%	24.5%	19.0%	37.5%	18.3%

The Company’s consolidated effective tax rate increased by 6.2% from 18.3% for the six months ended June 30, 2015 to 24.5% for the six months ended June 30, 2016. This increase was primarily driven by a decrease in the utilization of the Luxembourg statutory equalization reserves.

As permitted by ASC 740, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of June 30, 2016 and December 31, 2015. No interest or penalties have been recorded by the Company for the three and six months ended June 30, 2016 or for the three and six months ended June 30, 2015. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% of the average value of assets under management if the average value of the account for the previous calendar quarter is less than or equal to $1 billion, and 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $1,455 and $1,798 for the three and six months ended June 30, 2016, respectively, while the amounts charged for such expenses were $537 and $1,089 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, there was a payable to AIIM related to these services in the amount of $1,634 and $1,909, respectively.

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

The Company recorded expenses and capitalized costs related to the Master Services Agreement of $11,351 and $21,627 for the three and six months ended June 30, 2016, respectively, while the amounts for such expenses and capitalized costs were $6,840 and $14,902 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, there was a payable related to the services received under this agreement in the amount of $24,134 and $30,122, respectively.

Reinsurance Agreements

On July 1, 2012, a wholly-owned subsidiary of the Company, Integon National Insurance Company ("Integon National"), entered into an agreement with an AmTrust subsidiary, Risk Services, LLC (“RSL”). RSL provides certain consulting and marketing services to promote the Company’s captive insurance program to potential agents. RSL receives 1.5% of all net premiums written generated to the program. The amounts charged for such fees for the three and six months ended June 30, 2016 were $42 and $100, respectively, while the amounts charged for such fees were $37 and $74 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, there was a payable for these services in the amount of $42 and $34, respectively.

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

The amounts related to these reinsurance treaties are as follows:

June 30, 2016	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(5)	$—	$—
AARC	959	218	(733)

December 31, 2015	Recoverable (Payable) on Paid and Unpaid Losses and LAE	Commission Receivable	Premium Receivable (Payable)
Wesco	$(45)	$—	$—
AARC	829	107	(395)

Three Months Ended June 30, 2016	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$—	$(90)	$3
AARC	(732)	204	(353)

Three Months Ended June 30, 2015	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$(81)	$12	$(811)
AARC	(373)	112	(149)

Six Months Ended June 30, 2016	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$—	$(90)	$(23)
AARC	(1,140)	316	(543)

Six Months Ended June 30, 2015	Assumed (Ceded) Earned Premiums	Commission Income (Expense)	Assumed (Ceded) Losses and LAE
Wesco	$71	$211	$(105)
AARC	(721)	210	(365)

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

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

June 30, 2016	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$11,354	$—	$11,059
Maiden Insurance Company	27,383	—	18,433
Technology Insurance Company	8,268	—	7,374
Total	$47,005	$—	$36,866

December 31, 2015	Reinsurance Recoverable on Paid and Unpaid Losses and LAE	Ceded Commission Payable	Ceded Premium Payable
ACP Re	$17,298	$—	$9,025
Maiden Insurance Company	28,830	—	15,041
Technology Insurance Company	11,532	—	6,016
Total	$57,660	$—	$30,082

Three Months Ended June 30, 2016	Ceded Earned Premiums	Ceding Commission Income (Expense)	Ceded Losses and LAE
ACP Re	$—	$(1,430)	$1,361
Maiden Insurance Company	—	(2,383)	2,268
Technology Insurance Company	—	(954)	907
Total	$—	$(4,767)	$4,536

Three Months Ended June 30, 2015	Ceded Earned Premiums	Ceding Commission Income (Expense)	Ceded Losses and LAE
ACP Re	$—	$(107)	$327
Maiden Insurance Company	—	(182)	545
Technology Insurance Company	—	(54)	218
Total	$—	$(343)	$1,090

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2016	Ceded Earned Premiums	Ceding Commission Income (Expense)	Ceded Losses and LAE
ACP Re	$—	$(2,035)	$3,156
Maiden Insurance Company	—	(3,391)	5,260
Technology Insurance Company	—	(1,357)	2,104
Total	$—	$(6,783)	$10,520

Six Months Ended June 30, 2015	Ceded Earned Premiums	Ceding Commission Income (Expense)	Ceded Losses and LAE
ACP Re	$—	$91	$814
Maiden Insurance Company	—	149	1,369
Technology Insurance Company	—	78	529
Total	$—	$318	$2,712

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $10,433 and $24,725, respectively, as of June 30, 2016 and $18,677 and $30,797, respectively, as of December 31, 2015.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries” for additional information).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leases as of June 30, 2016 approximately 156,176 square feet. The Company paid 800 Superior, LLC $683 and $1,366 in rent for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, the Company paid 800 Superior, LLC $664 and $1,328, respectively.

The Company’s equity interest in 800 Superior, LLC as of June 30, 2016 and December 31, 2015 was $1,612 and $1,720, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(78) and $(108), respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $32 and $(159), respectively.

For more information on the 800 Superior, LLC related party transactions, see Note 16, "Related Party Transactions - 800 Superior, LLC" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

East Ninth & Superior, LLC

In September 2012, the Company formed East Ninth & Superior. The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC for which the Company is not a primary beneficiary.

The Company’s equity interest in East Ninth & Superior as of June 30, 2016 and December 31, 2015 was $4,167 and $4,139, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $10 and $28, respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $5 and $37, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

North Dearborn Building Company, L.P.

In February 2015, the Company invested $9,714 in North Dearborn, a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors, an entity controlled by Leah Karfunkel and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting. The Company's total exposure to loss is limited to its equity investment.

The Company’s equity interest in North Dearborn as of June 30, 2016 and December 31, 2015 was $11,604 and $9,862, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from North Dearborn of $(57) and $617, respectively, and made contributions of $0 and $1,125, respectively. For the three and six months ended June 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $223 and $223, respectively.

4455 LBJ Freeway, LLC

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. In March 2016, the Company also entered into a lease agreement with 4455 LBJ Freeway, LLC for a period of 12 years whereby the Company leased approximately 81,822 square feet. The Company paid 4455 LBJ Freeway, LLC $413 and $543 in rent for the three and six months ended June 30, 2016, respectively.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of June 30, 2016 and December 31, 2015 was $654 and $10,559, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $402 and $253, respectively, and received distributions of $10,158 and $10,158, respectively.

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
The Company’s equity interest in Illinois Center as of June 30, 2016 and December 31, 2015 was $57,908 and $55,007, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $1,561 and $2,901.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower Group International, Ltd. ("Tower") by ACP Re, the Company entered into the agreements described below.

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provided for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earnout (the "Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period. As of June 30, 2016 and December 31, 2015, the fair value for the remaining ACP Re Contingent Payments were $3,159 and $16,071, respectively.

PL Reinsurance Agreement and the Personal Lines Cut-Through Quota Share Reinsurance Agreement

Integon National entered into the Personal Lines Quota Share Reinsurance Agreement (the "PL Reinsurance Agreement"), with Tower’s ten statutory insurance companies (collectively, the “Tower Companies”), pursuant to which Integon National reinsures 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon National under the PL Reinsurance Agreement is equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to National General Insurance Marketing, Inc. (“NGIM”), a subsidiary of the Company, pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross premium written (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement. In connection with the execution of the PL Reinsurance Agreement, the Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, by and among the Tower Companies and Integon National (the “Cut-Through Reinsurance Agreement”), was terminated on a run-off basis, with the reinsurance of all policies reinsured under such agreement remaining in effect.

As of June 30, 2016 and December 31, 2015, there was a net receivable due from the Tower Companies of $18,122 and $46,565, respectively. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement, during the three and six months ended June 30, 2016, the Company assumed $3,562 and $9,239, respectively, of premium from the Tower Companies and recorded $616 and $896, respectively, of ceding commission expense, while during the three and six months ended June 30, 2015, the Company assumed $24,435 and $100,480, respectively, of premium from the Tower Companies and recorded $7,902 and $32,717, respectively, of ceding commission expense. Additionally, during the three and six months ended June 30, 2016, the Company earned premium of $17,096 and $40,987, respectively, while during the three and six months ended June 30, 2015, the Company earned premium of $70,929 and $157,572, respectively, under these reinsurance agreements. During the three and six months ended June 30, 2016, the Company incurred losses and loss adjustment expenses of $12,197 and $34,223, respectively, and during the three and six months ended June 30, 2015, the Company incurred losses and loss adjustment expenses of $46,449 and $92,255, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produces and manages all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies is reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies pay NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement are netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. During the three and six months ended June 30, 2016, the Company recorded $354 and $924, respectively, while during the three and six months ended June 30, 2015, the Company recorded $2,444 and $8,027, respectively, of commission income, as a result of the PL MGA Agreement.

PL Administrative Services Agreement

National General Management Corp. ("Management Corp."), a subsidiary of the Company, the Tower Companies and an affiliated company, CastlePoint Reinsurance Company, Ltd (“CP Re”), entered into the Personal Lines LPTA Administrative

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Services Agreement (the "PL Administrative Agreement"), pursuant to which Management Corp. administers the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse Management Corp. for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to Management Corp.'s claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement, the Company was reimbursed $12,388 and $37,541 during the three and six months ended June 30, 2016, respectively, while during the three and six months ended June 30, 2015, the Company was reimbursed $4,836 and $5,768, respectively. As of June 30, 2016 and December 31, 2015, there was a receivable related to the PL Administrative Agreement of $13,368 and $11,795, respectively.

Stop-Loss and Retrocession Agreements

National General Re, Ltd.(“NG Re Ltd.”), a subsidiary of the Company, along with AmTrust International Insurance, Ltd., an affiliate of the Company (“AII”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the "Stop-Loss Agreement") with CP Re. NG Re Ltd. and AII also entered into an Aggregate Stop Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re is obligated to reinsure the full amount of any payments that NG Re Ltd. and AII are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AII provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which, the parties to the Loss Portfolio Transfer Agreement have agreed will be established upon reevaluation as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the fifth anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AII to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII. The Company records this reinsurance transaction under the deposit method of accounting. (See Note 17, "Subsequent Events - ACP Re Credit Agreement" for additional information).

Credit Agreement

On September 15, 2014, NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as Administrative Agent, ACP Re and London Acquisition Company Limited, a wholly-owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AII and NG Re Ltd., as Lenders, pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrowers on the terms and conditions contained within the ACP Re Credit Agreement.

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

The Company recorded interest income of $2,187 and $2,211 for the three months ended June 30, 2016 and 2015, respectively, and $4,375 and $4,399 for the six months ended June 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement.

At June 30, 2016, based on the consolidated financial condition of ACP Re and the continued losses from its subsidiaries' legacy Tower book of business, management of the Company identified the loan for impairment evaluation. Management determined that it was probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the ACP Re Credit Agreement, deeming the loan impaired. While the loan was considered impaired at June 30, 2016 the Company possessed a collateral interest which exceeded the $125,000 outstanding balance. As such, management determined no write down or reserve was needed for the carrying value of the loan. Management will evaluate for impairment and the need to write down or reserve for the loan quarterly. The Company continues to accrue interest on the loan as all contractually required interest payments have been made in accordance with the terms of the ACP Re Credit Agreement. (See Note 17, "Subsequent Events - ACP Re Credit Agreement" for additional information).

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Surplus Notes of the Reciprocal Exchanges

The Reciprocal Exchanges issued the Reciprocal Exchanges' Surplus Notes when they were originally capitalized. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At June 30, 2016, the surplus notes receivable and the surplus notes payable are eliminated upon consolidation. (See Note 9, "Debt" for additional information).

AIBD Health Plan

On September 1, 2012, the Company purchased The Association Benefits Solution companies, a group of companies affiliated with the accident and health insurance industry. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of June 30, 2016 and December 31, 2015, the Company had a receivable of $5,418 and $5,418, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of June 30, 2016 and December 31, 2015, the Company had a receivable to the employer trust in the amount of $2,905 and $2,950, respectively.

15. Segment Information

The Company currently operates two business segments, Property and Casualty and Accident and Health. The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of the Company's investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated to Corporate and Other.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize the results of operations of the Company’s operating segments:

Three Months Ended June 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$747,616	$102,891	$—	$850,507
Ceded premiums	(100,544)	(12,514)	—	(113,058)
Net premium written	647,072	90,377	—	737,449
Change in unearned premium	(36,042)	11,533	—	(24,509)
Net earned premium	611,030	101,910	—	712,940
Ceding commission income	11,345	359	—	11,704
Service and fee income	51,161	38,856	—	90,017
Total underwriting revenue	673,536	141,125	—	814,661
Underwriting expenses:
Loss and loss adjustment expense	393,629	78,729	—	472,358
Acquisition costs and other underwriting expenses	81,778	27,096	—	108,874
General and administrative expenses	161,573	29,547	—	191,120
Total underwriting expenses	636,980	135,372	—	772,352
Underwriting income	36,556	5,753	—	42,309
Net investment income	—	—	27,528	27,528
Net realized gains on investments	—	—	4,382	4,382
Other revenue (expense)	—	—	(387)	(387)
Equity in earnings of unconsolidated subsidiaries	—	—	7,356	7,356
Interest expense	—	—	(8,939)	(8,939)
Provision for income taxes	—	—	(14,551)	(14,551)
Net (income) loss attributable to non-controlling interest	—	—	(9,228)	(9,228)
Net income attributable NGHC	$36,556	$5,753	$6,161	$48,470
NGHC	$27,914	$5,753	$14,803	$48,470
Reciprocal Exchanges	8,642	—	(8,642)	—
Net income attributable NGHC	$36,556	$5,753	$6,161	$48,470

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$541,223	$34,458	$—	$575,681
Ceded premiums	(87,619)	(8,652)	—	(96,271)
Net premium written	453,604	25,806	—	479,410
Change in unearned premium	(21,055)	10,461	—	(10,594)
Net earned premium	432,549	36,267	—	468,816
Ceding commission income	9,699	271	—	9,970
Service and fee income	39,886	17,672	—	57,558
Total underwriting revenue	482,134	54,210	—	536,344
Underwriting expenses:
Loss and loss adjustment expense	260,699	26,130	—	286,829
Acquisition costs and other underwriting expenses	84,883	11,619	—	96,502
General and administrative expenses	105,127	14,031	—	119,158
Total underwriting expenses	450,709	51,780	—	502,489
Underwriting income	31,425	2,430	—	33,855
Net investment income	—	—	18,335	18,335
Net realized gains on investments	—	—	389	389
Other revenue (expenses)	—	—	(1,415)	(1,415)
Equity in earnings of unconsolidated subsidiaries	—	—	1,654	1,654
Interest expense	—	—	(8,601)	(8,601)
Provision for income taxes	—	—	(7,891)	(7,891)
Net (income) loss attributable to non-controlling interest	—	—	2,201	2,201
Net income attributable NGHC	$31,425	$2,430	$4,672	$38,527
NGHC	$32,703	$2,430	$3,394	$38,527
Reciprocal Exchanges	(1,278)	—	1,278	—
Net income attributable NGHC	$31,425	$2,430	$4,672	$38,527

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,408,953	$257,748	$—	$1,666,701
Ceded premiums	(161,107)	(23,558)	—	(184,665)
Net premium written	1,247,846	234,190	—	1,482,036
Change in unearned premium	(82,768)	(31,408)	—	(114,176)
Net earned premium	1,165,078	202,782	—	1,367,860
Ceding commission income	9,081	728	—	9,809
Service and fee income	114,649	72,312	—	186,961
Total underwriting revenue	1,288,808	275,822	—	1,564,630
Underwriting expenses:
Loss and loss adjustment expense	726,288	155,120	—	881,408
Acquisition costs and other underwriting expenses	173,437	48,336	—	221,773
General and administrative expenses	306,267	61,480	—	367,747
Total underwriting expenses	1,205,992	264,936	—	1,470,928
Underwriting income	82,816	10,886	—	93,702
Net investment income	—	—	49,198	49,198
Net realized gains on investments	—	—	7,999	7,999
Other revenue (expense)	—	—	314	314
Equity in earnings of unconsolidated subsidiaries	—	—	14,038	14,038
Interest expense	—	—	(18,080)	(18,080)
Provision for income taxes	—	—	(32,634)	(32,634)
Net (income) loss attributable to non-controlling interest	—	—	(9,240)	(9,240)
Net income attributable NGHC	$82,816	$10,886	$11,595	$105,297
NGHC	$74,174	$10,886	$20,237	$105,297
Reciprocal Exchanges	8,642	—	(8,642)	—
Net income attributable NGHC	$82,816	$10,886	$11,595	$105,297

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,109,321	$109,815	$—	$1,219,136
Ceded premiums	(192,820)	(16,881)	—	(209,701)
Net premium written	916,501	92,934	—	1,009,435
Change in unearned premium	(35,962)	(25,492)	—	(61,454)
Net earned premium	880,539	67,442	—	947,981
Ceding commission income	14,497	553	—	15,050
Service and fee income	77,337	35,091	—	112,428
Total underwriting revenue	972,373	103,086	—	1,075,459
Underwriting expenses:
Loss and loss adjustment expense	547,282	46,233	—	593,515
Acquisition costs and other underwriting expenses	163,476	22,911	—	186,387
General and administrative expenses	196,667	28,178	—	224,845
Total underwriting expenses	907,425	97,322	—	1,004,747
Underwriting income	64,948	5,764	—	70,712
Net investment income	—	—	34,483	34,483
Net realized gains on investments	—	—	1,576	1,576
Other revenue (expense)	—	—	(170)	(170)
Equity in earnings of unconsolidated subsidiaries	—	—	6,612	6,612
Interest expense	—	—	(17,681)	(17,681)
Provision for income taxes	—	—	(16,278)	(16,278)
Net (income) loss attributable to non-controlling interest	—	—	2,041	2,041
Net income attributable NGHC	$64,948	$5,764	$10,583	$81,295
NGHC	$65,157	$5,764	$10,374	$81,295
Reciprocal Exchanges	(209)	—	209	—
Net income attributable NGHC	$64,948	$5,764	$10,583	$81,295

The following tables summarize the financial position of the Company's operating segments as of June 30, 2016 and December 31, 2015:

June 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$773,970	$119,403	$—	$893,373
Deferred acquisition costs	163,398	11,262	—	174,660
Reinsurance recoverable on unpaid losses	845,715	7,844	—	853,559
Prepaid reinsurance premiums	146,405	—	—	146,405
Goodwill and Intangible assets, net	490,654	102,017	—	592,671
Prepaid and other assets	6,276	25,995	6,924	39,195
Corporate and other assets	—	—	3,813,078	3,813,078
Total assets	$2,426,418	$266,521	$3,820,002	$6,512,941

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$684,857	$73,776	$—	$758,633
Deferred acquisition costs	153,767	6,764	—	160,531
Reinsurance recoverable on unpaid losses	832,593	583	—	833,176
Prepaid reinsurance premiums	128,343	—	—	128,343
Goodwill and Intangible assets, net	366,021	95,291	—	461,312
Prepaid and other assets	19,914	17,504	3,766	41,184
Corporate and other assets	—	—	3,180,213	3,180,213
Total assets	$2,185,495	$193,918	$3,183,979	$5,563,392

The following table shows an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$760,289	$77,170	$837,459	$488,930	$76,729	$565,659
Gross premium written - Europe	13,048	—	13,048	10,022	—	10,022
Total	$773,337	$77,170	$850,507	$498,952	$76,729	$575,681

Net premium written - North America	$467,787	$39,130	$506,917	$189,336	$30,766	$220,102
Net premium written - Bermuda	213,119	—	213,119	234,454	—	234,454
Net premium written - Europe	17,413	—	17,413	24,854	—	24,854
Total	$698,319	$39,130	$737,449	$448,644	$30,766	$479,410

Net earned premium - North America	$434,989	$36,028	$471,017	$175,943	$22,248	$198,191
Net earned premium - Bermuda	213,119	—	213,119	235,345	—	235,345
Net earned premium - Europe	28,804	—	28,804	35,280	—	35,280
Total	$676,912	$36,028	$712,940	$446,568	$22,248	$468,816

	Six Months Ended June 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,509,825	$77,170	$1,586,995	$1,017,001	$137,966	$1,154,967
Gross premium written - Europe	79,706	—	79,706	64,169	—	64,169
Total	$1,589,531	$77,170	$1,666,701	$1,081,170	$137,966	$1,219,136

Net premium written - North America	$810,375	$39,130	$849,505	$390,996	$49,403	$440,399
Net premium written - Bermuda	525,825	—	525,825	464,867	—	464,867
Net premium written - Europe	106,706	—	106,706	104,169	—	104,169
Total	$1,442,906	$39,130	$1,482,036	$960,032	$49,403	$1,009,435

Net earned premium - North America	$730,924	$36,028	$766,952	$342,120	$64,144	$406,264
Net earned premium - Bermuda	525,825	—	525,825	463,067	—	463,067
Net earned premium - Europe	75,083	—	75,083	78,650	—	78,650
Total	$1,331,832	$36,028	$1,367,860	$883,837	$64,144	$947,981

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Premium Written	2016	2015	2016	2015
Property and Casualty
Personal Auto	$337,875	$289,264	$723,073	$627,540
Homeowners	100,226	74,438	170,527	160,121
RV/Packaged	46,693	43,096	86,296	80,646
Commercial Auto	68,366	50,482	118,517	91,828
Lender-placed insurance	108,190	—	220,187	—
Other	9,096	7,214	13,183	11,220
Property and Casualty	$670,446	$464,494	$1,331,783	$971,355
Accident and Health	102,891	34,458	257,748	109,815
NGHC Total	$773,337	$498,952	$1,589,531	$1,081,170

Reciprocal Exchanges
Personal Auto	$23,121	$25,773	$23,121	$43,464
Homeowners	51,636	48,752	51,636	90,365
Other	2,413	2,204	2,413	4,137
Reciprocal Exchanges Total	$77,170	$76,729	$77,170	$137,966

Total	$850,507	$575,681	$1,666,701	$1,219,136

	Three Months Ended June 30,		Six Months Ended June 30,
Net Premium Written	2016	2015	2016	2015
Property and Casualty
Personal Auto	$297,281	$252,406	$632,607	$547,649
Homeowners	90,559	75,456	156,435	145,846
RV/Packaged	46,421	42,774	85,877	79,668
Commercial Auto	62,948	46,258	107,941	84,251
Lender-placed insurance	105,385	—	217,382	—
Other	5,348	5,944	8,474	9,684
Property and Casualty	$607,942	$422,838	$1,208,716	$867,098
Accident and Health	90,377	25,806	234,190	92,934
NGHC Total	$698,319	$448,644	$1,442,906	$960,032

Reciprocal Exchanges
Personal Auto	$13,453	$25,696	$13,453	$42,302
Homeowners	23,535	2,585	23,535	2,549
Other	2,142	2,485	2,142	4,552
Reciprocal Exchanges Total	$39,130	$30,766	$39,130	$49,403

Total	$737,449	$479,410	$1,482,036	$1,009,435

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premium	2016	2015	2016	2015
Property and Casualty
Personal Auto	$290,829	$267,112	$562,826	$534,643
Homeowners	81,556	63,227	155,995	127,350
RV/Packaged	39,015	37,576	76,534	73,552
Commercial Auto	51,470	37,429	95,314	72,051
Lender-placed insurance	108,519	—	231,325	—
Other	3,613	4,957	7,056	8,799
Property and Casualty	$575,002	$410,301	$1,129,050	$816,395
Accident and Health	101,910	36,267	202,782	67,442
NGHC Total	$676,912	$446,568	$1,331,832	$883,837

Reciprocal Exchanges
Personal Auto	$12,980	$23,541	$12,980	$46,471
Homeowners	19,604	(2,668)	19,604	15,048
Other	3,444	1,375	3,444	2,625
Reciprocal Exchanges Total	$36,028	$22,248	$36,028	$64,144

Total	$712,940	$468,816	$1,367,860	$947,981

16. Commitments

Direct General Corporation

On June 24, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elara Holdings, Inc. (the “Acquired Company”), a Delaware corporation and parent company of Direct General Corporation, a Tennessee based property and casualty insurance company, Bluebird Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the Company Holders’ Representative thereunder. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth therein, the Company agreed to purchase all of the issued and outstanding shares of capital stock of the Acquired Company in a reverse subsidiary merger transaction, whereby Merger Sub will be merged with and into the Acquired Company, with the Acquired Company continuing as the surviving corporation and wholly-owned subsidiary of the Company. The aggregate consideration for the transaction is approximately $165,000. The acquisition is expected to close in the fourth quarter of 2016, pending receipt of regulatory approvals and the satisfaction of other customary closing conditions.

17. Subsequent Events

Series C Preferred Stock

On July 7, 2016, the Company completed a public offering of 8,000,000 of its depositary shares, each representing a1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2016, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued, including the underwriters' over-allotment option. Net proceeds from this offering were $193,525. The Company incurred approximately $6,475 in underwriting discounts, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

ACP Re Credit Agreement

On July 28, 2016, NG Re Ltd. a subsidiary of the Company, AmTrust and its wholly-owned subsidiary AII, entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement, dated September 15, 2014, among AmTrust, as Administrative Agent, ACP Re, ACP Re Holdings, LLC, as guarantor, and AII and NG Re Ltd., as Lenders. The parties to the Restatement Agreement have agreed to restate the ACP Re Credit Agreement as a result of a $200,000 contribution (the "Contribution") by the Michael Karfunkel Family 2005 Trust (the “Trust”) and members of the Michael Karfunkel family to CastlePoint National Insurance Company (“CNIC”). The Contribution will be made in connection with the Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC as successor by merger to all of its affiliated Tower Group International Ltd. (the “Tower Group”) U.S. insurance companies (the “Conservation Plan”). The following restated terms of the ACP Re Credit Agreement will become effective upon the approval of the Conservation Plan by the Superior Court of the State of California, which is supervising the Conservation Plan process:

•	The borrower will become ACP Re Holdings, LLC, a Delaware limited liability company owned by the Trust;

•
The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”);

•
The amounts borrowed will be secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant;

•	The maturity date will change from September 15, 2021 to the twentieth anniversary of the date on which the restatement becomes effective;

•
Interest on the outstanding principal balance of $250,000 will change from a fixed annual rate of 7% (payable in cash, semi-annually in arrears) to a fixed annual rate of 3.7% (payable in cash, semi-annually in arrears), provided that up to 1.2% thereof may be paid in kind;

•
Commencing on the tenth anniversary of the date on which the restatement becomes effective, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) will be due and payable;

•
At the Lenders’ discretion, ACP Re Holdings, LLC may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, NASDAQ or London stock exchange; and

•	A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

When the Contribution has been made, the following agreements will be terminated: (a) the Stop-Loss Agreement, (b) the Retrocession Contract and (c) the PL Administrative Agreement. National General Management Corp. will enter into an agreement with the Insurance Commissioner of the State of California, in his capacity as Conservator of and on behalf of CNIC, to continue to provide the services it is currently providing under the PL Administrative Agreement, which are to administer the run-off of the Tower Group’s personal lines business written prior to September 15, 2014. The Contribution and consequent termination of these three agreements is subject to approval of the Conservation Plan by the Superior Court of the State of California.

Such modification of terms is deemed to be a troubled debt restructuring (“TDR”). The Company will possess a collateral interest of at least 115% of the $125,000 outstanding balance based on the Maintenance Covenant within the Restatement Agreement. As such, management determined no write down or reserve in the carrying value of the loan will be required as a result of the terms of the Restatement Agreement. The need to evaluate the loan for impairment and classification as a TDR will be evaluated quarterly, as will the adequacy of the Company's reserve position based on collateral levels maintained.

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

We manage our business through two segments: Property and Casualty ("P&C") and Accident and Health ("A&H"). We transact business primarily through our fifteen regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, Personal Express Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company and Century-National Insurance Company (“Century-National”). Our insurance subsidiaries have been assigned an "A-" (Excellent) group rating by A.M. Best. We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) between 90% and 95% while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2016, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $49.2 million and $34.5 million for the six months ended June 30, 2016 and 2015, respectively. We held 7.6% and 9.6% of total invested assets in cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of June 30, 2016 and December 31, 2015, our reserves, net of reinsurance recoverables, were $1,113.2 million and $922.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Recent Acquisitions

On June 1, 2016, we closed the acquisition of Century-National, a California domiciled property and casualty insurance company, and Western General Agency, Inc. (“Western General"), a California corporation from Kramer-Wilson Company, Inc. The purchase price for the transaction was approximately $326.1 million, subject to an adjustment based on the final closing balance sheet. The purchase price equates to a $50.0 million premium to tangible book value, and includes an upfront cash payment of approximately $143.8 million with the remaining balance of $182.3 million in the form of a promissory note, payable over a period of two years.

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

Ceding commission income. Ceding commission income is a commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, generally on a pro rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition and other underwriting expenses. The ceding commission ratio is equal to ceding commission income divided by net ceded earned premium.

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

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is canceled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. A non-sufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)” below.

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

For more information related to recent accounting pronouncements that we adopted during the six months ended June 30, 2016, see Note 2, "Recent Accounting Pronouncements" in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$774,048	$77,170	$(711)	$850,507	$498,952	$76,729	$—	$575,681
Ceded premiums	(75,729)	(38,040)	711	(113,058)	(50,308)	(45,963)	—	(96,271)
Net premium written	$698,319	$39,130	$—	$737,449	$448,644	$30,766	$—	$479,410
Change in unearned premium	(21,407)	(3,102)	—	(24,509)	(2,076)	(8,518)	—	(10,594)
Net earned premium	$676,912	$36,028	$—	$712,940	$446,568	$22,248	$—	$468,816
Ceding commission income (loss)	(3,205)	14,909	—	11,704	46	9,924	—	9,970
Service and fee income	99,629	1,195	(10,807)	90,017	67,343	947	(10,732)	57,558
Underwriting expenses:
Loss and loss adjustment expense	454,622	17,736	—	472,358	271,584	15,245	—	286,829
Acquisition costs and other underwriting expenses	108,387	493	(6)	108,874	88,912	7,611	(21)	96,502
General and administrative expenses	176,660	25,261	(10,801)	191,120	118,328	11,541	(10,711)	119,158
Total underwriting expenses	$739,669	$43,490	$(10,807)	$772,352	$478,824	$34,397	$(10,732)	$502,489
Underwriting income (loss)	$33,667	$8,642	$—	$42,309	$35,133	$(1,278)	$—	$33,855
Net investment income	27,361	2,248	(2,081)	27,528	16,154	2,181	—	18,335
Net realized gain (loss) on investments	4,241	141	—	4,382	935	(546)	—	389
Other revenue (expense)	(387)	—	—	(387)	(1,415)	—	—	(1,415)
Equity in earnings (losses) of unconsolidated subsidiaries	7,356	—	—	7,356	1,654	—	—	1,654
Interest expense	(8,939)	(2,081)	2,081	(8,939)	(4,804)	(3,797)	—	(8,601)
Income (loss) before provision (benefit) for income taxes	$63,299	$8,950	$—	$72,249	$47,657	$(3,440)	$—	$44,217
Less: Provision (benefit) for income taxes	14,825	(274)	—	14,551	9,110	(1,219)	—	7,891
Net income (loss)	$48,474	$9,224	$—	$57,698	$38,547	$(2,221)	$—	$36,326
Less: Net (income) loss attributable to non-controlling interest	(4)	(9,224)	—	(9,228)	(20)	2,221	—	2,201
Net income attributable NGHC	$48,470	$—	$—	$48,470	$38,527	$—	$—	$38,527
Net loss ratio	67.2%	49.2%		66.3%	60.8%	68.5%		61.2%
Net operating expense ratio (non-GAAP)	27.9%	26.8%		27.8%	31.3%	37.2%		31.6%
Net combined ratio (non-GAAP)	95.1%	76.0%		94.1%	92.1%	105.7%		92.8%

	Three Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total expenses	$748,608	$45,571	$(12,888)	$781,291	$483,628	$38,194	$(10,732)	$511,090
Less: Loss and loss adjustment expense	454,622	17,736	—	472,358	271,584	15,245	—	286,829
Less: Interest expense	8,939	2,081	(2,081)	8,939	4,804	3,797	—	8,601
Less: Ceding commission income (loss)	(3,205)	14,909	—	11,704	46	9,924	—	9,970
Less: Service and fee income	99,629	1,195	(10,807)	90,017	67,343	947	(10,732)	57,558
Net operating expense	$188,623	$9,650	$—	$198,273	$139,851	$8,281	$—	$148,132
Net earned premium	$676,912	$36,028	$—	$712,940	$446,568	$22,248	$—	$468,816
Net operating expense ratio (non-GAAP)	27.9%	26.8%		27.8%	31.3%	37.2%		31.6%

Consolidated Results of Operations for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$1,590,242	$77,170	$(711)	$1,666,701	$1,084,760	$137,966	$(3,590)	$1,219,136
Ceded premiums	(147,336)	(38,040)	711	(184,665)	(124,728)	(88,563)	3,590	(209,701)
Net premium written	$1,442,906	$39,130	$—	$1,482,036	$960,032	$49,403	$—	$1,009,435
Change in unearned premium	(111,074)	(3,102)	—	(114,176)	(76,195)	14,741	—	(61,454)
Net earned premium	$1,331,832	$36,028	$—	$1,367,860	$883,837	$64,144	$—	$947,981
Ceding commission income (loss)	(5,100)	14,909	—	9,809	1,099	13,951	—	15,050
Service and fee income	196,573	1,195	(10,807)	186,961	129,996	1,742	(19,310)	112,428
Underwriting expenses:
Loss and loss adjustment expense	863,672	17,736	—	881,408	550,266	43,249	—	593,515
Acquisition costs and other underwriting expenses	221,286	493	(6)	221,773	175,541	10,872	(26)	186,387
General and administrative expenses	353,287	25,261	(10,801)	367,747	218,204	25,925	(19,284)	224,845
Total underwriting expenses	$1,438,245	$43,490	$(10,807)	$1,470,928	$944,011	$80,046	$(19,310)	$1,004,747
Underwriting income (loss)	$85,060	$8,642	$—	$93,702	$70,921	$(209)	$—	$70,712
Net investment income	49,031	2,248	(2,081)	49,198	30,263	4,220	—	34,483
Net realized gain on investments	7,858	141	—	7,999	1,429	147	—	1,576
Other revenue (expense)	314	—	—	314	(170)	—	—	(170)
Equity in earnings of unconsolidated subsidiaries	14,038	—	—	14,038	6,612	—	—	6,612
Interest expense	(18,080)	(2,081)	2,081	(18,080)	(10,187)	(7,494)	—	(17,681)
Income (loss) before provision (benefit) for income taxes	$138,221	$8,950	$—	$147,171	$98,868	$(3,336)	$—	$95,532
Less: Provision (benefit) for income taxes	32,908	(274)	—	32,634	17,529	(1,251)	—	16,278
Net income (loss)	$105,313	$9,224	$—	$114,537	$81,339	$(2,085)	$—	$79,254
Less: Net (income) loss attributable to non-controlling interest	(16)	(9,224)	—	(9,240)	(44)	2,085	—	2,041
Net income attributable NGHC	$105,297	$—	$—	$105,297	$81,295	$—	$—	$81,295
Net loss ratio	64.8%	49.2%		64.4%	62.3%	67.4%		62.6%
Net operating expense ratio (non-GAAP)	28.8%	26.8%		28.7%	29.7%	32.9%		29.9%
Net combined ratio (non-GAAP)	93.6%	76.0%		93.1%	92.0%	100.3%		92.5%

	Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total expenses	$1,456,325	$45,571	$(12,888)	$1,489,008	$954,198	$87,540	$(19,310)	$1,022,428
Less: Loss and loss adjustment expense	863,672	17,736	—	881,408	550,266	43,249	—	593,515
Less: Interest expense	18,080	2,081	(2,081)	18,080	10,187	7,494	—	17,681
Less: Ceding commission income (loss)	(5,100)	14,909	—	9,809	1,099	13,951	—	15,050
Less: Service and fee income	196,573	1,195	(10,807)	186,961	129,996	1,742	(19,310)	112,428
Net operating expense	$383,100	$9,650	$—	$392,750	$262,650	$21,104	$—	$283,754
Net earned premium	$1,331,832	$36,028	$—	$1,367,860	$883,837	$64,144	$—	$947,981
Net operating expense ratio (non-GAAP)	28.8%	26.8%		28.7%	29.7%	32.9%		29.9%

On June 1, 2016, we closed the acquisition of Century-National, a California based property and casualty insurance company and Western General, a California corporation.

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

Since the time of our acquisition of the Attorneys-in-Fact that manage the Reciprocal Exchanges on September 15, 2014, we have been required to consolidate the financial statements of the Reciprocal Exchanges. As noted above in Note 3, "Reciprocal Exchanges" in the notes to our condensed consolidated financial statements, due to the adoption of ASU 2015-02 in January 1, 2016, we were not required to consolidate the Reciprocal Exchanges as variable interest entities for the first quarter of 2016 (the “Deconsolidation of the Reciprocal Exchanges”). Accordingly, comparative information regarding revenues, expenses and cash flows will be affected for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, as the revenues, expenses and cash flows included the Reciprocal Exchanges in the first quarter of 2015, but such measures exclude the Reciprocal Exchanges for the first quarter of 2016. Effective March 31, 2016, we acquired the surplus notes issued by the Reciprocal Exchanges and in accordance with ASU 2015-02, we consolidated the Reciprocal Exchanges.

As a result of the Century-National and LPI Business acquisitions, the Assurant Transaction and the Deconsolidation of the Reciprocal Exchanges, comparisons between our 2016 and 2015 results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $274.8 million from $575.7 million for the three months ended June 30, 2015 to $850.5 million for the three months ended June 30, 2016, due to an increase of $206.4 million in premiums received from the P&C segment as a result of the acquisitions of Century-National ($20.0 million) and LPI Business ($108.2 million), and organic growth ($78.2 million). Premiums received from the A&H segment increased by $68.4 million as a result of premium from the Assurant Transaction ($47.3 million) and organic growth ($21.1 million).

Net premium written. Net premium written increased by $258.0 million from $479.4 million for the three months ended June 30, 2015 to $737.4 million for the three months ended June 30, 2016. Net premium written for the P&C segment increased by $193.5 million for the three months ended June 30, 2016 compared to the same period in 2015 as a result of the acquisitions of Century-National ($17.8 million) and LPI Business ($105.4 million), and organic growth ($70.3 million). Net premium written for the A&H segment increased by $64.6 million as a result of premium from the Assurant Transaction ($47.3 million) and organic growth ($17.3 million).

Net earned premium. Net earned premium increased by $244.1 million, or 52.1%, from $468.8 million for the three months ended June 30, 2015 to $712.9 million for the three months ended June 30, 2016. The increase by segment was: P&C $178.5 million and A&H $65.6 million. The increase in the P&C segment was attributable to the acquisitions of Century-National ($15.9 million) and LPI Business ($108.5 million), and organic growth ($54.0 million). The increase in the A&H segment was due to premium from the Assurant Transaction ($47.4 million) and organic growth ($18.2 million).

Ceding commission income. Ceding commission income increased from $10.0 million for the three months ended June 30, 2015 to $11.7 million for the three months ended June 30, 2016. The increase was attributable to the Reciprocal Exchanges partially offset by a decrease to the sliding scale adjustment on our terminated third party quota share agreement both under the P&C segment.

Service and fee income. Service and fee income increased by $32.5 million, or 56.4%, from $57.6 million for the three months ended June 30, 2015 to $90.0 million for the three months ended June 30, 2016. The increase was primarily attributable to our service and fee income related to the A&H segment ($21.2 million), resulting primarily from the Assurant Transaction and the increase related to the P&C segment ($11.3 million), resulting from the LPI Business acquisition and organic growth.

The components of service and fee income are as follows:

	Three Months Ended June 30,
(amounts in thousands)	2016	2015	Change
Installment fees	$9,454	$8,307	$1,147
Commission revenue	32,978	15,035	17,943
General agent fees	18,822	19,305	(483)
Late payment fees	3,599	2,987	612
Group health administrative fees	17,846	3,148	14,698
Finance and processing fees	1,281	7,330	(6,049)
Lender service fees	3,832	—	3,832
Other	2,205	1,446	759
Total	$90,017	$57,558	$32,459

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $185.5 million, or 64.7%, from $286.8 million for the three months ended June 30, 2015 to $472.4 million for the three months ended June 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, the Assurant Transaction and loss experience in our legacy domestic stop loss programs. The changes by segment were: P&C increased by $132.9 million and A&H increased by $52.6 million. Loss and LAE for the three months ended June 30, 2016 included $10.2 million of favorable development on prior accident year loss and LAE reserves. The $14.6 million of favorable development in the P&C segment was driven by favorable development in our LPI Business and the Reciprocal Exchanges, while $4.4 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our domestic A&H businesses. Loss and LAE for the three months ended June 30, 2015 included $1.0 million of unfavorable development on prior accident year loss and LAE reserves primarily attributable to loss emergence in the A&H segment, related to legacy domestic medical stop loss programs and to European A&H policies produced by our Euro Accident Health & Care Insurance Aktiebolag ("EHC") business. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, increased from 61.2% for the three months ended June 30, 2015 to 66.3% for the three months ended June 30, 2016 with a higher P&C segment net loss ratio driven by product mix changes, losses related to hail storms that occurred in Texas and a higher A&H segment net loss ratio primarily driven by greater loss experience in our legacy domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $12.4 million, or 12.8%, from $96.5 million for the three months ended June 30, 2015 to $108.9 million for the three months ended June 30, 2016, as a result of the LPI Business acquisition and the Assurant Transaction and organic growth.

General and administrative expenses. General and administrative expenses increased by $72.0 million, or 60.4%, from $119.2 million for the three months ended June 30, 2015 to $191.1 million for the three months ended June 30, 2016, primarily as a result of the LPI Business acquisition, the Assurant Transaction and higher amortization of intangible assets in the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $50.1 million, or 33.8%, from $148.1 million for the three months ended June 30, 2015 to $198.3 million for the three months ended June 30, 2016. The consolidated net operating expense ratio, which includes the Reciprocal Exchanges, decreased to 27.8% in the three months ended June 30, 2016 from 31.6% in the three months ended June 30, 2015 with a lower P&C segment net operating expense ratio driven by product mix changes and a lower A&H segment net operating expense ratio resulting from the maturation of the A&H business and increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 27.9% and 31.3% for the three months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 26.8% and 37.2% for the three months ended June 30, 2016 and 2015, respectively.

Net investment income. Net investment income increased by $9.2 million, or 50.1% from $18.3 million for the three months ended June 30, 2015 to $27.5 million for the three months ended June 30, 2016, primarily due to an increase in average invested assets as a result of our issuances of debt, preferred stock and common stock capital raising activities in 2015.

Net realized gain on investments. Net realized gains on investments increased by $4.0 million from a gain of $0.4 million for the three months ended June 30, 2015 to a $4.4 million gain for the three months ended June 30, 2016, primarily due to the increase of gains from our corporate debt securities in the six months ended June 30, 2016 and the recognition of a $1.5 million OTTI charge in the three months ended June 30, 2015.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $5.7 million from $1.7 million in earnings for the three months ended June 30, 2015 to $7.4 million in earnings for the three months ended June 30, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the three months ended June 30, 2016 and 2015 was $8.9 million and $8.6 million, respectively.

Provision for income taxes. Income tax expense increased by $6.7 million, or 84.4%, from $7.9 million for the three months ended June 30, 2015, reflecting an effective tax rate of 18.5%, to $14.6 million for the three months ended June 30, 2016, reflecting an effective tax rate of 22.4%. The primary driver of the increase in income tax expense was the increase in pre-tax income period over period. Income tax expense included a tax benefit of $7.5 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the three months ended June 30, 2016 and 2015 by 11.5% and 5.5%, respectively.

Excluding the Reciprocal Exchanges, income tax expense was $14.8 million and $9.1 million for the three months ended June 30, 2016 and 2015, respectively, reflecting effective tax rates of 26.5% and 19.8%, respectively.

The Reciprocal Exchanges had pre-tax income of $9.0 million and a pre-tax loss of $3.4 million for the three months ended June 30, 2016 and 2015, respectively. A full valuation allowance was recorded in the Reciprocal Exchanges.

Consolidated Results of Operations for the Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $447.6 million from $1,219.1 million for the six months ended June 30, 2015 to $1,666.7 million for the six months ended June 30, 2016, due to an increase of $299.6 million in premiums received from the P&C segment as a result of the acquisitions of Century-National ($20.0 million) and LPI Business ($220.2 million), and organic growth ($120.3 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($60.8 million). Premiums received from the A&H segment increased by $147.9 million as a result of premium from the Assurant Transaction ($98.2 million) and organic growth ($49.8 million).

Net premium written. Net premium written increased by $472.6 million from $1,009.4 million for the six months ended June 30, 2015 to $1,482.0 million for the six months ended June 30, 2016. Net premium written for the P&C segment increased by $331.3 million for the six months ended June 30, 2016 compared to the same period in 2015 as a result of the acquisitions of Century-National ($17.8 million) and LPI Business ($217.4 million), and organic growth ($106.4 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($10.3 million). Net premium written for the A&H segment increased by $141.3 million as a result of premium from the Assurant Transaction ($98.2 million) and organic growth ($43.1 million).

Net earned premium. Net earned premium increased by $419.9 million, or 44.3%, from $948.0 million for the six months ended June 30, 2015 to $1,367.9 million for the six months ended June 30, 2016. The increase by segment was: P&C $284.5 million and A&H $135.3 million. The increase in the P&C segment was attributable to the acquisitions of Century-National ($15.9 million) and LPI Business ($231.3 million), and organic growth ($65.4 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($28.1 million ). The increase in the A&H segment was due to premium from the Assurant Transaction ($98.4 million) and organic growth ($36.9 million).

Ceding commission income. Ceding commission income decreased from $15.1 million for the six months ended June 30, 2015 to $9.8 million for the six months ended June 30, 2016, primarily driven by a decrease to the sliding scale adjustment on our terminated third party quota share agreement under the P&C segment.

Service and fee income. Service and fee income increased by $74.5 million, or 66.3%, from $112.4 million for the six months ended June 30, 2015 to $187.0 million for the six months ended June 30, 2016. The increase was primarily attributable to our service and fee income related to the A&H segment ($37.2 million), resulting primarily from the Assurant Transaction and the increase related to the P&C segment ($37.3 million), resulting from the LPI Business acquisition and organic growth.

The components of service and fee income are as follows:

	Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	Change
Installment fees	$17,922	$16,432	$1,490
Commission revenue	56,835	29,277	27,558
General agent fees	36,783	35,432	1,351
Late payment fees	6,779	5,933	846
Group health administrative fees	36,706	5,937	30,769
Finance and processing fees	19,865	16,811	3,054
Lender service fees	7,912	—	7,912
Other	4,159	2,606	1,553
Total	$186,961	$112,428	$74,533

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $287.9 million, or 48.5%, from $593.5 million for the six months ended June 30, 2015 to $881.4 million for the six months ended June 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, the Assurant Transaction and loss experience in our legacy domestic stop loss programs, partially offset by the Deconsolidation of the Reciprocal Exchanges. The changes by segment were: P&C increased by $179.0 million and A&H increased by $108.9 million. Loss and LAE for the six months ended June 30, 2016 included $11.5 million of favorable development on prior accident year loss and LAE reserves. The $15.1 million of favorable development in the P&C segment was driven by favorable development in our LPI Business and the Reciprocal Exchanges, while $3.6 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our domestic A&H businesses. Loss and LAE for the six months ended June 30, 2015 included $2.1 million of unfavorable development on prior accident year loss and LAE reserves primarily attributable to loss emergence in the A&H segment, of which $1.3 million related to legacy domestic medical stop loss programs and $0.7 million related to European A&H policies produced by our EHC business. Our consolidated net loss ratio, which includes the Reciprocal Exchanges, increased from 62.6% for the six months ended June 30, 2015 to 64.4% for the six months ended June 30, 2016 with a slightly higher P&C segment net loss ratio and a higher A&H segment net loss ratio primarily driven by greater loss experience in our legacy domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $35.4 million, or 19.0%, from $186.4 million for the six months ended June 30, 2015 to $221.8 million for the six months ended June 30, 2016, as a result of the LPI Business acquisition, the Assurant Transaction and organic growth, partially offset by the Deconsolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $142.9 million, or 63.6%, from $224.8 million for the six months ended June 30, 2015 to $367.7 million for the six months ended June 30, 2016, primarily as a result of the LPI Business acquisition, the Assurant Transaction and organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $109.0 million, or 38.4%, from $283.8 million for the six months ended June 30, 2015 to $392.8 million for the six months ended June 30, 2016. The consolidated net operating expense ratio decreased to 28.7% in the six months ended June 30, 2016 from 29.9% in the six months ended June 30, 2015 with a slightly higher P&C segment net operating expense ratio driven by product mix changes, partially offset by a lower A&H segment net operating expense ratio resulting from the maturation of the A&H business and increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.8% and 29.7% for the six months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 26.8% and 32.9% for the six months ended June 30, 2016 and 2015, respectively.

Net investment income. Net investment income increased by $14.7 million, or 42.7%, from $34.5 million for the six months ended June 30, 2015 to $49.2 million for the six months ended June 30, 2016, primarily due to an increase in average invested assets as a result of our issuances of debt, preferred stock and common stock capital raising activities in 2015.

Net realized gain on investments. Net realized gains on investments increased by $6.4 million from a gain of $1.6 million for the six months ended June 30, 2015 to a $8.0 million gain for the six months ended June 30, 2016, primarily due to the increase of gains from our corporate debt securities in the six months ended June 30, 2016 and the recognition of a $2.5 million OTTI charge in the six months ended June 30, 2015.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $7.4 million from $6.6 million in earnings for the six months ended June 30, 2015 to $14.0 million in earnings for the six months ended June 30, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the six months ended June 30, 2016 and 2015 was $18.1 million and $17.7 million, respectively.

Provision for income taxes. Income tax expense increased by $16.4 million, or 100.5%, from $16.3 million for the six months ended June 30, 2015, reflecting an effective tax rate of 18.3%, to $32.6 million for the six months ended June 30, 2016, reflecting an effective tax rate of 24.5%. The primary driver of the increase in consolidated income tax expense was the increase in pre-tax income period over period. Income tax expense included a tax benefit of $9.3 million and $12.3 million for the six months ended June 30, 2016 and 2015, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the six months ended June 30, 2016 and 2015 by 7.0% and 13.8%, respectively.

Excluding the Reciprocal Exchanges, income tax expense was $32.9 million and $17.5 million for the six months ended June 30, 2016 and 2015, respectively, reflecting effective tax rates of 26.5% and 19.0%, respectively.

The Reciprocal Exchanges had pre-tax income of $9.0 million and a pre-tax loss of $3.3 million for the six months ended June 30, 2016 and 2015, respectively. A full valuation allowance was recorded in the Reciprocal Exchanges.

P&C Segment - Results of Operations for the Three Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$671,157	$77,170	$(711)	$747,616	$464,494	$76,729	$—	$541,223
Ceded premiums	(63,215)	(38,040)	711	(100,544)	(41,656)	(45,963)	—	(87,619)
Net premium written	$607,942	$39,130	$—	$647,072	$422,838	$30,766	$—	$453,604
Change in unearned premium	(32,940)	(3,102)	—	(36,042)	(12,537)	(8,518)	—	(21,055)
Net earned premium	$575,002	$36,028	$—	$611,030	$410,301	$22,248	$—	$432,549
Ceding commission income (loss)	(3,564)	14,909	—	11,345	(225)	9,924	—	9,699
Service and fee income	60,773	1,195	(10,807)	51,161	49,671	947	(10,732)	39,886
Underwriting expenses:
Loss and loss adjustment expense	375,893	17,736	—	393,629	245,454	15,245	—	260,699
Acquisition costs and other underwriting expenses	81,291	493	(6)	81,778	77,293	7,611	(21)	84,883
General and administrative expenses	147,113	25,261	(10,801)	161,573	104,297	11,541	(10,711)	105,127
Total underwriting expenses	$604,297	$43,490	$(10,807)	$636,980	$427,044	$34,397	$(10,732)	$450,709
Underwriting income (loss)	$27,914	$8,642	$—	$36,556	$32,703	$(1,278)	$—	$31,425
Net loss ratio	65.4%	49.2%		64.4%	59.8%	68.5%		60.3%
Net operating expense ratio (non-GAAP)	29.8%	26.8%		29.6%	32.2%	37.2%		32.5%
Net combined ratio (non-GAAP)	95.2%	76.0%		94.0%	92.0%	105.7%		92.8%

	Three Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total underwriting expenses	$604,297	$43,490	$(10,807)	$636,980	$427,044	$34,397	$(10,732)	$450,709
Less: Loss and loss adjustment expense	375,893	17,736	—	393,629	245,454	15,245	—	260,699
Less: Ceding commission income (loss)	(3,564)	14,909	—	11,345	(225)	9,924	—	9,699
Less: Service and fee income	60,773	1,195	(10,807)	51,161	49,671	947	(10,732)	39,886
Net operating expense	$171,195	$9,650	$—	$180,845	$132,144	$8,281	$—	$140,425
Net earned premium	$575,002	$36,028	$—	$611,030	$410,301	$22,248	$—	$432,549
Net operating expense ratio (non-GAAP)	29.8%	26.8%		29.6%	32.2%	37.2%		32.5%

P&C Segment - Results of Operations for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Gross premium written	$1,332,494	$77,170	$(711)	$1,408,953	$974,945	$137,966	$(3,590)	$1,109,321
Ceded premiums	(123,778)	(38,040)	711	(161,107)	(107,847)	(88,563)	3,590	(192,820)
Net premium written	$1,208,716	$39,130	$—	$1,247,846	$867,098	$49,403	$—	$916,501
Change in unearned premium	(79,666)	(3,102)	—	(82,768)	(50,703)	14,741	—	(35,962)
Net earned premium	$1,129,050	$36,028	$—	$1,165,078	$816,395	$64,144	$—	$880,539
Ceding commission income (loss)	(5,828)	14,909	—	9,081	546	13,951	—	14,497
Service and fee income	124,261	1,195	(10,807)	114,649	94,905	1,742	(19,310)	77,337
Underwriting expenses:
Loss and loss adjustment expense	708,552	17,736	—	726,288	504,033	43,249	—	547,282
Acquisition costs and other underwriting expenses	172,950	493	(6)	173,437	152,630	10,872	(26)	163,476
General and administrative expenses	291,807	25,261	(10,801)	306,267	190,026	25,925	(19,284)	196,667
Total underwriting expenses	$1,173,309	$43,490	$(10,807)	$1,205,992	$846,689	$80,046	$(19,310)	$907,425
Underwriting income (loss)	$74,174	$8,642	$—	$82,816	$65,157	$(209)	$—	$64,948
Net loss ratio	62.8%	49.2%		62.3%	61.7%	67.4%		62.2%
Net operating expense ratio (non-GAAP)	30.7%	26.8%		30.6%	30.3%	32.9%		30.5%
Net combined ratio (non-GAAP)	93.5%	76.0%		92.9%	92.0%	100.3%		92.7%

	Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(Amounts in Thousands)
Total underwriting expenses	$1,173,309	$43,490	$(10,807)	$1,205,992	$846,689	$80,046	$(19,310)	$907,425
Less: Loss and loss adjustment expense	708,552	17,736	—	726,288	504,033	43,249	—	547,282
Less: Ceding commission income (loss)	(5,828)	14,909	—	9,081	546	13,951	—	14,497
Less: Service and fee income	124,261	1,195	(10,807)	114,649	94,905	1,742	(19,310)	77,337
Net operating expense	$346,324	$9,650	$—	$355,974	$247,205	$21,104	$—	$268,309
Net earned premium	$1,129,050	$36,028	$—	$1,165,078	$816,395	$64,144	$—	$880,539
Net operating expense ratio (non-GAAP)	30.7%	26.8%		30.6%	30.3%	32.9%		30.5%

P&C Segment Results of Operations for the Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $206.4 million, or 38.1%, from $541.2 million for the three months ended June 30, 2015 to $747.6 million for the three months ended June 30, 2016, as a result of the acquisitions of Century-National ($20.0 million) and LPI Business ($108.2 million), and organic growth ($78.2 million).

Net premium written. Net premium written increased by $193.5 million from $453.6 million for the three months ended June 30, 2015 to $647.1 million for the three months ended June 30, 2016, as a result of the acquisitions of Century-National ($17.8 million) and LPI Business ($105.4 million), and organic growth ($70.3 million).

Net earned premium. Net earned premium increased by $178.5 million, or 41.3%, from $432.5 million for the three months ended June 30, 2015 to $611.0 million for the three months ended June 30, 2016, as a result to the acquisitions of Century-National ($15.9 million) and LPI Business ($108.5 million), and organic growth ($54.0 million).

Ceding commission income. Ceding commission income increased by $1.6 million from $9.7 million for the three months ended June 30, 2015 to $11.3 million for the three months ended June 30, 2016. The increase was attributable to the Reciprocal Exchanges partially offset by a decrease to the sliding scale adjustment on our terminated third party quota share agreement.

Service and fee income. Service and fee income increased by $11.3 million, or 28.3%, from $39.9 million for the three months ended June 30, 2015 to $51.2 million for the three months ended June 30, 2016, as a result of the LPI Business acquisition and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $132.9 million, or 51.0%, from $260.7 million for the three months ended June 30, 2015 to $393.6 million for the three months ended June 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 60.3% for the three months ended June 30, 2015 to 64.4% for the three months ended June 30, 2016, primarily due to product mix changes and losses related to hail storms that occurred in Texas. Excluding the Reciprocal Exchanges, the net loss ratio was 65.4% and 59.8% for the three months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net loss ratio was 49.2% and 68.5% for the three months ended June 30, 2016 and 2015, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $3.1 million from $84.9 million for the three months ended June 30, 2015 to $81.8 million for the three months ended June 30, 2016. The decrease was primarily due to lower amortization of deferred acquisition costs in the Reciprocal Exchanges and partially offset by the increase of the LPI Business acquisition.

General and administrative expenses. General and administrative expenses increased by $56.4 million from $105.1 million for the three months ended June 30, 2015 to $161.6 million for the three months ended June 30, 2016, as a result of the acquisitions of Century-National, LPI Business and higher amortization of intangible assets in the Reciprocal Exchanges partially offset by a decrease in our legacy business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $40.4 million, or 28.8%, from $140.4 million for the three months ended June 30, 2015 to $180.8 million for the three months ended June 30, 2016. The P&C segment net operating expense ratio, which includes the Reciprocal Exchanges, decreased from 32.5% for the three months ended June 30, 2015 to 29.6% for the three months ended June 30, 2016 primarily as a result of increased net earned premium. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.8% and 32.2% for the three months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 26.8% and 37.2% for the three months ended June 30, 2016 and 2015, respectively.

Underwriting income. Underwriting income increased from $31.4 million for the three months ended June 30, 2015 to $36.6 million for the three months ended June 30, 2016, primarily driven by the Century-National and LPI Business acquisitions. The P&C segment net combined ratio, which includes the Reciprocal Exchanges, for the three months ended June 30, 2016 increased to 94.0% compared to 92.8% for the same period in 2015 primarily as a result of an increase in our net loss and net operating expense ratios related to the LPI Business acquisition offset by a decrease in our net operating expense ratio from our legacy business. Excluding the Reciprocal Exchanges, the net combined ratio was 95.2% and 92.0% for the three months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net combined ratio was 76.0% and 105.7% for the three months ended June 30, 2016 and 2015, respectively.

P&C Segment Results of Operations for the Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $299.6 million, or 27.0%, from $1,109.3 million for the six months ended June 30, 2015 to $1,409.0 million for the six months ended June 30, 2016, as a result of the acquisitions of Century-National ($20.0 million) and LPI Business ($220.2 million), and organic growth ($120.3 million) partially offset by the Deconsolidation of the Reciprocal Exchanges ($60.8 million).

Net premium written. Net premium written increased by $331.3 million from $916.5 million for the six months ended June 30, 2015 to $1,247.8 million for the six months ended June 30, 2016, as a result of the acquisitions of Century-National ($17.8 million) and LPI Business ($217.4 million), and organic growth ($106.4 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($10.3 million).

Net earned premium. Net earned premium increased by $284.5 million, or 32.3%, from $880.5 million for the six months ended June 30, 2015 to $1,165.1 million for the six months ended June 30, 2016, as a result of the acquisitions of Century-National ($15.9 million) and LPI Business ($231.3 million), and organic growth ($65.4 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($28.1 million).

Ceding commission income. Ceding commission income decreased by $5.4 million from $14.5 million for the six months ended June 30, 2015 to $9.1 million for the six months ended June 30, 2016, primarily driven by a decrease to the sliding scale adjustment on our terminated third party quota share agreement.

Service and fee income. Service and fee income increased by $37.3 million, or 48.2%, from $77.3 million for the six months ended June 30, 2015 to $114.6 million for the six months ended June 30, 2016, as a result of the LPI Business acquisition and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $179.0 million, or 32.7%, from $547.3 million for the six months ended June 30, 2015 to $726.3 million for the six months ended June 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, an increase in our legacy business, partially offset by the Deconsolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio increased from 62.2% for the six months ended June 30, 2015 to 62.3% for the six months ended June 30, 2016, primarily due to product mix changes and losses related to hail storms that occurred in Texas. Excluding the Reciprocal Exchanges, the net loss ratio was 62.8% and 61.7% for the six months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net loss ratio was 49.2% and 67.4% for the six months ended June 30, 2016 and 2015, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $10.0 million from $163.5 million for the six months ended June 30, 2015 to $173.4 million for the six months ended June 30, 2016. The increase was primarily as a result of the LPI Business acquisition partially offset by the Deconsolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $109.6 million from $196.7 million for the six months ended June 30, 2015 to $306.3 million for the six months ended June 30, 2016, primarily as a result of the LPI Business acquisition and the Deconsolidation of the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $87.7 million, or 32.7%, from $268.3 million for the six months ended June 30, 2015 to $356.0 million for the six months ended June 30, 2016. The P&C segment net operating expense ratio increased from 30.5% for the six months ended June 30, 2015 to 30.6% for the six months ended June 30, 2016. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.7% and 30.3% for the six months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 26.8% and 32.9% for the six months ended June 30, 2016 and 2015, respectively.

Underwriting income. Underwriting income increased from $64.9 million for the six months ended June 30, 2015 to $82.8 million for the six months ended June 30, 2016, primarily driven by the Century-National and LPI Business acquisitions. The P&C segment net combined ratio for the six months ended June 30, 2016 increased to 92.9% compared to 92.7% for the same period in 2015. Excluding the Reciprocal Exchanges, the net combined ratio was 93.5% and 92.0% for the six months ended June 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net combined ratio was 76.0% and 100.3% for the six months ended June 30, 2016 and 2015, respectively.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in Thousands)
Gross premium written	$102,891	$34,458	$257,748	$109,815
Ceded premiums	(12,514)	(8,652)	(23,558)	(16,881)
Net premium written	$90,377	$25,806	$234,190	$92,934
Change in unearned premium	11,533	10,461	(31,408)	(25,492)
Net earned premium	$101,910	$36,267	$202,782	$67,442
Ceding commission income	359	271	728	553
Service and fee income	38,856	17,672	72,312	35,091
Underwriting expenses:
Loss and loss adjustment expense	78,729	26,130	155,120	46,233
Acquisition costs and other underwriting expenses	27,096	11,619	48,336	22,911
General and administrative expenses	29,547	14,031	61,480	28,178
Total underwriting expenses	$135,372	$51,780	$264,936	$97,322
Underwriting income	$5,753	$2,430	$10,886	$5,764
Net loss ratio	77.3%	72.0%	76.5%	68.6%
Net operating expense ratio (non-GAAP)	17.1%	21.3%	18.1%	22.9%
Net combined ratio (non-GAAP)	94.4%	93.3%	94.6%	91.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2016	2015	2016	2015
	(Amounts in Thousands)
Total underwriting expenses	$135,372	$51,780	$264,936	$97,322
Less: Loss and loss adjustment expense	78,729	26,130	155,120	46,233
Less: Ceding commission income	359	271	728	553
Less: Service and fee income	38,856	17,672	72,312	35,091
Net operating expense	$17,428	$7,707	$36,776	$15,445
Net earned premium	$101,910	$36,267	$202,782	$67,442
Net operating expense ratio (non-GAAP)	17.1%	21.3%	18.1%	22.9%

A&H Segment Results of Operations for the Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $68.4 million from $34.5 million for the three months ended June 30, 2015 to $102.9 million for the three months ended June 30, 2016, as a result of premium from the Assurant Transaction ($47.3 million) and organic growth ($21.1 million).

Net premium written. Net premium written increased by $64.6 million from $25.8 million for the three months ended June 30, 2015 to $90.4 million for the three months ended June 30, 2016, as a result of premium from the Assurant Transaction ($47.3 million) and organic growth ($17.3 million).

Net earned premium. Net earned premium increased by $65.6 million from $36.3 million for the three months ended June 30, 2015 to $101.9 million for the three months ended June 30, 2016, due to earned premium from the Assurant Transaction ($47.4 million) and organic growth ($18.2 million).

Service and fee income. Service and fee income increased by $21.2 million, or 119.9%, from $17.7 million for the three months ended June 30, 2015 to $38.9 million for the three months ended June 30, 2016, primarily as a result of the Assurant Transaction.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $52.6 million from $26.1 million for the three months ended June 30, 2015 to $78.7 million for the three months ended June 30, 2016. Net loss ratio increased from 72.0% for the three months ended June 30, 2015 to 77.3% for the three months ended June 30, 2016. The net loss ratio increase in the three months ended June 30, 2016 was primarily driven by higher loss experience in our legacy domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $15.5 million from $11.6 million for the three months ended June 30, 2015 to $27.1 million for the three months ended June 30, 2016, primarily due to the Assurant Transaction and increase in our written premium volume.

General and administrative expenses. General and administrative expenses increased by $15.5 million from $14.0 million for the three months ended June 30, 2015 to $29.5 million for the three months ended June 30, 2016, primarily as a result of the Assurant Transaction.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $9.7 million from $7.7 million for the three months ended June 30, 2015 to $17.4 million for the three months ended June 30, 2016. The net operating expense ratio decreased from 21.3% for the three months ended June 30, 2015 to 17.1% for the three months ended June 30, 2016, primarily as a result of increased net earned premiums and higher service and fee income, partially offset by an increase in general and administrative expenses and acquisition costs and other underwriting expenses.

Underwriting income. Underwriting income increased from $2.4 million for the three months ended June 30, 2015 to $5.8 million for the three months ended June 30, 2016, due to maturation of the A&H business. The net combined ratio for the three months ended June 30, 2016 increased to 94.4% compared to 93.3% for the same period in 2015. The net combined ratio increased due to a higher net loss ratio driven by higher loss experience in our legacy domestic stop loss programs, partially offset by a lower net operating expense ratio reflecting continued maturation of the A&H business and higher service and fee income.

A&H Segment Results of Operations for the Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $147.9 million from $109.8 million for the six months ended June 30, 2015 to $257.7 million for the six months ended June 30, 2016, as a result of premium from the Assurant Transaction ($98.2 million) and organic growth ($49.8 million).

Net premium written. Net premium written increased by $141.3 million from $92.9 million for the six months ended June 30, 2015 to $234.2 million for the six months ended June 30, 2016, as a result of premium from the Assurant Transaction ($98.2 million) and organic growth ($43.1 million).

Net earned premium. Net earned premium increased by $135.3 million from $67.4 million for the six months ended June 30, 2015 to $202.8 million for the six months ended June 30, 2016, due to earned premium from the Assurant Transaction ($98.4 million) and organic growth ($36.9 million).

Service and fee income. Service and fee income increased by $37.2 million, or 106.1%, from $35.1 million for the six months ended June 30, 2015 to $72.3 million for the six months ended June 30, 2016, primarily as a result of the Assurant Transaction.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $108.9 million from $46.2 million for the six months ended June 30, 2015 to $155.1 million for the six months ended June 30, 2016. Net loss ratio increased from 68.6% for the six months ended June 30, 2015 to 76.5% for the six months ended June 30, 2016. The net loss ratio increase in the six months ended June 30, 2016 was primarily driven by higher loss experience in our legacy domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $25.4 million from $22.9 million for the six months ended June 30, 2015 to $48.3 million for the six months ended June 30, 2016, primarily due to the Assurant Transaction and increase in our written premium volume.

General and administrative expenses. General and administrative expenses increased by $33.3 million from $28.2 million for the six months ended June 30, 2015 to $61.5 million for the six months ended June 30, 2016, primarily as a result of the Assurant Transaction.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $21.3 million from $15.4 million for the six months ended June 30, 2015 to $36.8 million for the six months ended June 30, 2016. The net operating expense ratio decreased from 22.9% for the six months ended June 30, 2015 to 18.1% for the six months ended June 30, 2016, primarily primarily as a result of increased net earned premiums and higher service and fee income partially offset by an increase in general and administrative expenses and acquisition costs and other underwriting expenses.

Underwriting income. Underwriting income increased from $5.8 million for the six months ended June 30, 2015 to $10.9 million for the six months ended June 30, 2016, due to maturation of the A&H business. The net combined ratio for the six months ended June 30, 2016 increased to 94.6% compared to 91.5% for the same period in 2015. The net combined ratio increased due to a higher net loss ratio driven by higher loss experience in our legacy domestic stop loss programs, partially offset by a lower net operating expense ratio reflecting continued maturation of the A&H business and higher service and fee income.

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

The average yield on our investment portfolio was 3.2% and 3.6% and the average duration of the portfolio was 5.04 and 5.19 years for the six months ended June 30, 2016 and 2015, respectively.

The cost or amortized cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

June 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$110,752	$7,153	$(23,156)	$94,749
Preferred stock	16,035	296	(580)	15,751
Fixed maturities:
U.S. Treasury	27,174	1,851	—	29,025
States and political subdivision bonds	399,438	14,414	(192)	413,660
Foreign government	59,644	1,283	(340)	60,587
Corporate bonds	1,533,488	93,788	(17,588)	1,609,688
Residential mortgage-backed securities	336,498	13,594	(60)	350,032
Commercial mortgage-backed securities	106,290	3,281	(1,053)	108,518
Structured securities	246,396	1,675	(6,103)	241,968
Total	$2,835,715	$137,335	$(49,072)	$2,923,978
Less: Securities pledged	132,300	5,148	—	137,448
Total net of Securities pledged	$2,703,415	$132,187	$(49,072)	$2,786,530
NGHC	$2,558,242	$123,177	$(48,010)	$2,633,409
Reciprocal Exchanges	277,473	14,158	(1,062)	290,569
Total	$2,835,715	$137,335	$(49,072)	$2,923,978

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Equity securities:
Common stock	$53,356	$569	$(6,960)	$46,965
Preferred stock	11,448	377	—	11,825
Fixed maturities:
U.S. Treasury	19,348	1,052	(48)	20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of Securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

The decrease in gross unrealized losses from $64.8 million at December 31, 2015 to $49.1 million at June 30, 2016 resulted from fluctuations in market interest rates, partially offset by decreased performance of our equity securities.

The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of June 30, 2016 and December 31, 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
June 30, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$21,241	$23,014	1.0%	$5,933	$6,011	2.1%
AAA	428,111	444,619	17.5%	21,114	21,362	7.4%
AA, AA+, AA-	460,813	475,871	18.7%	26,936	28,862	9.9%
A, A+, A-	611,384	637,830	25.1%	92,339	97,848	33.7%
BBB, BBB+, BBB-	729,736	748,770	29.5%	116,480	121,092	41.7%
BB+ and lower	196,205	208,556	8.2%	14,671	15,394	5.2%
Total	$2,447,490	$2,538,660	100.0%	$277,473	$290,569	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of June 30, 2016 and December 31, 2015.

June 30, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial institutions	1.0%	2.7%	17.7%	12.8%	0.7%	$563,234	34.9%
Industrials	0.2%	3.2%	14.8%	31.8%	9.0%	949,006	59.0%
Utilities/Other	0.9%	—%	1.3%	3.6%	0.3%	97,448	6.1%
Total	2.1%	5.9%	33.8%	48.2%	10.0%	$1,609,688	100.0%
NGHC	2.1%	5.3%	28.3%	40.6%	9.2%	$1,376,376	85.5%
Reciprocal Exchanges	—%	0.6%	5.5%	7.6%	0.8%	233,312	14.5%
Total	2.1%	5.9%	33.8%	48.2%	10.0%	$1,609,688	100.0%

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of June 30, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$25,213	$25,338	$—	$—	$25,213	$25,338
Due after one year through five years	323,244	344,450	34,416	36,626	357,660	381,076
Due after five years through ten years	1,250,796	1,303,856	181,099	190,721	1,431,895	1,494,577
Due after ten years	414,001	415,519	37,371	38,418	451,372	453,937
Mortgage-backed securities	418,201	433,746	24,587	24,804	442,788	458,550
Total	$2,431,455	$2,522,909	$277,473	$290,569	$2,708,928	$2,813,478

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on equity securities and fixed maturities by the length of time the security had continuously been in an unrealized loss position as of June 30, 2016 and December 31, 2015:

	Less Than 12 Months			12 Months or More			Total
June 30, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$45,129	$(23,136)	65	$154	$(20)	3	$45,283	$(23,156)
Preferred stock	7,957	(580)	4	—	—	—	7,957	(580)
States and political subdivision bonds	4,254	(10)	11	5,763	(182)	11	10,017	(192)
Foreign government	1,913	(340)	1	—	—	—	1,913	(340)
Corporate bonds	129,782	(6,751)	79	60,155	(10,837)	29	189,937	(17,588)
Residential mortgage-backed securities	1,162	(10)	3	1,209	(50)	3	2,371	(60)
Commercial mortgage-backed securities	20,834	(305)	7	28,114	(748)	12	48,948	(1,053)
Structured securities	99,167	(3,854)	47	43,237	(2,249)	21	142,404	(6,103)
Total	$310,198	$(34,986)	217	$138,632	$(14,086)	79	$448,830	$(49,072)
NGHC	$291,501	$(34,368)	207	$127,478	$(13,642)	65	$418,979	$(48,010)
Reciprocal Exchanges	18,697	(618)	10	11,154	(444)	14	29,851	(1,062)
Total	$310,198	$(34,986)	217	$138,632	$(14,086)	79	$448,830	$(49,072)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Common stock	$39,490	$(6,932)	5	$130	$(28)	2	$39,620	$(6,960)
U.S. Treasury	7,141	(48)	5	—	—	—	7,141	(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
There were 296 and 444 securities at June 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be an other-than-temporary impairment ("OTTI") loss. At June 30, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate and credit quality movements since their date of purchase. At June 30, 2016, we have determined that the unrealized losses on common stock were primarily due to continued weakness in the equities market for the communications, energy, industrial and transportation sectors during the second quarter of 2016, and to a lesser extent the expansion of our investment portfolio to include Century-National. Significant factors influencing our determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that we will not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For the three and six months ended June 30, 2016, we did not recognize any OTTI. For the three and six months ended June 30, 2015, we recognized OTTI of $1.5 million and $2.5 million, respectively, on investments based on our qualitative and quantitative review.

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(amounts in thousands)
Restricted cash	$10,899	$13,776
Restricted investments - fixed maturities, at fair value	42,476	40,174
Total	$53,375	$53,950

Other investments. The table below summarize the composition of our other investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(amounts in thousands)
Limited partnerships, equity method	$37,996	$5,691
Investments at cost or amortized cost	21,364	7,340
Total	$59,360	$13,031

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

As of June 30, 2016 and December 31, 2015, we had no collateralized lending transaction principal outstanding.

As of June 30, 2016 and December 31, 2015, we had collateralized borrowing transaction principal outstanding of $119.5 million and $52.5 million, respectively, at interest rates of 0.70% and 0.80%, respectively. Interest expense associated with these repurchase borrowing agreements for the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2015 was $0.0 million and $0.1 million, respectively. We had $137.4 million and $55.4 million of collateral pledged in support for these agreements as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $304.4 million, with our proportionate interest being $152.2 million. Total capital contributions of approximately $11.0 million and $1.1 million were made to the LSC Entities during the six months ended June 30, 2016 and 2015, respectively, for which we contributed approximately $5.5 million and $0.6 million, respectively, in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of June 30, 2016, the face value amounts of the 255 life insurance policies disclosed in the table below was approximately $1.6 billion. As of June 30, 2016, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of June 30, 2016. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of June 30, 2016
0 - 1	—	$—	$—
1 - 2	1	1,868	2,500
2 - 3	8	42,956	71,000
3 - 4	9	35,331	64,422
4 - 5	9	19,542	62,000
Thereafter	228	204,737	1,412,313
Total	255	$304,434	$1,612,235

(1)
The LSC Entities determined the fair value as of June 30, 2016 based on 215 policies out of 255 policies, as the LSC Entities assigned no value to 40 of the policies as of June 30, 2016. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2016:

(amounts in thousands, except number of life settlement contracts)	June 30, 2016
Number of policies with a negative value from discounted cash flow model as of period end	40
Premiums paid for the preceding twelve month period for period ended	$7,163
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2016, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2016	$64,353
2017	42,020
2018	43,105
2019	41,350
2020	37,788
Thereafter	443,511
Total	$672,127

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $225.0 million credit agreement, under which there was $50.0 million outstanding as of June 30, 2016. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $362.9 million and $360.1 million as of June 30, 2016 and December 31, 2015, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2016 and 2015, there were no and $16.6 million, respectively, of dividends or return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $824.2 million and $576.7 million in the six months ended June 30, 2016 and 2015, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents and total investments has increased from $2,950.0 million at December 31, 2015 to $3,553.4 million at June 30, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

(amounts in thousands)	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$155,133	$84,274
Investing activities	(269,768)	(217,566)
Financing activities	105,306	168,891
Effect of exchange rate changes on cash and cash equivalents	(1,254)	(153)
Net increase (decrease) in Cash and cash equivalents	$(10,583)	$35,446

Comparison of the Six Months Ended June 30, 2016 and 2015

Net cash provided by operating activities was $155.1 million for the six months ended June 30, 2016, compared to $84.3 million net cash provided by operating activities for the same period in 2015. For the six months ended June 30, 2016, net cash provided by operating activities increased by $70.9 million, primarily as a result of increased net income ($35.3 million) and an increase in unearned premiums, unpaid loss and loss expense reserves and reinsurance premium payable.

Net cash used in investing activities was $269.8 million for the six months ended June 30, 2016, compared to $217.6 million net cash used in investing activities for the same period in 2015. For the six months ended June 30, 2016, net cash used in investing activities increased by $52.2 million, primarily due to an increase of cash used for acquisitions ($54.1 million), an increase in the use of cash in purchases of investments ($69.8 million), partially offset by an increase of distributions from unconsolidated subsidiaries and proceeds received from sale of investments ($77.4 million).

Net cash provided by financing activities was $105.3 million for the six months ended June 30, 2016, compared to $168.9 million net cash provided by financing activities for the same period in 2015. For the six months ended June 30, 2016, net cash provided by financing activities decreased by $63.6 million, primarily due to the issuance of 7.50% Non-Cumulative Series B Preferred Stock in March and April 2015 ($159.6 million), increased payments of dividends in 2016 ($8.8 million), partially offset by an increase of cash from our credit facility borrowings ($50.0 million) and in the securities sold under repurchase agreements ($52.6 million) in 2016.

Condensed Consolidating Balance Sheet Information

The following tables present the condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,385,461	$290,569	$—	$2,676,030
Equity securities, available-for-sale, at fair value	110,500	—	—	110,500
Short-term investments	52,708	—	—	52,708
Equity investment in unconsolidated subsidiaries	245,703	—	—	245,703
Other investments	148,296	—	(88,936)	59,360
Securities pledged	137,448	—	—	137,448
Total investments	3,080,116	290,569	(88,936)	3,281,749
Cash and cash equivalents	258,704	12,990	—	271,694
Accrued investment income	24,738	2,643	(2,044)	25,337
Premiums and other receivables, net	835,683	58,402	(712)	893,373
Deferred acquisition costs	160,298	14,362	—	174,660
Reinsurance recoverable on unpaid losses	813,942	39,617	—	853,559
Prepaid reinsurance premiums	84,493	61,912	—	146,405
Income tax receivable	—	300	—	300
Notes receivable from related party	125,000	—	—	125,000
Due from affiliate	35,406	—	(5,632)	29,774
Premises and equipment, net	76,412	2,812	—	79,224
Intangible assets, net	358,267	25,433	—	383,700
Goodwill	208,971	—	—	208,971
Prepaid and other assets	39,106	89	—	39,195
Total assets	$6,101,136	$509,129	$(97,324)	$6,512,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,833,221	$133,531	$—	$1,966,752
Unearned premiums	1,276,637	148,502	—	1,425,139
Unearned service contract and other revenue	22,330	—	—	22,330
Reinsurance payable	70,033	22,640	(712)	91,961
Accounts payable and accrued expenses	274,784	6,541	(2,044)	279,281
Due to affiliate	—	13,152	(5,632)	7,520
Securities sold under agreements to repurchase, at contract value	119,472	—	—	119,472
Deferred tax liability	(5,557)	26,993	—	21,436
Income tax payable	24,883	—	—	24,883
Debt	678,715	88,936	(88,936)	678,715
Other liabilities	129,640	38,246	—	167,886
Total liabilities	4,424,158	478,541	(97,324)	4,805,375
Stockholders’ equity:
Common stock	1,059	—	—	1,059
Preferred stock	220,000	—	—	220,000
Additional paid-in capital	908,276	—	—	908,276
Accumulated other comprehensive income	44,724	—	—	44,724
Retained earnings	502,741	—	—	502,741
Total National General Holdings Corp. Stockholders' Equity	1,676,800	—	—	1,676,800
Non-controlling interest	178	30,588	—	30,766
Total stockholders’ equity	1,676,978	30,588	—	1,707,566
Total liabilities and stockholders' equity	$6,101,136	$509,129	$(97,324)	$6,512,941

	December 31, 2015
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,063,051	$238,969	$2,302,020
Equity securities, available-for-sale, at fair value	57,216	1,574	58,790
Short-term investments	1,528	1,999	3,527
Equity investment in unconsolidated subsidiaries	234,948	—	234,948
Other investments	13,031	—	13,031
Securities pledged	55,394	—	55,394
Total investments	2,425,168	242,542	2,667,710
Cash and cash equivalents	273,884	8,393	282,277
Accrued investment income	18,055	2,347	20,402
Premiums and other receivables, net	702,439	56,194	758,633
Deferred acquisition costs	136,728	23,803	160,531
Reinsurance recoverable on unpaid losses	794,091	39,085	833,176
Prepaid reinsurance premiums	66,613	61,730	128,343
Income tax receivable	—	300	300
Notes receivable from related party	125,057	—	125,057
Due from affiliate	29,476	12,060	41,536
Premises and equipment, net	42,599	332	42,931
Intangible assets, net	344,073	4,825	348,898
Goodwill	112,414	—	112,414
Prepaid and other assets	41,091	93	41,184
Total assets	$5,111,688	$451,704	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,623,232	$132,392	$1,755,624
Unearned premiums	1,046,313	146,186	1,192,499
Unearned service contract and other revenue	12,504	—	12,504
Reinsurance payable	54,815	14,357	69,172
Accounts payable and accrued expenses	265,057	19,845	284,902
Securities sold under agreements to repurchase, at contract value	52,484	—	52,484
Deferred tax liability	(20,477)	32,724	12,247
Income tax payable	5,593	—	5,593
Debt	446,061	45,476	491,537
Other liabilities	112,085	38,105	150,190
Total liabilities	3,597,667	429,085	4,026,752
Stockholders’ equity:
Common stock	1,056	—	1,056
Preferred stock	220,000	—	220,000
Additional paid-in capital	900,114	—	900,114
Accumulated other comprehensive income (loss)	(19,414)	—	(19,414)
Retained earnings	412,044	—	412,044
Total National General Holdings Corp. Stockholders' Equity	1,513,800	—	1,513,800
Non-controlling interest	221	22,619	22,840
Total stockholders’ equity	1,514,021	22,619	1,536,640
Total liabilities and stockholders' equity	$5,111,688	$451,704	$5,563,392

Other Material Changes in Financial Position

(amounts in thousands)	June 30, 2016	December 31, 2015
Selected Assets:
Premiums and other receivables, net	$893,373	$758,633
Selected Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,966,752	$1,755,624
Unearned premiums	$1,425,139	$1,192,499
Debt	$678,715	$491,537
Other liabilities	$167,886	$150,190

During the six months ended June 30, 2016, Premiums and other receivables, net increased by $134.7 million compared to December 31, 2015, primarily due to the acquisition of Century-National, ARS premium volume which is now written on our paper, and the seasonality of policy renewals in our A&H segment.

During the six months ended June 30, 2016, Unpaid loss and loss adjustment expense reserves increased by $211.1 million compared to December 31, 2015, primarily due to the acquisitions of Century-National and ARS in our P&C segment, and the increase in incurred but not reported claims in our A&H segment. Unearned premiums increased by $232.6 million compared to December 31, 2015, due to the acquisition of Century-National, ARS premium volume which is now written on our paper, and the seasonality of policy renewals in our A&H segment. Debt increased by $187.2 million compared to December 31, 2015, due to borrowings under our credit facility loan and the Century-National promissory note partially offset by our purchase of the Reciprocal Exchanges' surplus notes. Other liabilities increased by $17.7 million compared to December 31, 2015, primarily due to an increase in outstanding in process disbursements.

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

As of July 1, 2016, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $355.0 million in coverage in excess of a $20.0 million retention, with one reinstatement.

As of May 1, 2016, our new reinsurance property catastrophe excess of loss program went into effect protecting us against catastrophic events and other large losses. The property catastrophe program provides a total of $475.0 million in coverage in excess of a $50.0 million retention, with one reinstatement. Included in this coverage is drop down coverage to reduce the retention to $35.0 million provided there is a second event. The casualty program provides $45.0 million in coverage in excess of a $5.0 million retention. We pay a premium as consideration for ceding the risk.

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

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are our subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that we incur in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of our existing and future senior debt, including amounts outstanding under our revolving credit facility, our 6.75% Notes and certain of our other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three and six months ended June 30, 2016 was $1.9 million and $3.8 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of June 30, 2016.

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

Interest expense on the 6.75% Notes for the three and six months ended June 30, 2016 was $5.9 million and $11.7 million, respectively. Interest expense on the 6.75% Notes for the three and six months ended June 30, 2015 was $4.3 million and $8.5 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of June 30, 2016.

Revolving Credit Agreement

On January 25, 2016, we entered into a $225.0 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $25.0 million and an expansion feature not to exceed $50.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of June 30, 2016).

On May 31, 2016, we borrowed $50,000 under the Credit Agreement, Eurodollar borrowings was elected for interest rate. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.00% as of June 30, 2016 and will reset in November 30, 2016. Interest expense on the Credit Agreement for the three and six months ended June 30, 2016 was $0.1 million and $0.1 million, respectively. We were in compliance with all of the covenants under the Credit Agreement as of June 30, 2016.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2016 was $0.1 million and $0.1 million, respectively. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2015 was $0.1 million and $0.1 million, respectively.

Reciprocal Exchanges' Surplus Notes

The Reciprocal Exchanges issued surplus notes ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and six months ended June 30, 2015 was $3.8 million and $7.5 million, respectively, which includes amortization of $2.1 million and $4.2 million, respectively. Effective March 31, 2016, we purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88.9 million. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At June 30, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. Interest income and interest expense from the purchased date were also eliminated upon consolidation. (See Note 3, "Reciprocal Exchanges" and Note 14, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

Century-National Promissory Note

On June 1, 2016, in connection with the closing of our acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, we issued a promissory note ("Century-National Promissory Note") in the approximate amount of $182.3 million to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $91.1 million on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under our $225.0 million Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the three and six months ended June 30, 2016 was $0.6 million and $0.6 million, respectively.

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

As of June 30, 2016 and December 31, 2015, we had no collateralized lending transaction principal outstanding.

As of June 30, 2016 and December 31, 2015, we had collateralized borrowing transaction principal outstanding of $119.5 million and $52.5 million, respectively, at interest rates of 0.70% and 0.80%, respectively. Interest expense associated with these repurchase borrowing agreements for the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2015 was $0.0 million and $0.1 million, respectively. We had $137.4 million and $55.4 million of collateral pledged in support for these agreements as of June 30, 2016 and December 31, 2015, respectively.

ACP Re Credit Agreement

On July 28, 2016, NG Re Ltd., a subsidiary of the Company, AmTrust and its wholly-owned subsidiary AII, entered into a restatement agreement to the ACP Re Credit Agreement, dated September 15, 2014, among AmTrust, as Administrative Agent, ACP Re, ACP Re Holdings, LLC, as guarantor, and AII and NG Re Ltd., as Lenders. The terms of the Restatement Agreement, upon their effectiveness, will alter the original terms of the ACP Re Credit Agreement principally by lengthening the maturity date, reducing the interest rate and improving the credit profile. Such modification of terms is deemed to be a troubled debt restructuring under GAAP. We will possess a collateral interest of at least 115% of the $125.0 million outstanding balance based on the Maintenance Covenant within the Restatement Agreement. As such, management determined no write down or reserve in the carrying value of the loan will be required as a result of the terms of the Restatement Agreement. The need to evaluate the loan for impairment and classification as a TDR will be evaluated quarterly, as will the adequacy of the Company's reserve position based on collateral levels maintained (See Note 14, "Related Party" and Note 17, "Subsequent Events" in the notes to our condensed consolidated financial statements).

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

Interest Rate Risk. We had fixed maturities, securities pledged and preferred stock with a fair value of $2,829.2 million and a cost or amortized cost of $2,725.0 million as of June 30, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of June 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed maturities (including our securities pledged) and excluding $15.8 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of June 30, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$2,613,721	$(199,757)	(7.1)%
100 basis point increase	2,745,955	(67,523)	(2.4)
No change	2,813,478	—	—
100 basis point decrease	3,030,116	216,638	7.7
200 basis point decrease	3,187,671	374,193	13.3

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $687.3 million principal amount of debt instruments of which $632.3 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of June 30, 2016 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of Financial Reporting Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation as of March 31, 2016, the Company incorrectly analyzed certain provisions of ASU 2015-02 Consolidation related to accounting for variable interest entities which became effective for the periods commencing after December 15, 2015. The Company incorrectly consolidated the balance sheet of the Reciprocal Exchanges as of January 1, 2016 and its results of operations for the period ended March 31, 2016 in its Form 8-K filed on May 2, 2016 (the “Form 8-K”). The Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s financial reporting controls and procedures with respect to review and approvals of significant and unusual transactions were not operating effectively for the first quarter ended March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s control failure noted above and the consequential understatement in the Company’s shareholders’ equity in the Form 8-K resulted from a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the second quarter of 2016, the Company hired a controller with appropriate experience applying GAAP technical accounting guidance, as well as additional accounting personnel. In addition, the Company implemented controls around the identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include a renewed focus on the timely preparation and review of formal accounting memorandums to support our conclusions on technical accounting matters, formalized inquiry and communication among management, and greater use of research tools to assist in compliance with GAAP in regard to complex accounting transactions. As a result of the remediation activities and controls in place as of June 30, 2016 described above, the material weakness was considered remediated as the applicable controls operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls Over Financial Reporting

Except for our remediation efforts related to the material weakness identified as of and for the period ending March 31, 2016, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
4.1
Deposit Agreement, dated July 7, 2016, among National General Holdings Corp., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)

4.2	Form of depositary receipt (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
4.3	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
10.1
Promissory Note, dated June 1, 2016, issued by National General Holdings Corp. in favor of Kramer-Wilson Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016)

10.2
Agreement and Plan of Merger, dated as of June 24, 2016, by and among National General Holdings Corp., Bluebird Acquisition Corp., Elara Holdings, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2016)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
August 5, 2016
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer