Form 10-Q
period 2016-09-30
National General Holdings Corp.
filed 2016-11-08
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, the number of common shares of the registrant outstanding was 106,404,367.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $2,570,730 and $2,081,456)	$2,676,115	$2,063,051
Equity securities, available-for-sale, at fair value (cost $81,676 and $63,303)	83,596	57,216
Fixed maturities, trading, at fair value (amortized cost $31,057 and $0)	35,429	—
Equity securities, trading, at fair value (cost $24,133 and $0)	22,286	—
Short-term investments	142,530	1,528
Equity investment in unconsolidated subsidiaries	246,781	234,948
Other investments	64,788	13,031
Securities pledged (amortized cost $0 and $54,955)	—	55,394
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $279,901 and $244,069)	295,020	238,969
Equity securities, available-for-sale, at fair value (cost $0 and $1,501)	—	1,574
Short-term investments	3,596	1,999
Total investments	3,570,141	2,667,710
Cash and cash equivalents (Exchanges - $21,830 and $8,393)	216,374	282,277
Accrued investment income (Exchanges - $3,073 and $2,347)	25,876	20,402
Premiums and other receivables, net (Related parties $19,481 and $62,306) (Exchanges - $56,443 and $56,194)	923,758	758,633
Deferred acquisition costs (Exchanges - $23,282 and $23,803)	206,087	160,531
Reinsurance recoverable on unpaid losses (Related parties - $33,173 and $42,774) (Exchanges - $45,445 and $39,085)	917,708	833,176
Prepaid reinsurance premiums (Exchanges - $65,892 and $61,730)	154,574	128,343
Income tax receivable (Exchanges - $300 and $300)	300	300
Notes receivable from related party	127,049	125,057
Due from affiliate (Exchanges - $0 and $12,060)	10,964	41,536
Premises and equipment, net (Exchanges - $3,936 and $332)	83,732	42,931
Intangible assets, net (Exchanges - $18,229 and $4,825)	366,202	348,898
Goodwill	211,702	112,414
Prepaid and other assets (Exchanges - $92 and $93)	42,961	41,184
Total assets	$6,857,428	$5,563,392

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $140,821 and $132,392)	$2,086,934	$1,755,624
Unearned premiums (Exchanges - $156,042 and $146,186)	1,469,166	1,192,499
Unearned service contract and other revenue	13,644	12,504
Reinsurance payable (Related parties - $38,096 and $31,923) (Exchanges - $20,415 and $14,357)	100,708	69,172
Accounts payable and accrued expenses (Related parties - $27,285 and $51,755) (Exchanges - $4,956 and $19,845)	323,499	284,902
Securities sold under agreements to repurchase, at contract value	—	52,484
Deferred tax liability (Exchanges - $27,416 and $32,724)	26,879	12,247
Income tax payable	19,783	5,593
Debt (Exchanges owed to related party - $0 and $45,476)	675,507	491,537
Other liabilities (Exchanges - $44,952 and $38,105)	193,538	150,190
Total liabilities	4,909,658	4,026,752
Commitments (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,088,008 shares - 2016; authorized 150,000,000 shares, issued and outstanding 105,554,331 shares - 2015	1,061	1,056
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2016; authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015. Aggregate liquidation preference $420,000 - 2016, $220,000 - 2015	420,000	220,000
Additional paid-in capital	905,772	900,114
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(2,323)	(3,780)
Unrealized gains (losses) on investments	69,753	(15,634)
Total accumulated other comprehensive income (loss)	67,430	(19,414)
Retained earnings	518,418	412,044
Total National General Holdings Corp. Stockholders' Equity	1,912,681	1,513,800
Non-controlling interest (Exchanges - $34,876 and $22,619)	35,089	22,840
Total stockholders’ equity	1,947,770	1,536,640
Total liabilities and stockholders' equity	$6,857,428	$5,563,392

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premium income:
Gross premium written	$931,459	$626,685	$2,598,160	$1,845,821
Ceded premiums	(125,074)	(101,046)	(309,739)	(310,747)
Net premium written	806,385	525,639	2,288,421	1,535,074
Change in unearned premium	(36,535)	(22,378)	(150,711)	(83,832)
Net earned premium	769,850	503,261	2,137,710	1,451,242
Ceding commission income	14,597	12,150	24,406	27,200
Service and fee income	95,662	60,907	282,623	173,335
Net investment income	27,676	18,472	76,874	52,955
Net realized and unrealized gain (loss) on investments:
Other-than-temporary impairment loss	(22,102)	(6,009)	(22,102)	(8,492)
Portion of loss recognized in other comprehensive income	—	—	—	—
Other net realized and unrealized gain on investments	11,149	1,415	19,148	5,474
Net realized and unrealized loss on investments	(10,953)	(4,594)	(2,954)	(3,018)
Other revenue (expense)	(56)	(157)	258	(327)
Total revenues	896,776	590,039	2,518,917	1,701,387
Expenses:
Loss and loss adjustment expense	509,853	302,259	1,391,261	895,774
Acquisition costs and other underwriting expenses	140,740	108,744	362,513	295,131
General and administrative expenses	198,737	118,581	566,484	343,426
Interest expense	10,455	9,428	28,535	27,109
Total expenses	859,785	539,012	2,348,793	1,561,440
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	36,991	51,027	170,124	139,947
Provision for income taxes	8,805	8,614	41,439	24,892
Income before equity in earnings of unconsolidated subsidiaries	28,186	42,413	128,685	115,055
Equity in earnings of unconsolidated subsidiaries	2,953	2,288	16,991	8,900
Net income	31,139	44,701	145,676	123,955
Less: Net (income) loss attributable to non-controlling interest	(3,009)	(1,588)	(12,249)	453
Net income attributable to National General Holdings Corp. ("NGHC")	$28,130	$43,113	$133,427	$124,408
Dividends on preferred stock	(8,208)	(4,125)	(16,458)	(9,900)
Net income attributable to NGHC common stockholders	$19,922	$38,988	$116,969	$114,508
Earnings per common share:
Basic earnings per share	$0.19	$0.39	$1.11	$1.19
Diluted earnings per share	$0.18	$0.38	$1.08	$1.16
Dividends declared per common share	$0.04	$0.02	$0.10	$0.06
Weighted average shares common shares outstanding:
Basic	106,002,337	100,360,687	105,801,817	95,877,178
Diluted	108,423,998	102,940,728	108,053,177	98,314,808

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$31,139	$44,701	$145,676	$123,955
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,812	(208)	1,457	3,544
Gross unrealized holding gain (loss) on securities, net of tax of $6,413 and $(9,906) for the three months ended September 30, 2016 and 2015, respectively, and $47,459 and $(14,433) for the nine months ended September 30, 2016 and 2015, respectively	11,910	(15,681)	88,139	(26,746)
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax of $7,736 and $2,103 for the three months ended September 30, 2016 and 2015, respectively, and $7,736 and $2,972 for the nine months ended September 30, 2016 and 2015, respectively	14,366	3,906	14,366	5,520
Other net realized and unrealized gain on investments, net of tax of $(2,190) and $(495) for the three months ended September 30, 2016 and 2015, respectively, and $(4,990) and $(1,916) for the nine months ended September 30, 2016 and 2015, respectively	(4,068)	(920)	(9,267)	(3,558)
Other comprehensive income (loss), net of tax	24,020	(12,903)	94,695	(21,240)
Comprehensive income	55,159	31,798	240,371	102,715
Less: Comprehensive (income) loss attributable to non-controlling interest	(4,323)	(1,232)	(20,100)	3,947
Comprehensive income attributable to NGHC	$50,836	$30,566	$220,271	$106,662

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Nine Months Ended September 30, 2016
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$412,044	$(19,414)	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	133,427	—	12,249	145,676
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,457	—	1,457
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	85,387	7,851	93,238
Reciprocal Exchanges' equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	14,768	14,768
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Issuance of preferred stock	—	—	200,000	200,000	(6,482)	—	—	—	193,518
Common stock dividends	—	—	—	—	—	(10,595)	—	—	(10,595)
Preferred stock dividends	—	—	—	—	—	(16,458)	—	—	(16,458)
Common stock issued under employee stock plans and exercises of stock options	533,677	5	—	—	4,203	—	—	—	4,208
Stock-based compensation	—	—	—	—	6,471	—	—	—	6,471
Tax benefit from stock-based compensation	—	—	—	—	1,616	—	—	—	1,616
Balance September 30, 2016	106,088,008	$1,061	2,565,000	$420,000	$905,772	$518,418	$67,430	$35,089	$1,947,770

	Nine Months Ended September 30, 2015
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance January 1, 2015	93,427,382	$934	2,200,000	$55,000	$690,736	$292,832	$20,192	$13,756	$1,073,450
Net income (loss)	—	—	—	—	—	124,408	—	(453)	123,955
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,544	—	3,544
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	(21,290)	(3,494)	(24,784)
Change in non-controlling interest	—	—	—	—	—	—	—	(980)	(980)
Issuance of common stock	11,500,000	115	—	—	210,527	—	—	—	210,642
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock dividends	—	—	—	—	—	(5,813)	—	—	(5,813)
Preferred stock dividends	—	—	—	—	—	(9,900)	—	—	(9,900)
Common stock issued under employee stock plans and exercises of stock options	506,511	5	—	—	1,667	—	—	—	1,672
Stock-based compensation	—	—	—	—	(782)	—	—	—	(782)
Balance September 30, 2015	105,433,893	$1,054	2,365,000	$220,000	$896,700	$401,527	$2,446	$8,829	$1,530,556

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$145,676	$123,955
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,461	22,134
Net amortization of premium (discount) on fixed maturities	(945)	4,179
Net amortization of discount on debt	551	6,298
Stock-compensation expense	6,471	3,444
Bad debt expense	22,816	16,645
Other-than-temporary impairment loss	22,102	8,492
Other net realized and unrealized gain on investments	(19,148)	(5,474)
Equity in earnings of unconsolidated subsidiaries	(16,991)	(8,900)
Foreign currency translation adjustment	(50)	(1,438)
Changes in assets and liabilities:
Accrued investment income	(3,593)	(4,208)
Premiums and other receivables	(121,010)	(92,274)
Deferred acquisition costs	(68,595)	(26,577)
Reinsurance recoverable on unpaid losses	(67,317)	18,526
Prepaid reinsurance premiums	(15,532)	(28,707)
Prepaid expenses and other assets	(215)	7,158
Unpaid loss and loss adjustment expense reserves	185,425	3,165
Unearned premiums	166,609	110,306
Unearned service contract and other revenue	1,140	(1,186)
Reinsurance payable	27,665	(18,829)
Accounts payable	(26,749)	526
Income tax payable	14,026	(30,244)
Deferred tax liability	(24,504)	2,743
Other liabilities	36,664	101,530
Net cash provided by operating activities	313,957	211,264
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(532,387)	(642,838)
Proceeds from sale and maturity of fixed maturities, available-for-sale	421,454	276,697
Purchases of equity securities, available-for-sale	(25,176)	(11,085)
Proceeds from sale of equity securities, available-for-sale	41,225	2,339
Purchases of trading investments	(36,519)	—
Proceeds from sale and maturity of trading investments	7,412	—
Purchases of short-term investments	(162,980)	(82,162)
Proceeds from sale of short-term investments	17,754	83,672
Investment in unconsolidated subsidiaries	(6,568)	(68,859)
Distributions from unconsolidated subsidiaries	12,033	2,059
Purchases of other investments	(141,108)	(3,474)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

Proceeds from sale of other investments	6,630	—
Purchases of premises and equipment	(24,341)	(9,584)
Acquisition of consolidated subsidiaries, net of cash	(126,008)	(61,413)
Decrease in cash due to deconsolidation of the Reciprocal Exchanges	(8,393)	—
Increase in cash due to consolidation of the Reciprocal Exchanges	2,673	—
Net cash used in investing activities	(554,299)	(514,648)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(52,484)	(5,363)
Proceeds from debt	50,000	96,550
Repayments of debt	—	(631)
Return of capital	(150)	—
Issuance of common stock, net (fees $0 and $7,858, respectively)	—	210,642
Issuance of preferred stock, net (fees $6,482 and $5,448, respectively)	193,518	159,552
Dividends paid to common shareholders	(9,528)	(5,610)
Dividends paid to preferred shareholders	(12,375)	(6,806)
Exercises of stock options	7,271	1,672
Net cash provided by financing activities	176,252	450,006
Effect of exchange rate changes on cash and cash equivalents	(1,813)	(341)
Net increase (decrease) in cash and cash equivalents	(65,903)	146,281
Cash and cash equivalents, beginning of the period	282,277	132,615
Cash and cash equivalents, end of the period	$216,374	$278,896

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20,846	$52,700
Cash paid for interest	18,089	8,524
Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$178,894	$—
Unsettled investment security purchases	22,059	—
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	22,619	—
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	14,768	—
Accrued common stock dividends	4,245	2,070
Accrued preferred stock dividends	8,208	4,125

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

The unaudited condensed consolidated balance sheet as of September 30, 2016 and the audited condensed consolidated balance sheet as of December 31, 2015, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or "Exchanges"). The unaudited condensed financial statements for the nine months ended September 30, 2016 excludes the accounts and operations of the Reciprocal Exchanges, from January 1, 2016 to March 31, 2016, as these entities did not meet the criteria for consolidation under FASB ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," during that period but met the criteria on March 31, 2016. As discussed in Note 2, “Recent Accounting Pronouncements,” ASU 2015-02 was adopted using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. As a result, periods prior to the adoption were not impacted by the deconsolidation of the Reciprocal Exchanges.

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

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance, or potential significance, to the Company.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" to address concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 amends certain areas in the consolidation analysis including: (i) the effect of related parties on the primary beneficiary determination; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; and (iv) certain investment funds. The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 required the Company to evaluate whether its VIEs met the amended criteria for consolidation at the earliest date of involvement unless certain reconsideration events existed. The Reciprocal Exchanges were evaluated based on the facts and circumstances that existed in September 2014 when the Company acquired the managing entities for the Reciprocal Exchanges. As a result of the evaluation, the Company was not required to consolidate the Reciprocal Exchanges as of January 1, 2016 (the Reciprocal Exchanges had previously been included in the Company’s consolidated results). The Company adopted ASU 2015-02 using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. The total NGHC stockholders’ equity was not affected by this change. On March 31, 2016, the Company purchased the surplus notes representing the obligation of the Reciprocal Exchanges from a related party for consideration of $88,900. (See Note 3, "Reciprocal Exchanges" for additional information). The Company has significant economic interest in the Reciprocal Exchanges due to its ownership of the surplus notes. In addition, the Company, through its wholly-owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds the surplus notes, would absorb

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Therefore, the Company was required to consolidate the Reciprocal Exchanges at March 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 affect all entities that hold financial assets or owe financial liabilities and make targeted improvements to existing GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requiring an entity to present separately in other comprehensive income ("OCI") the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of the following provisions in ASU 2016-01 is permitted as of the beginning of the fiscal year

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of adoption: (i) the "own credit" provision, in which an organization should present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (ii) the provision that exempts entities that are not public business entities from the requirement to apply the fair value of financial instruments disclosure guidance. Except for the early application guidance discussed above, early adoption of the amendments in ASU 2016-01 is not permitted. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company currently records equity securities, available-for-sale, at fair value. As of September 30, 2016 and December 31, 2015, the Company had $1,248 and $(3,909), respectively, of net unrealized gains (losses), net of tax, for equity securities, available-for-sale, recognized as a component of accumulated other comprehensive income (loss) ("AOCI").

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

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which sought to address certain issues identified in the guidance by reducing the potential for diversity in practice at initial application and the cost and complexity of applying the guidance in Topic 606 both at transition and on an ongoing basis as noted: 1) assessing the collectibility criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for Step 1 (applying paragraph 606-10-25-7), the amendments in ASU 2016-12 clarify the objective of the collectibility criterion in Step 1. The objective of this assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments in ASU 2016-12 also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable; 2) presentation of sales taxes and other similar taxes collected from customers, the amendments in ASU 2016-12 permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

price; 3) noncash consideration, the amendments in ASU 2016-12 specify that the measurement date for noncash consideration is contract inception and clarify that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration; 4) contract modifications at transition, the amendments in ASU 2016-12 provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with the guidance in Topic 606 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; 5) completed contracts at transition, the amendments in ASU 2016-12 clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts; 6) technical correction, the amendments in ASU 2016-12 clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirement for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

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

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of ASU 2016-15 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which allows an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 eliminates the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

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

For the three months ended September 30, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $52,829, $49,856 and $2,973, respectively. For the nine months ended September 30, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $107,350, $95,153 and $12,197, respectively. For the three months ended September 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $52,498, $50,934 and $1,564, respectively. For the nine months ended September 30, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $136,702, $137,223 and $(521), respectively.

For the three months ended September 30, 2016 and 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amounts of $11,334 and $11,194, respectively. For the nine months ended September 30, 2016 and 2015, the Company earned service and fee income from the Reciprocal Exchanges in the amounts of $31,731 and $30,504, respectively. Such amounts are eliminated in the Company's consolidated earnings, except for $9,590 of service and fee income included in the nine months ended September 30, 2016, for the period in which the Company and the Reciprocal Exchanges did not meet requirements for consolidation.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities and securities pledged:
U.S. Treasury	$22,397	$1,594	$—	$23,991
Federal agencies	431	8	—	439
States and political subdivision bonds	403,649	11,801	(374)	415,076
Foreign government	60,084	978	(352)	60,710
Corporate bonds	1,574,781	92,902	(5,400)	1,662,283
Residential mortgage-backed securities	401,765	12,886	(61)	414,590
Commercial mortgage-backed securities	106,280	3,471	(448)	109,303
Structured securities	281,244	4,512	(1,013)	284,743
Total fixed maturities and securities pledged	2,850,631	128,152	(7,648)	2,971,135
Equity securities:
Common stock	65,855	5,061	(3,141)	67,775
Preferred stock	15,821	515	(515)	15,821
Total equity securities	81,676	5,576	(3,656)	83,596
Total	$2,932,307	$133,728	$(11,304)	$3,054,731
Less: Securities pledged	—	—	—	—
Total net of securities pledged	$2,932,307	$133,728	$(11,304)	$3,054,731
NGHC	$2,652,406	$118,161	$(10,856)	$2,759,711
Reciprocal Exchanges	279,901	15,567	(448)	295,020
Total	$2,932,307	$133,728	$(11,304)	$3,054,731

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities and securities pledged:
U.S. Treasury	$19,348	$1,052	$(48)	$20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total fixed maturities and securities pledged	2,380,480	34,819	(57,885)	2,357,414
Equity securities:
Common stock	53,356	569	(6,960)	46,965
Preferred stock	11,448	377	—	11,825
Total equity securities	64,804	946	(6,960)	58,790
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

As of September 30, 2016 and December 31, 2015, the Company had no other-than-temporary impairments ("OTTI")recognized in AOCI.

Proceeds from sales of fixed maturities and equity securities classified as available for sale were $163,885 and $34,012 during the three months ended September 30, 2016 and 2015, respectively. Proceeds from sales of fixed maturities and equity securities classified as available for sale were $352,282 and $148,508 during the nine months ended September 30, 2016 and 2015, respectively.

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of September 30, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$34,921	$35,088	$75	$76	$34,996	$35,164
Due after one year through five years	479,553	501,849	42,896	45,598	522,449	547,447
Due after five years through ten years	1,223,595	1,280,579	179,652	190,135	1,403,247	1,470,714
Due after ten years	347,517	357,760	34,377	36,157	381,894	393,917
Mortgage-backed securities	485,144	500,839	22,901	23,054	508,045	523,893
Total	$2,570,730	$2,676,115	$279,901	$295,020	$2,850,631	$2,971,135

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position as of September 30, 2016 and December 31, 2015.

	Less Than 12 Months			12 Months or More			Total
September 30, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
States and political subdivision bonds	$40,021	$(203)	49	$5,457	$(171)	10	$45,478	$(374)
Foreign government	17,742	(352)	4	—	—	—	17,742	(352)
Corporate bonds	141,601	(3,950)	51	31,439	(1,450)	24	173,040	(5,400)
Residential mortgage-backed securities	6,096	(19)	4	2,278	(42)	5	8,374	(61)
Commercial mortgage-backed securities	8,015	(127)	4	5,392	(321)	4	13,407	(448)
Structured securities	28,733	(113)	15	39,953	(900)	20	68,686	(1,013)
Equity securities:
Common stock	14,882	(3,133)	32	168	(8)	3	15,050	(3,141)
Preferred stock	10,410	(515)	6	—	—	—	10,410	(515)
Total	$267,500	$(8,412)	165	$84,687	$(2,892)	66	$352,187	$(11,304)
NGHC	$255,970	$(8,231)	156	$77,117	$(2,625)	51	$333,087	$(10,856)
Reciprocal Exchanges	11,530	(181)	9	7,570	(267)	15	19,100	(448)
Total	$267,500	$(8,412)	165	$84,687	$(2,892)	66	$352,187	$(11,304)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$7,141	$(48)	5	$—	$—	—	$7,141	$(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Equity securities:
Common stock	39,490	(6,932)	5	130	(28)	2	39,620	(6,960)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

There were 231 and 444 securities at September 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. At September 30, 2016, the Company determined that the unrealized losses on fixed maturities were primarily due to fluctuations in market interest rates since their date of purchase. At September 30, 2016, the Company determined that the unrealized losses on common stock were primarily due to continued weakness in the equities market. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of September 30, 2016 and December 31, 2015, of the $2,892 and $10,355, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $467 and $8,466, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of its amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

The Company reviewed its investments at September 30, 2016, and determined that no additional OTTI existed in the gross unrealized holding losses other than certain fixed maturities and equity securities, that were in a loss position, for which the Company had the intention to sell before it can recover its cost basis. At September 30, 2016 the Company intends to sell these securities. The impairment for these securities is equal to the difference between its amortized cost or cost and its fair value, and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities - Corporate bonds	$7,238	$6,009	$7,238	$6,009
Equity securities - Common stock	14,864	—	14,864	2,483
Total OTTI loss recognized in earnings	$22,102	$6,009	$22,102	$8,492
NGHC	$22,102	$6,009	$22,102	$8,492
Reciprocal Exchanges	—	—	—	—
Total OTTI loss recognized in earnings	$22,102	$6,009	$22,102	$8,492

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment and the Company does not have the intention to sell, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. For the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any impairment charges due to credit loss for which a portion of the OTTI was recognized in AOCI.

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate bonds and residential and commercial mortgage-backed or structured securities. For corporate bond securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and structured securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.

Among the factors that management considers for equity securities and other invested assets are the length of time and/or the significance of decline below cost, the Company’s ability and intent to hold these securities through their recovery periods, the current financial condition of the issuer and its future business prospects, and the ability of the market value to recover to cost in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, the cost basis of the security is adjusted to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.

(c) Unrealized Gains and Losses

Unrealized gains (losses) on investments classified as available for sale as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Net unrealized gain (loss) on fixed maturities	$120,504	$(23,066)
Net unrealized gain (loss) on common stock	1,920	(6,391)
Net unrealized gain on preferred stock	—	377
Net unrealized gain (loss) on other	8	(20)
Deferred income tax	(42,851)	10,185
Unrealized gains (losses), net of deferred income tax	$79,581	$(18,915)
NGHC	$69,753	$(15,634)
Reciprocal Exchanges	9,828	(3,281)
Unrealized gains (losses), net of deferred income tax	79,581	(18,915)
Non-controlling interest	(9,828)	3,281
NGHC unrealized gains (losses), net of deferred income tax	$69,753	$(15,634)

Nine Months Ended September 30, 2016 and 2015:	September 30, 2016	September 30, 2015
NGHC change in unrealized gains (losses), net of deferred income tax	$85,387	$(21,290)
Non-controlling interest change in unrealized gains (losses), net of deferred income tax	$7,851	$(3,494)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Trading Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on trading securities were as follows:

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
Corporate bonds	$31,057	$4,419	$(47)	$35,429
Equity securities:
Common stock	24,133	1,180	(3,027)	22,286
Total	$55,190	$5,599	$(3,074)	$57,715
NGHC	$55,190	$5,599	$(3,074)	$57,715
Reciprocal Exchanges	—	—	—	—
Total	$55,190	$5,599	$(3,074)	$57,715

Proceeds from sales of trading securities were $7,412 and $7,412 during the three and nine months ended September 30, 2016, respectively. The Company reclassified certain available-for-sale securities to trading securities for the purpose of buying and selling them in the near term and benefit from the change in market prices or spreads.

(e) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Cash and short-term investments	$1,265	$2	$4,122	$11
Fixed maturities	26,129	17,321	69,747	48,243
Equity securities	996	102	1,387	299
Investment income	28,390	17,425	75,256	48,553
Investment expenses	(2,479)	(1,110)	(5,163)	(2,381)
Repurchase agreements interest income (expense)	(102)	78	(422)	(25)
Other income (1)	1,867	2,079	7,203	6,808
Net Investment Income	$27,676	$18,472	$76,874	$52,955
NGHC	$24,271	$16,140	$71,221	$46,403
Reciprocal Exchanges	3,405	2,332	5,653	6,552
Net Investment Income	$27,676	$18,472	$76,874	$52,955

(1) Includes interest income of $2,049 and $2,115 for the three months ended September 30, 2016 and 2015, respectively, and $6,424 and $6,514 for the nine months ended September 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement. (See Note 15, "Related Party Transactions" for additional information).

(f) Net Realized and Unrealized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The tables below indicate impairment write-downs on investments, realized gains and losses on available-for-sale securities, and realized and unrealized gains and losses on trading securities for the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016 the Company reclassified $23,636 available-for-sale securities to trading securities with $58 gross gains and $3,050 gross losses from AOCI to earnings.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(22,102)	$(22,102)
Fixed maturities, available-for-sale	15,796	(2,299)	13,497
Equity securities, available-for-sale	1,536	(5,783)	(4,247)
Fixed maturities, trading	4,427	(533)	3,894
Equity securities, trading	1,374	(3,369)	(1,995)
Net realized and unrealized gain (loss) on investments	$23,133	$(34,086)	$(10,953)
NGHC	$23,037	$(34,086)	$(11,049)
Reciprocal Exchanges	96	—	96
Net realized and unrealized gain (loss) on investments	$23,133	$(34,086)	$(10,953)

Three Months Ended September 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(6,009)	$(6,009)
Fixed maturities, available-for-sale	1,579	(109)	1,470
Equity securities, available-for-sale	—	(55)	(55)
Net realized and unrealized gain (loss) on investments	$1,579	$(6,173)	$(4,594)
NGHC	$1,349	$(6,067)	$(4,718)
Reciprocal Exchanges	230	(106)	124
Net realized and unrealized gain (loss) on investments	$1,579	$(6,173)	$(4,594)

Nine Months Ended September 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(22,102)	$(22,102)
Fixed maturities, available-for-sale	25,648	(4,563)	21,085
Equity securities, available-for-sale	2,240	(6,076)	(3,836)
Fixed maturities, trading	4,427	(533)	3,894
Equity securities, trading	1,374	(3,369)	(1,995)
Net realized and unrealized gain (loss) on investments	$33,689	$(36,643)	$(2,954)
NGHC	$33,423	$(36,614)	$(3,191)
Reciprocal Exchanges	266	(29)	237
Net realized and unrealized gain (loss) on investments	$33,689	$(36,643)	$(2,954)

Nine Months Ended September 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(8,492)	$(8,492)
Fixed maturities, available-for-sale	6,669	(1,145)	5,524
Equity securities, available-for-sale	5	(55)	(50)
Net realized and unrealized gain (loss) on investments	$6,674	$(9,692)	$(3,018)
NGHC	$5,537	$(8,826)	$(3,289)
Reciprocal Exchanges	1,137	(866)	271
Net realized and unrealized gain (loss) on investments	$6,674	$(9,692)	$(3,018)

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(g) Credit Quality of Investments

The tables below summarize the credit quality of the Company's fixed maturities, securities pledged and preferred securities as of September 30, 2016 and December 31, 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
September 30, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$16,463	$18,006	0.7%	$5,934	$5,985	2.0%
AAA	224,610	230,539	8.5%	19,506	19,714	6.7%
AA, AA+, AA-	750,467	773,631	28.4%	27,927	30,011	10.2%
A, A+, A-	680,757	711,917	26.1%	84,218	89,524	30.3%
BBB, BBB+, BBB-	702,716	734,792	26.9%	129,314	135,531	45.9%
BB+ and lower	242,595	258,480	9.4%	13,002	14,255	4.9%
Total	$2,617,608	$2,727,365	100.0%	$279,901	$295,020	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of the Company's corporate bond holdings and industry concentrations as of September 30, 2016 and December 31, 2015.

September 30, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial institutions	0.5%	2.6%	19.9%	11.1%	2.1%	$615,292	36.2%
Industrials	—%	3.1%	15.7%	28.1%	8.5%	939,758	55.4%
Utilities/Other	0.9%	0.1%	2.3%	3.0%	2.1%	142,662	8.4%
Total	1.4%	5.8%	37.9%	42.2%	12.7%	$1,697,712	100.0%
NGHC	1.4%	5.3%	32.9%	34.4%	11.9%	$1,458,583	85.9%
Reciprocal Exchanges	—%	0.5%	5.0%	7.8%	0.8%	239,129	14.1%
Total	1.4%	5.8%	37.9%	42.2%	12.7%	$1,697,712	100.0%

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

(h) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of the Company's restricted assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Restricted cash	$13,688	$13,776
Restricted investments - fixed maturities, at fair value	47,118	40,174
Total	$60,806	$53,950

The increase in restricted cash and restricted investments from December 31, 2015 to September 30, 2016, was primarily due to the Company's acquisition of Century-National Insurance Company.

(i) Short-term Investments and Other Investments

The Company had short-term investments of $146,126 and $3,527, as of September 30, 2016 and December 31, 2015, respectively. Short-term investments consisted of commercial paper issued by large banks and corporations, this commercial paper was rated by Standard & Poor’s as A, A+ and A-. The increase from December 31, 2015 to September 30, 2016 was a result of the Company's issuance of preferred stock.

The table below summarizes the composition of other investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Limited partnerships, equity method	$36,745	$5,691
Investments at cost or amortized cost	28,043	7,340
Total	$64,788	$13,031

The Company’s other investments consisted primarily of limited partnerships, having investments in residential and commercial real estate, real estate debt funds and preferred securities. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts. The increase from December 31, 2015 to September 30, 2016 was to diversify the Company’s alternative investment portfolio.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(j) Reverse Repurchase and Repurchase Agreements

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

As of September 30, 2016 and December 31, 2015, the Company had no collateralized lending transaction principal outstanding.

As of September 30, 2016, the Company had no collateralized borrowings transactions. As of December 31, 2015, the Company had collateralized borrowing transaction principal outstanding of $52,484, at interest rate of 0.80%. Interest expense associated with these repurchase borrowing agreements for the three and nine months ended September 30, 2016 was $102 and $422, respectively, and for the three and nine months ended September 30, 2015 was $78 interest income and $25 interest expense, respectively. The Company had $55,394 of collateral pledged in support for these agreements as of December 31, 2015.

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

There are potential risks associated with repurchase agreements and the related collateral pledged, including obligations arising from a decline in the market value of the collateral pledged. The Company is generally required to maintain collateral in the amount of 105.0% to 110.0% of the value of the securities the Company has sold with agreement to repurchase, which are subject to daily mark-to-market margining (i.e., if the collateral falls in value, a margin call can be triggered requiring the Company to pay cash or post extra securities to maintain the 105.0% to 110.0% threshold). Conversely, if the value of the Company’s collateral pledged appreciates in value there is credit risk that the lending counterparty could default and not return/sell the securities back.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2016 and December 31, 2015.

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

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. (See Note 10, "Debt" for additional information).

The Company's 7.625% Notes are publicly traded and classified as Level 1 in the fair value hierarchy. The Company's 6.75% Notes are not publicly traded and their fair value as of September 30, 2016 was determined using market-based metrics and the magnitude and timing of contractual interest and principal payments. The fair value of the Company’s 6.75% Notes as of December 31, 2015 was determined using the direct transaction method of the Market Approach. The Company executed an arm’s length private market transaction in the 6.75% Notes in the fourth quarter of 2015 which provided reasonably supportable indication of fair value for the 6.75% Notes as of December 31, 2015. Non-direct market-based metrics and the magnitude and timing of contractual interest and principal payments were analyzed to support the indication of fair value provided by the direct transaction method of the Market Approach as of December 31, 2015. As of September 30, 2016 and December 31, 2015, the fair value of the Company's Imperial Surplus Notes, which are not publicly traded were valued using the Black-Derman-Toy interest rate lattice model. As of September 30, 2016, the fair value of the Credit Agreement was determined using the discounted cash flow method. As of September 30, 2016, the fair value of the Century-National Promissory Note was determined using the direct transaction method of the Market Approach. The Century-National Promissory Note is not a publicly traded instrument. The Company executed an arm’s length private market transaction on June 1, 2016 which provided reasonably supportable indication of fair value for the Century-National Promissory Note as of September 30, 2016 given the proximity to the valuation date. Non-direct market-based metrics and the magnitude and timing of contractual interest and principal payments were analyzed to support the indication of fair value provided by the direct transaction method of the Market Approach as of September 30, 2016.

The Company's 6.75% Notes, Imperial Surplus Notes, Credit Agreement, Century-National Promissory Note and Reciprocal Exchanges' Surplus Notes are classified as Level 3 in the fair value hierarchy. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At September 30, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. (See Note 15, "Related Party Transactions" for additional information).

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	September 30, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,648	$103,880	$96,583	$98,240
6.75% Notes	344,965	379,668	344,478	350,000
Credit Agreement	50,000	53,778	—	—
Imperial Surplus Notes	5,000	4,985	5,000	4,979
Century-National Promissory Note	178,894	179,313	—	—
Reciprocal Exchanges' Surplus Notes	—	—	45,476	50,300
Total	$675,507	$721,624	$491,537	$503,519

Contingent payments - The fair value of contingent payments, as described below, are classified as Level 3 in the fair value hierarchy.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

September 30, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities and securities pledged:
U.S. Treasury	$23,991	$—	$—	$23,991
Federal agencies	439	—	—	439
States and political subdivision bonds	—	415,076	—	415,076
Foreign government	—	60,710	—	60,710
Corporate bonds	—	1,662,283	—	1,662,283
Residential mortgage-backed securities	—	414,590	—	414,590
Commercial mortgage-backed securities	—	109,303	—	109,303
Structured securities	—	284,743	—	284,743
Total fixed maturities and securities pledged	24,430	2,946,705	—	2,971,135
Equity securities:
Common stock	67,775	—	—	67,775
Preferred stock	—	15,821	—	15,821
Total equity securities	67,775	15,821	—	83,596
Total available-for-sale securities	92,205	2,962,526	—	3,054,731
Trading securities:
Fixed maturities - Corporate bonds	—	35,429	—	35,429
Equity securities - Common stock	22,286	—	—	22,286
Total trading securities	22,286	35,429	—	57,715
Short-term investments	—	146,126	—	146,126
Total assets	$114,491	$3,144,081	$—	$3,258,572
NGHC	$104,910	$2,855,046	$—	$2,959,956
Reciprocal Exchanges	9,581	289,035	—	298,616
Total assets	$114,491	$3,144,081	$—	$3,258,572

Liabilities
Contingent payments	$—	$—	$4,927	$4,927
Total liabilities	$—	$—	$4,927	$4,927
NGHC	$—	$—	$4,927	$4,927
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$4,927	$4,927

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities and securities pledged:
U.S. Treasury	$20,352	$—	$—	$20,352
Federal agencies	1,952	—	—	1,952
States and political subdivision bonds	—	196,924	—	196,924
Foreign government	—	31,062	—	31,062
Corporate bonds	—	1,349,658	—	1,349,658
Residential mortgage-backed securities	—	424,569	—	424,569
Commercial mortgage-backed securities	—	132,205	—	132,205
Structured securities	—	200,692	—	200,692
Total fixed maturities and securities pledged	22,304	2,335,110	—	2,357,414
Equity securities:
Common stock	46,965	—	—	46,965
Preferred stock	—	11,825	—	11,825
Total equity securities	46,965	11,825	—	58,790
Total available-for-sale securities	69,269	2,346,935	—	2,416,204
Short-term investments	—	3,527	—	3,527
Total assets	$69,269	$2,350,462	$—	$2,419,731
NGHC	$61,413	$2,115,776	$—	$2,177,189
Reciprocal Exchanges	7,856	234,686	—	242,542
Total assets	$69,269	$2,350,462	$—	$2,419,731

Liabilities
Contingent payments	$—	$—	$24,652	$24,652
Total liabilities	$—	$—	$24,652	$24,652
NGHC	$—	$—	$24,652	$24,652
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$24,652	$24,652

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Balance as of January 1, 2016	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Contingent payments	$24,652	$(707)	$—	$—	$(19,018)	$—	$4,927
Total liabilities	$24,652	$(707)	$—	$—	$(19,018)	$—	$4,927

	Balance as of January 1, 2015	Net income / loss	Other comprehensive income (loss)	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Common stock	$34,389	$—	$2,526	$—	$—	$(36,915)	$—
Total assets	$34,389	$—	$2,526	$—	$—	$(36,915)	$—

Contingent payments	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652
Total liabilities	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652

As of December 31, 2015, the fair value measurement for the Company's ACP Re contingent payments of $16,071 was valued based on discounted cash flows (see Note 15, "Related Party Transactions" for additional information). As of September 30, 2016 and December 31, 2015, the fair value measurement for the Company's contingent payments related to the acquisition of Assigned Risk Solutions Ltd. of $2,677 and $4,081, respectively, and the contingent payments related to the acquisition of Healthcare Solutions Team, LLC of $2,250 and $4,500, respectively, were valued based on estimated earnings and projected payouts.

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the three and nine months ended September 30, 2016. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2015, the Company transferred $36,915 out of Level 3 and into Level 1 due to the public offering of a previously privately-placed common stock investment. The Company's policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

Other than Goodwill, the Company does not measure any assets or liabilities at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 8, "Goodwill and Intangible Assets, Net" for additional information on how the Company tested goodwill for impairment.

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

6. Equity Investments in Unconsolidated Subsidiaries

The Company has a 50% ownership interest in each of three entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); and AMT Capital Holdings, S.A. (“AMTCH ”).

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

Tiger, AMT Alpha and AMTCH (collectively “LSC Entities”) are considered to be VIEs, for which the Company is not a primary beneficiary. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

quantitative factors, including, but not limited to, activities that most significantly impact the VIE's economic performance and which party controls such activities. The Company does not have the ability to direct the activities of the LSC Entities that most significantly impact its economic performance. The Company’s maximum exposure to a loss as a result of its involvement with the unconsolidated VIE is limited to its recorded investment plus additional capital commitments. The Company uses the equity method of accounting to account for its investments in the LSC Entities.

The following tables present the investment activity in the LSC Entities.

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of the period	$153,661	$146,089
Distributions	—	(1,923)
Contributions	5,500	565
Equity in earnings of unconsolidated subsidiaries	13,001	8,588
Change in equity method investments	18,501	7,230
Balance at end of the period	$172,162	$153,319

The following tables summarize total assets, total liabilities and members' equity as of September 30, 2016 and December 31, 2015 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the three and nine months ended September 30, 2016 and 2015.

Condensed balance sheet data	September 30, 2016	December 31, 2015
Investments in life settlement contracts, at fair value	$332,084	$264,001
Total assets	364,239	334,026
Total liabilities	19,915	26,704
Members' equity	344,324	307,322
NGHC's 50% ownership interest	$172,162	$153,661

	Three Months Ended September 30,
Condensed results of operations	2016	2015
Revenue, net of commission	$6,106	$5,400
Total expenses	1,168	1,246
Net income	$4,938	$4,154
NGHC's 50% ownership interest	$2,469	$2,077

	Nine Months Ended September 30,
Condensed results of operations	2016	2015
Revenue, net of commission	$30,756	$21,541
Total expenses	4,754	4,365
Net income	$26,002	$17,176
NGHC's 50% ownership interest	$13,001	$8,588

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

The LSC Entities adjust the standard mortality for each insured for the insured’s life expectancy based on reviews of the insured’s medical records and the independent life expectancy report based thereon. The LSC Entities establish policy specific reserves for the following uncertainties: improvements in mortality, the possibility that the high net worth individuals represented in their portfolios may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments and the future expenses related to the administration of the portfolio. The application of the investment discount rate to the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2016 and December 31, 2015 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	September 30, 2016	December 31, 2015
Average age of insured	82.7 years	82.0 years
Average life expectancy, months(1)	107	114
Average face amount per policy	$6,569	$6,564
Effective discount rate(2)	12.7%	13.7%

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

The LSC Entities' assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2016 and December 31, 2015:

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2016	$(42,844)	$46,044
December 31, 2015	$(37,697)	$40,997

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2016	$(28,584)	$31,712
December 31, 2015	$(26,558)	$29,644
(1)  Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of September 30, 2016. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2016	$66,685
2017	46,386
2018	47,392
2019	44,589
2020	40,979
Thereafter	469,780
Total	$715,811

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC, which as of September 30, 2016, was approximately 156,176 square feet. The lease period is for 15 years and the Company paid 800 Superior, LLC $693 and $2,059 in rent for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, the Company paid 800 Superior, LLC $664 and $1,992, respectively.

The Company’s equity interest in 800 Superior, LLC as of September 30, 2016 and December 31, 2015 was $1,595 and $1,720, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(17) and $(125), respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(190) and $(349), respectively. (See Note 15, "Related Party Transactions" for additional information).

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s equity interest in East Ninth & Superior as of September 30, 2016 and December 31, 2015 was $4,179 and $4,139, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $12 and $40, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $13 and $50, respectively.

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

The Company’s equity interest in North Dearborn as of September 30, 2016 and December 31, 2015 was $11,829 and $9,862, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from North Dearborn of $225 and $842, respectively, and made contributions of $0 and $1,125, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $319 and $542, respectively. (See Note 15, "Related Party Transactions" for additional information).

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. Additionally, in March 2016, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC for approximately 81,822 square feet. The lease period is for 12 years and the Company paid 4455 LBJ Freeway, LLC $425 and $968 in rent for the three and nine months ended September 30, 2016, respectively.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2016 and December 31, 2015 was $662 and $10,559, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $8 and $261, respectively, and received distributions of $0 and $10,158, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $69 and $69, respectively. (See Note 15, "Related Party Transactions" for additional information).

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

The Company’s equity interest in Illinois Center as of September 30, 2016 and December 31, 2015 was $56,289 and $55,007, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $256 and $3,157, respectively, received distributions of $1,875 and $1,875, respectively. (See Note 15, "Related Party Transactions" for additional information).

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Acquisitions

Century-National

On June 1, 2016, the Company closed the acquisition of all of the issued and outstanding shares of capital stock of Century-National Insurance Company ("Century-National"), a California domiciled property and casualty insurance company, and Western General Agency, Inc. ("Western General"), a California corporation from Kramer-Wilson Company, Inc. The purchase price for the transaction was approximately $322,694. The purchase price includes an upfront cash payment of approximately $143,800 with the remaining balance of $178,894 in the form of a promissory note, payable over a period of two years. (See Note 10, "Debt - Century-National Promissory Note" for additional information).

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 2016
Assets:
Cash and invested assets	$413,343
Accrued interest	3,531
Premium receivable	68,410
Reinsurance recoverable	12,904
Prepaid reinsurance premiums	12,723
Premises and equipment	5,216
Intangible assets	26,875
Deferred tax asset	4,185
Other assets	226
Total assets	547,413
Liabilities:
Unpaid loss and loss adjustment expense reserves	132,912
Accounts payable and accrued expenses	17,420
Unearned premiums	113,608
Reinsurance payable	6,308
Other Liabilities	7,239
Total liabilities	277,487
Net assets purchased	269,926
Purchase price	322,694
Goodwill recorded	$52,768

The goodwill and intangible assets related to the acquisition of Century-National and Western General were assigned to the Property and Casualty segment. Goodwill of $52,768 is deductible for tax purposes. Intangible assets acquired in the acquisition of Century-National consisted of State licenses of $7,875 with an indefinite life and Value in policies in force of $19,000 with a weighted average amortization life of one year. The Company anticipates completing its acquisition accounting by the end of May 2017. As of September 30, 2016 the Company believes it has substantially completed the opening balance sheet for the acquisition with the exception of intangibles assets and goodwill pending the receipt and review of the third party valuation report and finalization of tax allocations.

As a result of the acquisition of Century-National and Western General, the Company recorded $68,851 and $88,835 of gross premium written and $2,147 and $2,639 of service and fee income for the three and nine months ended September 30, 2016, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

LPI Business

On October 1, 2015, the Company closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which the Company acquired QBE’s lender-placed insurance business (“LPI Business”), including certain of QBE’s affiliates engaged in the LPI Business. The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which the Company received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $95,726.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets:
Cash and invested assets	$293,473
Premium receivable	101,357
Premises and equipment	1,540
Intangible assets	61,645
Other assets	1,013
Total assets	459,028
Liabilities:
Unpaid loss and loss adjustment expense reserves	104,123
Accounts payable and accrued expenses	69,056
Unearned premiums	245,827
Total liabilities	419,006
Net assets purchased	40,022
Purchase price	95,726
Goodwill recorded	$55,704

The goodwill and intangible assets related to the acquisition of the LPI Business were assigned to the Property and Casualty segment. Goodwill of $48,204 is deductible for tax purposes. Intangible assets acquired in the acquisition of the LPI Business consisted of Agent/Customer relationships of $50,000, Proprietary technology of $10,000 and Other of $1,645, with weighted average amortization lives of 15, 10 and 7 years, respectively.

The increase in goodwill of $35,978 from December 31, 2015 to September 30, 2016 was related to the increase in the provisional amounts recorded for Cash and invested assets, Unpaid loss and loss adjustment expense reserves and Accounts payable and accrued expenses, and the decrease in Premium receivable, Premises and equipment, and Other assets, since the initial accounting was in the process of being completed. As of September 30, 2016 the Company has completed the opening balance sheet for the acquisition.

As a result of the acquisition of the LPI Business, the Company recorded $104,621 and $324,808 of gross premium written and $8,602 and $25,769 of service and fee income for the three and nine months ended September 30, 2016, respectively.

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
Assets:
Cash and invested assets	$43,448
Premium receivable	16,440
Intangible assets	10,493
Total assets	70,381
Liabilities:
Unpaid loss and loss adjustment expense reserves	74,671
Accounts payable and accrued expenses	281
Unearned premiums	2,505
Deferred tax liability	3,887
Other liabilities	678
Total liabilities	82,022
Net assets purchased	(11,641)
Purchase price	14,000
Goodwill recorded	$25,641

The goodwill and intangible assets related to the acquisition of the business lines and assets from Assurant Health were assigned to the Accident and Health segment. Goodwill of $12,275 is deductible for tax purposes.

The increase in goodwill of $10,532 from December 31, 2015 to September 30, 2016 was related to the decrease in the provisional amounts recorded for Premium receivable and an increase in Unpaid loss and loss adjustment expense reserves, since the initial accounting was in the process of being completed. As of September 30, 2016 the Company has completed the opening balance sheet for the acquisition.

As a result of the acquisition, the Company recorded $46,439 and $144,602 of gross premium written and $15,847 and $45,872 of service and fee income for the three and nine months ended September 30, 2016, respectively.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The composition of goodwill and intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

September 30, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$900	$90	$810	5 years
Loss reserve discount	12,694	12,179	515	7 years
Agent/Customer relationships	148,462	28,097	120,365	11 - 17 years
Affinity partners	800	490	310	11 years
Renewal rights	26,100	10,810	15,290	7 years
Value in policies in force	47,638	20,652	26,986	1 year
Property technology	11,800	1,514	10,286	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	73,040	—	73,040	indefinite life
Goodwill	211,702	—	211,702	indefinite life
Total	$651,736	$73,832	$577,904
NGHC	$619,098	$59,423	$559,675
Reciprocal Exchanges	32,638	14,409	18,229
Total	$651,736	$73,832	$577,904

December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Trademarks	$8,200	$6,744	$1,456	5 years
Loss reserve discount	15,089	12,779	2,310	7 years
Agent/Customer relationships	148,419	18,562	129,857	11 - 17 years
Affinity partners	800	436	364	11 years
Renewal rights	26,100	6,375	19,725	7 years
Proprietary technology	11,800	379	11,421	3 - 10 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	65,165	—	65,165	indefinite life
Goodwill	112,414	—	112,414	indefinite life
Total	$506,587	$45,275	$461,312
NGHC	$501,187	$44,700	$456,487
Reciprocal Exchanges	5,400	575	4,825
Total	$506,587	$45,275	$461,312

The increase in intangible assets before accumulated amortization of $45,861 from December 31, 2015 to September 30, 2016 was related to the Company's Reciprocal Exchanges consolidation and the Century-National acquisition. The increase in goodwill of $99,288 from December 31, 2015 to September 30, 2016 was related to the Company's Century-National acquisition and the adjustments to provisional amounts recorded to the LPI Business and Assurant Health acquisitions. (See Note 7, "Acquisitions" for additional information).

Goodwill and intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Included in the Company’s amortization expense for the three and nine months ended September 30, 2016 is an impairment charge of $0 and $132, respectively, related to indefinite-lived state license intangible asset. Included in the Company’s amortization expense for the three and nine months ended September 30, 2015 is an impairment charge of $0 and $367, respectively, related to certain agent and customer relationships intangible assets. No goodwill impairment was recorded for the three and nine months ended September 30, 2016 and 2015.

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

For the three and nine months ended September 30, 2016, the Company amortized $17,498 and $37,557, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $7,204 and $14,409, respectively. For the three and nine months ended September 30, 2015, the Company amortized approximately $4,403 and $13,637, respectively, related to its intangible assets with a finite life, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $1,355 and $5,220, respectively.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2016 (remaining three months)	$9,885	$7,204	$17,089
2017	27,885	7,339	35,224
2018	15,618	180	15,798
2019	14,260	180	14,440
2020	13,822	180	14,002
2021	12,064	46	12,110
Thereafter	65,899	—	65,899
Total	$159,433	$15,129	$174,562

9. Stockholders' Equity

Series C Preferred Stock

On July 7, 2016, the Company completed a public offering of 8,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2016, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued, including the underwriters' over-allotment option. Net proceeds from this offering were $193,518. The Company incurred approximately $6,482 in underwriting discounts, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

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

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2016 was $1,922 and $5,703, respectively. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2015 was $1,056 and $1,056, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00 a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of September 30, 2016.

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

Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2016 was $5,955 and $17,670, respectively. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2015 was $4,317 and $12,809, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of September 30, 2016.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Revolving Credit Agreement

On January 25, 2016, the Company entered into a $225,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $112,500 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of September 30, 2016).

On May 31, 2016, the Company borrowed $50,000 under the Credit Agreement, Eurodollar borrowings was elected for interest rate. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.25% as of September 30, 2016. Interest expense on the Credit Agreement for the three and nine months ended September 30, 2016 was $378 and $501, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of September 30, 2016.

Imperial-related Debt

The Company's subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2016 was $61 and $177, respectively. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2015 was $56 and $164, respectively.

Reciprocal Exchanges' Surplus Notes

The Reciprocal Exchanges issued surplus notes ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and nine months ended September 30, 2015 was $3,584 and $11,078, respectively, which includes amortization of $1,908 and $6,081, respectively. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At September 30, 2016, the surplus notes receivable and surplus notes

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

payable are eliminated upon consolidation. Interest income and interest expense from the purchased date were also eliminated upon consolidation. (See Note 3, "Reciprocal Exchanges" and Note 15, "Related Party Transactions" for additional information).

Century-National Promissory Note

On June 1, 2016, in connection with the closing of the Company's acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note ("Century-National Promissory Note") in the approximate amount of $178,894 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $89,447 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under the Company’s Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the three and nine months ended September 30, 2016 was $1,957 and $2,594, respectively. (See Note 7, "Acquisitions" for additional information).

Maturities of the Company's debt for the five years subsequent to September 30, 2016 are as follows:

	2016 (remaining three months)	2017	2018	2019	2020	2021	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Credit Agreement	—	—	—	—	50,000	—	—	50,000
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
Century-National Promissory Note	—	89,447	89,447	—	—	—	—	178,894
Total principal amount of debt	$—	$89,447	$89,447	$—	$50,000	$—	$455,000	$683,894
Less: Unamortized debt issuance costs and unamortized discount								(8,387)
Carrying amount of debt								$675,507

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to NGHC	$28,130	$43,113	$133,427	$124,408
Less: Dividends on preferred stock	(8,208)	(4,125)	(16,458)	(9,900)
Net income attributable to NGHC common stockholders	$19,922	$38,988	$116,969	$114,508
Denominator:
Weighted average number of common shares outstanding – basic	106,002,337	100,360,687	105,801,817	95,877,178
Potentially dilutive securities:
Share options	1,940,507	2,217,367	1,853,573	2,074,956
Restricted stock units	481,154	362,674	397,787	362,674
Weighted average number of common shares outstanding – diluted	108,423,998	102,940,728	108,053,177	98,314,808

Basic earnings per share attributable to NGHC common stockholders	$0.19	$0.39	$1.11	$1.19
Diluted earnings per share attributable to NGHC common stockholders	$0.18	$0.38	$1.08	$1.16

As of September 30, 2016 and 2015, 1,634,386 and 2,155,484 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

12. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2016, 1,498,628 shares of Company common stock remained available for grants under the Plans.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 and 2015 is shown below:

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,809	$9.31	5,110,593	$8.88
Forfeited	(11,448)	7.52	(30,759)	8.26
Exercised	(455,492)	8.27	(835,801)	6.41
Outstanding at end of period	3,656,869	$9.45	4,244,033	$9.37

No options were granted during the nine months ended September 30, 2016 and 2015.

The Company had approximately $7,378 and $9,069 of unrecognized compensation cost related to unvested stock options as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, all option grants outstanding had an approximate weighted average remaining life of 6.6 and 6.8 years, respectively. As of September 30, 2016 and December 31, 2015, options exercisable had an approximate weighted average remaining life of 6.1 and 6.7 years, respectively. As of September 30, 2016 and December 31, 2015, there were 2,826,940 and 2,686,762 exercisable shares with a weighted average exercise price of $8.93 and $8.79, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $5,840 and $7,243, respectively. The intrinsic value of stock options that were outstanding as of September 30, 2016 and 2015 was $46,845 and $32,647, respectively. The intrinsic value of stock options that were exercisable as of September 30, 2016 and 2015 was $37,639 and $26,845, respectively.

Cash received from options exercised was $7,271 and $1,672 during the nine months ended September 30, 2016 and 2015, respectively.

A summary of the Company's RSU activity for the nine months ended September 30, 2016 and 2015 is shown below:

	Nine Months Ended September 30,
	2016		2015
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	362,674	$19.16	327,555	$17.44
Granted	297,292	20.59	216,910	20.34
Vested	(78,185)	19.29	(66,240)	17.67
Forfeited	(15,602)	17.87	(115,551)	17.57
Withheld (1)	(43,787)	19.10	—	—
Non-vested at end of period	522,392	$20.00	362,674	$19.16

(1) Represents shares withheld by the Company to satisfy income tax withholding liability in connection with RSU vesting.

Compensation expense for all share-based compensation under ASC 718-10-30 was $2,323 and $6,471 for the three and nine months ended September 30, 2016, respectively, and $1,180 and $3,444 for the three and nine months ended September 30, 2015, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Installment fees	$9,826	$8,257	$27,748	$24,689
Commission revenue	31,478	16,843	88,313	46,120
General agent fees	18,378	20,559	55,161	55,991
Late payment fees	4,275	3,063	11,054	8,996
Group health administrative fees	17,222	4,524	53,928	10,461
Finance and processing fees	7,137	6,529	27,002	23,340
Lender service fees	3,722	—	11,634	—
Other	3,624	1,132	7,783	3,738
Total	$95,662	$60,907	$282,623	$173,335

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

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying condensed consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the deferred tax benefit related to these transactions reduces the consolidated effective tax rate of the Company. As of September 30, 2016 and December 31, 2015, the Company had approximately $9,604 and $45,927, respectively, of unutilized equalization reserves and an associated deferred tax liability of approximately $2,881 and $13,778, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended September 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$34,303	$2,688	$36,991	$48,689	$2,338	$51,027
Tax at Federal statutory rate 35%	$12,006	$941	$12,947	$17,041	$818	$17,859
Tax effects resulting from:
Exempt foreign income	(8,165)	—	(8,165)	(2,574)	—	(2,574)
Statutory equalization reserves	(1,620)	—	(1,620)	3,600	—	3,600
Other, net	6,869	(1,226)	5,643	(10,227)	(44)	(10,271)
Total income tax reported	$9,090	$(285)	$8,805	$7,840	$774	$8,614
Effective tax rate	26.5%	(10.6)%	23.8%	16.1%	33.1%	16.9%

	Nine Months Ended September 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$158,486	$11,638	$170,124	$140,945	$(998)	$139,947
Tax at Federal statutory rate 35%	$55,470	$4,073	$59,543	$49,331	$(349)	$48,982
Tax effects resulting from:
Exempt foreign income	(12,221)	—	(12,221)	(7,273)	—	(7,273)
Statutory equalization reserves	(10,897)	—	(10,897)	(8,887)	—	(8,887)
Other, net	9,646	(4,632)	5,014	(7,802)	(128)	(7,930)
Total income tax reported	$41,998	$(559)	$41,439	$25,369	$(477)	$24,892
Effective tax rate	26.5%	(4.8)%	24.4%	18.0%	47.8%	17.8%
The Company’s consolidated effective tax rate increased by 6.6% from 17.8% for the nine months ended September 30, 2015 to 24.4% for the nine months ended September 30, 2016. This increase was primarily driven by a decrease in the utilization of the Luxembourg statutory equalization reserves.

As permitted by ASC 740, "Income Taxes", the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of September 30, 2016 and December 31, 2015. No interest or penalties have been recorded by the Company for the three and nine months ended September 30, 2016 or for the three and nine months ended September 30, 2015. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among NGHC and AII Insurance Management Limited (“AIIM”), a subsidiary of AmTrust, the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $734 and $2,532 for the three and nine months ended September 30, 2016, respectively, while the amounts charged for such expenses were $628 and $1,717 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, there was a payable to AIIM related to these services in the amount of $798 and $1,909, respectively.

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp. ("Management Corp."), a wholly-owned subsidiary of the Company. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five-year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with Management Corp. In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premium of NGHC and its affiliates written on the system plus the costs for support services. In 2014, AmTrust also began providing the Company services in managing the premium receipts from its lockbox facilities at a variable cost per item processed.

The Company recorded expenses and capitalized costs related to the Master Services Agreement of $13,023 and $34,650 for the three and nine months ended September 30, 2016, respectively, while the amounts for such expenses and capitalized costs were $10,239 and $25,141 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, there was a payable related to the services received under this agreement in the amount of $25,861 and $30,122, respectively.

Reinsurance Agreement

On March 22, 2012, Integon National entered into a reinsurance agreement with an AmTrust subsidiary, Agent Alliance Reinsurance Company (“AARC”), whereby the Company cedes 25% of the business written by certain agents who are members of the Company’s captive agent program along with 25% of any related losses. The Company receives a ceding commission income of 25% of the associated ceded premiums. Each party may terminate the agreement by providing 90 days written notice.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

	September 30, 2016	December 31, 2015
Reinsurance Recoverable on Unpaid Losses	$781	$829
Commission Receivable	137	107
Reinsurance Payable	511	395

	Three Months Ended September 30,
	2016	2015
Ceded Premiums	$511	$387
Ceding Commission Income	87	149
Ceded Losses and LAE	431	221

	Nine Months Ended September 30,
	2016	2015
Ceded Premiums	$1,651	$1,108
Ceding Commission Income	403	359
Ceded Losses and LAE	974	586

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

September 30, 2016	Reinsurance Recoverable on Paid and Unpaid Losses	Commission Receivable	Reinsurance Payable
ACP Re	$10,986	$—	$11,317
Maiden Insurance Company	30,900	—	18,861
Technology Insurance Company	9,675	—	7,544
Total	$51,561	$—	$37,722

December 31, 2015	Reinsurance Recoverable on Paid and Unpaid Losses	Commission Receivable	Reinsurance Payable
ACP Re	$17,298	$—	$9,025
Maiden Insurance Company	28,830	—	15,041
Technology Insurance Company	11,532	—	6,016
Total	$57,660	$—	$30,082

Three Months Ended September 30, 2016	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$(257)	$2,110
Maiden Insurance Company	—	(429)	3,516
Technology Insurance Company	—	(171)	1,407
Total	$—	$(857)	$7,033

Three Months Ended September 30, 2015	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$(825)	$1,702
Maiden Insurance Company	—	(1,373)	2,825
Technology Insurance Company	—	(567)	1,149
Total	$—	$(2,765)	$5,676

Nine Months Ended September 30, 2016	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$(2,292)	$5,266
Maiden Insurance Company	—	(3,820)	8,776
Technology Insurance Company	—	(1,528)	3,511
Total	$—	$(7,640)	$17,553

Nine Months Ended September 30, 2015	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$(734)	$2,516
Maiden Insurance Company	—	(1,224)	4,194
Technology Insurance Company	—	(489)	1,678
Total	$—	$(2,447)	$8,388

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company nets the ceded commission receivable against ceded premium payable in the condensed consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $0 and $25,239, respectively, as of September 30, 2016 and $18,677 and $30,797, respectively, as of December 31, 2015.

The Company and AmTrust have formed the LSC Entities for the purposes of acquiring certain life settlement contracts. For further discussion on the LSC Entities' arrangements (see Note 6, “Equity Investments in Unconsolidated Subsidiaries” for additional information).

800 Superior, LLC

As described in Note 6, "Equity Investments in Unconsolidated Subsidiaries", the Company formed 800 Superior, LLC along with AmTrust, whereby each entity owns a 50% interest. In 2012, the Company also entered into a lease agreement with 800 Superior, LLC for a period of 15 years whereby the Company leases as of September 30, 2016 approximately 156,176 square feet. The Company paid 800 Superior, LLC $693 and $2,059 in rent for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, the Company paid 800 Superior, LLC $664 and $1,992, respectively.

The Company’s equity interest in 800 Superior, LLC as of September 30, 2016 and December 31, 2015 was $1,595 and $1,720, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(17) and $(125), respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(190) and $(349), respectively.

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

The Company’s equity interest in East Ninth & Superior as of September 30, 2016 and December 31, 2015 was $4,179 and $4,139, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $12 and $40, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $13 and $50, respectively.

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

The Company’s equity interest in North Dearborn as of September 30, 2016 and December 31, 2015 was $11,829 and $9,862, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from North Dearborn of $225 and $842, respectively, and made contributions of $0 and $1,125, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from North Dearborn of $319 and $542, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4455 LBJ Freeway, LLC

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. In March 2016, the Company also entered into a lease agreement with 4455 LBJ Freeway, LLC for a period of 12 years whereby the Company leased approximately 81,822 square feet. The Company paid 4455 LBJ Freeway, LLC $425 and $968 in rent for the three and nine months ended September 30, 2016, respectively.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2016 and December 31, 2015 was $662 and $10,559, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $8 and $261, respectively, and received distributions of $0 and $10,158, respectively. For the three and nine months ended September 30, 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $69 and $69, respectively.

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

The Company’s equity interest in Illinois Center as of September 30, 2016 and December 31, 2015 was $56,289 and $55,007, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $256 and $3,157, respectively, and received distributions of $1,875 and $1,875, respectively.

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower Group International, Ltd. ("Tower") by ACP Re in 2014, the Company and ACP Re entered into various agreements. In July 2016, Tower’s ten statutory insurance companies (collectively, the “Tower Companies”) merged into CastlePoint National Insurance Company ("CNIC"), with CNIC as the surviving entity, in connection with a conservation plan developed by the Commissioner of Insurance of the State of California ("Conservation Plan") for CNIC. In September 2016, the Conservation Plan was approved and effective September 20, 2016, the following agreements terminated: (a) the $250,000 Stop-Loss Reinsurance Agreement, dated September 15, 2014, among National General Re, Ltd. (“NG Re Ltd.”), a subsidiary of the Company, and AmTrust International Insurance, Ltd., an affiliate of the Company (“AIIL”), as reinsurers, and CastlePoint Reinsurance Company, Ltd. (“CP Re”), a subsidiary of ACP Re, (b) the Stop-Loss Retrocession Contract among AIIL, NG Re and ACP Re, and (c) the Personal Lines Administrative Services Agreement among Management Corp., a subsidiary of the Company, CP Re and Tower Group’s U.S. insurance companies. The Tower Companies are no longer considered a related party.

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the "Master Agreement"). The Master Agreement provided for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement requires the Company to pay ACP Re contingent consideration in the form of a three-year earnout (the "ACP Re Contingent Payments") of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The Contingent Payments are subject to a maximum of $30,000, in the aggregate, over the three-year period. As of September 30, 2016 and December 31, 2015, the fair values for the remaining ACP Re Contingent Payments were $0 and $16,071, respectively.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

PL Reinsurance Agreement and the Personal Lines Cut-Through Quota Share Reinsurance Agreement

Integon National entered into the Personal Lines Quota Share Reinsurance Agreement (the "PL Reinsurance Agreement"), with the Tower Companies, pursuant to which Integon National reinsured 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon National under the PL Reinsurance Agreement was equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to National General Insurance Marketing, Inc. (“NGIM”), a subsidiary of the Company, pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross premium written (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement. In connection with the execution of the PL Reinsurance Agreement, the Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, by and among the Tower Companies and Integon National (the “Cut-Through Reinsurance Agreement”), was terminated on a run-off basis, with the reinsurance of all policies reinsured under such agreement remaining in effect.

As part of the Conservation Plan the net receivable due from Tower was settled. As of December 31, 2015, there was a net receivable due from the Tower Companies of $46,565. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement and before the Conservation Plan, during the three and nine months ended September 30, 2016, the Company assumed $5,475 and $14,714, respectively, of premium from the Tower Companies and recorded $2,352 and $3,248, respectively, of assumed commission expense, while during the three and nine months ended September 30, 2015, the Company assumed $26,752 and $127,232, respectively, of premium from the Tower Companies and recorded $11,873 and $44,591, respectively, of assumed commission expense. Additionally, during the three and nine months ended September 30, 2016, the Company earned premium of $11,998 and $52,985, respectively, while during the three and nine months ended September 30, 2015, the Company earned premium of $54,508 and $212,080, respectively, under these reinsurance agreements. During the three and nine months ended September 30, 2016, the Company incurred losses and loss adjustment expenses of $10,471 and $44,694, respectively, and during the three and nine months ended September 30, 2015, the Company incurred losses and loss adjustment expenses of $29,629 and $121,884, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produced and managed all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the "PL MGA Agreement"). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies were reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies paid NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement were netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. Before the Conservation Plan, during the three and nine months ended September 30, 2016, the Company recorded $547 and $1,471, respectively, while during the three and nine months ended September 30, 2015, the Company recorded $2,607 and $10,634, respectively, of commission income, as a result of the PL MGA Agreement.

PL Administrative Services Agreement

Management Corp., a subsidiary of the Company, the Tower Companies and an affiliated company, CP Re, entered into the Personal Lines LPTA Administrative Services Agreement (the "PL Administrative Agreement"), pursuant to which Management Corp. administered the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimbursed Management Corp. for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to Management Corp.'s claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement and before the Conservation Plan, the Company was reimbursed $30,930 and $68,471 during the three and nine months ended September 30, 2016, respectively, while during the three and nine months ended September 30, 2015, the Company was reimbursed $13,640 and $19,408, respectively. As part of the Conservation Plan the receivable related to the PL Administrative Agreement was settled. As of December 31, 2015, there was a receivable related to the PL Administrative Agreement of $11,795. On September 20, 2016, the PL Administrative Agreement was terminated.

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Stop-Loss and Retrocession Agreements

NG Re Ltd, a subsidiary of the Company, along with AIIL, an affiliate of the Company, as reinsurers, entered into a $250,000 Aggregate Stop-Loss Reinsurance Agreement (the "Stop-Loss Agreement") with CP Re. NG Re Ltd. and AIIL also entered into an Aggregate Stop-Loss Retrocession Contract (the "Retrocession Agreement") with ACP Re pursuant to which ACP Re was obligated to reinsure the full amount of any payments that NG Re Ltd. and AIIL were obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AIIL provided, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement was triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeded a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which, the parties to the Loss Portfolio Transfer Agreement have agreed will be established upon reevaluation as of December 31, 2015. CP Re was to pay AIIL and NG Re Ltd. total premium of $56,000 on the fifth anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AIIL to ACP Re pursuant to the Retrocession Agreement was $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and AII. The Company recorded this reinsurance transaction under the deposit method of accounting. On September 20, 2016, the Stop-Loss Agreement and Retrocession Agreement were terminated.

Credit Agreement

On September 15, 2014, NG Re Ltd. entered into a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as Administrative Agent, ACP Re and London Acquisition Company Limited, a wholly-owned subsidiary of ACP Re, as the borrowers (collectively, the “Borrowers”), ACP Re Holdings, LLC, as Guarantor, and AIIL and NG Re Ltd., as Lenders, pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrowers on the terms and conditions contained within the ACP Re Credit Agreement.

On July 28, 2016, the parties entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement. The parties to the Restatement Agreement agreed to restate the ACP Re Credit Agreement as a result of a $200,000 contribution (the "Contribution") by the Michael Karfunkel Family 2005 Trust (the “Trust”) and members of the Michael Karfunkel family to CNIC. The Contribution was made in connection with the Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC as successor by merger to the Tower Companies. The restated terms of the ACP Re Credit Agreement became effective on September 20, 2016.

Under the restated terms, the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by the Trust. The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant. The maturity date changed from September 15, 2021 to September 20, 2036. Interest on the outstanding principal balance of $250,000 changed from a fixed annual rate of 7% to a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

The Company recorded interest income of $2,049 and $2,115 for the three months ended September 30, 2016 and 2015, respectively, and $6,424 and $6,514 for the nine months ended September 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement.

At June 30, 2016, based on the consolidated financial condition of ACP Re and the continued losses from its subsidiaries' legacy Tower book of business, management of the Company identified the loan for impairment evaluation. Management determined that it was probable for the Company to be unable to collect all the contractual principal and interest payments as scheduled in the original ACP Re Credit Agreement, deeming the loan impaired. While the loan was considered impaired at June 30, 2016, the Restatement Agreement contains a Maintenance Covenant with a collateral interest which exceeded the $125,000 outstanding balance. As such, management determined no write down or reserve was needed for the carrying value of the loan at June 30, 2016 or September 30, 2016. Interest income during the period the loan was impaired was $2,049 for the three and nine months ended September 30, 2016. Management evaluates the loan for impairment on a quarterly basis, including the adequacy

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of our reserve position based on collateral levels maintained. The Company continues to accrue interest on the loan as all contractually required interest payments have been made in accordance with the terms of the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

The Reciprocal Exchanges issued the Reciprocal Exchanges' Surplus Notes when they were originally capitalized. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At September 30, 2016, the surplus notes receivable and the surplus notes payable are eliminated upon consolidation. (See Note 10, "Debt" for additional information).

AIBD Health Plan

On September 1, 2012, the Company purchased The Association Benefits Solution companies, a group of companies affiliated with the accident and health insurance industry. As part of the purchase, the Company is now affiliated with AIBD Health Plan which is a welfare benefit plan for several member groups. As of September 30, 2016 and December 31, 2015, the Company had a receivable of $5,425 and $5,418, respectively. Also, as part of this plan, the Company utilizes an employer trust to administer additional claims. As of September 30, 2016 and December 31, 2015, the Company had a receivable to the employer trust in the amount of $1,810 and $2,950, respectively.

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

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize the results of operations of the Company’s operating segments:

Three Months Ended September 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$833,835	$97,624	$—	$931,459
Ceded premiums	(114,825)	(10,249)	—	(125,074)
Net premium written	719,010	87,375	—	806,385
Change in unearned premium	(54,242)	17,707	—	(36,535)
Net earned premium	664,768	105,082	—	769,850
Ceding commission income	14,270	327	—	14,597
Service and fee income	55,504	40,158	—	95,662
Total underwriting revenues	734,542	145,567	—	880,109
Underwriting expenses:
Loss and loss adjustment expense	432,706	77,147	—	509,853
Acquisition costs and other underwriting expenses	107,904	32,836	—	140,740
General and administrative expenses	166,368	32,369	—	198,737
Total underwriting expenses	706,978	142,352	—	849,330
Underwriting income	27,564	3,215	—	30,779
Net investment income	—	—	27,676	27,676
Net realized and unrealized loss on investments	—	—	(10,953)	(10,953)
Other expense	—	—	(56)	(56)
Equity in earnings of unconsolidated subsidiaries	—	—	2,953	2,953
Interest expense	—	—	(10,455)	(10,455)
Provision for income taxes	—	—	(8,805)	(8,805)
Net (income) attributable to non-controlling interest	—	—	(3,009)	(3,009)
Net income attributable NGHC	$27,564	$3,215	$(2,649)	$28,130
NGHC	$26,280	$3,215	$(1,365)	$28,130
Reciprocal Exchanges	1,284	—	(1,284)	—
Net income attributable NGHC	$27,564	$3,215	$(2,649)	$28,130

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$583,091	$43,594	$—	$626,685
Ceded premiums	(91,301)	(9,745)	—	(101,046)
Net premium written	491,790	33,849	—	525,639
Change in unearned premium	(33,636)	11,258	—	(22,378)
Net earned premium	458,154	45,107	—	503,261
Ceding commission income	11,883	267	—	12,150
Service and fee income	41,247	19,660	—	60,907
Total underwriting revenues	511,284	65,034	—	576,318
Underwriting expenses:
Loss and loss adjustment expense	268,740	33,519	—	302,259
Acquisition costs and other underwriting expenses	91,379	17,365	—	108,744
General and administrative expenses	104,520	14,061	—	118,581
Total underwriting expenses	464,639	64,945	—	529,584
Underwriting income	46,645	89	—	46,734
Net investment income	—	—	18,472	18,472
Net realized and unrealized loss on investments	—	—	(4,594)	(4,594)
Other expense	—	—	(157)	(157)
Equity in earnings of unconsolidated subsidiaries	—	—	2,288	2,288
Interest expense	—	—	(9,428)	(9,428)
Provision for income taxes	—	—	(8,614)	(8,614)
Net (income) attributable to non-controlling interest	—	—	(1,588)	(1,588)
Net income attributable NGHC	$46,645	$89	$(3,621)	$43,113
NGHC	$43,179	$89	$(155)	$43,113
Reciprocal Exchanges	3,466	—	(3,466)	—
Net income attributable NGHC	$46,645	$89	$(3,621)	$43,113

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,242,788	$355,372	$—	$2,598,160
Ceded premiums	(275,932)	(33,807)	—	(309,739)
Net premium written	1,966,856	321,565	—	2,288,421
Change in unearned premium	(137,010)	(13,701)	—	(150,711)
Net earned premium	1,829,846	307,864	—	2,137,710
Ceding commission income	23,351	1,055	—	24,406
Service and fee income	170,153	112,470	—	282,623
Total underwriting revenues	2,023,350	421,389	—	2,444,739
Underwriting expenses:
Loss and loss adjustment expense	1,158,994	232,267	—	1,391,261
Acquisition costs and other underwriting expenses	281,341	81,172	—	362,513
General and administrative expenses	472,635	93,849	—	566,484
Total underwriting expenses	1,912,970	407,288	—	2,320,258
Underwriting income	110,380	14,101	—	124,481
Net investment income	—	—	76,874	76,874
Net realized and unrealized loss on investments	—	—	(2,954)	(2,954)
Other revenue	—	—	258	258
Equity in earnings of unconsolidated subsidiaries	—	—	16,991	16,991
Interest expense	—	—	(28,535)	(28,535)
Provision for income taxes	—	—	(41,439)	(41,439)
Net (income) attributable to non-controlling interest	—	—	(12,249)	(12,249)
Net income attributable NGHC	$110,380	$14,101	$8,946	$133,427
NGHC	$100,454	$14,101	$18,872	$133,427
Reciprocal Exchanges	9,926	—	(9,926)	—
Net income attributable NGHC	$110,380	$14,101	$8,946	$133,427

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,692,412	$153,409	$—	$1,845,821
Ceded premiums	(284,121)	(26,626)	—	(310,747)
Net premium written	1,408,291	126,783	—	1,535,074
Change in unearned premium	(69,598)	(14,234)	—	(83,832)
Net earned premium	1,338,693	112,549	—	1,451,242
Ceding commission income	26,380	820	—	27,200
Service and fee income	118,584	54,751	—	173,335
Total underwriting revenues	1,483,657	168,120	—	1,651,777
Underwriting expenses:
Loss and loss adjustment expense	816,022	79,752	—	895,774
Acquisition costs and other underwriting expenses	254,855	40,276	—	295,131
General and administrative expenses	301,187	42,239	—	343,426
Total underwriting expenses	1,372,064	162,267	—	1,534,331
Underwriting income	111,593	5,853	—	117,446
Net investment income	—	—	52,955	52,955
Net realized and unrealized loss on investments	—	—	(3,018)	(3,018)
Other expense	—	—	(327)	(327)
Equity in earnings of unconsolidated subsidiaries	—	—	8,900	8,900
Interest expense	—	—	(27,109)	(27,109)
Provision for income taxes	—	—	(24,892)	(24,892)
Net loss attributable to non-controlling interest	—	—	453	453
Net income attributable NGHC	$111,593	$5,853	$6,962	$124,408
NGHC	$108,336	$5,853	$10,219	$124,408
Reciprocal Exchanges	3,257	—	(3,257)	—
Net income attributable NGHC	$111,593	$5,853	$6,962	$124,408

The following tables summarize the financial position of the Company's operating segments as of September 30, 2016 and December 31, 2015:

September 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$776,742	$147,016	$—	$923,758
Deferred acquisition costs	193,930	12,157	—	206,087
Reinsurance recoverable on unpaid losses	906,513	11,195	—	917,708
Prepaid reinsurance premiums	154,574	—	—	154,574
Goodwill and Intangible assets, net	468,309	109,595	—	577,904
Prepaid and other assets	12,629	22,781	7,551	42,961
Corporate and other assets	—	—	4,034,436	4,034,436
Total assets	$2,512,697	$302,744	$4,041,987	$6,857,428

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$684,857	$73,776	$—	$758,633
Deferred acquisition costs	153,767	6,764	—	160,531
Reinsurance recoverable on unpaid losses	832,593	583	—	833,176
Prepaid reinsurance premiums	128,343	—	—	128,343
Goodwill and Intangible assets, net	366,021	95,291	—	461,312
Prepaid and other assets	19,914	17,504	3,766	41,184
Corporate and other assets	—	—	3,180,213	3,180,213
Total assets	$2,185,495	$193,918	$3,183,979	$5,563,392

The following table shows an analysis of the Company's gross and net premiums written and net earned premium by geographical location for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$842,984	$80,978	$923,962	$536,583	$79,864	$616,447
Gross premium written - Europe	7,497	—	7,497	10,238	—	10,238
Total	$850,481	$80,978	$931,459	$546,821	$79,864	$626,685

Net premium written - North America	$448,539	$39,066	$487,605	$209,390	$43,650	$253,040
Net premium written - Bermuda	311,283	—	311,283	262,361	—	262,361
Net premium written - Europe	7,497	—	7,497	10,238	—	10,238
Total	$767,319	$39,066	$806,385	$481,989	$43,650	$525,639

Net earned premium - North America	$398,239	$35,507	$433,746	$183,113	$34,296	$217,409
Net earned premium - Bermuda	311,282	—	311,282	264,161	—	264,161
Net earned premium - Europe	24,822	—	24,822	21,691	—	21,691
Total	$734,343	$35,507	$769,850	$468,965	$34,296	$503,261

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$2,352,809	$158,148	$2,510,957	$1,553,584	$217,830	$1,771,414
Gross premium written - Europe	87,203	—	87,203	74,407	—	74,407
Total	$2,440,012	$158,148	$2,598,160	$1,627,991	$217,830	$1,845,821

Net premium written - North America	$1,258,915	$78,196	$1,337,111	$600,386	$93,053	$693,439
Net premium written - Bermuda	837,107	—	837,107	727,228	—	727,228
Net premium written - Europe	114,203	—	114,203	114,407	—	114,407
Total	$2,210,225	$78,196	$2,288,421	$1,442,021	$93,053	$1,535,074

Net earned premium - North America	$1,129,163	$71,535	$1,200,698	$525,233	$98,440	$623,673
Net earned premium - Bermuda	837,107	—	837,107	727,228	—	727,228
Net earned premium - Europe	99,905	—	99,905	100,341	—	100,341
Total	$2,066,175	$71,535	$2,137,710	$1,352,802	$98,440	$1,451,242

The following tables show an analysis of the Company's gross premium written, net premium written and net earned premium by product type for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Premium Written	2016	2015	2016	2015
Property and Casualty
Personal Auto	$384,384	$307,799	$1,107,457	$935,339
Homeowners	135,833	103,423	306,360	263,544
RV/Packaged	42,964	40,447	129,260	121,093
Commercial Auto	72,692	48,052	191,209	139,880
Lender-placed insurance	105,249	—	325,436	—
Other	11,735	3,506	24,918	14,726
Property and Casualty	$752,857	$503,227	$2,084,640	$1,474,582
Accident and Health	97,624	43,594	355,372	153,409
NGHC Total	$850,481	$546,821	$2,440,012	$1,627,991

Reciprocal Exchanges
Personal Auto	$25,345	$24,177	$48,466	$67,641
Homeowners	53,534	53,836	105,170	144,201
Other	2,099	1,851	4,512	5,988
Reciprocal Exchanges Total	$80,978	$79,864	$158,148	$217,830

Total	$931,459	$626,685	$2,598,160	$1,845,821

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Premium Written	2016	2015	2016	2015
Property and Casualty
Personal Auto	$344,605	$257,432	$977,212	$805,081
Homeowners	120,242	105,028	276,677	250,874
RV/Packaged	42,705	40,113	128,582	119,781
Commercial Auto	66,790	43,502	174,731	127,753
Lender-placed insurance	99,824	—	317,206	—
Other	5,778	2,065	14,252	11,749
Property and Casualty	$679,944	$448,140	$1,888,660	$1,315,238
Accident and Health	87,375	33,849	321,565	126,783
NGHC Total	$767,319	$481,989	$2,210,225	$1,442,021

Reciprocal Exchanges
Personal Auto	$15,047	$(3,683)	$28,500	$38,619
Homeowners	22,948	45,686	46,483	48,235
Other	1,071	1,647	3,213	6,199
Reciprocal Exchanges Total	$39,066	$43,650	$78,196	$93,053

Total	$806,385	$525,639	$2,288,421	$1,535,074

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premium	2016	2015	2016	2015
Property and Casualty
Personal Auto	$312,654	$251,754	$875,480	$786,397
Homeowners	100,875	92,283	256,870	219,633
RV/Packaged	40,727	38,489	117,261	112,041
Commercial Auto	59,791	39,440	155,105	111,491
Lender-placed insurance	103,751	—	335,076	—
Other	11,463	1,892	18,519	10,691
Property and Casualty	$629,261	$423,858	$1,758,311	$1,240,253
Accident and Health	105,082	45,107	307,864	112,549
NGHC Total	$734,343	$468,965	$2,066,175	$1,352,802

Reciprocal Exchanges
Personal Auto	$13,860	$14,494	$26,840	$60,965
Homeowners	20,275	18,404	39,879	33,452
Other	1,372	1,398	4,816	4,023
Reciprocal Exchanges Total	$35,507	$34,296	$71,535	$98,440

Total	$769,850	$503,261	$2,137,710	$1,451,242

NATIONAL GENERAL HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

17. Commitments

Direct General

On June 24, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elara Holdings, Inc. (the “Acquired Company”), a Delaware corporation and parent company of Direct General Corporation ("Direct General"), a Tennessee based property and casualty insurance company, Bluebird Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the Company Holders’ Representative thereunder. Pursuant to the Merger Agreement, the Company purchased all of the issued and outstanding shares of capital stock of the Acquired Company in a reverse subsidiary merger transaction, whereby Merger Sub merged with and into the Acquired Company, with the Acquired Company continuing as the surviving corporation and wholly-owned subsidiary of the Company. The aggregate consideration for the transaction was approximately $161,590. (See Note 18, “Subsequent Events” for additional information).

18. Subsequent Events

Direct General

On November 1, 2016, the Company completed the acquisition of the Direct General. The purchase price for the transaction was approximately $161,590, subject to customary post-closing adjustments. The Company will complete the opening balance sheet for the acquisition and anticipates completing its acquisition accounting as soon as reasonably practical, and in any event by the end of October 2017. This acquisition adds a direct marketing distribution channel to the Company's core non-standard auto business and expands the Company's presence in this product line in the Southeast. (See Note 17, “Commitments” for additional information).

Standard Property and Casualty Insurance Company

On October 6, 2016, in a special meeting of the members of Standard Mutual Insurance Company, an Illinois based property and casualty insurance underwriter ("SMIC"), the members approved, among other matters, the conversion of SMIC from a mutual company to a stock company named Standard Property and Casualty Insurance Company ("SPCIC"). In addition, the Company completed its offering of shares of its common stock for cash on a subscription basis to certain of the SMIC members and to non-employee directors of SMIC. The Company received subscriptions of approximately $4,942. The Company sold the shares at a purchase price of $18.1237 per share, which represented an 18.4507% discount to the volume-weighted average trading price of a share of its common stock, as reported on the NASDAQ Global Select Market, for the 10-trading day period ending October 5, 2016, which was $22.2242. On October 7, 2016, the Company completed the acquisition and delivered 272,609 shares of its common stock, which represents the number of shares sold in the offering. The Company will complete the opening balance sheet for the acquisition and anticipates completing its acquisition accounting as soon as reasonably practical, and in any event by the end of September 2017. This acquisition expands the Company's packaged home and auto offerings in Illinois and Indiana.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) between 90% and 95% while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2016, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.6x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $76.9 million and $53.0 million for the nine months ended September 30, 2016 and 2015, respectively. We held 5.7% and 9.6% of total invested assets in cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of September 30, 2016 and December 31, 2015, our reserves, net of reinsurance recoverables, were $1,169.2 million and $922.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net investment income and realized and unrealized gains and (losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturities and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We classify our fixed maturities and equity securities as available for sale. We report net unrealized gains (losses) on those securities classified as available for sale separately in other comprehensive income (loss). Additionally, we have a small portfolio of fixed maturities and equity securities classified as trading. We report realized and unrealized gains (losses) on those securities classified as trading in earnings.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)” below.

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

For more information related to recent accounting pronouncements that we adopted during the nine months ended September 30, 2016, see Note 2, "Recent Accounting Pronouncements" in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$851,371	$80,978	$(890)	$931,459	$546,821	$79,864	$—	$626,685
Ceded premiums	(84,052)	(41,912)	890	(125,074)	(64,832)	(36,214)	—	(101,046)
Net premium written	$767,319	$39,066	$—	$806,385	$481,989	$43,650	$—	$525,639
Change in unearned premium	(32,976)	(3,559)	—	(36,535)	(13,024)	(9,354)	—	(22,378)
Net earned premium	$734,343	$35,507	$—	$769,850	$468,965	$34,296	$—	$503,261
Ceding commission income (loss)	2,136	12,461	—	14,597	(2,348)	14,498	—	12,150
Service and fee income	105,636	1,360	(11,334)	95,662	70,853	1,248	(11,194)	60,907
Total underwriting revenues	$842,115	$49,328	$(11,334)	$880,109	$537,470	$50,042	$(11,194)	$576,318
Underwriting expenses:
Loss and loss adjustment expense	491,948	17,905	—	509,853	288,684	13,575	—	302,259
Acquisition costs and other underwriting expenses	135,057	5,683	—	140,740	98,686	10,095	(37)	108,744
General and administrative expenses	185,615	24,456	(11,334)	198,737	106,832	22,906	(11,157)	118,581
Total underwriting expenses	$812,620	$48,044	$(11,334)	$849,330	$494,202	$46,576	$(11,194)	$529,584
Underwriting income	$29,495	$1,284	$—	$30,779	$43,268	$3,466	$—	$46,734
Net investment income	26,368	3,405	(2,097)	27,676	16,140	2,332	—	18,472
Net realized and unrealized gain (loss) on investments	(11,049)	96	—	(10,953)	(4,718)	124	—	(4,594)
Other expense	(56)	—	—	(56)	(157)	—	—	(157)
Equity in earnings of unconsolidated subsidiaries	2,953	—	—	2,953	2,288	—	—	2,288
Interest expense	(10,455)	(2,097)	2,097	(10,455)	(5,844)	(3,584)	—	(9,428)
Income before provision (benefit) for income taxes	$37,256	$2,688	$—	$39,944	$50,977	$2,338	$—	$53,315
Less: Provision (benefit) for income taxes	9,090	(285)	—	8,805	7,840	774	—	8,614
Net income	$28,166	$2,973	$—	$31,139	$43,137	$1,564	$—	$44,701
Less: Net (income) attributable to non-controlling interest	(36)	(2,973)	—	(3,009)	(24)	(1,564)	—	(1,588)
Net income attributable NGHC	$28,130	$—	$—	$28,130	$43,113	$—	$—	$43,113
Net loss ratio	67.0%	50.4%		66.2%	61.6%	39.6%		60.1%
Net operating expense ratio (non-GAAP)	29.0%	46.0%		29.8%	29.2%	50.3%		30.7%
Net combined ratio (non-GAAP)	96.0%	96.4%		96.0%	90.8%	89.9%		90.8%

	Three Months Ended September 30,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$823,075	$50,141	$(13,431)	$859,785	$500,046	$50,160	$(11,194)	$539,012
Less: Loss and loss adjustment expense	491,948	17,905	—	509,853	288,684	13,575	—	302,259
Less: Interest expense	10,455	2,097	(2,097)	10,455	5,844	3,584	—	9,428
Less: Ceding commission income (loss)	2,136	12,461	—	14,597	(2,348)	14,498	—	12,150
Less: Service and fee income	105,636	1,360	(11,334)	95,662	70,853	1,248	(11,194)	60,907
Net operating expense	$212,900	$16,318	$—	$229,218	$137,013	$17,255	$—	$154,268
Net earned premium	$734,343	$35,507	$—	$769,850	$468,965	$34,296	$—	$503,261
Net operating expense ratio (non-GAAP)	29.0%	46.0%		29.8%	29.2%	50.3%		30.7%

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,441,613	$158,148	$(1,601)	$2,598,160	$1,631,581	$217,830	$(3,590)	$1,845,821
Ceded premiums	(231,388)	(79,952)	1,601	(309,739)	(189,560)	(124,777)	3,590	(310,747)
Net premium written	$2,210,225	$78,196	$—	$2,288,421	$1,442,021	$93,053	$—	$1,535,074
Change in unearned premium	(144,050)	(6,661)	—	(150,711)	(89,219)	5,387	—	(83,832)
Net earned premium	$2,066,175	$71,535	$—	$2,137,710	$1,352,802	$98,440	$—	$1,451,242
Ceding commission income (loss)	(2,964)	27,370	—	24,406	(1,249)	28,449	—	27,200
Service and fee income	302,209	2,555	(22,141)	282,623	200,849	2,990	(30,504)	173,335
Total underwriting revenues	$2,365,420	$101,460	$(22,141)	$2,444,739	$1,552,402	$129,879	$(30,504)	$1,651,777
Underwriting expenses:
Loss and loss adjustment expense	1,355,620	35,641	—	1,391,261	838,950	56,824	—	895,774
Acquisition costs and other underwriting expenses	356,343	6,176	(6)	362,513	274,227	20,967	(63)	295,131
General and administrative expenses	538,902	49,717	(22,135)	566,484	325,036	48,831	(30,441)	343,426
Total underwriting expenses	$2,250,865	$91,534	$(22,141)	$2,320,258	$1,438,213	$126,622	$(30,504)	$1,534,331
Underwriting income	$114,555	$9,926	$—	$124,481	$114,189	$3,257	$—	$117,446
Net investment income	75,399	5,653	(4,178)	76,874	46,403	6,552	—	52,955
Net realized and unrealized gain (loss) on investments	(3,191)	237	—	(2,954)	(3,289)	271	—	(3,018)
Other revenue (expense)	258	—	—	258	(327)	—	—	(327)
Equity in earnings of unconsolidated subsidiaries	16,991	—	—	16,991	8,900	—	—	8,900
Interest expense	(28,535)	(4,178)	4,178	(28,535)	(16,031)	(11,078)	—	(27,109)
Income (loss) before provision (benefit) for income taxes	$175,477	$11,638	$—	$187,115	$149,845	$(998)	$—	$148,847
Less: Provision (benefit) for income taxes	41,998	(559)	—	41,439	25,369	(477)	—	24,892
Net income (loss)	$133,479	$12,197	$—	$145,676	$124,476	$(521)	$—	$123,955
Less: Net (income) loss attributable to non-controlling interest	(52)	(12,197)	—	(12,249)	(68)	521	—	453
Net income attributable NGHC	$133,427	$—	$—	$133,427	$124,408	$—	$—	$124,408
Net loss ratio	65.6%	49.8%		65.1%	62.0%	57.7%		61.7%
Net operating expense ratio (non-GAAP)	28.8%	36.3%		29.1%	29.5%	39.0%		30.2%
Net combined ratio (non-GAAP)	94.4%	86.1%		94.2%	91.5%	96.7%		91.9%

	Nine Months Ended September 30,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$2,279,400	$95,712	$(26,319)	$2,348,793	$1,454,244	$137,700	$(30,504)	$1,561,440
Less: Loss and loss adjustment expense	1,355,620	35,641	—	1,391,261	838,950	56,824	—	895,774
Less: Interest expense	28,535	4,178	(4,178)	28,535	16,031	11,078	—	27,109
Less: Ceding commission income (loss)	(2,964)	27,370	—	24,406	(1,249)	28,449	—	27,200
Less: Service and fee income	302,209	2,555	(22,141)	282,623	200,849	2,990	(30,504)	173,335
Net operating expense	$596,000	$25,968	$—	$621,968	$399,663	$38,359	$—	$438,022
Net earned premium	$2,066,175	$71,535	$—	$2,137,710	$1,352,802	$98,440	$—	$1,451,242
Net operating expense ratio (non-GAAP)	28.8%	36.3%		29.1%	29.5%	39.0%		30.2%

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

Since the time of our acquisition of the Attorneys-in-Fact that manage the Reciprocal Exchanges on September 15, 2014, we have been required to consolidate the financial statements of the Reciprocal Exchanges. As noted above in Note 3, "Reciprocal Exchanges" in the notes to our condensed consolidated financial statements, due to the adoption of ASU 2015-02 in January 1, 2016, we were not required to consolidate the Reciprocal Exchanges as variable interest entities for the first quarter of 2016 (the “Deconsolidation of the Reciprocal Exchanges”). Accordingly, comparative information regarding revenues, expenses and cash flows will be affected for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as the revenues, expenses and cash flows included the Reciprocal Exchanges in the first quarter of 2015, but such measures exclude the Reciprocal Exchanges for the first quarter of 2016. Effective March 31, 2016, we acquired the surplus notes issued by the Reciprocal Exchanges and in accordance with ASU 2015-02, we consolidated the Reciprocal Exchanges.

As a result of the Century-National and LPI Business acquisitions, the Assurant Transaction and the Deconsolidation of the Reciprocal Exchanges, comparisons between our 2016 and 2015 results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $304.8 million from $626.7 million for the three months ended September 30, 2015 to $931.5 million for the three months ended September 30, 2016, due to an increase of $250.7 million in premiums received from the P&C segment as a result of the acquisitions of Century-National ($68.9 million) and LPI Business ($104.6 million), and organic growth ($77.3 million). Premiums received from the A&H segment increased by $54.0 million as a result of premium from the Assurant Transaction ($46.4 million) and organic growth ($7.6 million).

Net premium written. Net premium written increased by $280.7 million from $525.6 million for the three months ended September 30, 2015 to $806.4 million for the three months ended September 30, 2016. Net premium written for the P&C segment increased by $227.2 million for the three months ended September 30, 2016 compared to the same period in 2015 as a result of the acquisitions of Century-National ($61.2 million) and LPI Business ($99.8 million), and organic growth ($66.2 million). Net premium written for the A&H segment increased by $53.5 million as a result of premium from the Assurant Transaction ($46.4 million) and organic growth ($7.1 million).

Net earned premium. Net earned premium increased by $266.6 million, or 53.0%, from $503.3 million for the three months ended September 30, 2015 to $769.9 million for the three months ended September 30, 2016. The increase by segment was: P&C $206.6 million and A&H $60.0 million. The increase in the P&C segment was attributable to the acquisitions of Century-National ($52.0 million) and LPI Business ($103.8 million), and organic growth ($50.9 million). The increase in the A&H segment was due to premium from the Assurant Transaction ($46.6 million) and organic growth ($13.4 million).

Ceding commission income. Ceding commission income increased from $12.2 million for the three months ended September 30, 2015 to $14.6 million for the three months ended September 30, 2016. The increase was primarily attributable to the acquisition of Century-National within our P&C segment.

Service and fee income. Service and fee income increased by $34.8 million, or 57.1%, from $60.9 million for the three months ended September 30, 2015 to $95.7 million for the three months ended September 30, 2016. The increase was primarily attributable to our service and fee income related to the A&H segment ($20.5 million), resulting primarily from the Assurant Transaction and the increase related to the P&C segment ($14.3 million), resulting primarily from Century-National and the LPI Business acquisitions and organic growth.

The components of service and fee income are as follows:

	Three Months Ended September 30,
(amounts in thousands)	2016	2015	Change
Installment fees	$9,826	$8,257	$1,569
Commission revenue	31,478	16,843	14,635
General agent fees	18,378	20,559	(2,181)
Late payment fees	4,275	3,063	1,212
Group health administrative fees	17,222	4,524	12,698
Finance and processing fees	7,137	6,529	608
Lender service fees	3,722	—	3,722
Other	3,624	1,132	2,492
Total	$95,662	$60,907	$34,755

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $207.6 million, or 68.7%, from $302.3 million for the three months ended September 30, 2015 to $509.9 million for the three months ended September 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, the Assurant Transaction, catastrophe losses related to floods that occurred in Louisiana in August 2016 and loss development related to hail storms that occurred in Dallas and San Antonio, Texas in the first half of 2016, and loss experience in our legacy domestic stop loss programs. The changes by segment were: P&C increased by $164.0 million and A&H increased by $43.6 million. Loss and LAE for the three months ended September 30, 2016 included $3.3 million of unfavorable development on prior accident year loss and LAE reserves. The $3.8 million of unfavorable development in the P&C segment was primarily driven by unfavorable development in private passenger automobile liability of which $3.1 million was attributable to the Reciprocal Exchanges, while $0.5 million of favorable development in the A&H segment was primarily driven by favorable development in our domestic A&H businesses. Loss and LAE for the three months ended September 30, 2015 included $4.7 million of favorable development on prior accident year loss and LAE reserves primarily attributable to positive development on claims in the P&C segment for private passenger automobile liability.

Our consolidated net loss ratio increased from 60.1% for the three months ended September 30, 2015 to 66.2% for the three months ended September 30, 2016 due to higher P&C segment net loss ratio driven by product mix changes, catastrophe losses related to floods that occurred in Louisiana in August 2016 and loss development related to hail storms that occurred in Dallas and San Antonio, Texas in the first half of 2016.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $32.0 million, or 29.4%, from $108.7 million for the three months ended September 30, 2015 to $140.7 million for the three months ended September 30, 2016, primarily as a result of the Century-National and LPI Business acquisitions, the Assurant Transaction and organic growth, partially offset by lower acquisition costs in the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $80.2 million, or 67.6%, from $118.6 million for the three months ended September 30, 2015 to $198.7 million for the three months ended September 30, 2016, primarily as a result of the Century-National and LPI Business acquisitions, slightly higher expenses in the Reciprocal Exchanges, the Assurant Transaction and organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $75.0 million, or 48.6%, from $154.3 million for the three months ended September 30, 2015 to $229.2 million for the three months ended September 30, 2016. The consolidated net operating expense ratio, which includes the Reciprocal Exchanges, decreased to 29.8% in the three months ended September 30, 2016 from 30.7% in the three months ended September 30, 2015. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.0% and 29.2% for the three months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 46.0% and 50.3% for the three months ended September 30, 2016 and 2015, respectively.

Net investment income. Net investment income increased by $9.2 million, or 49.8% from $18.5 million for the three months ended September 30, 2015 to $27.7 million for the three months ended September 30, 2016, primarily due to interest income from our fixed maturities and increases in our invested assets as a result of our issuances of debt, preferred stock and common stock capital raising activities in 2016 and 2015.

Net realized and unrealized gain (loss) on investments. Net realized and unrealized loss on investments increased by $6.4 million from $4.6 million loss for the three months ended September 30, 2015 to a $11.0 million loss for the three months ended September 30, 2016, due to the higher recognition of other-than-temporary impairments ("OTTI") partially offset by higher net realized and unrealized gains on fixed maturities in the three months ended September 30, 2016. For the three months ended September 30, 2016 we reclassified certain available-for-sale securities to trading securities for the purpose of selling them in the near term and benefit from the change in prices.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $0.7 million from $2.3 million in earnings for the three months ended September 30, 2015 to $3.0 million in earnings for the three months ended September 30, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the three months ended September 30, 2016 and 2015 was $10.5 million and $9.4 million, respectively.

Provision for income taxes. Income tax expense increased by $0.2 million, or 2.2%, from $8.6 million for the three months ended September 30, 2015, reflecting an effective tax rate of 16.9%, to $8.8 million for the three months ended September 30, 2016, reflecting an effective tax rate of 23.8%. Income tax expense included a tax benefit of $1.6 million and a tax detriment of $3.6 million for the three months ended September 30, 2016 and 2015, respectively, attributable to the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the three months ended September 30, 2016 by 4.4%. The effect of this tax detriment increased the effective tax rate for the three months ended September 30, 2015 by 7.1%.

Excluding the Reciprocal Exchanges, income tax expense was $9.1 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively, reflecting effective tax rates of 26.5% and 16.1%, respectively. The Reciprocal Exchanges had pre-tax income of $2.7 million and a pre-tax loss of $2.3 million for the three months ended September 30, 2016 and 2015, respectively. A full valuation allowance was recorded in the Reciprocal Exchanges.

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $752.3 million from $1,845.8 million for the nine months ended September 30, 2015 to $2,598.2 million for the nine months ended September 30, 2016, due to an increase of $550.4 million in premiums received from the P&C segment as a result of the acquisitions of Century-National ($88.8 million) and LPI Business ($324.8 million), and organic growth ($196.4 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($59.7 million). Premiums received from the A&H segment increased by $202.0 million as a result of premium from the Assurant Transaction ($144.6 million) and organic growth ($57.4 million).

Net premium written. Net premium written increased by $753.3 million from $1,535.1 million for the nine months ended September 30, 2015 to $2,288.4 million for the nine months ended September 30, 2016. Net premium written for the P&C segment increased by $558.6 million for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of the acquisitions of Century-National ($79.1 million) and LPI Business ($317.2 million), and organic growth ($177.2 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($14.9 million). Net premium written for the A&H segment increased by $194.8 million as a result of premium from the Assurant Transaction ($144.6 million) and organic growth ($50.2 million).

Net earned premium. Net earned premium increased by $686.5 million, or 47.3%, from $1,451.2 million for the nine months ended September 30, 2015 to $2,137.7 million for the nine months ended September 30, 2016. The increase by segment was: P&C $491.2 million and A&H $195.3 million. The increase in the P&C segment was attributable to the acquisitions of Century-National ($67.9 million) and LPI Business ($335.1 million), and organic growth ($115.1 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($26.9 million ). The increase in the A&H segment was due to premium from the Assurant Transaction ($145.0 million) and organic growth ($50.3 million).

Ceding commission income. Ceding commission income decreased from $27.2 million for the nine months ended September 30, 2015 to $24.4 million for the nine months ended September 30, 2016, primarily driven by a decrease to the sliding scale adjustment on our terminated third party quota share agreement partially offset by an increase attributable to the acquisition of Century-National within our P&C segment.

Service and fee income. Service and fee income increased by $109.3 million, or 63.1%, from $173.3 million for the nine months ended September 30, 2015 to $282.6 million for the nine months ended September 30, 2016. The increase was primarily attributable to our service and fee income related to the A&H segment ($57.7 million), resulting primarily from the Assurant Transaction and the increase related to the P&C segment ($51.6 million), resulting primarily from Century-National and the LPI Business acquisitions and organic growth.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change
Installment fees	$27,748	$24,689	$3,059
Commission revenue	88,313	46,120	42,193
General agent fees	55,161	55,991	(830)
Late payment fees	11,054	8,996	2,058
Group health administrative fees	53,928	10,461	43,467
Finance and processing fees	27,002	23,340	3,662
Lender service fees	11,634	—	11,634
Other	7,783	3,738	4,045
Total	$282,623	$173,335	$109,288

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $495.5 million, or 55.3%, from $895.8 million for the nine months ended September 30, 2015 to $1,391.3 million for the nine months ended September 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, the Assurant Transaction, catastrophe losses related to hail storms that occurred in Dallas and San Antonio, Texas in the first half of 2016 and floods that occurred in Louisiana in August 2016, and loss experience in our legacy domestic stop loss programs partially offset by the Deconsolidation of the Reciprocal Exchanges. The changes by segment were: P&C increased by $343.0 million and A&H increased by $152.5 million. Loss and LAE for the nine months ended September 30, 2016 included $8.2 million of favorable development on prior accident year loss and LAE reserves. The $11.3 million of favorable development in the P&C segment was primarily driven by favorable development in our LPI Business, while $3.1 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in European A&H policies produced by our Euro Accident Health & Care Insurance Aktiebolag ("EHC") business. Loss and LAE for the nine months ended September 30, 2015 included $2.6 million of favorable development on prior accident year loss and LAE reserves consisting of $4.7 million of positive development on claims in the P&C segment for private passenger automobile liability partially offset by $2.1 million of loss emergence in the A&H segment, of which $1.4 million related to domestic medical stop loss programs and $0.7 million related to European A&H policies.

Our consolidated net loss ratio increased from 61.7% for the nine months ended September 30, 2015 to 65.1% for the nine months ended September 30, 2016 with a slightly higher P&C segment net loss ratio and a higher A&H segment net loss ratio primarily driven by greater loss experience in our legacy domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $67.4 million, or 22.8%, from $295.1 million for the nine months ended September 30, 2015 to $362.5 million for the nine months ended September 30, 2016, primarily as a result of the Century-National and LPI Business acquisitions, the Assurant Transaction, lower acquisition costs in the Reciprocal Exchanges and organic growth, partially offset by the Deconsolidation of the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $223.1 million, or 65.0%, from $343.4 million for the nine months ended September 30, 2015 to $566.5 million for the nine months ended September 30, 2016, primarily as a result of the Century-National and LPI Business acquisitions, the Assurant Transaction, slightly higher expenses in the Reciprocal Exchanges, organic growth and the Deconsolidation of the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $183.9 million, or 42.0%, from $438.0 million for the nine months ended September 30, 2015 to $622.0 million for the nine months ended September 30, 2016. The consolidated net operating expense ratio, which includes the Reciprocal Exchanges, decreased to 29.1% in the nine months ended September 30, 2016 from 30.2% in the nine months ended September 30, 2015. Excluding the Reciprocal Exchanges, the net operating expense ratio was 28.8% and 29.5% for the nine months ended September 30, 2016 and 2015, respectively. The

Reciprocal Exchanges' net operating expense ratio was 36.3% and 39.0% for the nine months ended September 30, 2016 and 2015, respectively.

Net investment income. Net investment income increased by $23.9 million, or 45.2%, from $53.0 million for the nine months ended September 30, 2015 to $76.9 million for the nine months ended September 30, 2016, primarily due to interest income from our fixed maturities and increases in our invested assets as a result of our issuances of debt, preferred stock and common stock capital raising activities in 2016 and 2015.

Net realized and unrealized gain (loss) on investments. Net realized and unrealized loss on investments decreased by less than $0.1 million from a $3.0 million loss for the nine months ended September 30, 2015 to a $3.0 million loss for the nine months ended September 30, 2016.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $8.1 million from $8.9 million in earnings for the nine months ended September 30, 2015 to $17.0 million in earnings for the nine months ended September 30, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the nine months ended September 30, 2016 and 2015 was $28.5 million and $27.1 million, respectively.

Provision for income taxes. Income tax expense increased by $16.5 million, or 66.5%, from $24.9 million for the nine months ended September 30, 2015, reflecting an effective tax rate of 17.8%, to $41.4 million for the nine months ended September 30, 2016, reflecting an effective tax rate of 24.4%. The primary driver of the increase in consolidated income tax expense was the increase in pre-tax income period over period. Income tax expense included a tax benefit of $10.9 million and $8.9 million for the nine months ended September 30, 2016 and 2015, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the nine months ended September 30, 2016 and 2015 by 6.4% and 6.4%, respectively.

Excluding the Reciprocal Exchanges, income tax expense was $42.0 million and $25.4 million for the nine months ended September 30, 2016 and 2015, respectively, reflecting effective tax rates of 26.5% and 18.0%, respectively. The Reciprocal Exchanges had pre-tax income of $11.6 million and a pre-tax loss of $1.0 million for the nine months ended September 30, 2016 and 2015, respectively. A full valuation allowance was recorded in the Reciprocal Exchanges.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$753,747	$80,978	$(890)	$833,835	$503,227	$79,864	$—	$583,091
Ceded premiums	(73,803)	(41,912)	890	(114,825)	(55,087)	(36,214)	—	(91,301)
Net premium written	$679,944	$39,066	$—	$719,010	$448,140	$43,650	$—	$491,790
Change in unearned premium	(50,683)	(3,559)	—	(54,242)	(24,282)	(9,354)	—	(33,636)
Net earned premium	$629,261	$35,507	$—	$664,768	$423,858	$34,296	$—	$458,154
Ceding commission income (loss)	1,809	12,461	—	14,270	(2,615)	14,498	—	11,883
Service and fee income	65,478	1,360	(11,334)	55,504	51,193	1,248	(11,194)	41,247
Total underwriting revenues	$696,548	$49,328	$(11,334)	$734,542	$472,436	$50,042	$(11,194)	$511,284
Underwriting expenses:
Loss and loss adjustment expense	414,801	17,905	—	432,706	255,165	13,575	—	268,740
Acquisition costs and other underwriting expenses	102,221	5,683	—	107,904	81,321	10,095	(37)	91,379
General and administrative expenses	153,246	24,456	(11,334)	166,368	92,771	22,906	(11,157)	104,520
Total underwriting expenses	$670,268	$48,044	$(11,334)	$706,978	$429,257	$46,576	$(11,194)	$464,639
Underwriting income	$26,280	$1,284	$—	$27,564	$43,179	$3,466	$—	$46,645
Net loss ratio	65.9%	50.4%		65.1%	60.2%	39.6%		58.7%
Net operating expense ratio (non-GAAP)	29.9%	46.0%		30.8%	29.6%	50.3%		31.2%
Net combined ratio (non-GAAP)	95.8%	96.4%		95.9%	89.8%	89.9%		89.9%

	Three Months Ended September 30,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$670,268	$48,044	$(11,334)	$706,978	$429,257	$46,576	$(11,194)	$464,639
Less: Loss and loss adjustment expense	414,801	17,905	—	432,706	255,165	13,575	—	268,740
Less: Ceding commission income (loss)	1,809	12,461	—	14,270	(2,615)	14,498	—	11,883
Less: Service and fee income	65,478	1,360	(11,334)	55,504	51,193	1,248	(11,194)	41,247
Net operating expense	$188,180	$16,318	$—	$204,498	$125,514	$17,255	$—	$142,769
Net earned premium	$629,261	$35,507	$—	$664,768	$423,858	$34,296	$—	$458,154
Net operating expense ratio (non-GAAP)	29.9%	46.0%		30.8%	29.6%	50.3%		31.2%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,086,241	$158,148	$(1,601)	$2,242,788	$1,478,172	$217,830	$(3,590)	$1,692,412
Ceded premiums	(197,581)	(79,952)	1,601	(275,932)	(162,934)	(124,777)	3,590	(284,121)
Net premium written	$1,888,660	$78,196	$—	$1,966,856	$1,315,238	$93,053	$—	$1,408,291
Change in unearned premium	(130,349)	(6,661)	—	(137,010)	(74,985)	5,387	—	(69,598)
Net earned premium	$1,758,311	$71,535	$—	$1,829,846	$1,240,253	$98,440	$—	$1,338,693
Ceding commission income (loss)	(4,019)	27,370	—	23,351	(2,069)	28,449	—	26,380
Service and fee income	189,739	2,555	(22,141)	170,153	146,098	2,990	(30,504)	118,584
Total underwriting revenues	$1,944,031	$101,460	$(22,141)	$2,023,350	$1,384,282	$129,879	$(30,504)	$1,483,657
Underwriting expenses:
Loss and loss adjustment expense	1,123,353	35,641	—	1,158,994	759,198	56,824	—	816,022
Acquisition costs and other underwriting expenses	275,171	6,176	(6)	281,341	233,951	20,967	(63)	254,855
General and administrative expenses	445,053	49,717	(22,135)	472,635	282,797	48,831	(30,441)	301,187
Total underwriting expenses	$1,843,577	$91,534	$(22,141)	$1,912,970	$1,275,946	$126,622	$(30,504)	$1,372,064
Underwriting income	$100,454	$9,926	$—	$110,380	$108,336	$3,257	$—	$111,593
Net loss ratio	63.9%	49.8%		63.3%	61.2%	57.7%		61.0%
Net operating expense ratio (non-GAAP)	30.4%	36.3%		30.6%	30.1%	39.0%		30.7%
Net combined ratio (non-GAAP)	94.3%	86.1%		93.9%	91.3%	96.7%		91.7%

	Nine Months Ended September 30,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$1,843,577	$91,534	$(22,141)	$1,912,970	$1,275,946	$126,622	$(30,504)	$1,372,064
Less: Loss and loss adjustment expense	1,123,353	35,641	—	1,158,994	759,198	56,824	—	816,022
Less: Ceding commission income (loss)	(4,019)	27,370	—	23,351	(2,069)	28,449	—	26,380
Less: Service and fee income	189,739	2,555	(22,141)	170,153	146,098	2,990	(30,504)	118,584
Net operating expense	$534,504	$25,968	$—	$560,472	$372,719	$38,359	$—	$411,078
Net earned premium	$1,758,311	$71,535	$—	$1,829,846	$1,240,253	$98,440	$—	$1,338,693
Net operating expense ratio (non-GAAP)	30.4%	36.3%		30.6%	30.1%	39.0%		30.7%

P&C Segment Results of Operations for the Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $250.7 million, or 43.0%, from $583.1 million for the three months ended September 30, 2015 to $833.8 million for the three months ended September 30, 2016, as a result of the acquisitions of Century-National ($68.9 million) and LPI Business ($104.6 million), and organic growth ($77.3 million).

Net premium written. Net premium written increased by $227.2 million from $491.8 million for the three months ended September 30, 2015 to $719.0 million for the three months ended September 30, 2016, as a result of the acquisitions of Century-National ($61.2 million) and LPI Business ($99.8 million), and organic growth ($66.2 million).

Net earned premium. Net earned premium increased by $206.6 million, or 45.1%, from $458.2 million for the three months ended September 30, 2015 to $664.8 million for the three months ended September 30, 2016, as a result of the acquisitions of Century-National ($52.0 million) and LPI Business ($103.8 million), and organic growth ($50.9 million).

Ceding commission income. Ceding commission income increased by $2.4 million from $11.9 million for the three months ended September 30, 2015 to $14.3 million for the three months ended September 30, 2016. The increase was primarily attributable to the acquisition of Century-National.

Service and fee income. Service and fee income increased by $14.3 million, or 34.6%, from $41.2 million for the three months ended September 30, 2015 to $55.5 million for the three months ended September 30, 2016, primarily as a result of the Century-National and LPI Business acquisitions and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $164.0 million, or 61.0%, from $268.7 million for the three months ended September 30, 2015 to $432.7 million for the three months ended September 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, catastrophe losses related to floods that occurred in Louisiana in August 2016 and catastrophe loss development related to hail storms that occurred in Dallas and San Antonio, Texas in the first half of 2016. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 58.7% for the three months ended September 30, 2015 to 65.1% for the three months ended September 30, 2016, primarily due to product mix changes and catastrophe losses and loss development for the events that occurred in Louisiana and Texas. Excluding the Reciprocal Exchanges, the net loss ratio was 65.9% and 60.2% for the three months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net loss ratio was 50.4% and 39.6% for the three months ended September 30, 2016 and 2015, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $16.5 million from $91.4 million for the three months ended September 30, 2015 to $107.9 million for the three months ended September 30, 2016. The increase was due to the Century-National and LPI Business acquisitions and organic growth, partially offset by lower amortization of deferred acquisition costs in the Reciprocal Exchanges.

General and administrative expenses. General and administrative expenses increased by $61.8 million from $104.5 million for the three months ended September 30, 2015 to $166.4 million for the three months ended September 30, 2016, as a result of the acquisitions of Century-National and LPI Business, organic growth and higher amortization of intangible assets in the Reciprocal Exchanges.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $61.7 million, or 43.2%, from $142.8 million for the three months ended September 30, 2015 to $204.5 million for the three months ended September 30, 2016. Our P&C segment net operating expense ratio, which includes the Reciprocal Exchanges, decreased from 31.2% for the three months ended September 30, 2015 to 30.8% for the three months ended September 30, 2016 primarily as a result of increased net earned premium. Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.9% and 29.6% for the three months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 46.0% and 50.3% for the three months ended September 30, 2016 and 2015, respectively.

Underwriting income. Underwriting income decreased from $46.6 million for the three months ended September 30, 2015 to $27.6 million for the three months ended September 30, 2016, primarily driven by a decrease in our legacy business. Our P&C segment net combined ratio, which includes the Reciprocal Exchanges, for the three months ended September 30, 2016 increased to 95.9% compared to 89.9% for the same period in 2015 primarily as a result of an increase in our net loss ratio due to product mix changes and catastrophe losses. Excluding the Reciprocal Exchanges, the net combined ratio was 95.8% and 89.8% for the three months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net combined ratio was 96.4% and 89.9% for the three months ended September 30, 2016 and 2015, respectively.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $550.4 million, or 32.5%, from $1,692.4 million for the nine months ended September 30, 2015 to $2,242.8 million for the nine months ended September 30, 2016, as a result of the acquisitions of Century-National ($88.8 million) and LPI Business ($324.8 million), and organic growth ($196.4 million) partially offset by the Deconsolidation of the Reciprocal Exchanges ($59.7 million).

Net premium written. Net premium written increased by $558.6 million from $1,408.3 million for the nine months ended September 30, 2015 to $1,966.9 million for the nine months ended September 30, 2016, as a result of the acquisitions of Century-National ($79.1 million) and LPI Business ($317.2 million), and organic growth ($177.2 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($14.9 million).

Net earned premium. Net earned premium increased by $491.2 million, or 36.7%, from $1,338.7 million for the nine months ended September 30, 2015 to $1,829.8 million for the nine months ended September 30, 2016, as a result of the acquisitions of Century-National ($67.9 million) and LPI Business ($335.1 million), and organic growth ($115.1 million), partially offset by the Deconsolidation of the Reciprocal Exchanges ($26.9 million).

Ceding commission income. Ceding commission income decreased by $3.0 million from $26.4 million for the nine months ended September 30, 2015 to $23.4 million for the nine months ended September 30, 2016, driven by a decrease to the sliding scale adjustment on our terminated third party quota share agreement and the Deconsolidation of the Reciprocal Exchanges partially offset by the increase attributable to the acquisition of Century-National.

Service and fee income. Service and fee income increased by $51.6 million, or 43.5%, from $118.6 million for the nine months ended September 30, 2015 to $170.2 million for the nine months ended September 30, 2016, primarily as a result of the Century-National and LPI Business acquisitions and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $343.0 million, or 42.0%, from $816.0 million for the nine months ended September 30, 2015 to $1,159.0 million for the nine months ended September 30, 2016, primarily reflecting the Century-National and LPI Business acquisitions, catastrophe losses and losses development related to hail storms that occurred in Dallas and San Antonio, Texas in the first half of 2016 and floods that occurred in Louisiana in August 2016, partially offset by the Deconsolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 61.0% for the nine months ended September 30, 2015 to 63.3% for the nine months ended September 30, 2016, primarily due to product mix changes and catastrophe losses and loss development for the events that occurred in Louisiana and Texas. Excluding the Reciprocal Exchanges, the net loss ratio was 63.9% and 61.2% for the nine months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net loss ratio was 49.8% and 57.7% for the nine months ended September 30, 2016 and 2015, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $26.5 million from $254.9 million for the nine months ended September 30, 2015 to $281.3 million for the nine months ended September 30, 2016. The increase was due to the Century-National and LPI Business acquisitions and organic growth, partially offset by lower amortization of deferred acquisition costs in the Reciprocal Exchanges and its Deconsolidation.

General and administrative expenses. General and administrative expenses increased by $171.4 million from $301.2 million for the nine months ended September 30, 2015 to $472.6 million for the nine months ended September 30, 2016, as a result of the acquisitions of Century-National and LPI Business, organic growth and higher amortization of intangible assets in the Reciprocal Exchanges and its Deconsolidation.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $149.4 million, or 36.3%, from $411.1 million for the nine months ended September 30, 2015 to $560.5 million for the nine months ended September 30, 2016. Our P&C segment net operating expense ratio, which includes the Reciprocal Exchanges, decreased from 30.7% for the nine months ended September 30, 2015 to 30.6% for the nine months ended September 30, 2016. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.4% and 30.1% for the nine months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 36.3% and 39.0% for the nine months ended September 30, 2016 and 2015, respectively.

Underwriting income. Underwriting income decreased from $111.6 million for the nine months ended September 30, 2015 to $110.4 million for the nine months ended September 30, 2016. Our P&C segment net combined ratio, which includes the Reciprocal Exchanges, for the nine months ended September 30, 2016 increased to 93.9% compared to 91.7% for the same period in 2015 primarily as a result of an increase in our net loss ratio due to product mix changes and catastrophe losses. Excluding the Reciprocal Exchanges, the net combined ratio was 94.3% and 91.3% for the nine months ended September 30, 2016 and 2015, respectively. The Reciprocal Exchanges' net combined ratio was 86.1% and 96.7% for the nine months ended September 30, 2016 and 2015, respectively.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Gross premium written	$97,624	$43,594	$355,372	$153,409
Ceded premiums	(10,249)	(9,745)	(33,807)	(26,626)
Net premium written	$87,375	$33,849	$321,565	$126,783
Change in unearned premium	17,707	11,258	(13,701)	(14,234)
Net earned premium	$105,082	$45,107	$307,864	$112,549
Ceding commission income	327	267	1,055	820
Service and fee income	40,158	19,660	112,470	54,751
Total underwriting revenues	$145,567	$65,034	$421,389	$168,120
Underwriting expenses:
Loss and loss adjustment expense	77,147	33,519	232,267	79,752
Acquisition costs and other underwriting expenses	32,836	17,365	81,172	40,276
General and administrative expenses	32,369	14,061	93,849	42,239
Total underwriting expenses	$142,352	$64,945	$407,288	$162,267
Underwriting income	$3,215	$89	$14,101	$5,853
Net loss ratio	73.4%	74.3%	75.4%	70.9%
Net operating expense ratio (non-GAAP)	23.5%	25.5%	20.0%	23.9%
Net combined ratio (non-GAAP)	96.9%	99.8%	95.4%	94.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2016	2015	2016	2015
	(amounts in thousands)
Total underwriting expenses	$142,352	$64,945	$407,288	$162,267
Less: Loss and loss adjustment expense	77,147	33,519	232,267	79,752
Less: Ceding commission income	327	267	1,055	820
Less: Service and fee income	40,158	19,660	112,470	54,751
Net operating expense	$24,720	$11,499	$61,496	$26,944
Net earned premium	$105,082	$45,107	$307,864	$112,549
Net operating expense ratio (non-GAAP)	23.5%	25.5%	20.0%	23.9%

A&H Segment Results of Operations for the Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $54.0 million from $43.6 million for the three months ended September 30, 2015 to $97.6 million for the three months ended September 30, 2016, as a result of premium from the Assurant Transaction ($46.4 million) and organic growth ($7.6 million).

Net premium written. Net premium written increased by $53.5 million from $33.8 million for the three months ended September 30, 2015 to $87.4 million for the three months ended September 30, 2016, as a result of premium from the Assurant Transaction ($46.4 million) and organic growth ($7.1 million).

Net earned premium. Net earned premium increased by $60.0 million from $45.1 million for the three months ended September 30, 2015 to $105.1 million for the three months ended September 30, 2016, due to earned premium from the Assurant Transaction ($46.6 million) and organic growth ($13.4 million).

Service and fee income. Service and fee income increased by $20.5 million, or 104.3%, from $19.7 million for the three months ended September 30, 2015 to $40.2 million for the three months ended September 30, 2016, primarily as a result of the Assurant Transaction and underlying domestic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $43.6 million from $33.5 million for the three months ended September 30, 2015 to $77.1 million for the three months ended September 30, 2016, primarily as a result of the Assurant Transaction. Net loss ratio slightly decreased from 74.3% for the three months ended September 30, 2015 to 73.4% for the three months ended September 30, 2016.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $15.5 million from $17.4 million for the three months ended September 30, 2015 to $32.8 million for the three months ended September 30, 2016, primarily due to the Assurant Transaction and an increase in our legacy domestic written premium volume.

General and administrative expenses. General and administrative expenses increased by $18.3 million from $14.1 million for the three months ended September 30, 2015 to $32.4 million for the three months ended September 30, 2016, primarily as a result of the Assurant Transaction.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $13.2 million from $11.5 million for the three months ended September 30, 2015 to $24.7 million for the three months ended September 30, 2016, primarily as a result of the Assurant Transaction and our legacy domestic business. The net operating expense ratio decreased from 25.5% for the three months ended September 30, 2015 to 23.5% for the three months ended September 30, 2016, primarily as a result of increased net earned premiums and higher service and fee income, partially offset by an increase in general and administrative expenses and acquisition costs and other underwriting expenses.

Underwriting income. Underwriting income increased from $0.1 million for the three months ended September 30, 2015 to $3.2 million for the three months ended September 30, 2016, as a result of the Assurant Transaction partially offset by underwriting loss in our legacy domestic business. The net combined ratio for the three months ended September 30, 2016 decreased to 96.9% compared to 99.8% for the same period in 2015. The net combined ratio decreased due to a higher net loss ratio driven by higher loss experience in our legacy domestic stop loss programs, partially offset by a lower net operating expense ratio as a result of the Assurant Transaction.

A&H Segment Results of Operations for the Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 (Unaudited)

Gross premium written. Gross premium written increased by $202.0 million from $153.4 million for the nine months ended September 30, 2015 to $355.4 million for the nine months ended September 30, 2016, as a result of premium from the Assurant Transaction ($144.6 million) and organic growth ($57.4 million).

Net premium written. Net premium written increased by $194.8 million from $126.8 million for the nine months ended September 30, 2015 to $321.6 million for the nine months ended September 30, 2016, as a result of premium from the Assurant Transaction ($144.6 million) and organic growth ($50.2 million).

Net earned premium. Net earned premium increased by $195.3 million from $112.5 million for the nine months ended September 30, 2015 to $307.9 million for the nine months ended September 30, 2016, due to earned premium from the Assurant Transaction ($145.0 million) and organic growth ($50.3 million).

Service and fee income. Service and fee income increased by $57.7 million, or 105.4%, from $54.8 million for the nine months ended September 30, 2015 to $112.5 million for the nine months ended September 30, 2016, primarily as a result of the Assurant Transaction and underlying domestic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $152.5 million from $79.8 million for the nine months ended September 30, 2015 to $232.3 million for the nine months ended September 30, 2016, primarily as a result of the Assurant Transaction. Net loss ratio increased from 70.9% for the nine months ended September 30, 2015 to 75.4% for the nine months ended September 30, 2016. The net loss ratio increase in the nine months ended September 30, 2016 was primarily driven by higher loss experience in our legacy domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $40.9 million from $40.3 million for the nine months ended September 30, 2015 to $81.2 million for the nine months ended September 30, 2016, primarily due to the Assurant Transaction and an increase in our legacy domestic written premium volume.

General and administrative expenses. General and administrative expenses increased by $51.6 million from $42.2 million for the nine months ended September 30, 2015 to $93.8 million for the nine months ended September 30, 2016, primarily as a result of the Assurant Transaction.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $34.6 million from $26.9 million for the nine months ended September 30, 2015 to $61.5 million for the nine months ended September 30, 2016, primarily as a result of the Assurant Transaction and our legacy domestic business. The net operating expense ratio decreased from 23.9% for the nine months ended September 30, 2015 to 20.0% for the nine months ended September 30, 2016, primarily as a result of increased net earned premiums and higher service and fee income partially offset by an increase in general and administrative expenses and acquisition costs and other underwriting expenses.

Underwriting income. Underwriting income increased from $5.9 million for the nine months ended September 30, 2015 to $14.1 million for the nine months ended September 30, 2016, as a result of the Assurant Transaction partially offset by underwriting loss in our legacy domestic business. The net combined ratio for the nine months ended September 30, 2016 slightly increased to 95.4% compared to 94.8% for the same period in 2015.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed maturities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturities include obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include common and preferred stock of U.S. and Canadian corporations. From time to time, we also reclassify available-for-sale securities to trading securities for the purpose of buying and selling them in the near term and benefit from the change in market prices or spreads.

The average yield on our investment portfolio was 3.2% and 3.3% and the average duration of the portfolio was 5.58 and 5.00 years for the nine months ended September 30, 2016 and 2015, respectively.

Available-for-Sale Securities. The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Fixed maturities and securities pledged:
U.S. Treasury	$22,397	$1,594	$—	$23,991
Federal agencies	431	8	—	439
States and political subdivision bonds	403,649	11,801	(374)	415,076
Foreign government	60,084	978	(352)	60,710
Corporate bonds	1,574,781	92,902	(5,400)	1,662,283
Residential mortgage-backed securities	401,765	12,886	(61)	414,590
Commercial mortgage-backed securities	106,280	3,471	(448)	109,303
Structured securities	281,244	4,512	(1,013)	284,743
Total fixed maturities and securities pledged	2,850,631	128,152	(7,648)	2,971,135
Equity securities:
Common stock	65,855	5,061	(3,141)	67,775
Preferred stock	15,821	515	(515)	15,821
Total equity securities	81,676	5,576	(3,656)	83,596
Total	$2,828,234	$126,558	$(7,648)	$2,947,144
Less: Securities pledged	—	—	—	—
Total net of securities pledged	$2,828,234	$126,558	$(7,648)	$2,947,144
NGHC	$2,652,406	$118,161	$(10,856)	$2,759,711
Reciprocal Exchanges	279,901	15,567	(448)	295,020
Total	$2,932,307	$133,728	$(11,304)	$3,054,731

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Fixed maturities and securities pledged:
U.S. Treasury	$19,348	$1,052	$(48)	$20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total fixed maturities and securities pledged	2,380,480	34,819	(57,885)	2,357,414
Equity securities:
Common stock	53,356	569	(6,960)	46,965
Preferred stock	11,448	377	—	11,825
Total equity securities	64,804	946	(6,960)	58,790
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

The decrease in gross unrealized losses from $64.8 million at December 31, 2015 to $11.3 million at September 30, 2016 resulted from the recognition of OTTI, fluctuations in market interest rates and performance of our equity securities.

The amortized cost and fair value of available-for-sale fixed maturities and securities pledged, held as of September 30, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$34,921	$35,088	$75	$76	$34,996	$35,164
Due after one year through five years	479,553	501,849	42,896	45,598	522,449	547,447
Due after five years through ten years	1,223,595	1,280,579	179,652	190,135	1,403,247	1,470,714
Due after ten years	347,517	357,760	34,377	36,157	381,894	393,917
Mortgage-backed securities	485,144	500,839	22,901	23,054	508,045	523,893
Total	$2,570,730	$2,676,115	$279,901	$295,020	$2,850,631	$2,971,135

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by the length of time the security had continuously been in an unrealized loss position as of September 30, 2016 and December 31, 2015.

	Less Than 12 Months			12 Months or More			Total
September 30, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Fixed maturities:
States and political subdivision bonds	$40,021	$(203)	49	$5,457	$(171)	10	$45,478	$(374)
Foreign government	17,742	(352)	4	—	—	—	17,742	(352)
Corporate bonds	141,601	(3,950)	51	31,439	(1,450)	24	173,040	(5,400)
Residential mortgage-backed securities	6,096	(19)	4	2,278	(42)	5	8,374	(61)
Commercial mortgage-backed securities	8,015	(127)	4	5,392	(321)	4	13,407	(448)
Structured securities	28,733	(113)	15	39,953	(900)	20	68,686	(1,013)
Equity securities:
Common stock	14,882	(3,133)	32	168	(8)	3	15,050	(3,141)
Preferred stock	10,410	(515)	6	—	—	—	10,410	(515)
Total	$267,500	$(8,412)	165	$84,687	$(2,892)	66	$352,187	$(11,304)
NGHC	$255,970	$(8,231)	156	$77,117	$(2,625)	51	$333,087	$(10,856)
Reciprocal Exchanges	11,530	(181)	9	7,570	(267)	15	19,100	(448)
Total	$267,500	$(8,412)	165	$84,687	$(2,892)	66	$352,187	$(11,304)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Fixed maturities:
U.S. Treasury	$7,141	$(48)	5	$—	$—	—	$7,141	$(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Equity securities:
Common stock	39,490	(6,932)	5	130	(28)	2	39,620	(6,960)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

There were 231 and 444 securities at September 30, 2016 and December 31, 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporary impairments. At September 30, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to fluctuations in market interest rates since their date of purchase. At September 30, 2016, we have determined that the unrealized losses on common stock was primarily due to continued weakness in the equities market. Significant factors influencing our determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that we will not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For the three and nine months ended September 30, 2016, we recognized OTTI of $22.1 million and $22.1 million, respectively. For the three and nine months ended September 30, 2015, we recognized OTTI of $6.0 million and $8.5 million, respectively. OTTI on investments is based on our qualitative and quantitative review.

Trading Securities. The cost or amortized cost, gross unrealized gains and losses, and fair value on trading securities were as follows:

September 30, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Fixed maturities:
Corporate bonds	$31,057	$4,419	$(47)	$35,429
Equity securities:
Common stock	24,133	1,180	(3,027)	22,286
Total	$55,190	$5,599	$(3,074)	$57,715
NGHC	$55,190	$5,599	$(3,074)	$57,715
Reciprocal Exchanges	—	—	—	—
Total	$55,190	$5,599	$(3,074)	$57,715

Credit Quality of Investments. The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of September 30, 2016 and December 31, 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
September 30, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$16,463	$18,006	0.7%	$5,934	$5,985	2.0%
AAA	224,610	230,539	8.5%	19,506	19,714	6.7%
AA, AA+, AA-	750,467	773,631	28.4%	27,927	30,011	10.2%
A, A+, A-	680,757	711,917	26.1%	84,218	89,524	30.3%
BBB, BBB+, BBB-	702,716	734,792	26.9%	129,314	135,531	45.9%
BB+ and lower	242,595	258,480	9.4%	13,002	14,255	4.9%
Total	$2,617,608	$2,727,365	100.0%	$279,901	$295,020	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of September 30, 2016 and December 31, 2015.

September 30, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial institutions	0.5%	2.6%	19.9%	11.1%	2.1%	$615,292	36.2%
Industrials	—%	3.1%	15.7%	28.1%	8.5%	939,758	55.4%
Utilities/Other	0.9%	0.1%	2.3%	3.0%	2.1%	142,662	8.4%
Total	1.4%	5.8%	37.9%	42.2%	12.7%	$1,697,712	100.0%
NGHC	1.4%	5.3%	32.9%	34.4%	11.9%	$1,458,583	85.9%
Reciprocal Exchanges	—%	0.5%	5.0%	7.8%	0.8%	239,129	14.1%
Total	1.4%	5.8%	37.9%	42.2%	12.7%	$1,697,712	100.0%

December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
			(amounts in thousands)
Corporate Bonds:
Financial institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(amounts in thousands)
Restricted cash	$13,688	$13,776
Restricted investments - fixed maturities, at fair value	47,118	40,174
Total	$60,806	$53,950

The increase in restricted cash and restricted investments from December 31, 2015 to September 30, 2016, was primarily due to our acquisition of Century-National.

Short-term Investments. We had short-term investments of $146,126 and $3,527, as of September 30, 2016 and December 31, 2015, respectively. Short-term investments consisted of commercial paper issued by large banks and corporations, this commercial paper was rated by Standard & Poor’s as A, A+ and A-. The increase from December 31, 2015 to September 30, 2016 was a result of our issuance of preferred stock.

Other Investments. The table below summarize the composition of our other investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(amounts in thousands)
Limited partnerships, equity method	$36,745	$5,691
Investments at cost or amortized cost	28,043	7,340
Total	$64,788	$13,031

Our other investments consisted primarily of limited partnerships, having investments in residential and commercial real estate, real estate debt funds and preferred securities. We believe our exposure to risk associated with these investments is generally limited to the investment carrying amounts. The increase from December 31, 2015 to September 30, 2016 was to diversify our alternative investment portfolio.

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

As of September 30, 2016 and December 31, 2015, we had no collateralized lending transaction principal outstanding.

As of September 30, 2016, we had no collateralized borrowings transactions. As of December 31, 2015, we had collateralized borrowing transaction principal outstanding of $52.5 million, at interest rate of 0.80%. Interest expense associated with these repurchase borrowing agreements for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2015 was $0.1 million interest income and $0.0 million interest expense, respectively. We had $55.4 million of collateral pledged in support for these agreements as of December 31, 2015.

Investment in Entities Holding Life Settlement Contracts

A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2010, we formed Tiger Capital LLC (“Tiger”) with a subsidiary of AmTrust for the purpose of acquiring certain life settlement contracts. In 2011, we formed AMT Capital Alpha, LLC (“AMT Alpha”) with a subsidiary of AmTrust for the purpose of acquiring additional life settlement contracts. In the first quarter of 2013, we acquired a 50% interest in AMT Capital Holdings, S.A. (“AMTCH”), the other 50% of which is owned by AmTrust. We have a 50% ownership interest in each of Tiger, AMT Alpha and AMTCH (collectively, the “LSC Entities”). The LSC Entities may also acquire premium finance loans made in connection with the borrowers’ purchase of life insurance policies that are secured by the policies. The LSC Entities acquire the underlying policies securing the loan through the borrowers’ voluntary surrender of the policy in satisfaction of the loan or foreclosure. A third party serves as the administrator for two of the life settlement contract portfolios, for which it receives an administrative fee. The third-party administrator is eligible to receive a percentage of profits after certain time and performance thresholds have been met.

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

As of September 30, 2016, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $332.1 million, with our proportionate interest being $166.0 million. Total capital contributions of approximately $11.0 million and $1.1 million were made to the LSC Entities during the nine months ended September 30, 2016 and 2015, respectively, for which we contributed approximately $5.5 million and $0.6 million, respectively, in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of September 30, 2016, the face value amounts of the 256 life insurance policies disclosed in the table below was approximately $1.6 billion. As of September 30, 2016, the LSC Entities owned no premium finance loans.

The following table describes details of our investment in LSC Entities as of September 30, 2016. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of September 30, 2016
0 - 1	—	$—	$—
1 - 2	2	8,776	12,500
2 - 3	7	37,572	61,000
3 - 4	9	35,839	64,422
4 - 5	12	36,209	99,000
Thereafter	226	213,688	1,405,313
Total	256	$332,084	$1,642,235

(1)
The LSC Entities determined the fair value as of September 30, 2016 based on 224 policies out of 256 policies, as the LSC Entities assigned no value to 32 of the policies as of September 30, 2016. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities' acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2016:

(amounts in thousands, except number of life settlement contracts)	September 30, 2016
Number of policies with a negative value from discounted cash flow model as of period end	32
Premiums paid for the preceding twelve month period for period ended	$4,941
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2016, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2016	$66,685
2017	46,386
2018	47,392
2019	44,589
2020	40,979
Thereafter	469,780
Total	$715,811

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

Liquidity and Capital Resources

We are organized as a holding company with fifteen domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have recently raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $225.0 million credit agreement, under which there was $50.0 million outstanding as of September 30, 2016. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See "Revolving Credit Agreements" below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $420.5 million and $360.1 million as of September 30, 2016 and December 31, 2015, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2016 and 2015, there were $25.0 million and $20.8 million, respectively, of dividends or return of capital paid by the insurance subsidiaries to National General Management Corp. ("Management Corp.") or the Company.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1,263.6 million and $871.2 million in the nine months ended September 30, 2016 and 2015, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents and total investments have increased from $2,950.0 million at December 31, 2015 to $3,786.5 million at September 30, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
(amounts in thousands)	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$313,957	$211,264
Investing activities	(554,299)	(514,648)
Financing activities	176,252	450,006
Effect of exchange rate changes on cash and cash equivalents	(1,813)	(341)
Net increase (decrease) in Cash and cash equivalents	$(65,903)	$146,281

Comparison of the Nine Months Ended September 30, 2016 and 2015

Net cash provided by operating activities was $314.0 million for the nine months ended September 30, 2016, compared to $211.3 million net cash provided by operating activities for the same period in 2015. For the nine months ended September 30, 2016, net cash provided by operating activities increased by $102.7 million, primarily from an increase in loss and loss adjustment expense reserves and unearned premiums in 2016 compared to the same period in 2015.

Net cash used in investing activities was $554.3 million for the nine months ended September 30, 2016, compared to $514.6 million net cash used in investing activities for the same period in 2015. For the nine months ended September 30, 2016, net cash used in investing activities increased by $39.7 million, due to an increase of cash used for acquisitions ($64.6 million), an increase of cash used in purchases of investments ($158.6 million), an increase of cash used in purchases of premises and equipment ($14.8 million), offset by a decrease of cash used in investments in unconsolidated subsidiaries ($56.6 million) and a decrease in proceeds received from sale of investments ($141.7 million).

Net cash provided by financing activities was $176.3 million for the nine months ended September 30, 2016, compared to $450.0 million net cash provided by financing activities for the same period in 2015. For the nine months ended September 30, 2016, net cash provided by financing activities decreased by $273.8 million, due to a decrease in proceeds received from issuances of common and preferred stock, net of returns of capital ($176.8 million), a decreased in the securities sold under agreements to repurchase, net ($47.1 million), a decrease in proceeds received from borrowings, net of repayments ($45.9 million), increased payments of dividends in 2016 ($9.5 million), partially offset by an increase in cash received for stock options ($5.6 million).

Condensed Consolidating Balance Sheet Information. The following tables present the condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,676,115	$295,020	$—	$2,971,135
Equity securities, available-for-sale, at fair value	83,596	—	—	83,596
Fixed maturities, trading, at fair value	35,429	—	—	35,429
Equity securities, trading, at fair value	22,286	—	—	22,286
Short-term investments	142,530	3,596	—	146,126
Equity investment in unconsolidated subsidiaries	246,781	—	—	246,781
Other investments	153,760	—	(88,972)	64,788
Total investments	3,360,497	298,616	(88,972)	3,570,141
Cash and cash equivalents	194,544	21,830	—	216,374
Accrued investment income	26,908	3,073	(4,105)	25,876
Premiums and other receivables, net	867,315	56,443	—	923,758
Deferred acquisition costs	182,805	23,282	—	206,087
Reinsurance recoverable on unpaid losses	872,263	45,445	—	917,708
Prepaid reinsurance premiums	88,682	65,892	—	154,574
Income tax receivable	—	300	—	300
Notes receivable from related party	127,049	—	—	127,049
Due from affiliate	25,547	—	(14,583)	10,964
Premises and equipment, net	79,796	3,936	—	83,732
Intangible assets, net	347,973	18,229	—	366,202
Goodwill	211,702	—	—	211,702
Prepaid and other assets	42,869	92	—	42,961
Total assets	$6,427,950	$537,138	$(107,660)	$6,857,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,946,113	$140,821	$—	$2,086,934
Unearned premiums	1,313,124	156,042	—	1,469,166
Unearned service contract and other revenue	13,644	—	—	13,644
Reinsurance payable	80,293	20,415	—	100,708
Accounts payable and accrued expenses	318,543	9,061	(4,105)	323,499
Due to affiliate	—	14,583	(14,583)	—
Deferred tax liability	(537)	27,416	—	26,879
Income tax payable	19,783	—	—	19,783
Debt	675,507	88,972	(88,972)	675,507
Other liabilities	148,586	44,952	—	193,538
Total liabilities	4,515,056	502,262	(107,660)	4,909,658
Stockholders’ equity:
Common stock	1,061	—	—	1,061
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	905,772	—	—	905,772
Accumulated other comprehensive income	67,430	—	—	67,430
Retained earnings	518,418	—	—	518,418
Total National General Holdings Corp. Stockholders' Equity	1,912,681	—	—	1,912,681
Non-controlling interest	213	34,876	—	35,089
Total stockholders’ equity	1,912,894	34,876	—	1,947,770
Total liabilities and stockholders' equity	$6,427,950	$537,138	$(107,660)	$6,857,428

	December 31, 2015
	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,063,051	$238,969	$2,302,020
Equity securities, available-for-sale, at fair value	57,216	1,574	58,790
Short-term investments	1,528	1,999	3,527
Equity investment in unconsolidated subsidiaries	234,948	—	234,948
Other investments	13,031	—	13,031
Securities pledged	55,394	—	55,394
Total investments	2,425,168	242,542	2,667,710
Cash and cash equivalents	273,884	8,393	282,277
Accrued investment income	18,055	2,347	20,402
Premiums and other receivables, net	702,439	56,194	758,633
Deferred acquisition costs	136,728	23,803	160,531
Reinsurance recoverable on unpaid losses	794,091	39,085	833,176
Prepaid reinsurance premiums	66,613	61,730	128,343
Income tax receivable	—	300	300
Notes receivable from related party	125,057	—	125,057
Due from affiliate	29,476	12,060	41,536
Premises and equipment, net	42,599	332	42,931
Intangible assets, net	344,073	4,825	348,898
Goodwill	112,414	—	112,414
Prepaid and other assets	41,091	93	41,184
Total assets	$5,111,688	$451,704	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,623,232	$132,392	$1,755,624
Unearned premiums	1,046,313	146,186	1,192,499
Unearned service contract and other revenue	12,504	—	12,504
Reinsurance payable	54,815	14,357	69,172
Accounts payable and accrued expenses	265,057	19,845	284,902
Securities sold under agreements to repurchase, at contract value	52,484	—	52,484
Deferred tax liability	(20,477)	32,724	12,247
Income tax payable	5,593	—	5,593
Debt	446,061	45,476	491,537
Other liabilities	112,085	38,105	150,190
Total liabilities	3,597,667	429,085	4,026,752
Stockholders’ equity:
Common stock	1,056	—	1,056
Preferred stock	220,000	—	220,000
Additional paid-in capital	900,114	—	900,114
Accumulated other comprehensive income (loss)	(19,414)	—	(19,414)
Retained earnings	412,044	—	412,044
Total National General Holdings Corp. Stockholders' Equity	1,513,800	—	1,513,800
Non-controlling interest	221	22,619	22,840
Total stockholders’ equity	1,514,021	22,619	1,536,640
Total liabilities and stockholders' equity	$5,111,688	$451,704	$5,563,392

Other Material Changes in Financial Position

(amounts in thousands)	September 30, 2016	December 31, 2015
Selected Assets:
Premiums and other receivables, net	$923,758	$758,633
Selected Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,086,934	$1,755,624
Unearned premiums	$1,469,166	$1,192,499
Debt	$675,507	$491,537
Other liabilities	$193,538	$150,190

During the nine months ended September 30, 2016, Premiums and other receivables, net increased by $165.1 million compared to December 31, 2015, primarily due to the acquisition of Century-National and increased premium volume from our acquired company Assigned Risk Solutions Ltd. ("ARS") which is now written on our paper, and additional policies in our A&H segment.

During the nine months ended September 30, 2016, Unpaid loss and loss adjustment expense reserves increased by $331.3 million compared to December 31, 2015, primarily due to the acquisition of Century-National, increased ARS premium and catastrophe losses within our P&C segment, and the increase in incurred but not reported claims in our A&H segment. Unearned premiums increased by $276.7 million compared to December 31, 2015, primarily due to the acquisition of Century-National and increased ARS premium volume which is now written on our paper. Debt increased by $184.0 million compared to December 31, 2015, due to borrowings under our credit facility loan and the Century-National promissory note partially offset by our purchase of the Reciprocal Exchanges' surplus notes. Other liabilities increased by $43.3 million compared to December 31, 2015, due to the acquisition of Century-National and an increase in outstanding in process disbursements.

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

As of May 1, 2016, our new reinsurance property catastrophe excess of loss program went into effect protecting us against catastrophic events and other large losses. The property catastrophe program provides a total of $475.0 million in coverage in excess of a $50.0 million retention, with one reinstatement. Included in this coverage is a Florida Hurricane Catastrophic Fund ("FHCF") cover of $52.2 million excess of $16.3 million with no reinstatement. The casualty program provides $45.0 million in coverage in excess of a $5.0 million retention. We pay a premium as consideration for ceding the risk.

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

Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2016 was $1.9 million and $5.7 million, respectively. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2015 was $1.1 million and $1.1 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of September 30, 2016.

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

Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2016 was $6.0 million and $17.7 million, respectively. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2015 was $4.3 million and $12.8 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of September 30, 2016.

Revolving Credit Agreement

On January 25, 2016, we entered into a $225.0 million credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a revolving credit facility with a letter of credit sublimit of $112.5 million and an expansion feature not to exceed $50.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate ("ABR") or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of September 30, 2016).

On May 31, 2016, we borrowed $50,000 under the Credit Agreement, Eurodollar borrowings was elected for interest rate. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.25% as of September 30, 2016. Interest expense on the Credit Agreement for the three and nine months ended September 30, 2016 was $0.4 million and $0.5 million, respectively. We were in compliance with all of the covenants under the Credit Agreement as of September 30, 2016.

Imperial-related Debt

Our subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5.0 million principal amount of Surplus Notes due 2034 ("Imperial Surplus Notes"). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2016 was $0.1 million and $0.2 million, respectively. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2015 was $0.1 million and $0.2 million, respectively.

Reciprocal Exchanges' Surplus Notes

The Reciprocal Exchanges issued surplus notes ("Reciprocal Exchanges' Surplus Notes") when they were originally capitalized. The obligation to repay principal and interest on these surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities, including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on these surplus notes are payable only with regulatory approval. Interest expense on the Reciprocal Exchanges' Surplus Notes for the three and nine months ended September 30, 2015 was $3.6 million and $11.1 million, respectively, which includes amortization of $1.9 million and $6.1 million, respectively. Effective March 31, 2016, we purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88.9 million. The purchase price was based on an independent third party valuation of the fair market value of the surplus notes. At September 30, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. Interest income and interest expense from the purchased date were also eliminated upon consolidation. (See Note 3, "Reciprocal Exchanges" and Note 15, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

Century-National Promissory Note

On June 1, 2016, in connection with the closing of our acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, we issued a promissory note ("Century-National Promissory Note") in the approximate amount of $178.9 million to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $89.4 million on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under our $225.0 million Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the three and nine months ended September 30, 2016 was $2.0 million and $2.6 million, respectively.

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

As of September 30, 2016 and December 31, 2015, we had no collateralized lending transaction principal outstanding.

As of September 30, 2016, we had no collateralized borrowings transactions. As of December 31, 2015, we had collateralized borrowing transaction principal outstanding of $52.5 million, at interest rate of 0.80%. Interest expense associated with these repurchase borrowing agreements for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2015 was $0.1 million interest income and $0.0 million interest expense, respectively. We had $55.4 million of collateral pledged in support for these agreements as of December 31, 2015.

Preferred Stock

Series C Preferred Stock

On July 7, 2016, we completed a public offering of 8,000,000 of our depositary shares, each representing a1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2016, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, we may redeem at our option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued, including the underwriters' over-allotment option. Net proceeds from this offering were $193.5 million. We incurred approximately $6.5 million in underwriting discounts, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

ACP Re Credit Agreement

On July 28, 2016, NG Re Ltd., a subsidiary of the Company, AmTrust and its wholly-owned subsidiary AmTrust International Insurance, Ltd. ("AIIL"), entered into a restatement agreement (the "Restatement Agreement") to the ACP Re Credit Agreement, dated September 15, 2014, among AmTrust, as Administrative Agent, ACP Re, ACP Re Holdings, LLC, as Guarantor, and AIIL and NG Re Ltd., as Lenders.

On September 20, 2016, the terms of the Restatement Agreement became effective altering the original terms of the ACP Re Credit Agreement principally by lengthening the maturity date, reducing the interest rate and improving the credit profile. Such modification of terms were deemed to be a troubled debt restructuring under GAAP. Based on the maintenance covenant within the Restatement Agreement, we possess a collateral interest of at least 115% of the $125.0 million outstanding balance. At September 30, 2016, management determined no write down or reserve in the carrying value of the loan was required as a result of the new terms of the Restatement Agreement. We evaluate the loan for impairment on a quarterly basis, including the adequacy of our reserve position based on collateral levels maintained. (See Note 15, "Related Party Transactions" in the notes to our condensed consolidated financial statements).

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

Interest Rate Risk. We had fixed maturities, securities pledged and preferred stock with a fair value of $3,022.4 million and a cost or amortized cost of $2,897.5 million as of September 30, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of September 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed maturities (including our securities pledged) and excluding $15.8 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of September 30, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$2,778,065	$(228,499)	(7.6)%
100 basis point increase	2,916,367	(90,197)	(3.0)
No change	3,006,564	—	—
100 basis point decrease	3,217,023	210,459	7.0
200 basis point decrease	3,385,391	378,827	12.6

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $683.9 million principal amount of debt instruments of which $628.9 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $0.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of September 30, 2016 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Restatement Agreement, dated July 28, 2016, among AmTrust Financial Services, Inc. as Administrative Agent, ACP Re Ltd., Tower Group International, Ltd., ACP Re Holdings, LLC, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

10.2
Amended and Restated Credit Agreement, dated September 20, 2016, among AmTrust Financial Services, Inc.as Administrative Agent, ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

10.3
Amendment No. 1 to Credit Agreement, dated as of October 14, 2016, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2016)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and 2015; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
November 8, 2016
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: President and Chief Executive Officer

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer