Form 10-K/A
period 2015-12-31
National General Holdings Corp.
filed 2017-03-16
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

National General Holdings Corp. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed on February 29, 2016 (the “Original Filing”), to amend and revise Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) BDO USA, LLP’s (“BDO”) related attestation report due to a material weakness in our internal control over financial reporting (the “2015 Material Weakness”) identified subsequent to the issuance of our Original Filing. Item 15 of Part IV, “Exhibits and Financial Statement Schedules”, has also been amended to revise the reference to BDO’s opinion on our Internal Control Over Financial Reporting in its Report of Independent Registered Public Accounting Firm on our consolidated financial statements and financial statement schedule as of and for the three years in the period ended December 31, 2015.

Since December 31, 2015, the 2015 Material Weakness has been remediated, with the assistance of qualified consultants, by the development and implementation of additional documentation processes with enhanced precision and formalized review procedures. Management has concluded that the 2015 Material Weakness did not have any impact on the Company’s financial position and the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 present fairly, in all material respects, the financial position of the Company as of December 31, 2015. Accordingly, the financial statements included in this Amendment contain no changes from the financial statements included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Previously, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting (Revised)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). In connection with the Original Filing, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded internal control over financial reporting was effective as of December 31, 2015.

Subsequent to that evaluation, management determined that there was a material weakness in its internal control over financial reporting as of December 31, 2015 (the “2015 Material Weakness”) relating to the precision and sufficiency of formal documentation, including determining the completeness and accuracy of reports used in the operation of management’s review procedures, in particular as it relates to the following areas: (i) investment accounting - the documentation of investment reconciliations and the documentation of the procedures for review of securities for other than temporary impairment and valuation of investments; (ii) accounting for acquisitions - in particular the documentation related to the opening balance sheet and documentation related to the development of assumptions used in the valuation of intangibles; (iii) accounting for income taxes - the documentation of the procedures for review of the income tax provision; and (iv) completeness and accuracy of reports used in accounting for premiums, investments and loss reserves and claims. Therefore, management concluded our internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Since December 31, 2015, the 2015 Material Weakness has been remediated, with the assistance of qualified consultants, by the development and implementation of additional documentation processes with enhanced precision and formalized review procedures. Management has concluded that the 2015 Material Weakness did not have any impact on the Company’s consolidated financial position and management has concluded that the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 present fairly, in all material respects, the financial position of the Company as of December 31, 2015.

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

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K/A, has issued the attestation report below regarding the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting.

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm.

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

In our report dated February 29, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. As described in the following paragraph, a material weakness in the Company’s internal control over financial reporting was subsequently identified. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a material weakness relating to the precision and sufficiency of formal documentation, including determining the completeness and accuracy of reports used in the operation of management’s review procedures, in particular as it relates to the following areas: (i) investment accounting - the documentation of investment reconciliations and the documentation of the procedures for review of securities for other than temporary impairment and valuation of investments; (ii) accounting for acquisitions - in particular the documentation related to the opening balance sheet and documentation related to the development of assumptions used in the valuation of intangibles; (iii) accounting for income taxes - the documentation of the procedures for review of the income tax provision; and (iv) completeness and accuracy of reports used in accounting for premiums, investments and loss reserves and claims. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above, the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on Management's statements referring to any corrective actions taken by the Company after the date of Management's assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ BDO USA, LLP
New York, New York
February 29, 2016 (Except as to the effect of the material weakness which is March 16, 2017)

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

NATIONAL GENERAL HOLDINGS CORP.
Dated: March 16, 2017	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National General Holdings Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016, except as to the effect of the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting (Revised), which is dated March 16, 2017, which expressed an adverse opinion on the Company's internal control over financial reporting because of the material weakness.

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