Form 10-K
period 2016-12-31
National General Holdings Corp.
filed 2017-03-23
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to
Commission File Number: 001-36311

NATIONAL GENERAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1046208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

59 Maiden Lane, 38th Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 380-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
7.50% Non-Cumulative Preferred Stock, Series A	The NASDAQ Stock Market LLC
Depositary Shares, each Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B	The NASDAQ Stock Market LLC
Depositary Shares, each Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C	The NASDAQ Stock Market LLC
7.625% Subordinated Notes due 2055	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,040,542,731. As of March 13, 2017, the number of common shares of the registrant outstanding was 106,502,250.
Documents incorporated by reference: Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Ltd., Maiden Holdings, Ltd., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Business Overview

We are a specialty personal lines insurance holding company that, through our subsidiaries, provides a variety of insurance products, including personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising out of auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and contents from a variety of perils, as well as coverage for personal liability. We offer our property and casualty (“P&C”) insurance products through a network of approximately 25,500 independent agents, a number of affinity partners and through direct-response marketing programs. We have approximately 3.9 million P&C policyholders.

We launched our accident and health (“A&H”) business in 2012 to provide accident and non-major medical health insurance products targeting our existing P&C policyholders and the anticipated emerging market of employed persons who are uninsured or underinsured. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 28,000 independent agents, direct-to-consumer marketing, wholesaling and worksite marketing.

We are licensed to operate in 50 states and the District of Columbia, but focus on underserved niche markets. Approximately 81.4% of our P&C premium written is originated in ten core states: California, New York, North Carolina, Florida, Texas, New Jersey, Louisiana, Michigan, Virginia and Washington. For the years ended December 31, 2016, 2015 and 2014, our gross premium written was $3,500 million, $2,590 million and $2,135 million, net premium written was $3,071 million, $2,186 million and $1,870 million and total consolidated revenues were $3,550 million, $2,511 million and $1,862 million, respectively.

Our company (formerly known as American Capital Acquisition Corporation) was formed in 2009 to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC,” now known as Ally Financial), which operations date back to 1939. We acquired this business on March 1, 2010.

Our wholly-owned subsidiaries include twenty-two regulated domestic insurance companies, of which twenty write primarily P&C insurance and two write A&H insurance. Our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National Insurance Company (“Integon National”), have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”), subject to transition periods in the case of acquired companies.

Two of our wholly-owned subsidiaries that we acquired on September 15, 2014 are management companies that act as attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges” or “Exchanges”). We do not own the Reciprocal Exchanges but are paid a fee to manage their business operations through our wholly-owned management companies.

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty (“P&C”) - Our P&C segment operates its business through three primary distribution channels: agency, affinity and direct. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 25,500 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S. Our direct channel is operated through approximately 410 store fronts, web/mobile, phone sales centers and kiosks. In addition, we operate our lender-placed services through long-term distribution agreements with certain mortgage lenders.

•
Accident and Health (“A&H”) - Our A&H segment was formed in 2012 to provide accident and non-major medical health insurance products targeting our existing insureds and the anticipated emerging market of uninsured or underinsured employees. Through a number of acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency (“Velapoint”), National Health Insurance Company, a life and health insurance carrier established in 1979 (“NHIC”), Euro Accident Health & Care Insurance Aktiebolag, our European group life and health insurance managing general agent (“EHC”), Healthcare Solutions Team, LLC, a healthcare insurance managing general agency (“HST”), and North Star Marketing Corporation, a proprietary small group sales channel, we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through approximately 28,000 independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers.

For a summary of our underwriting revenues, net income and total assets by reportable business segments, see Note 25, “Segment Information,” in the notes to our consolidated financial statements.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the country and have a significant market presence in our ten largest states of California, New York, North Carolina, Florida, New Jersey, Texas, Louisiana, Michigan, Virginia and Washington.

Relationships with our Independent Agents. We have built a strong network of approximately 25,500 insurance agents and brokers and provide them with competitive compensation, a user-friendly technology platform and superior service for our core markets. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is central to the long-term success of our agency channel. We have also developed an innovative program for select agents, known as our agent captive program, which allows select agents to participate in the underwriting profits on business they produce. We believe this program encourages the participants to produce more profitable business and increases their loyalty to us.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2016, in North Carolina, we generated $483.5 million of gross premium written.

The North Carolina nonstandard auto insurance market is serviced by a small number of carriers with most liability insurance ceded to the state-controlled North Carolina Reinsurance Facility, the NCRF. We are not subject to any underwriting liability risk on the NCRF business written because losses are incurred by the NCRF. As a servicing carrier to the state facility, we receive a ceding commission from the NCRF to help offset operating expenses for providing the coverage to North Carolina residents. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”

Affinity Distribution Channel

Through the affinity distribution channel of our P&C insurance business we are a leader in affinity marketing and have been in operation since 1953, relying on best-in-class marketing strategies and analytics to maximize the value of our longstanding relationships. Our affinity relationships are generally long-term in nature. It has been our experience that termination of affinity partner relationships is infrequent because we generally own the renewal rights to the relationship business and a terminating affinity partner would lose its rights to promotion fees and commissions on the underlying policies following termination. In general, an affinity partner relationship consists of a partnership between a sponsoring organization and an insurance company entered into to address the specific insurance needs of the sponsor organization’s members or customers. Through the affinity relationship, the insurance company receives an endorsement that positions it favorably among the sponsoring organizations’ members or customers. In exchange for the endorsement, the affinity customer receives access to a quality insurer, advantageous pricing and customized products. A primary focus of our affinity channel is providing recreational vehicle, or RV, coverage, of which we are one of the largest writers in the U.S.

Direct Distribution Channel

Through our acquisition of Direct General Corporation (“Direct General”) in November 2016, we obtained a direct distribution channel that primarily sells nonstandard auto policies. Our direct channel includes approximately 410 retail store fronts, web/mobile capabilities, phone contact centers and kiosks. The channel diversity supports growth through changing customer preferences, and gives National General a foothold in the industry’s fastest growing channel. Local retail stores placed in high traffic areas are central to the omni-channel strategy, and are a key component to the marketing and brand awareness in our direct distribution channel. The omni-channel approach also creates a seamless customer experience, regardless of the channel or device that is used.

Lender-placed Insurance Business

In connection with our 2015 acquisition of lender-placed insurance business from QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), we also acquired relationships with certain mortgage lenders and servicers (“LPI Business”). We offer lender-placed products and related services to such mortgage lenders and servicers.

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

•
Standard and preferred automobile insurance. These policies provide coverage designed for drivers with greater financial resources and a less risky driving and claims history and have higher renewal retention than nonstandard policies.

•
Nonstandard automobile insurance. These policies provide coverage for liability and physical damage and are designed for drivers who represent a higher-than-normal level of risk as a result of factors such as their driving record, limited driving experience and claims history, among other factors, and consequently their premiums are generally higher than those for drivers who qualify for standard or preferred coverage. A significant part of our profits from these policies results from fees paid by our customers, which include origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. For the year ended December 31, 2016, our P&C segment generated $241.9 million in revenue from policy service fees.

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

•
Commercial automobile insurance. These policies include liability and physical damage coverage for light-to-medium duty commercial vehicles, focused on artisan vehicles, with an average of two vehicles per policy.

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

Fee Income

In addition to traditional insurance premiums, we generate revenue by charging policy service fees to policyholders. These fees include service fees for installment or renewal policies and fees for insufficient funds, late payments, cancellations and various financial responsibility filing fees. The fee income we generate varies depending on the type of policy and state regulations.

Geographic Distribution

We are licensed to operate in 50 states and the District of Columbia. For the year ended December 31, 2016 our top ten states represented 81.4% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(amounts in thousands)	2016		2015		2014
California	$545,233	18.0%	$322,045	13.8%	$306,292	15.4%
New York	493,486	16.3%	456,828	19.5%	406,445	20.4%
North Carolina	483,504	15.9%	411,456	17.6%	378,475	19.0%
Florida	262,937	8.7%	136,562	5.8%	85,017	4.3%
Texas	143,711	4.7%	94,918	4.1%	62,180	3.1%
New Jersey	125,731	4.1%	88,445	3.8%	93,460	4.7%
Louisiana	125,550	4.1%	101,638	4.3%	60,838	3.0%
Michigan	104,963	3.5%	99,736	4.3%	101,353	5.1%
Virginia	97,328	3.2%	87,987	3.8%	58,480	2.9%
Washington	88,474	2.9%	67,685	2.9%	58,383	2.9%
Other States	564,581	18.6%	470,526	20.1%	383,785	19.2%
Total	$3,035,498	100.0%	$2,337,826	100.0%	$1,994,708	100.0%

Underwriting and Claims Management Philosophy

We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expenses (“LAE”) and enables us to more effectively and accurately measure reserves. To this end, we utilize our technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs. We believe a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of new underwriting opportunities and our portfolio and product mix as a whole.

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

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment within 24 hours to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $75,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2016, our Claims department includes approximately 2,300 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we have established several mechanisms designed to maintain and improve our level of claim handling performance.

Competition

The property and casualty insurance market in the United States is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, The Travelers Companies, Inc., The Hanover Insurance Group, Inc., Selective Insurance Group, Inc., State Farm Mutual Automobile Insurance Company, Farmers Insurance Group, Assurant, Inc. and GEICO, but also from nonstandard auto focused insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation and independent agents that operate in a specific region or single state in which we operate.

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

Recent P&C Acquisitions

Since we acquired our P&C insurance business in 2010, we have made several acquisitions and entered into a number of renewal rights transactions. These additional operations have increased our presence in our target markets and broadened our distribution capabilities. We believe that merger and acquisition transactions and their effective integration represent a core competency and provide continued growth opportunities. The following is a summary of our major P&C transactions during 2016. For details of the impact of these acquisitions in our results of operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions” and “– Results of Operations.”

•
In November 2016, we entered into a renewal rights transaction with Nationwide Mutual Insurance Company (“Nationwide”) relating to its nonstandard vehicle in-force policies. We will partner with Nationwide’s exclusive and independent agent force to sell policies to their nonstandard auto customers.

•
In November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General, a Tennessee based property and casualty insurance company, that predominantly writes nonstandard auto business in the Southeast. The acquisition added a direct distribution channel to our growing personal lines business. The purchase price for the transaction was approximately $162.0 million.

•
In October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company (f/k/a Standard Mutual Insurance Company), an Illinois-based underwriter of personal auto and homeowners insurance in Illinois and Indiana (“SPCIC”). The transaction provides us entry into these states for both homeowners and package products, and adds to our expansion of standard and preferred lines. The purchase price for the transaction was approximately $4.9 million.

•
In June 2016, we closed on the acquisition of Century-National Insurance Company, a California domiciled property and casualty insurance company (“Century-National”), and Western General Agency, Inc., a California corporation (“Western General”), from Kramer-Wilson Company, Inc. This acquisition expands our standard and preferred product offering in both homeowners and personal auto in a key geographic area, enhancing our ability to bundle these products together and improve customer retention. The purchase price for the transaction was approximately $322.7 million.

A&H Segment

Established in 2012, our A&H segment provides supplemental accident and health insurance products. The key to our overall strategy revolves around distribution. We have multiple ways to reach the consumer through established channels, including:

•	directly to the consumer through our in-house general agency;

•	to independent agents through our in-house general agency;

•	wholesaling through other general agents and Managing General Underwriters (“MGUs”); and

•	through employers in the worksite.

We believe that our A&H distribution is unique because it is not driven by “company stores” - outlets that only sell products underwritten by us. In the markets where we choose not to underwrite, such as traditional individual major medical, we still sell these products on behalf of third-party carriers, allowing us to match the consumer to the product that the consumer needs, whether it’s a product underwritten by us or a third-party carrier. This one-stop shopping element makes our distribution outlets attractive for both consumers and agents and allows us to promote our supplemental/ancillary products in a single sale environment.

Our product focus in our A&H segment is offering solutions not covered by the Patient Protection and Affordable Care Act (“PPACA”), as well as economical and quality alternatives to the traditional group and individual insurance markets. PPACA has created more access for the consumer by mandating individual coverage, eliminating underwriting barriers and providing subsidies. Consumers are now compelled to purchase coverage. While individuals or groups who traditionally may have had issues in obtaining coverage will benefit, a significant portion of the market still has challenges in obtaining health insurance that balances depth of coverage with affordability. Because of our far-reaching distribution capability and focused product portfolio, we believe we are uniquely positioned to offer value to our consumers.

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

A&H Product Overview

We focus on products that will be sold outside of the PPACA framework to the emerging uninsured or underinsured individual and group worksite markets, who we expect will consist largely of people with incomes above the level that qualify for government subsidies. This market includes groups and individuals who are seeing their out-of-pocket health insurance costs rise under PPACA, and part-time employees and full-time employees who work for employers with fewer than 50 employees. Our products include those packaged with other coverages or services to enhance the overall value proposition to the consumer, as well as standalone products either purchased alone or as a supplement to major medical coverage. Target products for groups (through employers) and individuals include:

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

•	Short Term Recovery Care. These plans are designed to provide short term coverage post discharge from acute care/rehab center to the nursing home setting.

•	Short-Term Medical. These plans offer comprehensive coverage to individuals for a prescribed short duration.

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

Ratings

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. A.M. Best has currently assigned our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, a group rating of “A-” (Excellent), subject to transition periods in the case of acquired companies. According to A.M. Best, “A-” ratings are assigned to insurers that have an excellent ability to meet their ongoing financial obligations to policyholders. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. This rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best. There can be no assurance that we will maintain our current ratings. Future changes to our rating may adversely affect our competitive position. See Item 1A, “Risk Factors-Risks Relating to our Business Generally-A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.”

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

Incurred-but-not-reported (“IBNR”) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported, some of which are not yet known to the insured, as well as a provision for future development on reported claims.

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

•
Paid Bornhuetter-Ferguson Method - a combination of the Paid Development Method and the Expected Loss Method, the Paid Bornhuetter-Ferguson Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.

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

•
Incurred Bornhuetter-Ferguson Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred Bornhuetter-Ferguson Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.

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

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2016, 2015 and 2014 and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2016 should develop similarly to losses incurred in 2015 and prior years. Thus, if for example, the Net Loss Ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the Net Loss Ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

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

As of December 31, 2016, 2015 and 2014, our loss and LAE reserves, net of reinsurance recoverables, were $1,384.3 million, $922.4 million and $650.4 million, respectively. In calendar year 2016, unpaid loss reserves increased by $461.8 million, or 50.1% of the $922.4 million beginning net loss and LAE reserves at December 31, 2015, primarily due to growth caused by: (i) our acquisitions of Direct General, SPCIC and Century-National; (ii) the increase in premium volume from our 2015 acquired company Assigned Risk Solutions Ltd. (“ARS”), which began being written on our paper on January 1, 2016; and (iii) the increase in our P&C and A&H segments. In calendar year 2015, unpaid loss reserves increased by $272.1 million, or 41.8% of the $650.4 million beginning net loss and LAE reserves at December 31, 2014, primarily due to growth caused by: (i) acquisition of our lender-placed insurance business from QBE; (ii) the Assurant Transaction; and (iii) A&H reserve strengthening predominantly with respect to business subject to the EHC Reinsurance Agreement.

There were no significant changes in the methodologies or key assumptions utilized in the analysis and calculations of our loss reserves during the years ended December 31, 2016, 2015 and 2014. Irrespective of whether the exposure type was underwritten during the entire three year period, our estimation methodologies and approaches to establishing key assumptions are reasonably consistent from year to year for any given line of business.

	Net Loss Reserves evaluated as of December 31, 2016 (amounts in thousands)
	Range of Net Reserve Estimates
	Low	Carried	High
NGHC	$1,150,665	$1,289,392	$1,437,633
Reciprocal Exchanges	87,648	94,883	109,961
Total	$1,238,313	$1,384,275	$1,547,594

The resulting range derived from this sensitivity analysis would have increased net reserves by approximately $163.3 million or decreased net reserves by approximately $146.0 million, at December 31, 2016. The increase would have reduced net income and stockholders’ equity by approximately $106.1 million. The decrease would have increased net income and stockholders equity by approximately $94.9 million. A change in our reserves for net losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow in future periods as the losses are paid.

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

Reconciliation of Loss and Loss Adjustment Expense Reserves

The table below shows the activity of loss reserves on a gross and net of reinsurance basis for the years ended December 31, 2016, 2015 and 2014, reflecting changes in losses incurred and paid losses:

	Year Ended December 31,
	2016					2015			2014
	P&C	A&H	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
	(amounts in thousands)
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,479,953	$143,279	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153	$1,259,241	$—	$1,259,241
Less: Reinsurance recoverables at beginning of the year	(793,508)	(583)	(794,091)	(39,085)	(833,176)	(888,215)	(23,583)	(911,798)	(950,828)	—	(950,828)
Net balance at beginning of the year	686,445	142,696	829,141	93,307	922,448	562,090	88,265	650,355	308,413	—	308,413
Incurred losses and LAE related to:
Current year	1,597,132	290,057	1,887,189	57,818	1,945,007	1,265,702	100,255	1,365,957	1,008,406	25,382	1,033,788
Prior year	5,125	9,310	14,435	(897)	13,538	18,378	(2,694)	15,684	17,941	1,336	19,277
Total incurred	1,602,257	299,367	1,901,624	56,921	1,958,545	1,284,080	97,561	1,381,641	1,026,347	26,718	1,053,065
Paid losses and LAE related to:
Current year	(974,402)	(181,957)	(1,156,359)	(35,771)	(1,192,130)	(835,854)	(37,018)	(872,872)	(645,826)	(20,715)	(666,541)
Prior year	(497,993)	(84,824)	(582,817)	(19,958)	(602,775)	(347,912)	(55,501)	(403,413)	(187,010)	(12,429)	(199,439)
Total paid	(1,472,395)	(266,781)	(1,739,176)	(55,729)	(1,794,905)	(1,183,766)	(92,519)	(1,276,285)	(832,836)	(33,144)	(865,980)
Acquired outstanding loss and loss adjustment reserve	292,412	9,682	302,094	384	302,478	169,257	—	169,257	66,066	94,691	160,757
Effect of foreign exchange rates	—	(4,291)	(4,291)	—	(4,291)	(2,520)	—	(2,520)	(5,900)	—	(5,900)
Net balance at end of the year	1,108,719	180,673	1,289,392	94,883	1,384,275	829,141	93,307	922,448	562,090	88,265	650,355
Plus reinsurance recoverables at end of the year	827,672	10,933	838,605	42,192	880,797	794,091	39,085	833,176	888,215	23,583	911,798
Gross balance at end of the year	$1,936,391	$191,606	$2,127,997	$137,075	$2,265,072	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153

As of December 31, 2016, 2015 and 2014, our gross and net of reinsurance loss and LAE reserves for unpaid claims and claim adjustment expenses were broken down as follows:

	December 31,
	2016					2015			2014
	P&C	A&H	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
	(amounts in thousands)
Case reserves for unpaid losses and LAE, gross of related reinsurance recoverable	$634,173	$80,757	$714,930	$72,586	$787,516	$523,356	$68,092	$591,448	$470,862	$73,689	$544,551
IBNR reserves for unpaid losses and LAE, gross of related reinsurance recoverable*	1,302,218	110,849	1,413,067	64,489	1,477,556	1,099,876	64,300	1,164,176	979,443	38,159	1,017,602
Unpaid losses and LAE, gross of related reinsurance recoverable	$1,936,391	$191,606	$2,127,997	$137,075	$2,265,072	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153

Case reserves for unpaid losses and LAE, net of related reinsurance recoverable	$520,827	$79,549	$600,376	$51,137	$651,513	$412,244	$50,664	$462,908	$320,849	$56,569	$377,418
IBNR reserves for unpaid losses and LAE, net of related reinsurance recoverable	587,892	101,124	689,016	43,746	732,762	416,897	42,643	459,540	241,241	31,696	272,937
Unpaid losses and LAE, net of related reinsurance recoverable	$1,108,719	$180,673	$1,289,392	$94,883	$1,384,275	$829,141	$93,307	$922,448	$562,090	$88,265	$650,355
_________________
* Includes total reinsurance recoverables on unpaid losses related to business subject to the Michigan Catastrophic Claims Association (“MCCA”) and the North Carolina Reinsurance Facility (“NCRF”). For additional information regarding reinsurance recoverables on unpaid losses from MCCA and NCRF, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reinsurance.”

See Note 12, “Unpaid Losses and Loss Adjustment Expense Reserves,” for more information about short-duration insurance contracts and claims development tables in the notes to our consolidated financial statements.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In 2010, we started development on our new P&C policy administration system named “NPS.” Our P&C policies are administered on this system, subject to transition periods in the case of acquisitions. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This system reduced cost by eliminating our three costly legacy mainframe based systems and allows for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

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

In our lender-placed insurance business, we use a proprietary insurance-tracking system to monitor the customers’ mortgage portfolios to verify the existence of insurance on each mortgaged property. We believe we can leverage our technology expertise to operate the business under a more efficient cost structure.

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda, Luxembourg and Sweden. As of December 31, 2016, we had twenty-two operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National, Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Louisiana, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, have an “A-” (Excellent) group rating by A.M. Best, subject to transition periods in the case of acquired companies. We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time.

The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company.

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2016.

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

Management does not anticipate regulatory action as a result of the 2016 IRIS ratio results for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon any follow-up that no regulatory action was required.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Statutory Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Generally accepted accounting principles, or GAAP, like SAP, is concerned with a company’s solvency, but it is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Credit for Reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. The Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provides that if the state of domicile of a ceding insurer is an NAIC accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer.

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

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the “material and relevant risks” associated with the insurer’s current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer’s lead insurance regulator. The ORSA report was filed in 2016 with the Company’s lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

Change of Control

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, one of our insurance subsidiaries is currently deemed to be commercially domiciled in Florida and, as such, is subject to regulation by the Florida Office of Insurance Regulation (“OIR”). Florida insurance law prohibits any person from acquiring 5% or more of our outstanding voting securities or those of any of our insurance subsidiaries without the prior approval of the Florida OIR. However, a party may acquire less than 10% of our voting securities without prior approval if the party files a disclaimer of affiliation and control. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries or file appropriate disclaimers.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2016, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The Amended Model Act and Regulation (discussed above) is a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and ORSA Model Act, which requires insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA report was filed in 2016 with the Company’s lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

The Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The Federal Insurance Office is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States” (the “Report”), which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers). The Report also appears to signal greater activity by the federal government in dealing with non-U.S. regulators and regulatory regimes, using the authority expressly given by the Dodd-Frank Act to Treasury and the United States Trade Representative to negotiate “covered agreements” with foreign authorities.

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

The Dodd-Frank Act also incorporates the NRRA, which, among other things, establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables.

Existing and new laws and regulations affecting the health insurance industry, or changes to existing laws and regulations, including the potential repeal or amendment of all or parts of the PPACA may transpire as a result of the new U.S. presidential administration and Congress. If we are unable to adapt our A&H business to current and/or future requirements of PPACA, or if significant uncertainty continues with respect to implementation of PPACA, our A&H business could be materially adversely affected. Furthermore, should Congress extend the scope or, alternatively, repeal all or part of PPACA, such a development could have a material adverse effect on our A&H business.

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

Additionally, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), The Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the more recent 2013 Omnibus Rule, dictates the dissemination of an individual’s personal health information by covered entities and their business associates. These laws and their implementing regulations apply to health care providers and health insurers, and thereby requires our A&H business to maintain policies and procedures with regard to the storing, maintenance and disclosure of our policyholders’ personal health information.

Cybersecurity Regulation

Insurance regulators have been focusing increased attention on data security during financial exams, and new laws and regulations are pending that would impose new requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services has proposed a comprehensive cybersecurity regulation that is expected to become effective during 2017. In addition, the NAIC has adopted the Roadmap for Security Consumer Protections, a set of directives aimed at protecting consumer data, and is working on a new model data security law that is expected to incorporate the directives and impose additional requirements on insurance companies to the extent ultimately adopted by applicable state legislation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We anticipate a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.

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

Employees

As of December 31, 2016, we have approximately 6,930 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

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

For the year ended December 31, 2016, our P&C segment derived 81.4% of its gross premium written from the following ten states: California (18.0%), New York (16.3%), North Carolina (15.9%), Florida (8.7%), Texas (4.7%), New Jersey (4.1%), Louisiana (4.1%), Michigan (3.5%), Virginia (3.2%) and Washington (2.9%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse impact on our business, financial condition and results of operations.

If we cannot sustain our business relationships, including our relationships with independent agents, agencies and other parties, we may be unable to compete effectively and operate profitably.

We market our P&C segment products primarily through a network of approximately 25,500 independent agents. Our relationships with our agents are generally governed by agreements that may be terminated on short notice. Independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our ability to compete and remain profitable depends, in part, on our maintaining our business relationship with our independent agents and agencies, the marketing efforts of our independent agents and agencies and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our independent agents and agencies and their policyholders.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. See Item 1, “Business-P&C Segment-Distribution and Marketing-Affinity Distribution Channel.” Our top two affinity relationships collectively represent 58.0% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing with long-term contracts, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

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

If we are unable to properly maintain our policy administration system and our technology systems or if our technology systems otherwise fail to perform in the manner we currently contemplate, our ability to effectively underwrite and issue policies, process claims and perform other business functions could be significantly impaired and our business and financial performance could be significantly harmed. In addition, the success of our business is dependent on our ability to resolve any issues identified with our technology arrangements during operations and make any necessary improvements in a timely manner. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements could have an adverse effect on our business. See Item 1, “Business-Technology.”

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

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyberattacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or adviser error or malfeasance. We also assess and monitor the security measures of our third-party business partners, who in the provision of services to us are provided with or process information pertaining to our business or our customers. Despite these measures, we cannot assure you that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

As of December 31, 2016, we had $155.3 million of goodwill recorded on our balance sheet. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If we determine that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2016, we had $467.7 million aggregate amount of intangible assets, excluding goodwill, recorded on our balance sheet. Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of our intangible assets at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to net income. In connection with the Tower Transaction, we acquired two management companies that are attorneys-in-fact for two reciprocal exchanges. If the reciprocal business does not perform well or the reciprocal exchanges are downgraded, we may be required to recognize an impairment of our intangible assets. Such write downs could have a material adverse effect on our financial condition and results of operations.

Our relationship with AmTrust and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

AmTrust is a publicly-traded insurance holding company controlled by Leah Karfunkel, George Karfunkel and Barry Zyskind. AmTrust beneficially owns or controls approximately 11.6% of our outstanding shares of common stock. Mr. Zyskind is the chief executive officer of AmTrust, the son-in-law of Leah Karfunkel and is chairman of our board of directors. Also, AmTrust (through a subsidiary) was a reinsurer under our quota share reinsurance treaty (“Personal Lines Quota Share”) pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. AmTrust received 10% of such ceded premium and assumed 10% of the related losses solely with respect to policies in effect through July 31, 2013.

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

Maiden Holdings, Ltd. (“Maiden”) is a publicly-held Bermuda insurance holding company. As of December 31, 2016, Leah Karfunkel and Barry Zyskind owned or controlled approximately 7.9% and 7.5%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Insurance Company, Ltd., a wholly-owned subsidiary of Maiden (“Maiden Insurance”), is a Bermuda reinsurer.

Maiden Insurance was the primary reinsurer under the Personal Lines Quota Share pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) from our P&C business to our quota share reinsurers. Maiden Insurance received 25% of the ceded premium and assumed 25% of the related losses solely with respect to policies in effect through July 31, 2013. Conflicts of interest could arise with respect to matters relating to the Personal Lines Quota Share, as well as business opportunities that could be advantageous to Maiden or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand.

Our relationship with ACP Re may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Family Trust. ACP Re was a reinsurer under the Personal Lines Quota Share pursuant to which we historically ceded 50% of our P&C gross premium written and related losses (excluding premium ceded to state-run reinsurance facilities) to our quota share reinsurers. ACP Re received 15% of the ceded premium and assumed 15% of the related losses under this agreement solely with respect to policies in effect through July 31, 2013. We also provide management services to ACP Re pursuant to a services agreement we entered into effective November 1, 2012. In addition, we acquired the renewal rights of the personal lines insurance operations of Tower Group International, Ltd., following ACP Re’s acquisition of Tower. As part of the Tower Transaction, we and AmTrust provided ACP Re with financing in an aggregate amount of up to $250 million ($125 million each), and in July 2016, ACP Re Holdings, LLC, a Delaware limited liability company owned by the Karfunkel Family Trust (“ACP Re Holdings”), became the borrower in the place of ACP Re. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. There can be no assurance that ACP Re Holdings will have sufficient assets or liquidity to pay its obligations under the terms of the financing. ACP Re Holdings may need to liquidate assets to fulfill these obligations. The majority of ACP Re Holdings’ assets currently consist of publicly traded equity securities. As a result of the Tower Transaction, we, through our subsidiary, have significant credit exposure to ACP Re Holdings.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.

Rating agencies evaluate insurance companies based on their ability to pay claims. A.M. Best Company, Inc. has currently assigned our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, a group rating of “A-” (Excellent), subject to transition periods in the case of acquired companies. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

There can be no assurances that our insurance subsidiaries will be able to maintain their current ratings. Any downgrade in ratings would likely adversely affect our business through the loss of certain existing and potential policyholders and the loss of relationships with independent agencies that might move to other companies with higher ratings. We are not able to quantify the percentage of our business, in terms of premiums or otherwise, that would be affected by a downgrade in our A.M. Best ratings.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2016, our investment in fixed-income securities was approximately $3,100.5 million, or 87.4% of our total investment portfolio, including cash and accrued interest. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of ordinary dividends that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $397.1 million as of December 31, 2016, taking into account dividends paid in the prior twelve month period.

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

We are subject to comprehensive regulation and supervision by government agencies in each of the states in which our insurance subsidiaries are domiciled or commercially domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success. Some of these regulations include:

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

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the P&C insurance business. However, The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The duties of the FIO include studying and reporting on how to modernize and improve the system of insurance regulation in the United States considering the ability of any federal regulation or a federal regulator to “provide robust consumer protection for policyholders” as well as “the potential consequences of subjecting insurers to a federal resolution authority.” In 2013, the FIO issued a report on proposals to modernize and improve the system of insurance regulation in the United States. We cannot predict whether any of these proposals will be adopted, or what impact, if any, these proposals or, if enacted, these laws may have on our business, financial condition and results of operations. See Item 1, “Business-Regulation.”

Reform of the health insurance industry could materially reduce the profitability of our A&H segment.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in 2010. There have been judicial and congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments in the future, particularly in light of the new U.S. presidential administration and Congress. Due to its complexity and continued uncertainty, the PPACA’s impact remains difficult to predict and could significantly affect the health insurance industry. We continue to review our product offerings and make changes to adapt to the new environment and the opportunities presented. However, we could be adversely affected if our plans for operating in the new environment are unsuccessful or if there is less demand than we expect for our A&H products. Uncertainty remains with respect to a number of provisions of PPACA, including the mechanics of the public and private exchanges required by PPACA, the application of PPACA’s requirements to various types of health insurance plans and the timing of the implementation of certain of PPACA’s requirements.

If we are unable to adapt our A&H business to current and/or future requirements of PPACA, or if significant uncertainty continues with respect to implementation of PPACA, our A&H business could be materially adversely affected. Furthermore, should Congress extend the scope of or repeal parts of or all of PPACA, such a development could have a material adverse effect on our A&H business. For more information on PPACA and its impact on our A&H segment, see Item 1, “Business-A&H Segment.”

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

In 2012, we formed a Luxembourg holding company and acquired a Luxembourg-domiciled reinsurance company. In connection with the acquisition, we acquired a licensed Luxembourg reinsurer together with its cash and associated equalization reserves. An “equalization reserve” is a compulsory volatility or catastrophe reserve in excess of ordinary reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under GAAP. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators, which cap is reassessed every five years. At the time we acquired our first Luxembourg reinsurer for a purchase price of approximately $125.0 million, it had cash of approximately $135.0 million, established equalization reserves of approximately $129.6 million, and was subject to an equalization reserve cap of approximately $211.0 million. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses. The yearly adjustment of the equalization reserve generally results in zero pretax income on a Luxembourg statutory and tax basis, as follows: in a year in which the reinsurer’s operations result in a statutory loss, the equalization reserves are taken down in an amount to balance the income statement to zero pretax income, and in a year in which the operations result in a gain, the equalization reserves are increased in an amount to balance the income statement to zero pretax income. If the reinsurer were to produce underwriting income in excess of the equalization reserve cap, or if the cap were to be reduced below the amount of the carried equalization reserves, the reinsurer would incur Luxembourg tax on the amount of such excess income or the amount by which the reserves exceeded the reduced cap, as applicable.

We have entered into a stop loss reinsurance agreement with the Luxembourg reinsurer under which we pay reinsurance premiums and cede losses and expenses in excess of the attachment point to the reinsurer. Provided that we are able to cede losses to the reinsurance company through this intercompany reinsurance agreement that are sufficient to utilize all of the reinsurance company’s equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance company. However, if the reinsurance company were to cease reinsuring business without exhausting the equalization reserves, it would recognize income in the amount of the unutilized equalization reserves that would be taxed by Luxembourg at a rate of approximately 30%. We must establish a deferred tax liability on our financial statements equal to approximately 30% of the unutilized equalization reserves. We adjust the deferred tax liability each reporting period based on premiums and investment income less losses and other expenses ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement. As of December 31, 2016, we had approximately $27.7 million of unutilized equalization reserves and an associated deferred tax liability of approximately $8.3 million relating to our two Luxembourg reinsurers. Under our business plan currently in effect, we expect that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreement will cause the equalization reserve to be fully utilized in three to five years at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of this intercompany reinsurance agreement are appropriately eliminated in consolidation.

A portion of our financial assets consists of life settlement contracts that are subject to certain risks.

As of December 31, 2016, we have a 50% ownership interest in entities that hold certain life settlement contracts (the “LSC Entities”), and the fair value of these contracts owned by the LSC Entities is $356.9 million, with our proportionate interest being $178.4 million.

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

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 2, “Significant Accounting Policies,” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our business, financial condition or results of operations, including on our net income.

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

For the year ended December 31, 2016, we generated $380.8 million in service and fee revenue from our P&C and A&H policyholders, which included origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2016, we had an aggregate amount of approximately $880.8 million of recoverables from third-party reinsurers for unpaid losses.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $545,000 in 2016. At December 31, 2016, the amount of reinsurance recoverable on unpaid losses from the NCRF and the MCCA was approximately $100.5 million and $663.9 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”

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

Our common stock is listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “NGHC.” Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock. The market price for shares of our common stock may be subject to low volume and may be highly volatile and you may not be able to resell your shares of our common stock at or above the price you paid to purchase the shares or at all. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

•	our operating results in any future quarter not meeting or being anticipated not to meet the expectations of market analysts or investors;

•	reductions in our earnings estimates by us or market analysts;

•	publication of negative research or other unfavorable publicity or speculation in the press or investment community about our company, related companies or the insurance industry in general;

•	rising level of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;

•	the financial stability of our third-party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;

•	increases in interest rates causing investors to demand a higher yield or return on investment than an investment in our common stock may be projected to provide;

•	changes in market valuations of other insurance companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	additions or departures of key personnel;

•	reaction to the sale or purchase of company stock by our principal stockholders or our executive officers;

•	changes in the economic or regulatory environment in the markets in which we operate;

•	changes in law; and

•	general market, economic and political conditions.

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Leah Karfunkel and AmTrust, collectively, beneficially own or control approximately 53.5% of our outstanding shares of common stock. As a result, these holders have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These individuals may have interests that are different from those of other stockholders.

In addition, we are a “controlled company” pursuant to NASDAQ Listing Rule 5615(c) because Leah Karfunkel and AmTrust collectively control approximately 53.5% of our voting power. Our common stock is listed on the NASDAQ Global Market. Therefore, we are exempt from the NASDAQ listing requirements with respect to having a majority of the members of the board of directors be independent; having our Compensation Committee and Nominating and Corporate Governance Committee be composed solely of independent directors; the compensation of our executive officers determined by a majority of our independent directors or a Compensation Committee composed solely of independent directors; and director nominees being selected or recommended for selection, either by a majority of our independent directors or by a nominating committee composed solely of independent directors. We rely on these exemptions.

In addition, the Karfunkel family, through entities that they control, have entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, they may have interests that are different from, or are in addition to, their interests as a stockholder in our company. Such transactions may adversely affect our results or operations or financial condition.

Our officers, directors and principal stockholders could delay or prevent an acquisition or merger of our company even if the transaction would benefit other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Leah Karfunkel and AmTrust. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

In order to comply with the requirements of being a public company we continually enhance certain of our corporate processes, which require significant company resources and management attention.

As a public company with listed equity securities, we need to comply with the laws, regulations and requirements, corporate governance provisions of The Sarbanes-Oxley Act of 2002, periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the NASDAQ Global Market. In order to comply with these laws, rules and regulations, we have to continually monitor and enhance certain of our corporate processes, which require us to incur significant legal, accounting and other expenses. These efforts also require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

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

We previously identified material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our consolidated financial results.

As disclosed in Item 9A of this Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2015, we identified material weaknesses in our internal control over financial reporting as of and for the year ended December 31, 2015 relating to the precision and sufficiency of formal documentation, including determining the completeness and accuracy of reports used in the operation of management’s review procedures, in particular as it relates to the following areas: (i) investment accounting - the documentation of investment reconciliations and the documentation of the procedures for review of securities for other than temporary impairment and valuation of investments; (ii) accounting for acquisitions - in particular the documentation related to the opening balance sheet and documentation related to the development of assumptions used in the valuation of intangibles; (iii) accounting for income taxes - the documentation of the procedures for review of the income tax provision; and (iv) completeness and accuracy of reports used in accounting for premiums, investments and loss reserves and claims. Therefore, management concluded our internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our consolidated financial results.

Any failure to maintain adequate internal control over financial reporting or to implement required, new or improved internal controls, or difficulties encountered in their implementation, could cause us to report additional material weaknesses in our internal control over financial reporting, which may result in our inability to accurately report our consolidated financial results. Any such failure could have a material and adverse effect on our consolidated financial results and the value of our common shares.

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

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, one of our insurance subsidiaries is currently deemed to be commercially domiciled in Florida and, as such, is subject to regulation by the Florida Office of Insurance Regulation (“OIR”). Florida insurance law prohibits any person from acquiring 5% or more of our outstanding voting securities or those of any of our insurance subsidiaries without the prior approval of the Florida OIR. However, a party may acquire less than 10% of our voting securities without prior approval if the party files a disclaimer of affiliation and control. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries or file appropriate disclaimers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use an aggregate of approximately 1,937,300 square feet in approximately 105 office locations and approximately 410 store fronts. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 266,200 square feet.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the NASDAQ Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of March 13, 2017 there were approximately 341 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and cash dividends declared with respect to such shares:

2016	High	Low	Dividends Declared
First quarter	$22.18	$18.04	$0.03
Second quarter	$22.77	$19.98	$0.03
Third quarter	$23.12	$20.21	$0.04
Fourth quarter	$25.40	$18.04	$0.04

2015	High	Low	Dividends Declared
First quarter	$19.19	$17.25	$0.02
Second quarter	$21.14	$17.41	$0.02
Third quarter	$23.88	$17.52	$0.02
Fourth quarter	$22.61	$18.52	$0.03

On March 13, 2017, the closing price per share of our common stock was $23.84.

Dividend Policy

Our board of directors currently intends to continue to authorize the payment of a quarterly cash dividend to our stockholders of record. Any declaration and payment of dividends by our board of directors will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal and regulatory requirements and other factors that our board of directors deems relevant.

National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to transfer funds to us in the form of a dividend. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of dividends that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $397.1 million as of December 31, 2016, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning February 20, 2014 and ending on December 31, 2016 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on February 20, 2014. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands, except percentages and per share data)
Selected Income Statement Data(1)
Gross premium written	$3,499,508	$2,589,748	$2,135,107	$1,338,755	$1,351,925
Ceded premiums(2)	(428,202)	(403,502)	(265,083)	(659,439)	(719,431)
Net premium written	$3,071,306	$2,186,246	$1,870,024	$679,316	$632,494
Change in unearned premium	(77,525)	(56,436)	(236,804)	8,750	(58,242)
Net earned premium	$2,993,781	$2,129,810	$1,633,220	$688,066	$574,252
Ceding commission income	45,600	43,790	12,430	87,100	89,360
Service and fee income	380,817	273,548	168,571	127,541	93,739
Net investment income	99,586	75,340	52,426	30,808	30,550
Net realized and unrealized gain (loss) on investments	3,854	(10,307)	(2,892)	(1,669)	16,612
Bargain purchase gain and other revenue (expense)	26,458	(788)	(1,660)	16	3,728
Total revenues	$3,550,096	$2,511,393	$1,862,095	$931,862	$808,241
Loss and loss adjustment expense	1,958,545	1,381,641	1,053,065	462,124	402,686
Acquisition costs and other underwriting expenses(3)	497,158	405,930	315,089	134,887	110,771
General and administrative expenses(4)	844,114	530,347	348,762	280,552	246,644
Interest expense	40,180	28,885	17,736	2,042	1,787
Total expenses	$3,339,997	$2,346,803	$1,734,652	$879,605	$761,888
Income before provision for income taxes and equity in earnings (losses) of unconsolidated subsidiaries	$210,099	$164,590	$127,443	$52,257	$46,353
Provision for income taxes	42,616	18,956	23,876	11,140	12,309
Income before equity in earnings (losses) of unconsolidated subsidiaries	$167,483	$145,634	$103,567	$41,117	$34,044
Equity in earnings (losses) of unconsolidated subsidiaries	25,401	10,643	1,180	1,274	(1,338)
Net income	$192,884	$156,277	$104,747	$42,391	$32,706
Less: Net (income) attributable to non-controlling interest	(20,668)	(14,025)	(2,504)	(82)	—
Net income attributable to National General Holdings Corp.	$172,216	$142,252	$102,243	$42,309	$32,706
Dividends on preferred stock	(24,333)	(14,025)	(2,291)	(2,158)	(4,674)
Net income attributable to National General Holdings Corp. common stockholders	$147,883	$128,227	$99,952	$40,151	$28,032
Per common share data:
Basic earnings per share(5)	$1.40	$1.31	$1.09	$0.62	$0.62
Weighted average shares outstanding - basic	105,952	98,242	91,499	65,018	45,555
Diluted earnings per share	$1.37	$1.27	$1.07	$0.59	$0.56
Weighted average shares outstanding - diluted	108,278	100,724	93,515	71,802	58,287
Dividends declared per common share	$0.14	$0.09	$0.05	$0.01	$—
Insurance Ratios
Net loss ratio(6)	65.4%	64.9%	64.5%	67.2%	70.1%
Net operating expense ratio (non-GAAP)(7)(8)	30.6%	29.1%	29.6%	29.2%	30.4%
Net combined ratio (non-GAAP)(7)(9)	96.0%	94.0%	94.1%	96.4%	100.5%

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Selected Balance Sheet Data
Investments	$3,548,449	$2,667,710	$1,866,105	$1,042,884	$951,928
Cash, cash equivalents and restricted cash	$285,900	$282,277	$132,615	$73,823	$39,937
Premiums and other receivables, net	$1,158,108	$758,633	$647,443	$449,252	$450,140
Reinsurance recoverable on unpaid losses	$880,797	$833,176	$911,798	$950,828	$991,447
Goodwill and intangibles assets, net	$623,010	$461,312	$319,601	$156,915	$112,935
Total assets	$7,244,981	$5,563,392	$4,324,716	$2,837,515	$2,713,323
Unpaid loss and loss adjustment expense reserves	$2,265,072	$1,755,624	$1,562,153	$1,259,241	$1,286,533
Unearned premiums	$1,635,625	$1,192,499	$864,436	$476,232	$488,598
Deferred income tax (asset) liability	$(46,207)	$12,247	$67,535	$24,476	$34,393
Debt	$752,001	$491,537	$299,082	$81,142	$70,114
Common stock and additional paid-in capital	$915,770	$901,170	$691,670	$437,803	$158,470
Preferred stock	$420,000	$220,000	$55,000	$—	$53,054
Total stockholders’ equity	$1,925,504	$1,536,640	$1,073,450	$642,867	$413,042

(1)	Results of operations were affected by our various acquisitions from 2012 to 2016.

(2)	Premiums ceded to related parties were $1,578, $44,936, $501,067 and $561,434 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

(3)
Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.

(4)
General and administrative expenses are composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and Internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses include those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

(5)	No effect is given to the dilutive effect of outstanding stock options or restricted stock units during the relevant period.

(6)	Net loss ratio is calculated by dividing the loss and loss adjustment expense by net earned premiums.

(7)
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Consolidated Results of Operations.”

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

Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

We manage our business through two segments: Property and Casualty (“P&C”) and Accident and Health (“A&H”). We transact business primarily through our twenty-two regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Louisiana, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, have an “A-” (Excellent) group rating by A.M. Best, subject to transition periods in the case of acquired companies. We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net loss ratio, net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) between 90% and 95% while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2016, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $99.6 million, $75.3 million and $52.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We held 5.8% and 7.8%, of total invested assets in cash and cash equivalents as of December 31, 2016 and 2015, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of December 31, 2016 and 2015, our reserves, net of reinsurance recoverables, were $1,384.3 million and $922.4 million, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any time based on known facts and circumstances. Our reserves, excluding life reserves, for loss and

LAE incurred and unpaid are not discounted using present value factors. Our loss reserves are reviewed quarterly by internal actuaries and at least annually by our external actuaries. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Acquisitions

During 2016 and 2015, we have made the following significant acquisitions:

Property and Casualty:

•
In November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee based property and casualty insurance company (“Direct General”), that predominantly writes nonstandard auto business in the Southeast. The acquisition added a direct distribution channel to our growing personal lines business. The purchase price for the transaction was approximately $162.0 million.

•
In October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company (f/k/a Standard Mutual Insurance Company), an Illinois-based underwriter of personal auto and homeowners insurance in Illinois and Indiana (“SPCIC”). The transaction provides us entry into these states for both homeowners and package products, and adds to our expansion of standard and preferred lines. The purchase price for the transaction was approximately $4.9 million.

•
In June 2016, we closed on the acquisition of Century-National Insurance Company, a California domiciled property and casualty insurance company (“Century-National”), and Western General Agency, Inc., a California corporation (“Western General”), from Kramer-Wilson Company, Inc. This acquisition expands our standard and preferred product offering in both homeowners and personal auto in a key geographic area, enhancing our ability to bundle these products together and improve customer retention. The purchase price for the transaction was approximately $322.7 million.

•
In October 2015, we closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which we acquired QBE’s lender-placed insurance business, including certain of QBE’s affiliates engaged in the lender-placed insurance business (“LPI Business”). The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which we received the loss reserves, unearned premium reserves, and invested assets. The aggregate consideration for the transaction was approximately $95.7 million.

Accident and Health:

•
In October 2015, we closed on the acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. As part of the transaction, we acquired the small group self-funded and supplemental product lines, as well as North Star Marketing Corporation, a proprietary small group sales channel (the “Assurant Transaction”). The purchase price was an aggregate cash payment of $14.0 million.

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

Service and fee income. We currently generate policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement, and insufficient fund check returns. These fees are generally designed to offset expenses incurred in the administration of our insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Insufficient fund fees are charged when the customer’s payment is returned by the financial institution.

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is canceled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. An insufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked.

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

General and administrative expenses. General and administrative expenses are composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are directly involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and Internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses include those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations” below.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the notes to our consolidated financial statements.

Use of estimates and assumptions. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our principal estimates include unpaid losses and LAE reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible premiums; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of share-based awards for stock compensation; the valuation of intangibles and the determination of of goodwill and goodwill impairment; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

Premiums. We recognize earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premium represents the portion of premiums written applicable to the unexpired terms of the policies. Net premiums receivable represent premium written and not yet collected, net of an allowance for uncollectible premium. We regularly evaluate premium and other receivables and adjust for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made.

Service and fee income. We currently generate policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement, and insufficient fund check returns. These fees are generally designed to offset expenses incurred in the administration of our insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Insufficient fund fees are charged when the customer’s payment is returned by the financial institution.

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is canceled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. An insufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked. We estimate an allowance for doubtful accounts based on a percentage of fee income.

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

Reinsurance. We account for reinsurance premiums, losses and LAE ceded to other companies on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue. Ceding commission is a commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our unallocated LAE and other operating expenses. We earn commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured. In connection with the Personal Lines Quota Share, the amount we received is based on a contractual formula contained in the reinsurance agreements and is based on the ceded losses as a percentage of ceded premium. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract under deposit accounting.

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

Investments. We account for investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities,” which requires that equity securities that have readily determinable fair values and all investments in debt securities to be segregated into categories based upon our intention for those securities. Based on our intention, we have classified our investments as available for sale or trading, with the exception of our equity and cost method investments. We may sell our available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Trading securities are reported at their estimated fair values with net realized and unrealized gains and losses included in earnings.

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

Goodwill and intangible assets. We account for goodwill and intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of income.

Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value loss and LAE reserves by recording the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (i.e., over the estimated payout period of the acquired loss and LAE reserves). We assign fair values to intangible assets acquired based on valuation techniques including the income and market approaches. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess (deficiency) of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill or bargain purchase gain in earnings. We expense costs associated with the acquisition of a business in the period incurred.

Non-controlling Interest. The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. Our consolidation principles also consolidate entities in which we are deemed a primary beneficiary. Non-controlling interest income or loss represents such non-controlling interests in the earnings of that entity. We consolidate the Reciprocal Exchanges as we have determined that these are variable interest entities and that we are the primary beneficiary.

Fair value of financial instruments. Our estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, “Fair Value Measurements and Disclosures.” The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. Additionally, valuation of fixed-maturity investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments which are short-term in nature approximate their carrying values.

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

We utilize the fair values received from the pricing service to estimate fair value measurements for all our fixed maturities and equity securities. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2016 and December 31, 2015:

•U.S. Treasury and Federal Agencies ‑ Comprised primarily of bonds issued by the U.S. Treasury. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. government securities is an actively traded market given the high level of daily trading volume.

•States and Political Subdivision Bonds ‑ Comprised of bonds and auction rate securities issued by U.S. states and municipal entities or agencies. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, these are classified within Level 2 of the fair value hierarchy. We also hold certain municipal bonds that finance economic development, infrastructure and environmental projects which do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

•Foreign Government ‑ Comprised of bonds issued by foreign governments. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, these are classified within Level 2 of the fair value hierarchy. We also hold certain foreign government bonds that are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

•Corporate Bonds ‑ Comprised of bonds issued by corporations, public and privately placed. The fair values of short-term corporate bonds are priced using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve, and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, these are classified within Level 2 of the fair value hierarchy. We also hold certain structured notes and term loans that do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

•Mortgage and Structured Securities ‑ Comprised of commercial and residential mortgage-backed and structured securities. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads, these are classified within Level 2 of the fair value hierarchy. We also hold certain mortgage and structured securities valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable, these are classified within Level 3 of the fair value hierarchy.

•Equity Securities ‑ The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. We classified the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. We classified the value of these equity securities as Level 2. From time to time, we also hold certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. We estimate the fair value of these securities primarily based on inputs such as third-party broker quote, issuers’ book value, market multiples, and other inputs. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

•Other Investments, at fair value - Comprised of our rights to receive the Excess Servicing Spread (“ESS”) related to servicing rights. We use a discounted cash flow approach to estimate their fair value. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are reported in earnings. We classified the fair value estimates of ESS as Level 3 in the fair value hierarchy.

•Premiums and Other Receivables - The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short-term nature of these assets.

•Debt - The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of our debt. We utilize a pricing service to estimate its fair value, other than our publicly traded debt.

Stock Compensation Expense. We recognize compensation expense for our share-based awards over the estimated vesting period based on estimated grant date fair value. Share-based payments include stock option grants and restricted stock units (“RSU”) under our 2010 Equity Incentive Plan and our 2013 Equity Incentive Plan.

Earnings per Share. Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding. Dilutive earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period adjusted for the dilutive impact of share options and restricted stock units using the treasury stock method.

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

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$3,260,280	$241,540	$(2,312)	$3,499,508	$2,309,756	$283,582	$(3,590)	$2,589,748
Ceded premiums	(309,522)	(120,992)	2,312	(428,202)	(249,601)	(157,491)	3,590	(403,502)
Net premium written	$2,950,758	$120,548	$—	$3,071,306	$2,060,155	$126,091	$—	$2,186,246
Change in unearned premium	(67,372)	(10,153)	—	(77,525)	(65,054)	8,618	—	(56,436)
Net earned premium	$2,883,386	$110,395	$—	$2,993,781	$1,995,101	$134,709	$—	$2,129,810
Ceding commission income (loss)	2,078	43,522	—	45,600	(2,510)	46,300	—	43,790
Service and fee income	410,771	3,862	(33,816)	380,817	300,114	13,226	(39,792)	273,548
Total underwriting revenues	$3,296,235	$157,779	$(33,816)	$3,420,198	$2,292,705	$194,235	$(39,792)	$2,447,148
Underwriting expenses:
Loss and loss adjustment expense	1,901,624	56,921	—	1,958,545	1,284,080	97,561	—	1,381,641
Acquisition costs and other underwriting expenses	482,016	15,148	(6)	497,158	378,066	27,972	(108)	405,930
General and administrative expenses	800,253	77,671	(33,810)	844,114	504,672	65,359	(39,684)	530,347
Total underwriting expenses	$3,183,893	$149,740	$(33,816)	$3,299,817	$2,166,818	$190,892	$(39,792)	$2,317,918
Underwriting income	$112,342	$8,039	$—	$120,381	$125,887	$3,343	$—	$129,230
Net investment income	97,376	8,716	(6,506)	99,586	66,429	8,911	—	75,340
Net realized and unrealized gain (loss) on investments	3,339	515	—	3,854	(10,653)	346	—	(10,307)
Bargain purchase gain and other revenue (expense)	26,458	—	—	26,458	(788)	—	—	(788)
Equity in earnings of unconsolidated subsidiaries	25,401	—	—	25,401	10,643	—	—	10,643
Interest expense	(40,180)	(6,506)	6,506	(40,180)	(24,229)	(4,656)	—	(28,885)
Income before provision (benefit) for income taxes	$224,736	$10,764	$—	$235,500	$167,289	$7,944	$—	$175,233
Less: Provision (benefit) for income taxes	52,407	(9,791)	—	42,616	24,905	(5,949)	—	18,956
Net income	$172,329	$20,555	$—	$192,884	$142,384	$13,893	$—	$156,277
Less: Net (income) attributable to non-controlling interest	(113)	(20,555)	—	(20,668)	(132)	(13,893)	—	(14,025)
Net income attributable to NGHC	$172,216	$—	$—	$172,216	$142,252	$—	$—	$142,252
Net loss ratio	66.0%	51.6%		65.4%	64.4%	72.4%		64.9%
Net operating expense ratio (non-GAAP)	30.2%	41.2%		30.6%	29.3%	25.1%		29.1%
Net combined ratio (non-GAAP)	96.2%	92.8%		96.0%	93.7%	97.5%		94.0%

	Year Ended December 31,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$3,224,073	$156,246	$(40,322)	$3,339,997	$2,191,047	$195,548	$(39,792)	$2,346,803
Less: Loss and loss adjustment expense	1,901,624	56,921	—	1,958,545	1,284,080	97,561	—	1,381,641
Less: Interest expense	40,180	6,506	(6,506)	40,180	24,229	4,656	—	28,885
Less: Ceding commission income (loss)	2,078	43,522	—	45,600	(2,510)	46,300	—	43,790
Less: Service and fee income	410,771	3,862	(33,816)	380,817	300,114	13,226	(39,792)	273,548
Net operating expense	$869,420	$45,435	$—	$914,855	$585,134	$33,805	$—	$618,939
Net earned premium	$2,883,386	$110,395	$—	$2,993,781	$1,995,101	$134,709	$—	$2,129,810
Net operating expense ratio (non-GAAP)	30.2%	41.2%		30.6%	29.3%	25.1%		29.1%

	Year Ended December 31,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,309,756	$283,582	$(3,590)	$2,589,748	$2,065,065	$70,042	$—	$2,135,107
Ceded premiums	(249,601)	(157,491)	3,590	(403,502)	(248,117)	(16,966)	—	(265,083)
Net premium written	$2,060,155	$126,091	$—	$2,186,246	$1,816,948	$53,076	$—	$1,870,024
Change in unearned premium	(65,054)	8,618	—	(56,436)	(231,350)	(5,454)	—	(236,804)
Net earned premium	$1,995,101	$134,709	$—	$2,129,810	$1,585,598	$47,622	$—	$1,633,220
Ceding commission income (loss)	(2,510)	46,300	—	43,790	7,643	4,787	—	12,430
Service and fee income	300,114	13,226	(39,792)	273,548	178,333	139	(9,901)	168,571
Total underwriting revenues	$2,292,705	$194,235	$(39,792)	$2,447,148	$1,771,574	$52,548	$(9,901)	$1,814,221
Underwriting expenses:
Loss and loss adjustment expense	1,284,080	97,561	—	1,381,641	1,026,346	26,719	—	1,053,065
Acquisition costs and other underwriting expenses	378,066	27,972	(108)	405,930	308,822	6,267	—	315,089
General and administrative expenses	504,672	65,359	(39,684)	530,347	346,696	11,967	(9,901)	348,762
Total underwriting expenses	$2,166,818	$190,892	$(39,792)	$2,317,918	$1,681,864	$44,953	$(9,901)	$1,716,916
Underwriting income	$125,887	$3,343	$—	$129,230	$89,710	$7,595	$—	$97,305
Net investment income	66,429	8,911	—	75,340	50,627	1,799	—	52,426
Net realized and unrealized gain (loss) on investments	(10,653)	346	—	(10,307)	(2,892)	—	—	(2,892)
Other expense	(788)	—	—	(788)	(1,660)	—	—	(1,660)
Equity in earnings of unconsolidated subsidiaries	10,643	—	—	10,643	1,180	—	—	1,180
Interest expense	(24,229)	(4,656)	—	(28,885)	(12,012)	(5,724)	—	(17,736)
Income before provision (benefit) for income taxes	$167,289	$7,944	$—	$175,233	$124,953	$3,670	$—	$128,623
Less: Provision (benefit) for income taxes	24,905	(5,949)	—	18,956	22,712	1,164	—	23,876
Net income	$142,384	$13,893	$—	$156,277	$102,241	$2,506	$—	$104,747
Less: Net (income) loss attributable to non-controlling interest	(132)	(13,893)	—	(14,025)	2	(2,506)	—	(2,504)
Net income attributable to NGHC	$142,252	$—	$—	$142,252	$102,243	$—	$—	$102,243
Net loss ratio	64.4%	72.4%		64.9%	64.7%	56.1%		64.5%
Net operating expense ratio (non-GAAP)	29.3%	25.1%		29.1%	29.6%	27.9%		29.6%
Net combined ratio (non-GAAP)	93.7%	97.5%		94.0%	94.3%	84.0%		94.1%

	Year Ended December 31,
	2015				2014
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total

Total expenses	$2,191,047	$195,548	$(39,792)	$2,346,803	$1,693,876	$50,677	$(9,901)	$1,734,652
Less: Loss and loss adjustment expense	1,284,080	97,561	—	1,381,641	1,026,346	26,719	—	1,053,065
Less: Interest expense	24,229	4,656	—	28,885	12,012	5,724	—	17,736
Less: Ceding commission income (loss)	(2,510)	46,300	—	43,790	7,643	4,787	—	12,430
Less: Service and fee income	300,114	13,226	(39,792)	273,548	178,333	139	(9,901)	168,571
Net operating expense	$585,134	$33,805	$—	$618,939	$469,542	$13,308	$—	$482,850
Net earned premium	$1,995,101	$134,709	$—	$2,129,810	$1,585,598	$47,622	$—	$1,633,220
Net operating expense ratio (non-GAAP)	29.3%	25.1%		29.1%	29.6%	27.9%		29.6%

During 2016, 2015, and 2014, we entered into a number of acquisitions and other transactions, including the following: (i) in 2016, the Direct General and Century-National acquisitions, the Reciprocal Exchanges deconsolidation at January 1, 2016, and subsequent consolidation at March 31, 2016, and the increase in premium volume from our 2015 acquired company Assigned Risk Solutions Ltd. (“ARS”), which began being written on our paper on January 1, 2016; (ii) in 2015, the LPI Business acquisition and the Assurant Transaction; and (iii) in 2014, our personal lines reinsurance agreements with Tower Group International, Ltd. and its insurance subsidiaries (collectively, “Tower”), the Reciprocal Exchanges consolidation at September 14, 2014, and our purchase of certain assets from Imperial Management Corporation, including its underwriting subsidiaries, its retail agency and its managing general agency (“Imperial”). Additionally, in 2013, we terminated the Personal Lines Quota Share on a run-off basis (the “Quota Share Runoff”). Due to these transactions, comparisons in our results of operations between 2016 and 2015, and between 2015 and 2014, are less meaningful.

Consolidated Results of Operations for the Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Gross premium written. Gross premium written increased by $909.8 million, or 35.1%, from $2,589.7 million for the year ended December 31, 2015 to $3,499.5 million for the year ended December 31, 2016, due to an increase of $697.7 million in premiums received from the P&C segment primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($140.0 million), additional premiums from the LPI Business ($249.5 million) and ARS ($74.6 million), and organic growth ($203.4 million), partially offset by the first quarter deconsolidation of the Reciprocal Exchanges ($40.8 million). Premiums received from the A&H segment increased by $212.1 million, primarily as a result of additional premiums from the Assurant Transaction ($133.7 million) and organic growth ($76.7 million).

Net premium written. Net premium written increased by $885.1 million, or 40.5%, from $2,186.2 million for the year ended December 31, 2015 to $3,071.3 million for the year ended December 31, 2016. Net premium written for the P&C segment increased by $682.3 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($122.1 million), additional premiums from the LPI Business ($238.2 million) and ARS ($74.6 million), and organic growth ($182.3 million), partially offset by the first quarter deconsolidation of the Reciprocal Exchanges ($5.5 million). Net premium written for the A&H segment increased by $202.7 million, primarily as a result of additional premiums from the Assurant Transaction ($133.7 million) and organic growth ($67.4 million).

Net earned premium. Net earned premium increased by $864.0 million, or 40.6%, from $2,129.8 million for the year ended December 31, 2015 to $2,993.8 million for the year ended December 31, 2016. The increase by segment was: P&C $660.8 million and A&H $203.1 million. The increase in the P&C segment was primarily attributable to the acquisitions of Direct General ($68.3 million) and Century-National ($122.4 million), additional premiums from the LPI Business ($299.4 million) and ARS ($42.5 million), and organic growth ($140.4 million), partially offset by the first quarter deconsolidation of the Reciprocal Exchanges ($24.3 million). The increase in the A&H segment was primarily due to additional premiums from the Assurant Transaction ($134.1 million) and organic growth ($66.9 million).

Ceding commission income. Ceding commission income increased from $43.8 million for the year ended December 31, 2015 to $45.6 million for the year ended December 31, 2016, primarily driven by an increase attributable to the acquisition of Century-National, partially offset by an increase to the sliding scale adjustment on our terminated third-party quota share agreement and the first quarter deconsolidation of the Reciprocal Exchanges within our P&C segment.

Service and fee income. Service and fee income increased by $107.3 million, or 39.2%, from $273.5 million for the year ended December 31, 2015 to $380.8 million for the year ended December 31, 2016. The increases were attributable to our P&C segment ($67.1 million), resulting primarily from the Direct General and Century-National acquisitions, additional service and fee income from the LPI Business, ARS and organic growth; and the A&H segment ($40.1 million), primarily from the Assurant Transaction.

The components of service and fee income are as follows:

	Year Ended December 31,
(amounts in thousands)	2016	2015	Change
Commission revenue	$110,343	$58,807	$51,536
General agent fees	73,484	76,855	(3,371)
Group health administrative fees	69,689	29,622	40,067
Installment fees	43,460	32,404	11,056
Finance and processing fees	36,498	52,865	(16,367)
Late payment fees	20,226	12,210	8,016
Lender service fees	16,910	4,364	12,546
Other	10,207	6,421	3,786
Total	$380,817	$273,548	$107,269

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $576.9 million, or 41.8%, from $1,381.6 million for the year ended December 31, 2015 to $1,958.5 million for the year ended December 31, 2016, primarily reflecting the Direct General and Century-National acquisitions; additional losses from the LPI Business, ARS and the Assurant Transaction; catastrophe losses related to hail storms that occurred in Dallas and San Antonio, Texas; floods that occurred in Louisiana; and Hurricane Matthew in the Southeast; and loss experience in our legacy domestic stop loss programs, partially offset by the first quarter deconsolidation of the Reciprocal Exchanges. The changes by segment were: P&C - increased $448.9 million and A&H - increased $128.0 million. Loss and LAE for the year ended December 31, 2016 included $13.5 million of unfavorable development on prior accident year loss and LAE reserves. The $4.2 million of unfavorable development in the P&C segment was primarily driven by higher than expected development in private passenger auto bodily injury coverage, and $9.3 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in the domestic stop loss, short-term medical and European A&H policies. Our consolidated net loss ratio slightly increased from 64.9% for the year ended December 31, 2015 to 65.4% for the year ended December 31, 2016, with a higher P&C segment net loss ratio and a lower A&H segment net loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $91.2 million, or 22.5%, from $405.9 million for the year ended December 31, 2015 to $497.2 million for the year ended December 31, 2016, primarily as a result of the Direct General ($1.9 million) and Century-National ($12.0 million) acquisitions, additional costs from the LPI Business ($33.3 million), ARS ($7.3 million) and the Assurant Transaction ($23.9 million), and organic growth and other ($25.6 million), partially offset by lower costs on the Reciprocal Exchanges ($12.7 million).

General and administrative expenses. General and administrative expenses increased by $313.8 million, or 59.2%, from $530.3 million for the year ended December 31, 2015 to $844.1 million for the year ended December 31, 2016, primarily as a result of the Direct General ($38.0 million) and Century-National ($34.4 million) acquisitions, additional expenses from the LPI Business ($148.7 million), ARS ($7.7 million) and the Assurant Transaction ($39.8 million), higher expenses on the Reciprocal Exchanges ($18.2 million), and organic growth and other ($26.8 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $295.9 million, or 47.8%, from $618.9 million for the year ended December 31, 2015 to $914.9 million for the year ended December 31, 2016. The consolidated net operating expense ratio, which includes the Reciprocal Exchanges, increased to 30.6% in the year ended December 31, 2016 from 29.1% in the year ended December 31, 2015. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.2% and 29.3% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 41.2% and 25.1% for the years ended December 31, 2016 and 2015, respectively.

Net investment income. Net investment income increased by $24.2 million, or 32.2%, from $75.3 million for the year ended December 31, 2015 to $99.6 million for the year ended December 31, 2016, primarily as a result of our higher amount of invested assets.

Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments increased by $14.2 million from a loss of $10.3 million for the year ended December 31, 2015 to a $3.9 million gain for the year ended December 31, 2016, primarily from our trading activities offset by higher other-than-temporary impairments in 2016.

Bargain purchase gain and other revenue (expense). For the year ended December 31, 2016, we had a $24.3 million bargain purchase gains related to net assets acquired in excess of the purchase price paid for the acquisitions of Direct General ($7.1 million)

and SPCIC ($17.2 million). The SPCIC transaction was sponsored by us, with the conversion of a mutual company to stock company and our offering of common stock at a discount to members, directors and officers of the acquired company.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries, which primarily relates to our 50% interest in life settlement entities, increased by $14.8 million from $10.6 million in earnings for the year ended December 31, 2015 to $25.4 million in earnings for the year ended December 31, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the years ended December 31, 2016 and 2015 was $40.2 million and $28.9 million, respectively. The increase of $11.3 million is primarily due to interest under our credit facility and the promissory note issued in connection with the Century-National acquisition, partially offset by our purchase of the Reciprocal Exchanges’ surplus notes.

Provision for income taxes. Income tax expense increased by $23.7 million, or 124.8%, from $19.0 million for the year ended December 31, 2015, reflecting an effective tax rate of 11.5%, to $42.6 million for the year ended December 31, 2016, reflecting an effective tax rate of 20.3%. The primary driver of the increase in consolidated income tax expense was the increase in pre-tax income period over period. Income tax expense included a tax benefit of $5.9 million and $27.1 million for the years ended December 31, 2016 and 2015, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the years ended December 31, 2016 and 2015 by 2.81% and 16.5%, respectively.

The increase in consolidated tax expense was primarily driven by several factors. Pre-tax income increased by 27.6% year over year. Additionally, there was a 78.2% decrease in the tax benefit attributable to the utilization of our Luxembourg equalization reserves. The effects of the Luxembourg technical reserve utilization will likely conclude in the next fiscal year. The upward trend in our effective tax rate was limited by the effects of bargain purchase gains associated with two acquisitions during 2016 as well as a reduction of the valuation allowance at the Reciprocal Exchanges. Combined these two items has a net benefit of 10.4% to the effective tax rate of the consolidated group.

Excluding the Reciprocal Exchanges, income tax expense was $52.4 million and $24.9 million for the years ended December 31, 2016 and 2015, respectively, reflecting effective tax rates of 26.3% and 15.9%, respectively. The Reciprocal Exchanges had pre-tax income of $10.8 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively. A full valuation allowance was recorded on the Reciprocal Exchanges at December 31, 2015. For the year ended December 31, 2016, the valuation allowance for two of the four Reciprocal Exchanges was released in full. The remaining two exchanges maintained their full valuation allowance. The valuation allowance across all exchanges was $7.1 million and $17.3 million for the years ended December 31, 2016 and 2015, respectively.

Consolidated Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross premium written. Gross premium written increased by $454.6 million, or 21.3%, from $2,135.1 million for the year ended December 31, 2014 to $2,589.7 million for the year ended December 31, 2015, due to an increase of $343.1 million in premiums received from the P&C segment primarily as a result of an increase in Imperial premium ($61.0 million), the consolidation of the Reciprocal Exchanges ($209.9 million), acquisition of our LPI Business ($126.6 million) and organic growth ($75.5 million), partially offset by a decrease in our Tower business ($131.9 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Premiums received from the A&H segment increased $111.5 million primarily as a result of premium from the Assurant Transaction ($55.7 million) and organic growth ($66.6 million), partially offset by a decrease in our European group life and health insurance managing general agent (“EHC”) business ($10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net premium written. Net premium written increased by $316.2 million, or 16.9%, from $1,870.0 million for the year ended December 31, 2014 to $2,186.2 million for the year ended December 31, 2015. Net premium written for the P&C segment increased by $240.3 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of an increase in Imperial premium ($50.2 million), the Quota Share Runoff ($42.8 million), the consolidation of the Reciprocal Exchanges ($73.0 million), acquisition of our LPI Business ($125.7 million) and organic growth ($89.1 million), partially offset by a decrease in our Tower business ($140.6 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014. Net premium written for the A&H segment increased by $76.0 million, primarily as a result of premium from the Assurant Transaction ($55.7 million) and organic growth ($31.0 million), partially offset by a decrease in our EHC business ($10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net earned premium. Net earned premium increased by $496.6 million, or 30.4%, from $1,633.2 million for the year ended December 31, 2014 to $2,129.8 million for the year ended December 31, 2015. The increase by segment was: P&C - $405.8 million and A&H - $90.8 million. The increase in the P&C segment was primarily attributable to an increase in Tower premium retention ($39.0 million), the Quota Share Runoff ($42.8 million), Imperial premium ($50.8 million), the consolidation of the Reciprocal Exchanges ($87.1 million), acquisition of our LPI Business ($123.3 million) and organic growth ($62.8 million). The increase in the A&H segment was primarily due to earned premium from the Assurant Transaction ($55.8 million) and organic growth ($34.9 million).

Ceding commission income. Ceding commission income increased from $12.4 million for the year ended December 31, 2014 to $43.8 million for the year ended December 31, 2015, reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff, including a sliding scale adjustment to our terminated third-party quota share in 2015.

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

The components of service and fee income are as follows:

	Year Ended December 31,
(amounts in thousands)	2015	2014	Change
General agent fees	$76,855	$45,637	$31,218
Commission revenue	58,807	52,597	6,210
Finance and processing fees	52,865	13,569	39,296
Installment fees	32,404	30,323	2,081
Group health administrative fees	29,622	4,358	25,264
Late payment fees	12,210	11,658	552
Lender service Fees	4,364	—	4,364
Other	6,421	10,429	(4,008)
Total	$273,548	$168,571	$104,977

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

Our consolidated net loss ratio, which includes the Reciprocal Exchanges, increased from 64.5% for the year ended December 31, 2014 to 64.9% for the year ended December 31, 2015 with a higher A&H segment net loss ratio resulting from higher loss experience in our domestic stop loss programs, partially offset by a lower P&C segment net loss ratio driven by product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 64.4% and 64.7% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges’ net loss ratio was 72.4% and 56.1% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively, including $2.7 million of favorable development on prior accident year loss and LAE reserves for the year ended December 31, 2015 and $1.3 million of unfavorable development on prior accident year loss and LAE reserves for the period ended December 31, 2014.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $90.8 million, or 28.8%, from $315.1 million for the year ended December 31, 2014 to $405.9 million for the year ended December 31, 2015, primarily due to an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from the LPI Business acquisition, an increase resulting from the Assurant Transaction and as a result of organic growth, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $181.6 million, or 52.1%, from $348.8 million for the year ended December 31, 2014 to $530.3 million for the year ended December 31, 2015, primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from the LPI Business acquisition, an increase resulting from the Assurant Transaction and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $136.1 million, or 28.2%, from $482.9 million for the year ended December 31, 2014 to $618.9 million for the year ended December 31, 2015. The consolidated net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, decreased to 29.1% in the year ended December 31, 2015 from 29.6% in the year ended December 31, 2014, primarily as a result of increased service and fee income and maturation of the A&H business, partially offset by increased general and administrative expenses, and increased acquisition costs and other underwriting expenses.

Excluding the Reciprocal Exchanges, the net operating expense ratio was 29.3% and 29.6% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges’ net operating expense ratio was 25.1% and 27.9% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Net investment income. Net investment income increased by $22.9 million, or 43.7%, from $52.4 million for the year ended December 31, 2014 to $75.3 million for the year ended December 31, 2015, primarily due to an increase in average invested assets as a result of our (i) capital raising activities in the first half of 2014 and (ii) issuances of Series B preferred stock, debt and common stock during the year ended December 31, 2015.

Net realized gain (loss) on investments. Net realized losses on investments increased by $7.4 million from a loss of $2.9 million for the year ended December 31, 2014 to a $10.3 million loss for the year ended December 31, 2015, primarily due to the recognition of a $15.2 million OTTI charge in the year ended December 31, 2015 relating to certain investments in the energy and natural resources sectors based on our qualitative and quantitative OTTI review as compared to a $2.2 million OTTI charge in the year ended December 31, 2014. These losses resulting from OTTI charges were partially offset by net realized gains on the sale of investments of $4.9 million for the year ended December 31, 2015 compared to net realized losses on the sale of investments of $0.6 million for the year ended December 31, 2014.

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

The Reciprocal Exchanges had pre-tax income of $7.9 million for the year ended December 31, 2015 and pre-tax income of $3.7 million for the period ended December 31, 2014, respectively. A full valuation allowance is recorded on the Reciprocal Exchanges. The Reciprocal Exchanges’ valuation allowance as of December 31, 2015 and 2014 was $17.3 million and $21.5 million, respectively.

P&C Segment - Results of Operations

	Year Ended December 31,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,796,270	$241,540	$(2,312)	$3,035,498	$2,057,834	$283,582	$(3,590)	$2,337,826
Ceded premiums	(264,180)	(120,992)	2,312	(382,860)	(213,632)	(157,491)	3,590	(367,533)
Net premium written	$2,532,090	$120,548	$—	$2,652,638	$1,844,202	$126,091	$—	$1,970,293
Change in unearned premium	(63,131)	(10,153)	—	(73,284)	(60,402)	8,618	—	(51,784)
Net earned premium	$2,468,959	$110,395	$—	$2,579,354	$1,783,800	$134,709	$—	$1,918,509
Ceding commission income (loss)	747	43,522	—	44,269	(3,601)	46,300	—	42,699
Service and fee income	271,835	3,862	(33,816)	241,881	201,304	13,226	(39,792)	174,738
Total underwriting revenues	$2,741,541	$157,779	$(33,816)	$2,865,504	$1,981,503	$194,235	$(39,792)	$2,135,946
Underwriting expenses:
Loss and loss adjustment expense	1,602,257	56,921	—	1,659,178	1,112,758	97,561	—	1,210,319
Acquisition costs and other underwriting expenses	379,286	15,148	(6)	394,428	312,067	27,972	(108)	339,931
General and administrative expenses	668,846	77,671	(33,810)	712,707	422,561	65,359	(39,684)	448,236
Total underwriting expenses	$2,650,389	$149,740	$(33,816)	$2,766,313	$1,847,386	$190,892	$(39,792)	$1,998,486
Underwriting income	$91,152	$8,039	$—	$99,191	$134,117	$3,343	$—	$137,460
Net loss ratio	64.9%	51.6%		64.3%	62.4%	72.4%		63.1%
Net operating expense ratio (non-GAAP)	31.4%	41.2%		31.8%	30.1%	25.1%		29.7%
Net combined ratio (non-GAAP)	96.3%	92.8%		96.1%	92.5%	97.5%		92.8%

	Year Ended December 31,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$2,650,389	$149,740	$(33,816)	$2,766,313	$1,847,386	$190,892	$(39,792)	$1,998,486
Less: Loss and loss adjustment expense	1,602,257	56,921	—	1,659,178	1,112,758	97,561	—	1,210,319
Less: Ceding commission income (loss)	747	43,522	—	44,269	(3,601)	46,300	—	42,699
Less: Service and fee income	271,835	3,862	(33,816)	241,881	201,304	13,226	(39,792)	174,738
Net operating expense	$775,550	$45,435	$—	$820,985	$536,925	$33,805	$—	$570,730
Net earned premium	$2,468,959	$110,395	$—	$2,579,354	$1,783,800	$134,709	$—	$1,918,509
Net operating expense ratio (non-GAAP)	31.4%	41.2%		31.8%	30.1%	25.1%		29.7%

	Year Ended December 31,
	2015				2014
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,057,834	$283,582	$(3,590)	$2,337,826	$1,924,666	$70,042	$—	$1,994,708
Ceded premiums	(213,632)	(157,491)	3,590	(367,533)	(247,720)	(16,966)	—	(264,686)
Net premium written	$1,844,202	$126,091	$—	$1,970,293	$1,676,946	$53,076	$—	$1,730,022
Change in unearned premium	(60,402)	8,618	—	(51,784)	(211,824)	(5,454)	—	(217,278)
Net earned premium	$1,783,800	$134,709	$—	$1,918,509	$1,465,122	$47,622	$—	$1,512,744
Ceding commission income (loss)	(3,601)	46,300	—	42,699	7,643	4,787	—	12,430
Service and fee income	201,304	13,226	(39,792)	174,738	119,876	139	(9,901)	110,114
Total underwriting revenues	$1,981,503	$194,235	$(39,792)	$2,135,946	$1,592,641	$52,548	$(9,901)	$1,635,288
Underwriting expenses:
Loss and loss adjustment expense	1,112,758	97,561	—	1,210,319	940,457	26,719	—	967,176
Acquisition costs and other underwriting expenses	312,067	27,972	(108)	339,931	254,130	6,267	—	260,397
General and administrative expenses	422,561	65,359	(39,684)	448,236	290,079	11,967	(9,901)	292,145
Total underwriting expenses	$1,847,386	$190,892	$(39,792)	$1,998,486	$1,484,666	$44,953	$(9,901)	$1,519,718
Underwriting income	$134,117	$3,343	$—	$137,460	$107,975	$7,595	$—	$115,570
Net loss ratio	62.4%	72.4%		63.1%	64.2%	56.1%		63.9%
Net operating expense ratio (non-GAAP)	30.1%	25.1%		29.7%	28.4%	27.9%		28.4%
Net combined ratio (non-GAAP)	92.5%	97.5%		92.8%	92.6%	84.0%		92.3%

	Year Ended December 31,
	2015				2014
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$1,847,386	$190,892	$(39,792)	$1,998,486	$1,484,666	$44,953	$(9,901)	$1,519,718
Less: Loss and loss adjustment expense	1,112,758	97,561	—	1,210,319	940,457	26,719	—	967,176
Less: Ceding commission income (loss)	(3,601)	46,300	—	42,699	7,643	4,787	—	12,430
Less: Service and fee income	201,304	13,226	(39,792)	174,738	119,876	139	(9,901)	110,114
Net operating expense	$536,925	$33,805	$—	$570,730	$416,690	$13,308	$—	$429,998
Net earned premium	$1,783,800	$134,709	$—	$1,918,509	$1,465,122	$47,622	$—	$1,512,744
Net operating expense ratio (non-GAAP)	30.1%	25.1%		29.7%	28.4%	27.9%		28.4%

P&C Segment Results of Operations for the Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Gross premium written. Gross premium written increased by $697.7 million, or 29.8%, from $2,337.8 million for the year ended December 31, 2015 to $3,035.5 million for the year ended December 31, 2016, primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($140.0 million), additional premiums from the LPI Business ($249.5 million) and ARS ($74.6 million), and organic growth ($203.4 million), partially offset by the first quarter deconsolidation of the Reciprocal Exchanges ($40.8 million).

Net premium written. Net premium written increased by $682.3 million, or 34.6%, from $1,970.3 million for the year ended December 31, 2015 to $2,652.6 million for the year ended December 31, 2016, primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($122.1 million), additional premiums from the LPI Business ($238.2 million) and ARS ($74.6 million), and organic growth ($182.3 million), partially offset by the first quarter deconsolidation of the Reciprocal Exchanges ($5.5 million).

Net earned premium. Net earned premium increased by $660.8 million, or 34.4%, from $1,918.5 million for the year ended December 31, 2015 to $2,579.4 million for the year ended December 31, 2016, primarily as a result of the acquisitions of Direct General ($68.3 million) and Century-National ($122.4 million), additional premiums from the LPI Business ($299.4 million) and

ARS ($42.5 million), and organic growth ($140.4 million), partially offset by the first quarter deconsolidation of the Reciprocal Exchanges ($24.3 million).

Ceding commission income. Our ceding commission income increased by $1.6 million from $42.7 million for the year ended December 31, 2015 to $44.3 million for the year ended December 31, 2016, driven by an increase attributable to the acquisition of Century-National, partially offset by an increase to the sliding scale adjustment on our terminated third-party quota share agreement and the first quarter deconsolidation of the Reciprocal Exchanges.

Service and fee income. Service and fee income increased by $67.1 million, or 38.4%, from $174.7 million for the year ended December 31, 2015 to $241.9 million for the year ended December 31, 2016, primarily as a result of the Direct General and Century-National acquisitions, additional service and fee income from the LPI Business, ARS and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $448.9 million, or 37.1%, from $1,210.3 million for the year ended December 31, 2015 to $1,659.2 million for the year ended December 31, 2016, primarily reflecting the Direct General and Century-National acquisitions, additional losses from the LPI Business and ARS, catastrophe losses related to hail storms that occurred in Dallas and San Antonio, Texas; floods that occurred in Louisiana; and Hurricane Matthew in the Southeast; partially offset by the first quarter deconsolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 63.1% for the year ended December 31, 2015 to 64.3% for the year ended December 31, 2016, primarily due to catastrophe losses for the events that occurred during 2016. Excluding the Reciprocal Exchanges, the net loss ratio was 64.9% and 62.4% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges’ net loss ratio was 51.6% and 72.4% for the year ended December 31, 2016 and 2015, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $54.5 million, or 16.0%, from $339.9 million for the year ended December 31, 2015 to $394.4 million for the year ended December 31, 2016. The increase was due to the Direct General ($1.9 million) and Century-National ($12.0 million) acquisitions, additional costs from the LPI Business ($33.3 million) and ARS ($7.3 million), and organic growth and other ($12.8 million), partially offset by lower costs on the Reciprocal Exchanges ($12.7 million).

General and administrative expenses. General and administrative expenses increased by $264.5 million, or 59.0%, from $448.2 million for the year ended December 31, 2015 to $712.7 million for the year ended December 31, 2016, as a result of the Direct General ($38.0 million) and Century-National ($34.4 million) acquisitions, additional expenses from the LPI Business ($148.7 million) and ARS ($7.7 million), higher expenses on the Reciprocal Exchanges ($18.2 million), and organic growth and other ($17.4 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $250.3 million, or 43.8%, from $570.7 million for the year ended December 31, 2015 to $821.0 million for the year ended December 31, 2016. Our P&C segment net operating expense ratio, which includes the Reciprocal Exchanges, increased from 29.7% for the year ended December 31, 2015 to 31.8% for the year ended December 31, 2016. Excluding the Reciprocal Exchanges, the net operating expense ratio was 31.4% and 30.1% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges’ net operating expense ratio was 41.2% and 25.1% for the years ended December 31, 2016 and 2015, respectively.

Underwriting income. Underwriting income decreased from $137.5 million for the year ended December 31, 2015 to $99.2 million for the year ended December 31, 2016. Our P&C segment net combined ratio, which includes the Reciprocal Exchanges, for the year ended December 31, 2016 increased to 96.1% compared to 92.8% for the same period in 2015, primarily as a result of an increase in our net loss ratio due to catastrophe losses. Excluding the Reciprocal Exchanges, the combined ratio was 96.3% and 92.5% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges’ combined ratio was 92.8% and 97.5% for the years ended December 31, 2016 and 2015, respectively.

P&C Segment Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross premium written. Gross premium written increased by $343.1 million, or 17.2%, from $1,994.7 million for the year ended December 31, 2014 to $2,337.8 million for the year ended December 31, 2015, primarily as a result of an increase in Imperial premium ($61.0 million), the consolidation of the Reciprocal Exchanges ($209.9 million), acquisition of the LPI Business ($126.6 million) and organic growth ($75.5 million), partially offset by a decrease in our Tower business ($131.9 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net premium written. Net premium written increased by $240.3 million, or 13.9%, from $1,730.0 million for the year ended December 31, 2014 to $1,970.3 million for the year ended December 31, 2015, primarily as a result of an increase in Imperial premium ($50.2 million), the Quota Share Runoff ($42.8 million), the consolidation of the Reciprocal Exchanges ($73.0 million), acquisition of the LPI Business ($125.7 million) and organic growth ($89.1 million), partially offset by a decrease in our Tower business ($140.6 million) which included a large one-time unearned premium reserve assumption of $158.8 million in 2014.

Net earned premium. Net earned premium increased by $405.8 million, or 26.8%, from $1,512.7 million for the year ended December 31, 2014 to $1,918.5 million for the year ended December 31, 2015, primarily as a result of an increase in Tower premium retention ($39.0 million), the Quota Share Runoff ($42.8 million), Imperial premium ($50.8 million), the consolidation of the Reciprocal Exchanges ($87.1 million), acquisition of the LPI Business ($123.3 million) and organic growth ($62.8 million).

Ceding commission income. Our ceding commission income increased by $30.3 million from $12.4 million for the year ended December 31, 2014 to $42.7 million for the year ended December 31, 2015 reflecting the consolidation of the Reciprocal Exchanges, partially offset by a decrease from the Quota Share Runoff, including a sliding scale adjustment to our terminated third-party quota share in 2015.

Service and fee income. Service and fee income increased by $64.6 million, or 58.7%, from $110.1 million for the year ended December 31, 2014 to $174.7 million for the year ended December 31, 2015, primarily resulting from the acquisition of the LPI Business and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $243.1 million, or 25.1%, from $967.2 million for the year ended December 31, 2014 to $1,210.3 million for the year ended December 31, 2015, primarily reflecting the Quota Share Runoff, the Imperial acquisition, the consolidation of the Reciprocal Exchanges and the acquisition of the LPI Business. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 63.9% for the year ended December 31, 2014 to 63.1% for the year ended December 31, 2015, primarily due to product mix changes. Excluding the Reciprocal Exchanges, the net loss ratio was 62.4% and 64.2% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges’ net loss ratio was 72.4% and 56.1% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $79.5 million, or 30.5%, from $260.4 million for the year ended December 31, 2014 to $339.9 million for the year ended December 31, 2015. The increase was primarily due to an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from our LPI Business and as a result of organic growth.

General and administrative expenses. General and administrative expenses increased by $156.1 million, or 53.4%, from $292.1 million for the year ended December 31, 2014 to $448.2 million for the year ended December 31, 2015, primarily as a result of an increase in Tower premium retention, the consolidation of the Reciprocal Exchanges, an increase resulting from our LPI Business and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $140.7 million, or 32.7%, from $430.0 million for the year ended December 31, 2014 to $570.7 million for the year ended December 31, 2015. The P&C segment net operating expense ratio (non-GAAP), which includes the Reciprocal Exchanges, increased from 28.4% for the year ended December 31, 2014 to 29.7% for the year ended December 31, 2015, primarily as a result of increased general and administrative expenses, and increased acquisition costs and other underwriting expenses, partially offset by increased service and fee income. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.1% and 28.4% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges’ net operating expense ratio was 25.1% and 27.9% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

Underwriting income. Underwriting income increased from $115.6 million for the year ended December 31, 2014 to $137.5 million for the year ended December 31, 2015, primarily as a result of an increase resulting from our LPI Business and higher organic growth. The P&C segment combined ratio, which includes the Reciprocal Exchanges, for the year ended December 31, 2015 increased to 92.8% compared to 92.3% for the same period in 2014, primarily as a result of a higher net operating expense ratio, partially offset by the improved net loss ratio. Excluding the Reciprocal Exchanges, the combined ratio was 92.5% and 92.6% for the years ended December 31, 2015 and 2014, respectively. The Reciprocal Exchanges’ combined ratio was 97.5% and 84.0% for the year ended December 31, 2015 and for the period ended December 31, 2014, respectively.

A&H Segment - Results of Operations

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Gross premium written	$464,010	$251,922	$140,399
Ceded premiums	(45,342)	(35,969)	(397)
Net premium written	$418,668	$215,953	$140,002
Change in unearned premium	(4,241)	(4,652)	(19,526)
Net earned premium	$414,427	$211,301	$120,476
Ceding commission income	1,331	1,091	—
Service and fee income	138,936	98,810	58,457
Total underwriting revenues	$554,694	$311,202	$178,933
Underwriting expenses:
Loss and loss adjustment expense	299,367	171,322	85,889
Acquisition costs and other underwriting expenses	102,730	65,999	54,692
General and administrative expenses	131,407	82,111	56,617
Total underwriting expenses	$533,504	$319,432	$197,198
Underwriting income (loss)	$21,190	$(8,230)	$(18,265)
Net loss ratio	72.2%	81.1%	71.3%
Net operating expense ratio (non-GAAP)	22.7%	22.8%	43.9%
Net combined ratio (non-GAAP)	94.9%	103.9%	115.2%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2016	2015	2014
	(amounts in thousands)
Total underwriting expenses	$533,504	$319,432	$197,198
Less: Loss and loss adjustment expense	299,367	171,322	85,889
Less: Ceding commission income	1,331	1,091	—
Less: Service and fee income	138,936	98,810	58,457
Net operating expense	$93,870	$48,209	$52,852
Net earned premium	$414,427	$211,301	$120,476
Net operating expense ratio (non-GAAP)	22.7%	22.8%	43.9%

A&H Segment Results of Operations for the Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Gross premium written. Gross premium written increased by $212.1 million, or 84.2%, from $251.9 million for the year ended December 31, 2015 to $464.0 million for the year ended December 31, 2016, primarily as a result of additional premiums from the Assurant Transaction ($133.7 million) and organic growth ($76.7 million).

Net premium written. Net premium written increased by $202.7 million, or 93.9%, from $216.0 million for the year ended December 31, 2015 to $418.7 million for the year ended December 31, 2016, primarily as a result of additional premiums from the Assurant Transaction ($133.7 million) and organic growth ($67.4 million).

Net earned premium. Net earned premium increased by $203.1 million, or 96.1%, from $211.3 million for the year ended December 31, 2015 to $414.4 million for the year ended December 31, 2016, primarily as a result of additional premiums from the Assurant Transaction ($134.1 million) and organic growth ($66.9 million).

Service and fee income. Service and fee income increased by $40.1 million, or 40.6%, from $98.8 million for the year ended December 31, 2015 to $138.9 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction and domestic organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $128.0 million, or 74.7%, from $171.3 million for the year ended December 31, 2015 to $299.4 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction and higher loss experience in our legacy domestic stop loss programs. Our net loss ratio decreased from 81.1% for the year ended December 31, 2015 to 72.2% for the year ended December 31, 2016. The loss ratio decrease in the year ended December 31, 2016, was primarily driven by our international business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $36.7 million, or 55.7%, from $66.0 million for the year ended December 31, 2015 to $102.7 million for the year ended December 31, 2016, primarily due to the Assurant Transaction ($23.9 million) and organic growth ($12.5 million).

General and administrative expenses. General and administrative expenses increased by $49.3 million, or 60.0%, from $82.1 million for the year ended December 31, 2015 to $131.4 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction ($39.8 million) and organic growth ($9.1 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased $45.7 million, or 94.7%, from $48.2 million for the year ended December 31, 2015 to $93.9 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction and our legacy domestic business. The net operating expense ratio decreased from 22.8% for the year ended December 31, 2015 to 22.7% for the year ended December 31, 2016, primarily as a result of increased net earned premiums and higher service and fee income, partially offset by an increase in general and administrative expenses and acquisition costs and other underwriting expenses.

Underwriting income (loss). Underwriting income increased from a loss of $8.2 million for the year ended December 31, 2015 to income of $21.2 million for the year ended December 31, 2016, as a result of the Assurant Transaction, partially offset by underwriting loss in our legacy domestic and international businesses. The net combined ratio for the year ended December 31, 2016 decreased to 94.9% compared to 103.9% for the same period in 2015.

A&H Segment Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Gross premium written. Gross premium written increased by $111.5 million, or 79.4%, from $140.4 million for the year ended December 31, 2014 to $251.9 million for the year ended December 31, 2015, primarily as a result of premium from the Assurant Transaction ($55.7 million) and organic growth ($66.6 million), partially offset by a decrease in our EHC business ($10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net premium written. Net premium written increased by $76.0 million, or 54.3%, from $140.0 million for the year ended December 31, 2014 to $216.0 million for the year ended December 31, 2015, primarily as a result of premium from the Assurant Transaction ($55.7 million) and organic growth ($31.0 million), partially offset by a decrease in our EHC business ($10.8 million) which included a one-time unearned premium reserve assumption of $15.2 million in 2014.

Net earned premium. Net earned premium increased by $90.8 million, or 75.4%, from $120.5 million for the year ended December 31, 2014 to $211.3 million for the year ended December 31, 2015, primarily due to earned premium from the Assurant Transaction ($55.8 million) and organic growth ($34.9 million).

Service and fee income. Service and fee income increased by $40.4 million, or 69.0%, from $58.5 million for the year ended December 31, 2014 to $98.8 million for the year ended December 31, 2015 as a result of the Assurant Transaction and A&H organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $85.4 million, or 99.4%, from $85.9 million for the year ended December 31, 2014 to $171.3 million for the year ended December 31, 2015. Our net loss ratio increased from 71.3% for the year ended December 31, 2014 to 81.1% for the year ended December 31, 2015. The loss ratio increase in the year ended December 31, 2015 was primarily driven by higher loss experience in our domestic stop loss programs.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $11.3 million, or 20.7%, from $54.7 million for the year ended December 31, 2014 to $66.0 million for the year ended December 31, 2015, primarily due to an increase resulting from the Assurant Transaction and as a result of organic growth, partially offset by the consolidation of our EHC business as all new and renewal policies placed by EHC after April 1, 2014 are underwritten by our European insurance subsidiaries.

General and administrative expenses. General and administrative expenses increased by $25.5 million, or 45.1%, from $56.6 million for the year ended December 31, 2014 to $82.1 million for the year ended December 31, 2015 as a result of an increase resulting from the Assurant Transaction and higher organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased $4.6 million from $52.9 million for the year ended December 31, 2014 to $48.2 million for the year ended December 31, 2015. The net operating expense ratio (non-GAAP) decreased from 43.9% for the year ended December 31, 2014 to 22.8% for the year ended December 31, 2015, primarily as a result of increased A&H premiums and higher service and fee income.

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

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed maturities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturities include obligations of the U.S. Treasury or U.S. government agencies, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and structured securities and commercial mortgage obligations. Our equity securities include common and preferred stock of U.S. and Canadian corporations. From time to time, we also reclassify available-for-sale securities to trading securities for the purpose of buying and selling them in the near term and benefit from the change in market prices or spreads.

The average yield on our investment portfolio was 3.1% and 3.3% and the average duration of the portfolio was 5.08 and 5.31 years for the years ended at December 31, 2016 and 2015, respectively.

Available-for-Sale Securities. The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Fixed maturities:
U.S. Treasury	$45,405	$937	$(494)	$45,848
Federal agencies	739	—	(26)	713
States and political subdivision bonds	460,089	3,625	(11,403)	452,311
Foreign government	60,025	—	(3,226)	56,799
Corporate bonds	1,580,918	43,322	(13,338)	1,610,902
Residential mortgage-backed securities	450,997	4,305	(5,982)	449,320
Commercial mortgage-backed securities	107,546	1,521	(1,724)	107,343
Structured securities	334,343	4,656	(436)	338,563
Total fixed maturities	3,040,062	58,366	(36,629)	3,061,799
Equity securities:
Common stock	21,274	7,050	(308)	28,016
Preferred stock	1,580	17	(35)	1,562
Total equity securities	22,854	7,067	(343)	29,578
Total	$3,062,916	$65,433	$(36,972)	$3,091,377
NGHC	$2,761,899	$58,180	$(35,047)	$2,785,032
Reciprocal Exchanges	301,017	7,253	(1,925)	306,345
Total	$3,062,916	$65,433	$(36,972)	$3,091,377

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Fixed maturities and securities pledged:
U.S. Treasury	$19,348	$1,052	$(48)	$20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total fixed maturities and securities pledged	2,380,480	34,819	(57,885)	2,357,414
Equity securities:
Common stock	53,356	569	(6,960)	46,965
Preferred stock	11,448	377	—	11,825
Total equity securities	64,804	946	(6,960)	58,790
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

The decrease in gross unrealized losses from $64.8 million at December 31, 2015 to $37.0 million at December 31, 2016 resulted from the recognition of OTTI, fluctuations in market interest rates and performance of our equity securities.

The amortized cost and fair value of available-for-sale fixed maturities held as of December 31, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(amounts in thousands)
Due in one year or less	$26,947	$27,141	$2,455	$2,457	$29,402	$29,598
Due after one year through five years	584,788	596,809	58,740	61,391	643,528	658,200
Due after five years through ten years	1,253,465	1,257,714	179,654	182,356	1,433,119	1,440,070
Due after ten years	341,099	342,481	34,371	34,787	375,470	377,268
Mortgage-backed securities	532,746	531,309	25,797	25,354	558,543	556,663
Total	$2,739,045	$2,755,454	$301,017	$306,345	$3,040,062	$3,061,799

Gross Unrealized Losses. The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by the length of time the security had continuously been in an unrealized loss position as of December 31, 2016 and 2015.

	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Fixed maturities:
U.S. Treasury	$37,436	$(494)	24	$—	$—	—	$37,436	$(494)
Federal agencies	419	(26)	3	—	—	—	419	(26)
States and political subdivision bonds	318,946	(11,236)	387	2,956	(167)	6	321,902	(11,403)
Foreign government	48,156	(3,226)	6	—	—	—	48,156	(3,226)
Corporate bonds	495,443	(12,376)	292	33,112	(962)	21	528,555	(13,338)
Residential mortgage-backed securities	262,269	(5,894)	212	2,141	(88)	4	264,410	(5,982)
Commercial mortgage-backed securities	51,120	(1,002)	27	4,890	(722)	3	56,010	(1,724)
Structured securities	54,361	(243)	43	17,908	(193)	10	72,269	(436)
Equity securities:
Common stock	3,198	(308)	5	—	—	—	3,198	(308)
Preferred stock	1,298	(35)	2	—	—	—	1,298	(35)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)
NGHC	$1,190,788	$(33,382)	963	$51,813	$(1,665)	28	$1,242,601	$(35,047)
Reciprocal Exchanges	81,858	(1,458)	38	9,194	(467)	16	91,052	(1,925)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(amounts in thousands)
Fixed maturities:
U.S. Treasury	$7,141	$(48)	5	$—	$—	—	$7,141	$(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Equity securities:
Common stock	39,490	(6,932)	5	130	(28)	2	39,620	(6,960)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

There were 1,045 and 444 securities at December 31, 2016 and 2015, respectively, that account for the gross unrealized loss, none of which we deemed to be other-than-temporary impairments. Significant factors influencing our determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that we will not be required to sell these investments before anticipated recovery of fair value to our cost basis.

As of December 31, 2016 and 2015, of the $2.1 million and $10.4 million, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, none and $8.5 million, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of its amortized cost or cost. The unrealized losses for securities greater than 20% were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

During the years ended December 31, 2016, 2015 and 2014, we recognized an OTTI loss of $22.1 million, $15.2 million and $2.2 million, respectively, on investments based on our qualitative and quantitative review.

Trading Securities. The cost or amortized cost, gross unrealized gains and losses, and fair value on trading securities were as follows:

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
Fixed maturities:
Corporate bonds	$32,698	$5,979	$—	$38,677
Equity securities:
Common stock	28,176	5,172	(3,215)	30,133
Total	$60,874	$11,151	$(3,215)	$68,810
NGHC	$60,874	$11,151	$(3,215)	$68,810
Reciprocal Exchanges	—	—	—	—
Total	$60,874	$11,151	$(3,215)	$68,810

Credit Quality of Investments. The tables below summarize the credit quality of our fixed maturities, securities pledged and preferred securities as of December 31, 2016 and 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$39,471	$39,918	1.4%	$5,934	$5,930	1.9%
AAA	251,549	246,040	8.8%	7,526	7,436	2.4%
AA, AA+, AA-	820,762	815,294	29.2%	33,096	33,728	11.0%
A, A+, A-	740,280	747,765	26.7%	87,734	88,761	29.0%
BBB, BBB+, BBB-	693,039	705,319	25.2%	148,968	151,644	49.5%
BB+ and lower	228,222	241,357	8.7%	17,759	18,846	6.2%
Total	$2,773,323	$2,795,693	100.0%	$301,017	$306,345	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
	(amounts in thousands)
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of our corporate bond holdings and industry concentrations as of December 31, 2016 and 2015.

December 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
	(amounts in thousands)
Corporate Bonds:
Financial Institutions	0.1%	1.7%	21.7%	11.8%	3.0%	$631,595	38.3%
Industrials	—%	3.4%	17.7%	27.6%	6.3%	906,950	55.0%
Utilities/Other	0.8%	0.2%	1.3%	3.6%	0.8%	111,034	6.7%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%
NGHC	0.9%	4.8%	35.6%	34.4%	9.2%	$1,400,239	84.9%
Reciprocal Exchanges	—%	0.5%	5.1%	8.6%	0.9%	249,340	15.1%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
	(amounts in thousands)
Corporate Bonds:
Financial Institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%

Restricted Cash and Investments. In order to conduct business in certain states, we are required to maintain letters of credit or assets on deposit to support state-mandated regulatory requirements and certain third-party agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. Assets held on deposit or in trust accounts are primarily in the form of cash or certain high-grade securities. The fair values of our restricted assets as of December 31, 2016 and 2015 are as follows:

December 31,	2016	2015
	(amounts in thousands)
Restricted cash and cash equivalents	$65,601	$56,347
State deposits, at fair value	73,731	40,174
Restricted investments to trusts, at fair value	366,306	407,849
Total	$505,638	$504,370

Short-term Investments. We had short-term investments of $15.7 million and $3.5 million, as of December 31, 2016 and 2015, respectively. Short-term investments consisted of money market funds; these money market funds were rated by Standard & Poor’s as AAA.

Other Investments. The table below summarizes the composition of our other investments as of December 31, 2016 and 2015:

December 31,	2016	2015
	(amounts in thousands)
Limited partnerships, equity method	$64,444	$5,691
Long-term Certificates of Deposit (CDs), at cost	21,178	—
Investments, at cost or amortized cost	11,851	7,340
Investments, at fair value	9,427	—
Total	$106,900	$13,031

Our other investments consisted primarily of limited partnerships, investments in residential and commercial real estate debt funds, preferred securities and certificates of deposit. We believe our exposure to risk associated with these investments is generally limited to the investment carrying amounts. The increase from December 31, 2015 to December 31, 2016 was to diversify our alternative investment portfolio.

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

The LSC Entities account for investments in life settlements in accordance with ASC 325-30, “Investments in Insurance Contracts,” which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The LSC Entities have elected to account for these investments using the fair value method.

As of December 31, 2016, we have a 50% ownership interest in the LSC Entities that hold certain life settlement contracts, and the fair value of these contracts owned by the LSC Entities is $356.9 million, with our proportionate interest being $178.4 million. Total capital contributions of approximately $23.0 million and $1.1 million were made to the LSC Entities during the years ended December 31, 2016 and 2015, respectively, for which we contributed approximately $11.5 million and $0.6 million, respectively, in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies.

As of December 31, 2016, the face value amounts of the 254 life insurance policies disclosed in the table below was approximately $1.6 billion. As of December 31, 2016, the LSC Entities owned no premium finance loans. The following table describes details of our investment in LSC Entities as of December 31, 2016. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which we and AmTrust each own a 50% interest.

(amounts in thousands, except number of life settlement contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
As of December 31, 2016
0 - 1	—	$—	$—
1 - 2	2	8,873	12,500
2 - 3	7	39,495	63,000
3 - 4	10	37,436	75,422
4 - 5	10	34,003	82,900
Thereafter	225	237,049	1,405,414
Total	254	$356,856	$1,639,236

(1)
The LSC Entities determined the fair value as of December 31, 2016 based on 236 policies out of 254 policies, as the LSC Entities assigned no value to 18 of the policies as of December 31, 2016. The LSC Entities estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities’ acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow of the LSC Entities.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the year ended December 31, 2016:

(amounts in thousands, except number of life settlement contracts)	December 31, 2016
Number of policies with a negative value from discounted cash flow model	18
Premiums paid for the year ended	$2,640
Death benefit received	$—

Premiums to be paid by the LSC Entities, in which we have 50% ownership interests, for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2016, are as follows:

(amounts in thousands)	Premiums Due on Life Settlement Contracts
2017	$61,518
2018	49,683
2019	50,396
2020	46,632
2021	43,223
Thereafter	503,818
Total	$755,270

For additional information about the fair value of the life settlement contracts, see Note 6, “Equity Investments in Unconsolidated Subsidiaries” in the notes to our consolidated financial statements. For additional information about the risks inherent in determining the fair value of the portfolio of life insurance policies, see Item 1A, “Risk Factors-Risks Relating to Our Business Generally-A portion of our financial assets consists of life settlement contracts that are subject to certain risks.”

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have recently raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $225.0 million credit agreement, under which there was $50.0 million outstanding as of December 31, 2016. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $397.1 million and $360.1 million as of December 31, 2016 and 2015, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2016, 2015 and 2014, there were $29.5 million, $23.8 million and $12.0 million, respectively, of dividends and return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1,794.9 million, $1,276.3 million and $866.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and investment portfolio has increased from $1,998.7 million at December 31, 2014 to $2,893.6 million at December 31, 2015 and increased to $3,768.7 million at December 31, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Year Ended December 31,
(amounts in thousands)	2016	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$315,414	$316,064	$388,731
Investing activities	(462,041)	(720,647)	(656,484)
Financing activities	155,436	554,588	324,758
Effect of exchange rate changes on cash and cash equivalents	(5,186)	(343)	1,787
Net increase in cash, cash equivalents, and restricted cash	$3,623	$149,662	$58,792

Comparison of Years Ended December 31, 2016 and 2015

Net cash provided by operating activities was $315.4 million for the year ended December 31, 2016, compared with $316.1 million provided by operating activities for the same period in 2015. For the year ended December 31, 2016, net cash provided by operating activities decreased by $0.7 million.

Net cash used in investing activities was $462.0 million for the year ended December 31, 2016, compared to $720.6 million net cash used in investing activities for the same period in 2015. For the year ended December 31, 2016, net cash used in investing activities decreased by $258.6 million, due to an increase of $410.4 million in proceeds received from sale of investments and distributions from unconsolidated subsidiaries, a decrease of $246.6 million in cash used in purchases of investments and a decrease of $46.2 million in cash used in investments in unconsolidated subsidiaries and non-controlling interest, partially offset by an increase of $432.5 million in cash used for acquisitions and an increase of $12.0 million in cash used in purchases of premises and equipment.

Net cash provided by financing activities was $155.4 million for the year ended December 31, 2016, compared to $554.6 million net cash provided by financing activities for the same period in 2015. For the year ended December 31, 2016, cash provided by financing activities decreased by $399.2 million, due to a decrease of $171.7 million in proceeds received from issuances of common and preferred stock, a decrease of $162.9 million in proceeds received from borrowings, net of repayments and returns of capital, a decrease of $53.2 million in the securities sold under agreements to repurchase, net of short sales and an increase of $15.7 million in 2016 payments of dividends, partially offset by an increase of $4.4 million in cash received for stock options and cash retained for excess tax benefits on shared-based payments arrangements.

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

Net cash used in investing activities was $720.6 million for the year ended December 31, 2015, compared with net cash used in investing activities of $656.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, net cash used in investing activities increased primarily due to an increase of $84.9 million in the purchases of short-term investments and an increase of $564.2 million in the purchases of fixed-maturity investments, partially offset by the change in loans to a related party (notes receivable) of $125.0 million, an increase of $185.6 million in the proceeds from the sale and maturity of fixed-maturity investments, a $92.0 million increase in the proceeds from the sale of short-term investments and an increase of $198.8 million in cash from acquisitions.

Net cash provided by financing activities was $554.6 million for the year ended December 31, 2015, compared with net cash provided by financing activities of $324.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, cash provided by financing activities increased versus the comparable period in 2014 primarily due to our: (a) issuance of 7.50% Non-Cumulative Series B Preferred Stock in the first half of 2015; (b) August 2015 sale of $100.0 million aggregate principal amount of 7.625% Notes; (c) August 2015 issuance of common stock; and (d) October 2015 sale of $100.0 million aggregate principal amount of additional 6.75% Notes, partially offset by (i) the issuance of common stock in our February 2014 private placement; (ii) the May 2014 sale of our $250.0 million aggregate principal amount of 6.75%Notes; and (iii) the June 2014 issuance of 2,200,000 shares of 7.50% Non-Cumulative Series A Preferred Stock.

Consolidating Balance Sheet Information as of December 31, 2016 and 2015

	December 31, 2016
(amounts in thousands)	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,755,454	$306,345	$—	$3,061,799
Equity securities, available-for-sale, at fair value	29,578	—	—	29,578
Fixed maturities, trading, at fair value	38,677	—	—	38,677
Equity securities, trading, at fair value	30,133	—	—	30,133
Short-term investments	15,674	—	—	15,674
Equity investment in unconsolidated subsidiaries	265,688	—	—	265,688
Other investments	195,908	—	(89,008)	106,900
Total investments	3,331,112	306,345	(89,008)	3,548,449
Cash and cash equivalents	212,894	7,405	—	220,299
Restricted cash and cash equivalents	64,632	969	—	65,601
Accrued investment income	30,912	2,957	(6,398)	27,471
Premiums and other receivables, net	1,097,931	60,978	(801)	1,158,108
Deferred acquisition costs	189,879	31,043	—	220,922
Reinsurance recoverable on unpaid losses	838,605	42,192	—	880,797
Prepaid reinsurance premiums	87,285	69,685	—	156,970
Notes receivable from related party	126,298	—	—	126,298
Due from affiliate	17,729	—	(15,727)	2,002
Deferred tax asset	65,302	(19,095)	—	46,207
Premises and equipment, net	110,387	4,117	—	114,504
Intangible assets, net	456,695	11,025	—	467,720
Goodwill	155,290	—	—	155,290
Prepaid and other assets	54,255	88	—	54,343
Total assets	$6,839,206	$517,709	$(111,934)	$7,244,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,127,997	$137,075	$—	$2,265,072
Unearned premiums	1,472,299	163,326	—	1,635,625
Unearned service contract and other revenue	14,201	—	—	14,201
Reinsurance payable	73,985	20,640	(801)	93,824
Accounts payable and accrued expenses	335,174	13,201	(6,398)	341,977
Due to affiliate	—	15,727	(15,727)	—
Income tax payable	8,520	557	—	9,077
Debt	752,001	89,008	(89,008)	752,001
Other liabilities	161,200	46,500	—	207,700
Total liabilities	4,945,377	486,034	(111,934)	5,319,477
Stockholders’ equity:
Common stock	1,064	—	—	1,064
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	914,706	—	—	914,706
Accumulated other comprehensive income	12,710	—	—	12,710
Retained earnings	545,106	—	—	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,893,586	—	—	1,893,586
Non-controlling interest	243	31,675	—	31,918
Total stockholders’ equity	1,893,829	31,675	—	1,925,504
Total liabilities and stockholders’ equity	$6,839,206	$517,709	$(111,934)	$7,244,981

	December 31, 2015
(amounts in thousands)	NGHC	Reciprocal Exchanges	Total
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value	$2,063,051	$238,969	$2,302,020
Equity securities, available-for-sale, at fair value	57,216	1,574	58,790
Short-term investments	1,528	1,999	3,527
Equity investment in unconsolidated subsidiaries	234,948	—	234,948
Other investments	13,031	—	13,031
Securities pledged	55,394	—	55,394
Total investments	2,425,168	242,542	2,667,710
Cash and cash equivalents	217,537	8,393	225,930
Restricted cash and cash equivalents	56,347	—	56,347
Accrued investment income	18,055	2,347	20,402
Premiums and other receivables, net	702,439	56,194	758,633
Deferred acquisition costs	136,728	23,803	160,531
Reinsurance recoverable on unpaid losses	794,091	39,085	833,176
Prepaid reinsurance premiums	66,613	61,730	128,343
Notes receivable from related party	125,057	—	125,057
Due from affiliate	29,476	12,060	41,536
Premises and equipment, net	42,599	332	42,931
Intangible assets, net	344,073	4,825	348,898
Goodwill	112,414	—	112,414
Prepaid and other assets	41,091	393	41,484
Total assets	$5,111,688	$451,704	$5,563,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,623,232	$132,392	$1,755,624
Unearned premiums	1,046,313	146,186	1,192,499
Unearned service contract and other revenue	12,504	—	12,504
Reinsurance payable	54,815	14,357	69,172
Accounts payable and accrued expenses	265,057	19,845	284,902
Securities sold under agreements to repurchase, at contract value	52,484	—	52,484
Deferred tax liability	(20,477)	32,724	12,247
Income tax payable	5,593	—	5,593
Debt	446,061	45,476	491,537
Other liabilities	112,085	38,105	150,190
Total liabilities	3,597,667	429,085	4,026,752
Stockholders’ equity:
Common stock	1,056	—	1,056
Preferred stock	220,000	—	220,000
Additional paid-in capital	900,114	—	900,114
Accumulated other comprehensive loss	(19,414)	—	(19,414)
Retained earnings	412,044	—	412,044
Total National General Holdings Corp. Stockholders’ Equity	1,513,800	—	1,513,800
Non-controlling interest	221	22,619	22,840
Total stockholders’ equity	1,514,021	22,619	1,536,640
Total liabilities and stockholders’ equity	$5,111,688	$451,704	$5,563,392

Other Material Changes in Financial Position

	December 31,
(amounts in thousands)	2016	2015
Selected Assets:
Premiums and other receivables, net	$1,158,108	$758,633
Deferred acquisition costs	$220,922	$160,531
Prepaid reinsurance premiums	$156,970	$128,343
Goodwill and Intangible assets, net	$623,010	$461,312
Selected Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,265,072	$1,755,624
Unearned premiums	$1,635,625	$1,192,499
Debt	$752,001	$491,537
Other liabilities	$207,700	$150,190

During the year ended December 31, 2016, Premiums and other receivables, net increased $399.5 million compared to December 31, 2015, primarily due to the acquisitions of Direct General and Century-National, increased premium volume from our acquired company ARS, which is now written on our paper, and additional policies in our P&C and A&H segments, partially offset by a decrease in our LPI Business. Deferred acquisition costs increased $60.4 million compared to December 31, 2015, primarily due to the acquisition of Century-National, increased deferred acquisition costs in our P&C segment and the Reciprocal Exchanges. Prepaid reinsurance premiums increased $28.6 million compared to December 31, 2015, primarily due to the acquisition of Century-National, increased prepaid reinsurance premiums in our P&C segment and the Reciprocal Exchanges. Goodwill and Intangible assets, net increased $161.7 million compared to December 31, 2015, primarily due to the acquisitions of Direct General and Century-National, acquired renewal rights and the Reciprocal Exchanges.

During the year ended December 31, 2016, Unpaid loss and loss adjustment expense reserves increased by $509.4 million compared to December 31, 2015, primarily due to the acquisitions of Direct General and Century-National, increased ARS premium and catastrophe losses within our P&C segment, and the increase in incurred-but-not-reported claims in our A&H segment. Unearned premiums increased $443.1 million compared to December 31, 2015, primarily due to the acquisitions of Direct General, SPCIC and Century-National, increased ARS premium volume which is now written on our paper, increased organic growth and the Reciprocal Exchanges, partially offset by a decrease in our LPI Business. Debt increased by $260.5 million compared to December 31, 2015, due to borrowings under our credit facility loan, the promissory note issued in connection with our acquisition of Century-National, debt acquired from our recent acquisitions: Direct General and SPCIC, partially offset by our purchase of the Reciprocal Exchanges’ surplus notes. Other liabilities increased $57.5 million compared to December 31, 2015, primarily due to the acquisitions of Direct General and Century-National, increases in premium tax reserves and outstanding in process disbursements.

Reinsurance

Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time we enter into our reinsurance agreements. We also enter reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

We assume and cede insurance risks under various reinsurance agreements, on both a pro rata basis and an excess of loss basis. We purchase reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. As part of our overall risk and capacity management strategy, we purchase excess of loss catastrophic and casualty reinsurance for protection against catastrophic events and other large losses. The property catastrophe program provides a total of $475.0 million in coverage in excess of a $50.0 million retention, with one reinstatement. Included in this coverage is a Florida Hurricane Catastrophic Fund (“FHCF”) cover of $52.2 million in excess of $16.3 million with no reinstatement. The casualty program provides $45.0 million in coverage in excess of a $5.0 million retention. We pay a premium as consideration for ceding the risk.

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

All automobile insurers doing business in Michigan are required to participate in the MCCA. The MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of a set limit. Insurers are reimbursed for their covered losses in excess of a $545,000 threshold for policies effective after July 1, 2015 through June 30, 2017. We currently have claims with retentions ranging from $250,000 to $545,000. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The following is a summary of premium and related losses ceded to the MCCA for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31, (amounts in thousands)	2016	2015	2014
Ceded earned premiums	$9,404	$12,146	$12,968
Ceded Loss and LAE	26,510	15,482	12,529

Reinsurance recoverables from the MCCA as of December 31, 2016 and 2015 are as follows:

December 31, (amounts in thousands)	2016	2015
Reinsurance recoverable on paid losses	$7,969	$6,986
Reinsurance recoverable on unpaid losses	663,943	656,904

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

The following is a summary of premium and related losses ceded to the NCRF for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31, (amounts in thousands)	2016	2015	2014
Ceded earned premiums	$165,491	$158,613	$151,744
Ceded Loss and LAE	173,926	144,350	130,265

Reinsurance recoverables from the NCRF as of December 31, 2016 and 2015 are as follows:

December 31, (amounts in thousands)	2016	2015
Reinsurance recoverable on paid losses	$29,274	$26,228
Reinsurance recoverable on unpaid losses	100,470	86,941

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

In addition to the reinsurance programs described above, until July 31, 2013, we used the Personal Lines Quota Share reinsurance arrangement to limit our maximum loss, provide greater diversification of risk and minimize exposure on larger risks. For further discussion on the Personal Lines Quota Share arrangement. (See Note 18, “Related Party Transactions” in the notes to our consolidated financial statements).

We have a concentration of credit risk associated with the MCCA, the NCRF and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses from these entities at December 31, 2016 and 2015 are as follows:

December 31, (amounts in thousands)	2016	2015	A.M. Best Rating
MCCA	$663,943	$656,904	N/R
NCRF	100,470	86,941	N/R
Maiden Insurance	12,995	21,075	A
ACP Re	7,797	12,645	N/R
Technology Insurance Company, Inc.	5,197	8,430	A
Other reinsurers' balances - each less than 5% of total	48,203	8,096
Subtotal	$838,605	$794,091
Reciprocal Exchanges	42,192	39,085
Total	$880,797	$833,176

We have reinsurance with ACP Re and Maiden Insurance that requires the reinsurers to provide collateral to mitigate any risk of default. As of December 31, 2016, ACP Re and Maiden Insurance had provided collateral in the amounts of $0.8 million and $13.3 million, respectively. As of December 31, 2015, ACP Re and Maiden Insurance had provided collateral in the amounts of $18.7 million and $30.8 million, respectively.

As of July 1, 2016, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The program provides a total of $355.0 million in coverage in excess of a $20.0 million retention, with one reinstatement.

7.625% Subordinated Notes due 2055

On August 18, 2015, we sold $100.0 million aggregate principal amount of our 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds we received from the issuance was approximately $96.6 million, after deducting the underwriting discount, commissions and expenses.

The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are our subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that we incur in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of our existing and future senior debt, including amounts outstanding under our revolving credit facility, our 6.75% Notes and certain of our other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the years ended December 31, 2016 and 2015 was $7.6 million and $3.0 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of December 31, 2016.

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

On October 8, 2015, we sold an additional $100.0 million aggregate principal amount of our 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. The net proceeds we received from the issuance was approximately $98.9 million, after deducting the estimated issuance expenses payable by us. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the years ended December 31, 2016 and 2015 was $23.6 million and $18.4 million, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if our consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of our subsidiaries and a limitation on transactions with certain of our affiliates. We were in compliance with all covenants contained in the indenture as of December 31, 2016.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of December 31, 2016).

On May 31, 2016, we borrowed $50.0 million under the Credit Agreement, Eurodollar borrowings was elected for interest rate. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.5625% as of December 31, 2016. Interest expense on the Credit Agreement for the year ended December 31, 2016 was $0.9 million. We were in compliance with all covenants under the Credit Agreement as of December 31, 2016.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of our acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, we issued a promissory note (“Century-National Promissory Note”) in the approximate amount of $178.9 million to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $89.4 million on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under our $225.0 million Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the year ended December 31, 2016 was $4.6 million.

Common Stock

On February 19, 2014, we sold 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. We recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12.1 million was charged directly to additional paid-in capital. The net proceeds to us after expenses were approximately $177.8 million.

On August 18, 2015, we issued 11,500,000 shares of common stock in a public offering, including 1,500,000 shares issued pursuant to the underwriters’ over-allotment option. The common stock offering was priced to the public at $19.00 per share, resulting in net proceeds of $210.9 million, after deducting underwriting discount, but before expenses. The cost of issuance of stock of approximately $7.9 million was charged directly to additional paid-in capital. The net proceeds to us after underwriting discount, commissions and expenses were approximately $210.6 million.

On October 7, 2016, we issued 272,609 shares of common stock in connection with the acquisition of Standard Property and Casualty Insurance Company.

Preferred Stock

Series A Preferred Stock

On June 25, 2014, we issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock (“Series A Preferred Stock”) in a public offering. Dividends on the Series A Preferred Stock when, as and if declared by our Board of Directors (the “Board”) or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a “dividend payment date”), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds we received from the issuance was approximately $53.2 million, after deducting the underwriting discount and issuance expenses.

Series B Preferred Stock

On March 27, 2015, we completed a public offering of 6,000,000 of our depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on July 15, 2015, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to April 15, 2020. After that date, we may redeem at our option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 6,000,000 depositary shares (equivalent to 150,000 shares of Series B Preferred Stock) were issued. Net proceeds from this offering were $145.3 million. We incurred $5.0 million in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

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

Series C Preferred Stock

On July 7, 2016, we completed a public offering of 8,000,000 of our depositary shares, each representing a1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2016, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, we may redeem at our option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued, including the underwriters’ over-allotment option. Net proceeds from this offering were $193.5 million. We incurred approximately $6.5 million in underwriting discounts, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

ACP Re Credit Agreement

On July 28, 2016, NG Re Ltd., a subsidiary of the Company, AmTrust and its wholly-owned subsidiary AmTrust International Insurance, Ltd. (“AIIL”), entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement, dated September 15, 2014, among AmTrust, as Administrative Agent, ACP Re, ACP Re Holdings, LLC, as Guarantor, and AIIL and NG Re Ltd., as Lenders.

On September 20, 2016, the terms of the Restatement Agreement became effective altering the original terms of the ACP Re Credit Agreement principally by changing the borrower from ACP Re to ACP Re Holdings, LLC, lengthening the maturity date, reducing the interest rate and improving the credit profile. Such modification of terms was deemed to be a troubled debt restructuring under GAAP. Based on the maintenance covenant within the Restatement Agreement, we possess a collateral interest of at least 115% of the $125.0 million outstanding balance. At December 31, 2016, management determined no write down or reserve in the carrying value of the loan was required as a result of the new terms of the Restatement Agreement. We evaluate the loan for impairment on a quarterly basis, including the adequacy of our reserve position based on collateral levels maintained. (See Note 18, “Related Party Transactions” in the notes to our consolidated financial statements).

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2016:

	Payment Due by Period
(amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Loss and LAE(1)	$2,265,072	$1,079,361	$546,800	$228,211	$410,700
Debt and interest(2)	1,317,454	132,137	165,046	120,482	899,789
Contributions to LSC Entities(3)	377,635	30,759	50,040	44,928	251,908
Operating leases	151,136	28,042	44,835	31,067	47,192
Capital lease obligations	22,593	3,687	9,745	7,241	1,920
Employment agreement obligations	10,538	6,004	4,505	29	—
Total	$4,144,428	$1,279,990	$820,971	$431,958	$1,611,509

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2016, and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business-Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors-Risks Relating to Our Business Generally-If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)
The interest related to our debt by period as of December 31, 2016 was as follows: $42.6 million - less than 1 year, $75.6 million - 1 - 3 years, $70.5 million - 3 - 5 years and $368.6 million - more than 5 years.

(3)
As of December 31, 2016, we had a 50% ownership interest in the LSC Entities which in turn owned 254 life settlement contracts with a carrying value of $356.9 million. In order to derive the economic benefit of the face value of these policies, the LSCs are required to make these premium payments.

Inflation

We establish insurance premiums before we know the amount of losses and LAE or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves, especially as it relates to medical and hospital rates where historical inflation rates have exceeded the general level of inflation. Inflation in excess of the levels we have assumed could cause loss and LAE to be higher than we anticipated, which would require us to increase reserves and reduce earnings. Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including salaries and benefits, are also usually affected by inflation.

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

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities and the financial condition of our third-party reinsurers. Additionally, we have counterparty credit risk with our repurchase agreement counterparties.

We address the credit risk related to the issuers of our fixed-maturity securities by investing primarily in fixed-maturity securities that are rated “BBB-“ or higher by Standard & Poor’s. We also independently monitor the financial condition of all issuers of our fixed-maturity securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

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

Interest Rate Risk. We had fixed-maturities and preferred stock with a fair value of $3,102.0 million and a cost or amortized cost of $3,074.3 million as of December 31, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of December 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed maturities and excluding $1.6 million of preferred stock, in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of December 31, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$2,799,730	$(300,746)	(9.7)%
100 basis point increase	2,939,251	(161,225)	(5.2)
No change	3,100,476	—	—
100 basis point decrease	3,246,198	145,722	4.7
200 basis point decrease	3,413,624	313,148	10.1

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $760.2 million principal amount of debt instruments of which $629.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of December 31, 2016 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, with participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the control criteria established in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting is effective as of December 31, 2016.

Management excluded from its design and assessment of internal control over financial reporting Century-National, SPCIC, and Direct General which were acquired on June 1, 2016, October 7, 2016 and November 1, 2016, respectively, (collectively, the “Acquired Businesses”). The Acquired Businesses combined constituted approximately 16.9% of total assets as of December 31, 2016 and 6.7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Acquired Businesses because of the timing of the acquisitions which were completed in 2016. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. Our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, our external auditors, who also audited our consolidated financial statements for the year ended December 31, 2016. As stated in their report, BDO expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Controls Over Financial Reporting

During management’s evaluation of the effectiveness of internal control over financial reporting for 2016, which, as described above, concluded that our internal control over financial reporting is effective as of December 31, 2016, management determined that there was a material weakness in its internal control over financial reporting as of December 31, 2015 (the “2015 Material Weakness”) relating to the precision and sufficiency of formal documentation, including determining the completeness and accuracy of reports used in the operation of management’s review procedures, in particular as it relates to the following areas: (i) investment accounting - the documentation of investment reconciliations and the documentation of the procedures for review of securities for other than temporary impairment and valuation of investments; (ii) accounting for acquisitions - in particular the documentation related to the opening balance sheet and documentation related to the development of assumptions used in the valuation of intangibles; (iii) accounting for income taxes - the documentation of the procedures for review of the income tax provision; and (iv) completeness and accuracy of reports used in accounting for premiums, investments and loss reserves and claims. Therefore, management concluded our internal control over financial reporting was not effective as of December 31, 2015.

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

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
National General Holdings Corp.
New York, New York

We have audited National General Holdings Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National General Holdings Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Century-National, SPCIC, and Direct General which were acquired on June 1, 2016, October 7, 2016 and November 1, 2016, respectively, (collectively, the “Acquired Businesses”), and which are included in the consolidated balance sheet of National General Holdings Corp. as of December 31, 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The Acquired Businesses combined constituted approximately 16.9% of total assets as of December 31, 2016 and 6.7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Acquired Businesses because of the timing of the acquisitions which were completed in 2016. Our audit of internal control over financial reporting of National General Holdings Corp. also did not include an evaluation of the internal control over financial reporting of the Acquired Businesses.

In our opinion, National General Holdings Corp. maintained in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National General Holdings Corp. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 23, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 9, 2017 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2017.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2017.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2016 under our 2010 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,151,642	$9.29	1,458,772
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,151,642	$9.29	1,458,772

(1) Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 23, “Share-Based Compensation” in the notes to our consolidated financial statements.
(2) Only applies to outstanding options, as restricted stock units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2017.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2017.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	NATIONAL GENERAL HOLDINGS CORP.
March 23, 2017	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry Karfunkel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2017
Barry Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	March 23, 2017
Michael Weiner

/s/ Donald Bolar	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2017
Donald Bolar

/s/ Robert Karfunkel	Director	March 23, 2017
Robert Karfunkel

/s/ Barry Zyskind	Director and non-executive Chairman	March 23, 2017
Barry Zyskind

/s/ Donald DeCarlo	Director	March 23, 2017
Donald DeCarlo

/s/ Patrick Fallon	Director	March 23, 2017
Patrick Fallon

/s/ Barbara Paris	Director	March 23, 2017
Barbara Paris

/s/ John Marshaleck	Director	March 23, 2017
John Marshaleck

NATIONAL GENERAL HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National General Holdings Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of National General Holdings Corp. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National General Holdings Corp. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National General Holdings Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 23, 2017

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2016	2015
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $2,739,045 and $2,081,456)	$2,755,454	$2,063,051
Equity securities, available-for-sale, at fair value (cost $22,854 and $63,303)	29,578	57,216
Fixed maturities, trading, at fair value (amortized cost $32,698 and $0)	38,677	—
Equity securities, trading, at fair value (cost $28,176 and $0)	30,133	—
Short-term investments	15,674	1,528
Equity investment in unconsolidated subsidiaries	265,688	234,948
Other investments	106,900	13,031
Securities pledged (amortized cost $0 and $54,955)	—	55,394
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $301,017 and $244,069)	306,345	238,969
Equity securities, available-for-sale, at fair value (cost $0 and $1,501)	—	1,574
Short-term investments	—	1,999
Total investments	3,548,449	2,667,710
Cash and cash equivalents (Exchanges - $7,405 and $8,393)	220,299	225,930
Restricted cash and cash equivalents (Exchanges - $969 and $0)	65,601	56,347
Accrued investment income (Exchanges - $2,957 and $2,347)	27,471	20,402
Premiums and other receivables, net (Related parties $10,264 and $62,306) (Exchanges - $60,978 and $56,194)	1,158,108	758,633
Deferred acquisition costs (Exchanges - $31,043 and $23,803)	220,922	160,531
Reinsurance recoverable on unpaid losses (Related parties - $26,782 and $42,774) (Exchanges - $42,192 and $39,085)	880,797	833,176
Prepaid reinsurance premiums (Exchanges - $69,685 and $61,730)	156,970	128,343
Notes receivable from related party	126,298	125,057
Due from affiliate (Exchanges - $0 and $12,060)	2,002	41,536
Deferred tax asset (Exchanges - $(19,095) and $0)	46,207	—
Premises and equipment, net (Exchanges - $4,117 and $332)	114,504	42,931
Intangible assets, net (Exchanges - $11,025 and $4,825)	467,720	348,898
Goodwill	155,290	112,414
Prepaid and other assets (Exchanges - $88 and $393)	54,343	41,484
Total assets	$7,244,981	$5,563,392

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $137,075 and $132,392)	$2,265,072	$1,755,624
Unearned premiums (Exchanges - $163,326 and $146,186)	1,635,625	1,192,499
Unearned service contract and other revenue	14,201	12,504
Reinsurance payable (Related parties - $33,419 and $31,923) (Exchanges - $19,839 and $14,357)	93,824	69,172
Accounts payable and accrued expenses (Related parties - $29,271 and $51,755) (Exchanges - $6,803 and $19,845)	341,977	284,902
Securities sold under agreements to repurchase, at contract value	—	52,484
Deferred tax liability (Exchanges - $0 and $32,724)	—	12,247
Income tax payable (Exchanges $557 and $0)	9,077	5,593
Debt (Exchanges owed to related party - $0 and $45,476)	752,001	491,537
Other liabilities (Exchanges - $46,500 and $38,105)	207,700	150,190
Total liabilities	5,319,477	4,026,752
Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,428,092 shares - 2016; authorized 150,000,000 shares, issued and outstanding 105,554,331 shares - 2015	1,064	1,056
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2016; authorized 10,000,000 shares, issued and outstanding 2,365,000 shares - 2015. Aggregate liquidation preference $420,000 - 2016, $220,000 - 2015	420,000	220,000
Additional paid-in capital	914,706	900,114
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(2,320)	(3,780)
Unrealized gains (losses) on investments	15,030	(15,634)
Total accumulated other comprehensive income (loss)	12,710	(19,414)
Retained earnings	545,106	412,044
Total National General Holdings Corp. Stockholders' Equity	1,893,586	1,513,800
Non-controlling interest (Exchanges - $31,675 and $22,619)	31,918	22,840
Total stockholders’ equity	1,925,504	1,536,640
Total liabilities and stockholders’ equity	$7,244,981	$5,563,392

See accompanying notes to consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Premium income:
Gross premium written	$3,499,508	$2,589,748	$2,135,107
Ceded premiums	(428,202)	(403,502)	(265,083)
Net premium written	3,071,306	2,186,246	1,870,024
Change in unearned premium	(77,525)	(56,436)	(236,804)
Net earned premium	2,993,781	2,129,810	1,633,220
Ceding commission income	45,600	43,790	12,430
Service and fee income	380,817	273,548	168,571
Net investment income	99,586	75,340	52,426
Net realized and unrealized gain (loss) on investments:
Other-than-temporary impairment loss	(22,102)	(15,247)	(2,244)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized and unrealized gain (loss) on investments	25,956	4,940	(648)
Net realized and unrealized gain (loss) on investments	3,854	(10,307)	(2,892)
Bargain purchase gain and other revenue (expense)	26,458	(788)	(1,660)
Total revenues	3,550,096	2,511,393	1,862,095
Expenses:
Loss and loss adjustment expense	1,958,545	1,381,641	1,053,065
Acquisition costs and other underwriting expenses	497,158	405,930	315,089
General and administrative expenses	844,114	530,347	348,762
Interest expense	40,180	28,885	17,736
Total expenses	3,339,997	2,346,803	1,734,652
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	210,099	164,590	127,443
Provision for income taxes	42,616	18,956	23,876
Income before equity in earnings of unconsolidated subsidiaries	167,483	145,634	103,567
Equity in earnings of unconsolidated subsidiaries	25,401	10,643	1,180
Net income	192,884	156,277	104,747
Less: Net (income) attributable to non-controlling interest	(20,668)	(14,025)	(2,504)
Net income attributable to NGHC	172,216	142,252	102,243
Dividends on preferred stock	(24,333)	(14,025)	(2,291)
Net income attributable to NGHC common stockholders	$147,883	$128,227	$99,952
Earnings per common share:
Basic earnings per share	$1.40	$1.31	$1.09
Diluted earnings per share	$1.37	$1.27	$1.07
Dividends declared per common share	$0.14	$0.09	$0.05
Weighted average common shares outstanding:
Basic	105,951,752	98,241,904	91,499,122
Diluted	108,278,318	100,723,936	93,515,417

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$192,884	$156,277	$104,747
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,460	1,026	(5,171)
Gross unrealized holding gain (loss) on securities, net of tax of $14,117, $(27,621) and $10,059 in 2016, 2015 and 2014, respectively	26,218	(51,296)	18,681
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax of $7,736, $5,336 and $785 in 2016, 2015 and 2014, respectively	14,366	9,911	1,459
Other net realized and unrealized gain on investments, net of tax of $(4,558), $(1,729) and $(818) in 2016, 2015 and 2014, respectively	(8,466)	(3,211)	(1,520)
Other comprehensive income (loss), net of tax	33,578	(43,570)	13,449
Comprehensive income	226,462	112,707	118,196
Less: Comprehensive (income) attributable to non-controlling interest	(22,122)	(10,061)	(3,186)
Comprehensive income attributable to NGHC	$204,340	$102,646	$115,010

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2014	79,731,800	$797	—	$—	$437,006	$7,425	$197,552	$87	$642,867
Net income	—	—	—	—	—	—	102,243	2,504	104,747
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,171)	—	—	(5,171)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	17,938	—	—	17,938
Reciprocal Exchanges’ equity on September 15, 2014, date of consolidation	—	—	—	—	—	—	—	11,165	11,165
Capital contributions	—	—	—	—	74,215	—	—	—	74,215
Issuance of common stock	13,570,000	136	—	—	177,697	—	—	—	177,833
Issuance of preferred stock	—	—	2,200,000	55,000	(1,836)	—	—	—	53,164
Common stock dividends	—	—	—	—	—	—	(4,672)	—	(4,672)
Preferred stock dividends	—	—	—	—	—	—	(2,291)	—	(2,291)
Common stock issued under employee stock plans and exercises of stock options	125,582	1	—	—	795	—	—	—	796
Stock-based compensation	—	—	—	—	2,859	—	—	—	2,859
Balance December 31, 2014	93,427,382	934	2,200,000	55,000	690,736	20,192	292,832	13,756	1,073,450
Net income	—	—	—	—	—	—	142,252	14,025	156,277
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,026	—	—	1,026
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(40,632)	—	(3,964)	(44,596)
Change in non-controlling interest	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock	11,500,000	115	—	—	210,527	—	—	—	210,642
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock dividends	—	—	—	—	—	—	(9,015)	—	(9,015)
Preferred stock dividends	—	—	—	—	—	—	(14,025)	—	(14,025)
Common stock issued under employee stock plans and exercises of stock options	626,949	7	—	—	(1,638)	—	—	—	(1,631)
Stock-based compensation	—	—	—	—	5,937	—	—	—	5,937
Balance December 31, 2015	105,554,331	$1,056	2,365,000	$220,000	$900,114	$(19,414)	$412,044	$22,840	$1,536,640

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$(19,414)	$412,044	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	—	172,216	20,668	192,884
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,460	—	—	1,460
Change in unrealized gain on investments, net of tax	—	—	—	—	—	30,664	—	1,454	32,118
Reciprocal Exchanges’ equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	9,575	9,575
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Issuance of common stock for acquisition	272,609	2	—	—	6,056	—	—	—	6,058
Issuance of preferred stock	—	—	200,000	200,000	(6,482)	—	—	—	193,518
Common stock dividends	—	—	—	—	—	—	(14,821)	—	(14,821)
Preferred stock dividends	—	—	—	—	—	—	(24,333)	—	(24,333)
Common stock issued under employee stock plans and exercises of stock options	601,152	6	—	—	5,134	—	—	—	5,140
Stock-based compensation	—	—	—	—	8,221	—	—	—	8,221
Tax benefit from stock-based compensation	—	—	—	—	1,813	—	—	—	1,813
Balance December 31, 2016	106,428,092	$1,064	2,565,000	$420,000	$914,706	$12,710	$545,106	$31,918	$1,925,504

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$192,884	$156,277	$104,747
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	95,109	49,628	43,905
Net amortization of premium/discount on fixed maturities and debt, net	1,096	2,327	6,370
Stock-compensation expense	8,221	5,937	2,859
Bad debt expense	35,356	23,810	29,133
Bargain purchase gain and other gains on property disposals, net	(24,084)	—	(271)
Net realized and unrealized (gain) loss on investments	(3,854)	10,307	2,892
Equity in earnings of unconsolidated subsidiaries, net of dividends	(23,650)	(8,113)	(1,180)
Foreign currency translation adjustment	725	278	(1,655)
Changes in assets and liabilities:
Accrued investment income	(8,627)	(5,649)	(2,591)
Premiums and other receivables	(126,081)	45,340	(236,128)
Deferred acquisition costs	(83,670)	(34,532)	(65,626)
Reinsurance recoverable on unpaid losses	(26,677)	79,343	78,578
Prepaid reinsurance premiums	(17,611)	(25,582)	13,095
Prepaid expenses and other assets	18,602	27,177	(33,663)
Unpaid loss and loss adjustment expense reserves	189,021	23,004	133,531
Unearned premiums	95,217	79,731	212,577
Unearned service contract and other revenue	1,697	(1,553)	1,208
Reinsurance payable	22,962	(42,469)	(17,147)
Accounts payable	(44,960)	(99,049)	148,456
Income tax payable	4,280	(25,306)	30,116
Deferred tax liability	(33,133)	(34,677)	(65,507)
Other liabilities	42,591	89,835	5,032
Net cash provided by operating activities	315,414	316,064	388,731
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(686,095)	(1,310,560)	(746,338)
Proceeds from sale and maturity of fixed maturities, available-for-sale	672,691	530,325	344,707
Purchases of equity securities, available-for-sale	(32,170)	(11,824)	(45,970)
Proceeds from sale of equity securities, available-for-sale	119,003	3,951	2,829
Purchases of trading investments	(95,026)	—	—
Proceeds from sale and maturity of trading investments	62,104	—	—
Purchases of short-term investments	(177,628)	(84,939)	—
Proceeds from sale of short-term investments	165,075	91,952	—
Investment in unconsolidated subsidiaries	(17,061)	(68,975)	(21,647)
Distributions from unconsolidated subsidiaries	10,158	—	—
Purchases of other investments	(180,323)	(10,477)	(14,604)
Proceeds from sale of other investments	7,556	—	—
Notes receivable from related party	—	—	(125,000)
Purchases of premises and equipment	(34,640)	(22,669)	(15,307)
Proceeds from sale of premises and equipment	—	—	1,046
Acquisition of consolidated subsidiaries, net of cash	(269,965)	162,569	(36,200)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2016	2015	2014

Decrease in cash due to deconsolidation of the Reciprocal Exchanges	$(8,393)	$—	$—
Increase in cash due to consolidation of the Reciprocal Exchanges	2,673	—	—
Net cash used in investing activities	(462,041)	(720,647)	(656,484)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(52,484)	5,680	(62,825)
Securities sold, not yet purchased	5,013	—	—
Proceeds from debt	50,000	195,400	245,077
Repayments of debt and return of capital	(18,150)	(631)	(84,427)
Issuance of common stock, net (fees $0 - 2016, $7,858 - 2015 and $12,146 - 2014)	4,942	210,642	177,833
Issuance of preferred stock, net (fees $6,482- 2016, $5,448 - 2015 and $1,836 - 2014)	193,518	159,552	53,164
Dividends paid to common shareholders	(13,773)	(7,719)	(3,600)
Dividends paid to preferred shareholders	(20,583)	(10,931)	(1,260)
Exercises of stock options	5,140	2,595	796
Excess tax benefits on shared-based payments arrangements	1,813	—	—
Net cash provided by financing activities	155,436	554,588	324,758
Effect of exchange rate changes on cash and cash equivalents	(5,186)	(343)	1,787
Net increase in cash, cash equivalents, and restricted cash	3,623	149,662	58,792
Cash, cash equivalents, and restricted cash at beginning of the year	282,277	132,615	73,823
Cash, cash equivalents, and restricted cash at end of the year	$285,900	$282,277	$132,615

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$41,646	$77,000	$54,031
Cash paid for interest	32,679	21,222	17,144
Supplemental disclosures of non-cash investing and financing activities:
Unsettled investment security purchases	$20,936	$16,670	$—
Common stock issued for acquisition	1,116	—	—
Promissory note issued for acquisition	178,894	—	—
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	22,619	—	—
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	9,575	—	—
Non-cash capital contributions	—	—	74,215
Accrued common stock dividends	4,226	3,167	1,870
Accrued preferred stock dividends	7,875	4,125	1,031

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, a variety of insurance products, including personal and commercial automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. The insurance is sold through a network of independent agents, relationships with affinity partners, and direct-response marketing programs. The Company is licensed to operate throughout the fifty states and the District of Columbia as well as the European Union.

2. Significant Accounting Policies

Basis of Reporting

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”), following the Company’s acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. For the year ended December 31, 2016, the consolidated financial statements exclude the accounts and operations of the Reciprocal Exchanges, from January 1, 2016 to March 31, 2016, as these entities did not meet the criteria for consolidation under GAAP: “ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis,” during that period but met the criteria on March 31, 2016. The Company adopted “ASU 2015-02” using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016, as a result, periods prior to the adoption were not impacted by the deconsolidation of the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but is paid a fee to manage their business operations through its wholly-owned management companies. The results of the Reciprocal Exchanges and the management companies are included in the Company’s Property and Casualty segment.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include unpaid losses and loss adjustment expense reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible premiums; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of share-based awards for stock compensation; the valuation of intangibles and the determination of goodwill and goodwill impairment; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

Premiums and Other Receivables

The Company recognizes earned premiums on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies. Net premiums receivable represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premiums and other receivables and adjusts its allowance for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents balances relate primarily to deposits in certain states in order to conduct business and certain third-party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. The prior year presentation of restricted cash and cash equivalents in the statements of cash flows has been adjusted to retrospectively apply the guidance in ASC 2016-18, as indicated below.

Deferred Acquisition Costs

Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that are directly related to successful contract acquisition of insurance policies. These costs are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs. Management believes that these costs are recoverable in the near term.

Ceding Commission Revenue

The ceding commissions the Company receives cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the related loss reserves (i.e., over the estimated payout period of the acquired loss and LAE reserves). The Company assigns fair values to intangible assets acquired based on valuation techniques including the income and market approaches. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company expenses costs associated with the acquisition of a business in the period incurred.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards of Codification (“ASC”) 350, “Intangibles - Goodwill and Other.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in general and administrative expenses in the consolidated statements of income.

Investments

The Company accounts for its investments in accordance with ASC 320, “Investments - Debt and Equity Securities,” which requires that equity securities that have readily determinable fair values and all investments in debt securities to be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified certain fixed maturities and equity securities as available for sale and trading , with the exception of the Company’s equity and cost method investments. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. The Company also classified certain fixed maturities and equity securities as trading, and reclassified certain available-for-sale securities to trading securities. Realized and unrealized gains and losses on trading securities are reported in earnings.

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

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 18 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review the Company's investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of the Company’s investments. The criteria the Committee primarily considers include:

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company immediately writes down investments that it considers to be impaired based on the above criteria collectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded an other-than-temporary impairment charge of $22,102, $15,247 and $2,244, respectively.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is more likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive income or loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

In 2016, the Company classified certain fixed maturities and equity securities as trading, and reclassified certain available-for-sale securities to trading securities. Fixed maturities and equity securities classified as trading securities are generally held for resale in anticipation of short-term market movement. Trading securities are stated at estimated fair market value. Gains and losses, both realized and unrealized, are included in the net realized gain or loss on investment in the consolidated statements of income.

As of December 31, 2016 and 2015, the Company had the following major types of investments:

(i)
Short-term investments - Short-term investments are carried at amortized cost, which approximates fair value, and includes investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments consisted of money market funds.

(ii)
Fixed maturities and equity securities, available-for-sale - Fixed maturities and equity securities (common stock, mutual funds, non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(iii)
Fixed maturities and equity securities, trading - Fixed maturities and equity securities classified as trading are carried at estimated fair market value. Gains and losses, both realized and unrealized, are reported in the net realized gain or loss on investments in earnings.

(iv)
Mortgage and structured securities - For mortgage and structured securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic lives of the securities. The effective yield reflects actual payments to date plus anticipated future payments. These investments are recorded as fixed maturities, available-for-sale in the consolidated balance sheets.

(v)
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

Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, “Fair Value Measurements and Disclosures.” The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of fixed-maturity investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments which are short-term in nature approximate their carrying values.

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

Investments in Unconsolidated Subsidiaries

The Company uses the equity method of accounting for investments in subsidiaries in which its ownership interest enables the Company to influence operating or financial decisions of the subsidiary, but the Company’s interest does not require consolidation. In applying the equity method, the Company records its investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. The Company’s proportionate share of net income is reported in the consolidated statements of income.

Stock Compensation Expense

The Company recognizes compensation expense for its share-based awards over the estimated vesting period based on estimated grant date fair value. Share-based payments include stock option grants and restricted stock units (“RSU”) under the Company’s 2010 and 2013 Equity Incentive Plans.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of General and administrative expense in the Company’s consolidated statements of income. Advertising expense was $45,997, $38,263 and $31,198 for the years ended December 31, 2016, 2015 and 2014, respectively.

Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Dilutive earnings per share are computed using the weighted-average number of shares of common stock outstanding during the period adjusted for the dilutive impact of share options and restricted stock units using the treasury stock method.

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

The Company owns several Luxembourg-domiciled reinsurance entities. In connection with these entities, the Company acquires cash and statutory equalization reserves of the reinsurance companies. An equalization reserve is a catastrophe reserve established in excess of required reserves as required by the laws of Luxembourg. The equalization reserves were originally established by the seller of the reinsurance entities, and under Luxembourg law allowed the reinsurance company to reduce its income tax paid. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under GAAP. The Company establishes a deferred tax liability equal to approximately 30% of the unutilized statutory equalization reserves. The deferred tax liability is adjusted each reporting period based primarily on amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreement.

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

Non-controlling Interest and Variable Interest Entities

The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. The Company’s consolidation principles also consolidates entities in which the Company is deemed a primary beneficiary. Non-controlling interest income or loss represents such non-controlling interests in the earnings of that entity. The Company consolidates the Reciprocal Exchanges as it has determined that these are variable interest entities and that the Company is the primary beneficiary. (See Note 3, “Reciprocal Exchanges” for additional information). All significant transactions and account balances between the Company and its subsidiaries are eliminated during consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2016 and 2015, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers, see Note 13, “Reinsurance” for additional information about concentration of credit risk. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

Foreign Currency Transactions

For operations where the functional currency is a foreign currency, the functional currency assets and liabilities are translated into U.S. dollars at year-end exchange rates and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, the Company remeasures monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the consolidated statements of income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents, reinsurance balances receivable, reserve for loss and loss adjustment expenses and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Service and Fee Income

The Company currently generates policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement and insufficient funds check returns. These fees are generally designed to offset expenses incurred in the administration of the Company’s insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Insufficient fund fees are charged when the customer’s payment is returned by the financial institution.

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is canceled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. An insufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate the Company for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The direct and indirect costs associated with generating fee income are not separately tracked. The Company estimates an allowance for doubtful accounts based on a percentage of fee income.

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

The following table summarizes service and fee income by category:

Year Ended December 31,	2016	2015	2014
Commission revenue	$110,343	$58,807	$52,597
General agent fees	73,484	76,855	45,637
Group health administrative fees	69,689	29,622	4,358
Installment fees	43,460	32,404	30,323
Finance and processing fees	36,498	52,865	13,569
Late payment fees	20,226	12,210	11,658
Lender service fees	16,910	4,364	—
Other	10,207	6,421	10,429
Total	$380,817	$273,548	$168,571

Recent Accounting Literature

Recent Accounting Standards, Adopted

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” to address concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 amends certain areas in the consolidation analysis including: (i) the effect of related parties on the primary beneficiary determination; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; and (iv) certain investment funds. The amendments in ASU 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 required the Company to evaluate whether its VIEs met the amended criteria for consolidation at the earliest date of involvement unless certain reconsideration events existed. The Reciprocal Exchanges were evaluated based on the facts and circumstances that existed in September 2014 when the Company acquired the managing entities for the Reciprocal Exchanges. As a result of the evaluation, the Company was not required to consolidate the Reciprocal Exchanges as of January 1, 2016 (the Reciprocal Exchanges had previously been included in the Company’s consolidated results). The Company adopted ASU 2015-02 using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016. The total NGHC stockholders’ equity was not affected by this change. On March 31, 2016, the Company purchased the surplus notes representing the obligation of the Reciprocal Exchanges from a related party for consideration of $88,900. (See Note 3, “Reciprocal Exchanges” for additional information). The Company has significant economic interest in the Reciprocal Exchanges due to its ownership of the surplus notes. In addition, the Company, through its wholly-owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds the surplus notes, would absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Therefore, the Company was required to consolidate the Reciprocal Exchanges at March 31, 2016.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which provides guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient as well as limits certain disclosure requirements only to investments for which the entity elects to measure the fair value using that practical expedient. The updated guidance is effective for reporting periods beginning after December 15, 2015, and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company adopted this ASU on January 1, 2016. The adoption of ASU 2015-07 was limited to disclosure requirements and did not have an effect on the Company’s results of operations, financial position or liquidity.

In May 2015, the FASB issued ASU 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts” to expand existing GAAP disclosure requirements for short-duration contracts regarding the liability for unpaid claims and claim adjustment expenses. The amendments in ASU 2015-09 are intended to increase the transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. Specifically, the amendments require the following information for annual reporting periods about the liability for unpaid claims and claim adjustment expenses: (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses for each accident year presented of incurred claims development information, accompanied by a description of reserving methodologies (as well as any changes to those methodologies); (4) quantitative information about claim frequency (unless it is impracticable to do so) for each accident year presented of incurred claims development information, accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies); and (5) the average annual percentage payout of incurred claims by age (that is, history of claims duration) for the same number of accident years as presented in (3) and (4) above for all claims except health insurance claims. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. Additional disclosures about liabilities for unpaid claims and claim adjustment expenses reported at present value include the following: (1) the aggregate amount of discount for the time value

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of money deducted to derive the liability for unpaid claims and claim adjustment expenses for each period presented in the statement of financial position; (2) the amount of interest accretion recognized for each period presented in the statement of income; and (3) the line item(s) in the statement of income in which the interest accretion is classified. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. In the year of initial application of the amendments in ASU 2015-09, an insurance entity need not disclose information about claims development for a particular category that occurred earlier than five years before the end of the first financial reporting year in which the amendments are first applied if it is impracticable to obtain the information required to satisfy the disclosure requirement. For each subsequent year following the year of initial application, the minimum required number of years will increase by at least 1 but need not exceed 10 years, including the most recent period presented in the statement of financial position. Early application of the amendments in ASU 2015-09 is permitted. The amendments should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The Company adopted the updated guidance for the annual period ending December 31, 2016. The adoption of ASU 2015-09 was limited to disclosure requirements and did not have an effect on the Company’s results of operations, financial position or liquidity. See Note 12, “Unpaid Losses and Loss Adjustment Expense Reserves” for required disclosures regarding short-duration insurance contracts.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition will be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Company adopted ASU 2015-16 on January 1, 2016 and the effects of adoption were limited to disclosures relating to adjustments for acquisitions to provisional amounts when identified during the measurement period in which the adjustment amounts are determined. The adoption of ASU 2015-16 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control,” an update to ASU 2015-02. The FASB issued this update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The Company elected to early adopt ASU 2016-17 which resulted in the requirement to retrospectively apply the updated guidance to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 initially were applied. The adoption of ASU 2016-17 did not have an effect on the Company’s results of operations, financial position or liquidity.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted using a retrospective transition method to each period presented. The Company elected to early adopt the updated guidance resulting in the application of its requirements to all applicable periods presented. The adoption of this guidance did not have an effect on the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Company’s results of operations, financial position or liquidity, other than the presentation of restricted cash or restricted cash equivalents in the statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The FASB issued this update to provide a screen to determine when integrated set of assets and activities (collectively referred to as a “set”) are not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted prospectively for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company elected to early adopt the updated guidance resulting in the application of its requirements to all applicable transactions occurring after September 30, 2016.

Recent Accounting Standards, Not Yet Adopted

In May 2014, the FASB issued guidance on recognizing revenue in contracts with customers. The objective of the new guidance as issued by the FASB in ASU 2014-09, “Revenue from Contracts with Customers,” is to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide for improved disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity applies the following five steps: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract; and (5) recognizes revenue when (or as) the entity satisfies the performance obligations. The new guidance also includes a comprehensive set of qualitative and quantitative disclosure requirements including information about: (i) contracts with customers-including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations; (ii) significant judgments in determining the satisfaction of performance obligations, determining the transaction price, and amounts allocated to performance obligations; and (iii) assets recognized from the costs to obtain or fulfill a contract. For a public entity, the amendments in this update were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” for all entities by one year. Public business entities are to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from its scope, the guidance will be applicable to the Company’s service and fee income not specifically exempted from the guidance. The Company is in the early stages of evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is currently unable to estimate the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01 affect all entities that hold financial assets or owe financial liabilities and make targeted improvements to existing GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer;

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) requiring an entity to present separately in other comprehensive income (“OCI”) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of the following provisions in ASU 2016-01 is permitted as of the beginning of the fiscal year of adoption: (i) the “own credit” provision, in which an organization should present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (ii) the provision that exempts entities that are not public business entities from the requirement to apply the fair value of financial instruments disclosure guidance. Except for the early application guidance discussed above, early adoption of the amendments in ASU 2016-01 is not permitted. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company currently records equity securities, available-for-sale, at fair value. As of December 31, 2016 and 2015, the Company had $4,371 and $(3,909), respectively, of net unrealized gains (losses), net of tax, for equity securities, available-for-sale, recognized as a component of accumulated other comprehensive income (loss) (“AOCI”).

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the early stages of evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures. The Company expects the adoption will have a significant impact on its consolidated financial statements, primarily to the consolidated balance sheets by recognizing a right-of-use asset and corresponding lease liability and related disclosures, due to the addition of operating leases previously accounted for as off-balance sheet transactions. However, the Company is currently unable to quantify the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” as part of its initiative to reduce complexity in accounting standards. The amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in ASU 2016-07 require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in ASU 2016-07 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Earlier application is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s consolidated financial condition, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which improves the operability and understandability of the implementation guidance on principal versus agent considerations by providing clarifications to practitioners. The effective date and transition requirement for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09 as noted above. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is currently unable to estimate the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” as part of its initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, the amendments require: (1) all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (3) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur; (4) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures, should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company will adopt this updated guidance as required in the first quarter of 2017. The Company expects the application of this guidance to result in increased volatility within its effective tax rate as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price at the date the awards vest and may be material. The Company will reflect excess tax benefits or deficiencies using the prospective method in its consolidated financial condition, results of operations and cash flows. We do not anticipate changing our estimated forfeiture rate. The Company does not expect any impact due to changes in permitted withholding levels to qualify for equity treatment. The Company does not expect any retrospective impact of adopting ASU 2016-09.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which sought to address certain issues identified in the guidance on identifying performance obligation and licensing by reducing the potential for diversity in practice at initial application and the cost and complexity of applying the guidance in Topic 606 both at transition and on an ongoing basis. The effective date and transition requirement for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09 as noted above. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is currently unable to estimate the impact of adopting this guidance.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which sought to address certain issues identified in the guidance by reducing the potential for diversity in practice at initial application and the cost and complexity of applying the guidance in Topic 606 both at transition and on an ongoing basis as noted: (1) assessing the collectibility criterion in paragraph 606-10-25-1(e) and accounting for contracts that do not meet the criteria for Step 1 (applying paragraph 606-10-25-7), the amendments in ASU 2016-12 clarify the objective of the collectibility criterion in Step 1. The objective of this assessment is to determine whether the contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. The amendments in ASU 2016-12 also add a new criterion to paragraph 606-10-25-7 to clarify when revenue would be recognized for a contract that fails to meet the criteria in Step 1. That criterion allows an entity to recognize revenue in the amount of consideration received when the entity has transferred

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable; (2) presentation of sales taxes and other similar taxes collected from customers, the amendments in ASU 2016-12 permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) noncash consideration, the amendments in ASU 2016-12 specify that the measurement date for noncash consideration is contract inception and clarify that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration; (4) contract modifications at transition, the amendments in ASU 2016-12 provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with the guidance in Topic 606 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) completed contracts at transition, the amendments in ASU 2016-12 clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts; (6) technical correction, the amendments in ASU 2016-12 clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirement for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is currently unable to estimate the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments require, a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Interest income for PCD assets should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value. The allowance for credit losses for purchased available-for-sale securities with a more-than-insignificant amount of credit deterioration since origination is determined in a similar manner to other available-for-sale debt securities; however, the initial allowance for credit losses is added to the purchase price rather than reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded in credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU 2016-13. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. The FASB determined that financial assets for which the guidance in Subtopic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality, has previously been applied should prospectively apply the guidance in ASU 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s consolidated financial condition, results of operations, cash flows and disclosures if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s consolidated financial condition, results of operations, cash flows and disclosures at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of ASU 2016-15 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will elect to early adopt this updated guidance in the first quarter of 2017 which requires a retrospective approach. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial condition, results of operations, cash flows and disclosures; other than the required classification of the eight specific transactions in the statements of cash flows.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which allows an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 eliminates the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is currently unable to estimate the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to establish a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value. The amendment eliminates the second step that required the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the carrying amount. ASU 2017-04 is effective for public business entities for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. An entity should apply ASU 2017-04 on a

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

prospective basis. The updated guidance is expected to simplify financial reporting and reduce reliance on third party resources to perform the more complex second step previously required by the accounting guidance, though it may result in more or less impairment ultimately being recognized upon adoption. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is currently unable to estimate the impact of adopting this guidance.

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

Effective March 31, 2016, a subsidiary of the Company, purchased from subsidiaries of ACP Re Ltd. (“ACP Re”), a related party, the surplus notes that were issued by the Reciprocal Exchanges when they were originally capitalized. The purchase price of $88,900 was based on an independent third-party valuation of the fair market value of the surplus notes. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.

Under ASU 2015-02, as a result of the Company’s purchase of the surplus notes effective March 31, 2016, the Company determined that it holds a variable interest in each of the Reciprocal Exchanges. The Company would absorb more than an insignificant amount of the Reciprocal Exchanges expected losses or residual returns through its ownership of the surplus notes. In addition, the Company, through its wholly-owned subsidiaries, earns fees from the Reciprocal Exchanges that are variable interests. Each of the Reciprocal Exchanges qualifies as a Variable Interest Entity (“VIE”) because they do not have sufficient equity to finance their operations without the surplus notes. The policyholders of the Reciprocal Exchanges lack the ability to direct the activities of the Reciprocal Exchanges that have a significant impact on the Reciprocal Exchanges’ economic performance. The Company is the primary beneficiary because it, through its wholly-owned management companies, has both the power to direct the activities of the Reciprocal Exchanges that most significantly impact their economic performance and the Company, through its wholly-owned subsidiary that holds surplus notes, would absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Accordingly, the Company consolidates these Reciprocal Exchanges as of March 31, 2016 and for the periods thereafter, and eliminates all intercompany balances and transactions with the Company.

Prior to the adoption of ASU 2015-02 on January 1, 2016, the Company consolidated the Reciprocal Exchanges under the previous guidance. Upon adoption of ASU 2015-02, on January 1, 2016, and before the purchase of the surplus notes, the Company did not meet the requirements for consolidation as it did not hold a variable interest in the Reciprocal Exchanges. Therefore, the operations of the Reciprocal Exchanges for the period from January 1, 2016 to March 31, 2016 are not included in the Company’s consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the opening balance sheet of the Reciprocal Exchanges as of March 31, 2016:

March 2016
Assets:
Cash and investments	$258,274
Accrued investment income	2,658
Premiums and other receivables, net	52,922
Reinsurance recoverable on unpaid losses	43,401
Prepaid reinsurance premiums	59,706
Income tax receivable	300
Due from affiliate	11,703
Premises and equipment, net	2,386
Intangible assets, net	32,638
Prepaid and other assets	187
Total assets	464,175

Liabilities:
Unpaid loss and loss adjustment expense reserves	137,093
Unearned premiums	143,194
Reinsurance payable	11,982
Accounts payable and accrued expenses	6,972
Deferred tax liability	28,909
Debt	88,900
Other liabilities	37,550
Total liabilities	454,600
Stockholders’ equity:
Non-controlling interest	9,575
Total stockholders’ equity	9,575
Total liabilities and stockholders’ equity	$464,175

The consolidation of the Reciprocal Exchanges at March 31, 2016 was treated as a business combination with the assets, liabilities and non-controlling interest recognized at fair value at the date of consolidation. The Company has no ownership in the Reciprocal Exchanges. Therefore, the difference between the fair value of the assets and liabilities acquired represents the fair value of non-controlling interest acquired.

The non-controlling interest decreased by $5,193 from March 31, 2016 to December 31, 2016. The decrease in non-controlling interest was related to a $5,193 increase in the deferred tax liability related to the surplus notes and interest. When the surplus notes were purchased by the Company, the notes were restated to their fair values. Based upon this restatement, the deferred tax liabilities were adjusted under the purchase accounting to reflect the restated fair values of the surplus notes.

For the year ended December 31, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $167,010, $146,455 and $20,555, respectively. For the year ended December 31, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $203,492, $189,599 and $13,893, respectively. For the year ended December 31, 2014, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $54,347, $51,841 and $2,506, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company earned service and fee income from the Reciprocal Exchanges in the amounts of $43,406, $39,792 and $9,901, respectively. Such amounts are eliminated in the Company’s

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

consolidated earnings, except for $9,590 of service and fee income included in the year ended December 31, 2016, for the period in which the Company and the Reciprocal Exchanges did not meet requirements for consolidation.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$45,405	$937	$(494)	$45,848
Federal agencies	739	—	(26)	713
States and political subdivision bonds	460,089	3,625	(11,403)	452,311
Foreign government	60,025	—	(3,226)	56,799
Corporate bonds	1,580,918	43,322	(13,338)	1,610,902
Residential mortgage-backed securities	450,997	4,305	(5,982)	449,320
Commercial mortgage-backed securities	107,546	1,521	(1,724)	107,343
Structured securities	334,343	4,656	(436)	338,563
Total fixed maturities	3,040,062	58,366	(36,629)	3,061,799
Equity securities:
Common stock	21,274	7,050	(308)	28,016
Preferred stock	1,580	17	(35)	1,562
Total equity securities	22,854	7,067	(343)	29,578
Total	$3,062,916	$65,433	$(36,972)	$3,091,377
NGHC	$2,761,899	$58,180	$(35,047)	$2,785,032
Reciprocal Exchanges	301,017	7,253	(1,925)	306,345
Total	$3,062,916	$65,433	$(36,972)	$3,091,377

December 31, 2015	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities and securities pledged:
U.S. Treasury	$19,348	$1,052	$(48)	$20,352
Federal agencies	1,945	7	—	1,952
States and political subdivision bonds	193,017	4,516	(609)	196,924
Foreign government	31,383	31	(352)	31,062
Corporate bonds	1,375,336	22,224	(47,902)	1,349,658
Residential mortgage-backed securities	419,293	6,254	(978)	424,569
Commercial mortgage-backed securities	135,134	720	(3,649)	132,205
Structured securities	205,024	15	(4,347)	200,692
Total fixed maturities and securities pledged	2,380,480	34,819	(57,885)	2,357,414
Equity securities:
Common stock	53,356	569	(6,960)	46,965
Preferred stock	11,448	377	—	11,825
Total equity securities	64,804	946	(6,960)	58,790
Total	$2,445,284	$35,765	$(64,845)	$2,416,204
Less: Securities pledged	54,955	439	—	55,394
Total net of securities pledged	$2,390,329	$35,326	$(64,845)	$2,360,810
NGHC	$2,199,714	$34,773	$(58,826)	$2,175,661
Reciprocal Exchanges	245,570	992	(6,019)	240,543
Total	$2,445,284	$35,765	$(64,845)	$2,416,204

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of December 31, 2016 and 2015, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale fixed maturities.

Proceeds from sales of fixed maturities and equity securities classified as available for sale during the years ended December 31, 2016, 2015 and 2014 were $566,097, $180,412 and $218,496, respectively.

The amortized cost and fair value of available-for-sale fixed maturities held as of December 31, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$26,947	$27,141	$2,455	$2,457	$29,402	$29,598
Due after one year through five years	584,788	596,809	58,740	61,391	643,528	658,200
Due after five years through ten years	1,253,465	1,257,714	179,654	182,356	1,433,119	1,440,070
Due after ten years	341,099	342,481	34,371	34,787	375,470	377,268
Mortgage-backed securities	532,746	531,309	25,797	25,354	558,543	556,663
Total	$2,739,045	$2,755,454	$301,017	$306,345	$3,040,062	$3,061,799

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position as of December 31, 2016 and 2015.

	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$37,436	$(494)	24	$—	$—	—	$37,436	$(494)
Federal agencies	419	(26)	3	—	—	—	419	(26)
States and political subdivision bonds	318,946	(11,236)	387	2,956	(167)	6	321,902	(11,403)
Foreign government	48,156	(3,226)	6	—	—	—	48,156	(3,226)
Corporate bonds	495,443	(12,376)	292	33,112	(962)	21	528,555	(13,338)
Residential mortgage-backed securities	262,269	(5,894)	212	2,141	(88)	4	264,410	(5,982)
Commercial mortgage-backed securities	51,120	(1,002)	27	4,890	(722)	3	56,010	(1,724)
Structured securities	54,361	(243)	43	17,908	(193)	10	72,269	(436)
Equity securities:
Common stock	3,198	(308)	5	—	—	—	3,198	(308)
Preferred stock	1,298	(35)	2	—	—	—	1,298	(35)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)
NGHC	$1,190,788	$(33,382)	963	$51,813	$(1,665)	28	$1,242,601	$(35,047)
Reciprocal Exchanges	81,858	(1,458)	38	9,194	(467)	16	91,052	(1,925)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$7,141	$(48)	5	$—	$—	—	$7,141	$(48)
States and political subdivision bonds	17,674	(501)	22	4,878	(108)	10	22,552	(609)
Foreign government	21,322	(352)	4	—	—	—	21,322	(352)
Corporate bonds	684,613	(37,919)	229	32,121	(9,983)	38	716,734	(47,902)
Residential mortgage-backed securities	102,889	(919)	23	1,655	(59)	9	104,544	(978)
Commercial mortgage-backed securities	66,222	(3,472)	30	2,364	(177)	2	68,586	(3,649)
Structured securities	153,042	(4,347)	65	—	—	—	153,042	(4,347)
Equity securities:
Common stock	39,490	(6,932)	5	130	(28)	2	39,620	(6,960)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)
NGHC	$988,188	$(50,599)	284	$28,691	$(8,227)	34	$1,016,879	$(58,826)
Reciprocal Exchanges	104,205	(3,891)	99	12,457	(2,128)	27	116,662	(6,019)
Total	$1,092,393	$(54,490)	383	$41,148	$(10,355)	61	$1,133,541	$(64,845)

There were 1,045 and 444 securities at December 31, 2016 and 2015, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of December 31, 2016 and 2015, of the $2,132 and $10,355, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, none and $8,466, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of its amortized cost or cost. The unrealized losses for securities greater than 20% were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

The Company reviewed its investments at December 31, 2016, and determined that no additional OTTI existed in the gross unrealized holding losses other than certain fixed maturities and equity securities, that were in a loss position, for which the Company had the intention to sell before it can recover its cost basis. The impairments for these securities are equal to the difference between its amortized cost or cost and its fair value, and were as follows:

	December 31,
	2016	2015	2014
Fixed maturities - Corporate bonds	$7,238	$12,027	$2,244
Equity securities - Common stock	14,864	3,220	—
Total OTTI loss recognized in earnings	$22,102	$15,247	$2,244
NGHC	$22,102	$15,247	$2,244
Reciprocal Exchanges	—	—	—
Total OTTI loss recognized in earnings	$22,102	$15,247	$2,244

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

Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment and the Company does not have the intention to sell, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in AOCI. Future increases or decreases in fair value, if not other-than-temporary, are included in AOCI. For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any impairment charges due to non-credit factors for which a portion of the OTTI was recognized in AOCI.

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate bonds and residential and commercial mortgage-backed or structured securities. For corporate bond securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and structured securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.

Among the factors that management considers for equity securities and other invested assets are the length of time and/or the significance of decline below cost, the Company’s ability and intent to hold these securities through their recovery periods, the current financial condition of the issuer and its future business prospects, and the ability of the market value to recover to cost in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, the cost basis of the security is adjusted to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in AOCI.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(c) Unrealized Gains and Losses

Unrealized gains and losses on investments classified as available for sale as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Net unrealized gain (loss) on fixed maturities	$21,737	$(23,066)
Net unrealized gain (loss) on common stock	6,742	(6,391)
Net unrealized gain (loss) on preferred stock	(18)	377
Net unrealized loss on other	—	(20)
Deferred income tax	(9,968)	10,185
Unrealized gains (losses), net of deferred income tax	$18,493	$(18,915)
NGHC	$15,030	$(15,634)
Reciprocal Exchanges	3,463	(3,281)
Unrealized gains (losses), net of deferred income tax	18,493	(18,915)
Non-controlling interest	(3,463)	3,281
NGHC unrealized gains (losses), net of deferred income tax	$15,030	$(15,634)

	Year Ended December 31,
	2016	2015
NGHC change in unrealized gains (losses), net of deferred income tax	$30,664	$(40,632)
Non-controlling interest change in unrealized gains (losses), net of deferred income tax	$1,454	$(3,964)

(d) Trading Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on trading securities were as follows:

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
Corporate bonds	$32,698	$5,979	$—	$38,677
Equity securities:
Common stock	28,176	5,172	(3,215)	30,133
Total	$60,874	$11,151	$(3,215)	$68,810
NGHC	$60,874	$11,151	$(3,215)	$68,810
Reciprocal Exchanges	—	—	—	—
Total	$60,874	$11,151	$(3,215)	$68,810

Proceeds from sales of trading securities were $62,104 during the year ended December 31, 2016. The Company reclassified certain available-for-sale securities to trading securities for the purpose of buying and selling them in the near term and benefit from the change in market prices or spreads.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Interest income
Cash and short-term investments	$5,223	$186	$114
Fixed maturities	96,755	69,310	52,008
Equity securities	1,901	277	349
Investment income	103,879	69,773	52,471
Investment expenses	(11,898)	(3,529)	(2,629)
Repurchase agreements interest expense	(485)	(213)	(236)
Other income (1)	8,090	9,309	2,820
Net Investment Income	$99,586	$75,340	$52,426
NGHC	$90,870	$66,429	$50,627
Reciprocal Exchanges	8,716	8,911	1,799
Net Investment Income	$99,586	$75,340	$52,426
(1) Includes interest income of approximately $7,593, $8,701 and $2,601 for the years ended December 31, 2016, 2015 and 2014, respectively, under the ACP Re Credit Agreement. (See Note 18, “Related Party Transactions” for additional information).

(f) Net Realized and Unrealized Gains and Losses

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The tables below indicate impairment write-downs on investments, realized gains and losses on available-for-sale securities, and realized and unrealized gains and losses on trading securities for the years ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2016, the Company reclassified $34,147 available-for-sale securities to trading securities with $4,849 gross gains and $3,586 gross losses from AOCI to earnings.

December 31, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(22,102)	$(22,102)
Fixed maturities, available-for-sale	34,577	(10,090)	24,487
Equity securities, available-for-sale	6,410	(19,137)	(12,727)
Fixed maturities, trading	12,571	(713)	11,858
Equity securities, trading	9,687	(7,349)	2,338
Net realized and unrealized gain (loss) on investments	$63,245	$(59,391)	$3,854
NGHC	$62,715	$(59,376)	$3,339
Reciprocal Exchanges	530	(15)	515
Net realized and unrealized gain (loss) on investments	$63,245	$(59,391)	$3,854

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(15,247)	$(15,247)
Fixed maturities, available-for-sale	8,245	(1,702)	6,543
Equity securities, available-for-sale	5	(1,608)	(1,603)
Net realized and unrealized gain (loss) on investments	$8,250	$(18,557)	$(10,307)
NGHC	$7,005	$(17,658)	$(10,653)
Reciprocal Exchanges	1,245	(899)	346
Net realized and unrealized gain (loss) on investments	$8,250	$(18,557)	$(10,307)

Year Ended December 31, 2014	Gross Gains	Gross Losses	Net Gains (Losses)
OTTI loss recognized in earnings	$—	$(2,244)	$(2,244)
Fixed maturities, available-for-sale	151	(220)	(69)
Equity securities, available-for-sale	34	(613)	(579)
Net realized and unrealized gain (loss) on investments	$185	$(3,077)	$(2,892)
NGHC	$185	$(3,077)	$(2,892)
Reciprocal Exchanges	—	—	—
Net realized and unrealized gain (loss) on investments	$185	$(3,077)	$(2,892)

(g) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s fixed maturities, securities pledged and preferred securities as of December 31, 2016 and 2015, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$39,471	$39,918	1.4%	$5,934	$5,930	1.9%
AAA	251,549	246,040	8.8%	7,526	7,436	2.4%
AA, AA+, AA-	820,762	815,294	29.2%	33,096	33,728	11.0%
A, A+, A-	740,280	747,765	26.7%	87,734	88,761	29.0%
BBB, BBB+, BBB-	693,039	705,319	25.2%	148,968	151,644	49.5%
BB+ and lower	228,222	241,357	8.7%	17,759	18,846	6.2%
Total	$2,773,323	$2,795,693	100.0%	$301,017	$306,345	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	NGHC			Reciprocal Exchanges
December 31, 2015	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$13,416	$14,448	0.7%	$5,932	$5,904	2.5%
AAA	343,128	348,073	16.4%	39,724	38,888	16.2%
AA, AA+, AA-	379,560	383,888	18.0%	36,866	36,934	15.4%
A, A+, A-	501,409	508,884	23.9%	50,612	50,153	20.8%
BBB, BBB+, BBB-	634,250	623,742	29.3%	82,417	80,322	33.4%
BB+ and lower	274,594	249,660	11.7%	30,020	28,343	11.7%
Total	$2,146,357	$2,128,695	100.0%	$245,571	$240,544	100.0%

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations as of December 31, 2016 and 2015.

December 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	0.1%	1.7%	21.7%	11.8%	3.0%	$631,595	38.3%
Industrials	—%	3.4%	17.7%	27.6%	6.3%	906,950	55.0%
Utilities/Other	0.8%	0.2%	1.3%	3.6%	0.8%	111,034	6.7%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%
NGHC	0.9%	4.8%	35.6%	34.4%	9.2%	$1,400,239	84.9%
Reciprocal Exchanges	—%	0.5%	5.1%	8.6%	0.9%	249,340	15.1%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%

December 31, 2015	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	—%	2.8%	21.2%	12.7%	2.1%	$524,250	38.8%
Industrials	—%	3.9%	15.4%	32.3%	4.6%	757,907	56.2%
Utilities/Other	0.4%	—%	0.4%	3.4%	0.8%	67,501	5.0%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
NGHC	0.4%	6.1%	33.9%	42.7%	6.3%	$1,206,442	89.4%
Reciprocal Exchanges	—%	0.6%	3.1%	5.7%	1.2%	143,216	10.6%
Total	0.4%	6.7%	37.0%	48.4%	7.5%	$1,349,658	100.0%
(h) Cash and Cash Equivalents, Restricted Cash and Restricted Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third-party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s cash, cash equivalents, and restricted cash as of December 31, 2016 and 2015 is as follows:

December 31,	2016	2015
Cash and cash equivalents	$220,299	$225,930
Restricted cash and cash equivalents	65,601	56,347
Total cash, cash equivalents, and restricted cash shown in the statements of cash flow	$285,900	$282,277

The fair values of the Company’s restricted investments as of December 31, 2016 and 2015 are as follows:

December 31,	2016	2015
State deposits, at fair value	$73,731	$40,174
Restricted investments to trusts, at fair value	366,306	407,849
Total	$440,037	$448,023

(i) Short-term Investments and Other Investments

The Company had short-term investments of $15,674 and $3,527, as of December 31, 2016 and 2015, respectively. Short-term investments consisted of money market funds; these money market funds were rated by Standard & Poor’s as AAA.

The table below summarizes the composition of other investments as of December 31, 2016 and 2015:

December 31,	2016	2015
Limited partnerships, equity method	$64,444	$5,691
Long-term Certificates of Deposit (CDs), at cost	21,178	—
Investments, at cost or amortized cost	11,851	7,340
Investments, at fair value	9,427	—
Total	$106,900	$13,031

The Company’s other investments consisted primarily of limited partnerships, investments in residential and commercial real estate debt funds, preferred securities and certificates of deposit. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts. The increase from December 31, 2015 to December 31, 2016 was to diversify the Company’s alternative investment portfolio.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.

The Company utilizes a pricing service (“pricing services”) to estimate fair value measurements for all its fixed maturities and equity securities. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2016 and December 31, 2015.

U.S. Treasury and Federal Agencies ‑ Comprised primarily of bonds issued by the U.S. Treasury. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. government securities is an actively traded market given the high level of daily trading volume.

States and Political Subdivision Bonds ‑ Comprised of bonds and auction rate securities issued by U.S. states and municipal entities or agencies. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, these are classified within Level 2 of the fair value hierarchy. The Company also holds certain municipal bonds that finance economic development, infrastructure and environmental projects which do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

Foreign Government ‑ Comprised of bonds issued by foreign governments. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, these are classified within Level 2 of the fair value hierarchy. The Company also holds certain foreign government bonds that are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

Corporate Bonds ‑ Comprised of bonds issued by corporations, public and privately placed. The fair values of short-term corporate bonds are priced using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve, and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker-dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, these are classified within Level 2 of the fair value hierarchy. The Company also holds certain structured notes and term loans that do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

Mortgage and Structured Securities ‑ Comprised of commercial and residential mortgage-backed and structured securities. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads, these are classified within Level 2 of the fair value hierarchy. The Company also holds certain mortgage and structured securities valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable, these are classified within Level 3 of the fair value hierarchy.

Equity Securities ‑ The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. The Company classified the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. The Company classified the value of these equity securities as Level 2. From time to time, the Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third-party broker quote, issuers’ book value, market multiples, and other inputs. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

Other Investments, at fair value - Comprised of the Company’s rights to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow approach to estimate their fair value. The key inputs used in the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are reported in earnings. The Company classified the fair value estimates of ESS as Level 3 in the fair value hierarchy.

Debt - The amount reported in the accompanying consolidated balance sheets for these financial instruments represents the carrying value of the debt. (See Note 16, “Debt” for additional information).

The Company’s 7.625% Notes are publicly traded and classified as Level 1 in the fair value hierarchy. The Company’s 6.75% Notes, the Credit Agreement, the Imperial Surplus Notes, the Century-National Promissory Note and the Reciprocal Exchanges’ Surplus Notes are not publicly traded and are classified as Level 3 in the fair value hierarchy. As of December 31, 2016, the fair values of the Company’s 6.75% Notes, the Century-National Promissory Note and the Credit Agreement were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of December 31, 2015, the fair value of the Company’s 6.75% Notes was determined using the direct transaction method of the market approach. The Company executed an arm’s length private market transaction in the fourth quarter of 2015 which provided reasonably supportable indication of its fair value. As of December 31, 2016 and December 31, 2015, the fair values of the Company’s Imperial Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model. As of December 31, 2016, management believes that the fair value estimates of the Company’s recent assumed Subordinated Debentures and SPCIC Surplus Notes approximate its carrying value.

Effective March 31, 2016, the Company purchased the Reciprocal Exchanges’ Surplus Notes from ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third-party valuation of the fair market value of the surplus notes. At December 31, 2016, the surplus notes receivable and surplus notes payable are eliminated upon consolidation. (See Note 3, “Reciprocal Exchanges” for additional information).

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	December 31, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,669	$100,160	$96,583	$98,240
6.75% Notes	345,135	360,865	344,478	350,000
Subordinated Debentures	72,168	72,168	—	—
Imperial Surplus Notes	5,000	4,986	5,000	4,979
SPCIC Surplus Notes	4,000	4,000	—	—
Credit Agreement	50,000	53,925	—	—
Century-National Promissory Note	178,894	178,778	—	—
Other	135	135	—	—
Reciprocal Exchanges’ Surplus Notes	—	—	45,476	50,300
Total	$752,001	$775,017	$491,537	$503,519

Contingent payments - The fair value of contingent payments are classified as Level 3 in the fair value hierarchy. As of December 31, 2016, contingent payments of $2,677 were valued based on estimated earnings and projected payouts. As of December 31, 2015, contingent payments of $16,071 were valued using discounted cash flows and $8,581 were valued based on estimated earnings and projected payouts.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In accordance with ASC 820, assets and liabilities measured at fair value on a recurring basis are as follows:

December 31, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$45,848	$—	$—	$45,848
Federal agencies	713	—	—	713
States and political subdivision bonds	—	447,579	4,732	452,311
Foreign government	—	54,889	1,910	56,799
Corporate bonds	—	1,577,290	33,612	1,610,902
Residential mortgage-backed securities	—	441,897	7,423	449,320
Commercial mortgage-backed securities	—	102,494	4,849	107,343
Structured securities	—	329,508	9,055	338,563
Total fixed maturities	46,561	2,953,657	61,581	3,061,799
Equity securities:
Common stock	21,719	—	6,297	28,016
Preferred stock	—	1,562	—	1,562
Total equity securities	21,719	1,562	6,297	29,578
Total available-for-sale securities	68,280	2,955,219	67,878	3,091,377
Trading securities:
Fixed maturities - Corporate bonds	—	36,245	2,432	38,677
Equity securities - Common stock	30,133	—	—	30,133
Total trading securities	30,133	36,245	2,432	68,810
Short-term investments	15,674	—	—	15,674
Other investments	—	—	9,427	9,427
Total assets	$114,087	$2,991,464	$79,737	$3,185,288
NGHC	$108,157	$2,691,049	$79,737	$2,878,943
Reciprocal Exchanges	5,930	300,415	—	306,345
Total assets	$114,087	$2,991,464	$79,737	$3,185,288

Liabilities
Contingent payments	$—	$—	$2,677	$2,677
Total liabilities	$—	$—	$2,677	$2,677
NGHC	$—	$—	$2,677	$2,677
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$2,677	$2,677

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities and securities pledged:
U.S. Treasury	$20,352	$—	$—	$20,352
Federal agencies	1,952	—	—	1,952
States and political subdivision bonds	—	196,924	—	196,924
Foreign government	—	31,062	—	31,062
Corporate bonds	—	1,349,658	—	1,349,658
Residential mortgage-backed securities	—	424,569	—	424,569
Commercial mortgage-backed securities	—	132,205	—	132,205
Structured securities	—	200,692	—	200,692
Total fixed maturities and securities pledged	22,304	2,335,110	—	2,357,414
Equity securities:
Common stock	46,965	—	—	46,965
Preferred stock	—	11,825	—	11,825
Total equity securities	46,965	11,825	—	58,790
Total available-for-sale securities	69,269	2,346,935	—	2,416,204
Short-term investments	—	3,527	—	3,527
Total assets	$69,269	$2,350,462	$—	$2,419,731
NGHC	$61,413	$2,115,776	$—	$2,177,189
Reciprocal Exchanges	7,856	234,686	—	242,542
Total assets	$69,269	$2,350,462	$—	$2,419,731

Liabilities
Contingent payments	$—	$—	$24,652	$24,652
Total liabilities	$—	$—	$24,652	$24,652
NGHC	$—	$—	$24,652	$24,652
Reciprocal Exchanges	—	—	—	—
Total liabilities	$—	$—	$24,652	$24,652

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2016 and 2015:

	Balance as of January 1, 2016	Net income/loss	Other comprehensive income/loss	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2016
States and political subdivision bonds	$—	$—	$—	$4,732	$—	$—	$4,732
Foreign government	—	—	—	—	—	1,910	1,910
Corporate bonds	—	—	—	33,612	—	2,432	36,044
Residential mortgage-backed securities	—	—	—	7,423	—	—	7,423
Commercial mortgage-backed securities	—	—	—	—	—	4,849	4,849
Structured securities	—	—	—	6,304	—	2,751	9,055
Common stock	—	—	—	—	—	6,297	6,297
Other investments	—	—	—	9,427	—	—	9,427
Total assets	$—	$—	$—	$61,498	$—	$18,239	$79,737

Contingent payments	$24,652	$(2,957)	$—	$—	$(19,018)	$—	$2,677
Total liabilities	$24,652	$(2,957)	$—	$—	$(19,018)	$—	$2,677

	Balance as of January 1, 2015	Net income/loss	Other comprehensive income/loss	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Common stock	$34,389	$—	$2,526	$—	$—	$(36,915)	$—
Total assets	$34,389	$—	$2,526	$—	$—	$(36,915)	$—

Contingent payments	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652
Total liabilities	$23,499	$2,357	$—	$8,581	$(9,785)	$—	$24,652

There have not been any transfers between Level 1 and Level 2 during the year ended December 31, 2016. During the year ended December 31, 2016, the Company transferred $18,239 out of Level 2 into Level 3 due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2015, the Company transferred $36,915 out of Level 3 and into Level 1 due to the public offering of a previously privately-placed common stock investment. The Company’s policy is to recognize transfers between levels at of the end of each reporting period, consistent with the date of determination of fair value.

Other than Goodwill, the Company does not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2016 and December 31, 2015. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 11, “Goodwill and Intangible Assets, Net” for additional information on how the Company tested goodwill for impairment.

The carrying value of the Company’s cash and cash equivalents, premiums and other receivables, accrued investment income and accounts payable and accrued expenses approximates fair value given the short-term nature of such items and are classified as Level 1 in the fair value hierarchy. The carrying value of the Company’s securities sold under agreements to repurchase and securities sold but not yet repurchased, at market value, approximates fair value given the short-term nature of the agreements and are classified as Level 2 in the fair value hierarchy.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

6. Equity Investments in Unconsolidated Subsidiaries

LSC Entities

The Company has a 50% ownership interest in each of three entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); and AMT Capital Holdings, S.A. (“AMTCH”).

A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The Company, along with AmTrust, is obligated to pay premiums on these life insurance policies as they come due.

The LSC Entities are considered to be VIEs, for which the Company is not a primary beneficiary. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company does not have the ability to direct the activities of the LSC Entities that most significantly impact its economic performance. The Company’s maximum exposure to a loss as a result of its involvement with the unconsolidated VIE is limited to its recorded investment plus additional capital commitments. The Company uses the equity method of accounting to account for its investments in the LSC Entities.

The following tables present the investment activity in the LSC Entities.

Year Ended December 31,	2016	2015	2014
Balance at beginning of year	$153,661	$146,089	$126,186
Distributions	—	(1,923)	—
Contributions	11,500	565	18,056
Equity in earnings of unconsolidated subsidiaries	20,831	8,930	1,847
Change in equity method investments	32,331	7,572	19,903
Balance at end of year	$185,992	$153,661	$146,089

The following tables summarize total assets, total liabilities and members’ equity as of December 31, 2016, 2015 and 2014 and the results of operations for the Company’s unconsolidated equity method investment in the LSC Entities for the years ended December 31, 2016, 2015 and 2014.

	As of December 31,
Condensed balance sheet data	2016	2015	2014
Investments in life settlement contracts at fair value	$356,856	$264,001	$264,517
Total assets	392,538	334,026	318,598
Total liabilities	20,554	26,704	26,420
Members’ equity	371,984	307,322	292,178
NGHC’s 50% ownership interest	$185,992	$153,661	$146,089

	Year Ended December 31,
Condensed results of operations	2016	2015	2014
Revenue, net of commission	$49,298	$66,435	$50,447
Total expenses	7,636	48,575	46,753
Net income	$41,662	$17,860	$3,694
NGHC’s 50% ownership interest	$20,831	$8,930	$1,847

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The LSC Entities account for investments in life settlements in accordance with ASC 325-30, “Investments in Insurance Contracts,” which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The LSC Entities have elected to account for these policies using the fair value method.

The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the LSC Entities at the end of the reporting period. The LSC Entities consider the following factors in their fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third-party medical underwriters. The LSC Entities estimate the fair value of a life insurance policy by applying an investment discount rate based on the cost of funding their life settlement contracts as compared to returns on investments in asset classes with comparable credit quality, which the LSC Entities have determined to be 7.5% to the expected cash flow generated by the policies in the life settlement portfolio (death benefits less premium payments), net of policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the LSC Entities, quarterly, retain an independent third-party actuary to verify that the actuarial modeling used by the LSC Entities to determine fair value was performed correctly and that the valuation, as determined through the LSC Entities’ actuarial modeling, is consistent with other methodologies. The LSC Entities consider this information in their assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2016 and 2015 and, only includes data for policies to which the LSC Entities assigned value at those dates:

	December 31, 2016	December 31, 2015
Average age of insured	82.8 years	81.2 years
Average life expectancy, months(1)	107	114
Average face amount per policy	$6,572	$6,564
Effective discount rate(2)	12.4%	13.7%
(1) Standard life expectancy as adjusted for specific circumstances.
(2) Effective Discount Rate (“EDR”) is the LSC Entities’ estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The valuation of the portfolio is calculated net of all reserves using a 7.5% discount rate. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The LSC Entities anticipate that the EDR’s range is between 10.0% and 15.0% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability of information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2015 to December 31, 2016 resulted from routine updating of life expectancies and other factors relating to operational risk.

The LSC Entities’ assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of December 31, 2016 and 2015:

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2016	$(44,207)	$43,492
December 31, 2015	$(37,697)	$40,997

	Change in discount rate(1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2016	$(29,881)	$33,155
December 31, 2015	$(26,558)	$29,644
(1) Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

The Company and AmTrust are committed to providing additional capital support to the LSC Entities to keep the life settlement policies in-force. The Company and AmTrust, each, are committed to provide 50% of the additional required capital. Below is a summary of total premiums to be paid for each of the five succeeding fiscal years to keep the existing life insurance policies in force as of December 31, 2016. The actual capital commitment may differ from the amounts shown based on policy lapses and terminations, death benefits received and other operating cash flows of the LSC Entities:

Premiums Due on Life Settlement Contracts
2017	$61,518
2018	49,683
2019	50,396
2020	46,632
2021	43,223
Thereafter	503,818
Total	$755,270

Limited Liability Companies and Limited Partnerships

800 Superior, LLC

In August 2011, the Company formed 800 Superior, LLC with AmTrust, for the purposes of acquiring an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. The entity is considered to be a VIE, for which the Company is not the primary beneficiary. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC. The lease period is for 15 years and the Company paid 800 Superior, LLC $2,733, $2,655 and $2,243 in rent for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s equity interest in 800 Superior, LLC as of December 31, 2016 and 2015 was $1,479 and $1,720, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(241), $(420), and $(737), respectively.

East Ninth & Superior, LLC

In September 2012, the Company formed East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively, “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The entity is considered to be a VIE, for which the Company is not the primary beneficiary. The Company’s equity interest in East Ninth & Superior as of

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016 and 2015 was $4,189 and $4,139, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded equity in earnings (losses) from East Ninth & Superior of $50, $60, and $70, respectively.

North Dearborn Building Company, L.P.

In February 2015, the Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by the Karfunkel family and managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third-party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. North Dearborn is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for North Dearborn using the equity method of accounting. The Company’s total exposure to loss is limited to its equity investment. The Company’s equity interest in North Dearborn as of December 31, 2016 and 2015 was $12,694 and $9,862, respectively. For the years ended December 31, 2016 and 2015, the Company recorded equity in earnings (losses) from North Dearborn of $1,032 and $756, respectively. The Company made contributions or received (distributions) of $1,800 and $(607) for the years ended December 31, 2016 and 2015, respectively.

4455 LBJ Freeway, LLC

In August 2015, the Company formed 4455 LBJ Freeway, LLC with AmTrust, for the purposes of acquiring an office building in Dallas, Texas. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. The entity is considered to be a VIE, for which the Company is not the primary beneficiary. The Company accounts for 4455 LBJ Freeway, LLC using the equity method of accounting. Additionally, in March 2016, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The lease period is for 12 years and the Company paid 4455 LBJ Freeway, LLC $1,385 in rent for the year ended December 31, 2016. The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2016 and 2015 was $900 and $10,559, respectively. For the years ended December 31, 2016 and 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $499 and $28, respectively. The Company received (returns of capital) or made contributions of $(10,158) and $10,531 for the years ended December 31, 2016 and 2015, respectively.

Illinois Center Building, L.P.

In August 2015, the Company invested $53,715 in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re Group, Inc. (“ACP Re Group”) are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re Group invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third-party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. Illinois Center is considered to be a VIE, for which the Company is not a primary beneficiary. The Company accounts for Illinois Center using the equity method of accounting. The Company’s total exposure to loss is limited to its equity investment. The Company’s equity interest in Illinois Center as of December 31, 2016 and 2015 was $60,435 and $55,007, respectively. For the years ended December 31, 2016 and 2015, the Company recorded equity in earnings (losses) from Illinois Center of $3,553 and $1,292, respectively. The Company made contributions of $3,750 and received distributions of $(1,875) for the year ended December 31, 2016.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Acquisitions

Direct General

On November 1, 2016, the Company completed the acquisition of Elara Holdings, Inc. (the “Acquired Company”), a Delaware corporation and parent company of Direct General Corporation, a Tennessee based property and casualty insurance company (“Direct General”). Pursuant to the acquisition agreement, the Company purchased all of the issued and outstanding shares of capital stock of the Acquired Company in a reverse subsidiary merger transaction. The purchase price was an aggregate cash payment of $162,013. Direct General net assets purchased of approximately $169,140 exceeded the cash paid by the Company of approximately $162,013, and, as a result, the Company recorded $7,127 bargain purchase gain in earnings. This acquisition adds a direct distribution channel to the Company's core nonstandard auto business and expands the Company's presence in this product line in the Southeast.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

November 2016
Assets:
Cash and invested assets	$298,789
Premiums receivable	232,035
Reinsurance recoverable	356
Income tax receivable	295
Deferred tax asset	28,315
Premises and equipment	27,292
Intangible assets	66,659
Other assets	28,327
Total assets	682,068
Liabilities:
Unpaid loss and loss adjustment expense reserves	162,863
Unearned premiums	220,433
Reinsurance payable	1,618
Accounts payable and accrued expenses	34,330
Debt	90,447
Other liabilities	3,237
Total liabilities	512,928
Net assets purchased	169,140
Purchase price	162,013
Bargain purchase gain recorded in earnings	$7,127

The intangible assets related to the acquisition of Direct General were assigned to the Property and Casualty segment. The intangible assets acquired consisted of state licenses of $13,000 with an indefinite life, trademarks of $34,000, agent relationships of $8,000, value in policies in force of $7,319, loss reserve discount of $3,600 and non-compete agreements of $740, with weighted average amortization lives of 11, 2, 1, 9 and 15 years, respectively. The Company is in the process of completing the opening balance sheet for the acquisition, and is currently reviewing the intangible assets and loss reserves third-party valuation report and finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than October 2017. As a result of the acquisition of Direct General, the Company recorded $60,130 of gross premium written and $17,520 of service and fee income for the year ended December 31, 2016.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Standard Property and Casualty Insurance Company

On October 6, 2016, in a special meeting of the members of Standard Mutual Insurance Company, an Illinois based property and casualty insurance underwriter (“SMIC”), the members approved, among other matters, the conversion of SMIC from a mutual company to a stock company named Standard Property and Casualty Insurance Company (“SPCIC”). The transaction was “sponsored” by the Company. The Company offered the right to subscribe for shares of its common stock at a discount to SMIC members, directors and officers. The Company received subscriptions of approximately $4,942. The Company sold the shares at a purchase price of $18.1237 per share, which represented an 18.4507% discount to the volume-weighted average trading price of a share of its common stock, as reported on the NASDAQ Global Select Market, for the 10-trading day period ending October 5, 2016, which was $22.2242. On October 7, 2016, the Company completed the acquisition and delivered 272,609 shares of its common stock, which represented the number of shares sold in the offering, and recorded approximately $6,058 in shareholders’ equity. SPCIC net assets purchased of approximately $22,123 exceeded the subscriptions received by the Company of approximately $4,942, and, as a result, the Company recorded $17,181 bargain purchase gain in earnings. This acquisition expands the Company's homeowners and package products in Illinois and Indiana. The Company is in the process of completing the opening balance sheet for the acquisition, and is currently reviewing the intangible assets and loss reserves third-party valuation report and finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than September 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Century-National

On June 1, 2016, the Company closed the acquisition of all of the issued and outstanding shares of capital stock of Century-National Insurance Company, a California domiciled property and casualty insurance company (“Century-National”), and Western General Agency, Inc., a California corporation, from Kramer-Wilson Company, Inc. (“Western General”). The purchase price for the transaction was approximately $322,694. The purchase price includes an upfront cash payment of approximately $143,800 with the remaining balance of $178,894 in the form of a promissory note, payable over a period of two years. (See Note 16, “Debt - Century-National Promissory Note” for additional information). Under the terms of the purchase agreement, the Company will re-estimate Century National’s closing statutory reserves as of the 2nd anniversary of the closing date of the acquisition. If the closing date booked statutory reserves exceed the re-estimated statutory reserves, the Company will pay the seller the excess. If the re-estimated statutory reserves exceed the closing date booked statutory reserves, the seller will pay the Company the excess. This acquisition expands the Company's standard and preferred product offering in both homeowners and personal auto.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 2016
Assets:
Cash and invested assets	$413,343
Accrued interest	3,531
Premiums and other receivables	68,410
Reinsurance recoverable	12,904
Prepaid reinsurance premiums	12,723
Premises and equipment	5,216
Intangible assets	71,008
Deferred tax asset	12,100
Other assets	1,426
Total assets	600,661
Liabilities:
Unpaid loss and loss adjustment expense reserves	132,912
Accounts payable and accrued expenses	17,900
Unearned premiums	113,608
Reinsurance payable	6,308
Other Liabilities	7,239
Total liabilities	277,967
Net assets purchased	$322,694

The intangible assets related to the acquisition of Century-National and Western General were assigned to the Property and Casualty segment. The intangible assets acquired consisted of $8,000 of state licenses with an indefinite life, agent relationships of $38,000, value in policies in force of $18,485, leases of $5,523 and trademarks of $1,000, with weighted average amortization lives of 15, 1, 13 and 5 years, respectively. The Company is in the process of completing the opening balance sheet for the acquisition, and is currently reviewing the intangible assets and loss reserves third-party valuation report and finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than May 2017. As a result of the acquisition of Century-National and Western General, the Company recorded $139,965 of gross premium written and $4,471 of service and fee income for the year ended December 31, 2016.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

LPI Business

On October 1, 2015, the Company closed on a master transaction agreement with QBE Investments (North America), Inc. (“QBE Parent”) and its subsidiary, QBE Holdings, Inc. (together with QBE Parent, “QBE”), pursuant to which the Company acquired QBE’s lender-placed insurance business, including certain of QBE’s affiliates engaged in the lender-placed insurance business (“LPI Business”). The transaction included the acquisition of certain assets, including loan-tracking systems and technology, client servicing accounts, intellectual property, and vendor relationships, as well as the assumption of the related insurance liabilities in a reinsurance transaction through which the Company received the loss reserves, unearned premium reserves, and invested assets. The purchase price was an aggregate cash payment of $95,726.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets:
Cash and invested assets	$293,473
Premiums receivable	101,357
Premises and equipment	1,540
Intangible assets	61,645
Other assets	1,013
Total assets	459,028
Liabilities:
Unpaid loss and loss adjustment expense reserves	104,123
Accounts payable and accrued expenses	69,056
Unearned premiums	245,827
Total liabilities	419,006
Net assets purchased	40,022
Purchase price	95,726
Goodwill recorded	$55,704

The goodwill and intangible assets related to the acquisition of the LPI Business were assigned to the Property and Casualty segment. Goodwill of $48,204 is deductible for tax purposes. The intangible assets acquired consisted of agent relationships of $50,000, proprietary technology of $10,000 and other intangibles of $1,645, with weighted average amortization lives of 15, 10 and 7 years, respectively. The increase in goodwill of $35,978 from December 31, 2015 to December 31, 2016 was related to the increase in the provisional amounts recorded for cash and invested assets, unpaid loss and loss adjustment expense reserves and accounts payable and accrued expenses, and the decrease in premiums receivable, premises and equipment, and other assets, since the initial accounting was in the process of being completed. As a result of the acquisition of the LPI Business, the Company recorded approximately $376,058 and $126,570 of gross premium written for the years ended December 31, 2016 and 2015, respectively; and $33,746 and $8,584 of service and fee income for the years ended December 31, 2016 and 2015, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Assurant Health

On October 1, 2015, the Company closed its acquisition of certain business lines and assets from Assurant Health, which is a business segment of Assurant, Inc. As part of the transaction, the Company acquired the small group self-funded and supplemental product lines, as well as North Star Marketing Corporation, a proprietary small group sales channel (the “Assurant Transaction”). The purchase price was an aggregate cash payment of $14,000.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

October 2015
Assets:
Cash and invested assets	$43,448
Premiums receivable	16,440
Intangible assets	10,493
Total assets	70,381
Liabilities:
Unpaid loss and loss adjustment expense reserves	74,671
Accounts payable and accrued expenses	281
Unearned premiums	2,505
Deferred tax liability	3,887
Other liabilities	678
Total liabilities	82,022
Net assets purchased	(11,641)
Purchase price	14,000
Goodwill recorded	$25,641

The goodwill and intangible assets related to the acquisition of the business lines and assets from Assurant Health were assigned to the Accident and Health segment. Goodwill of $12,275 is deductible for tax purposes. The increase in goodwill of $10,532 from December 31, 2015 to December 31, 2016 was related to the decrease in the provisional amounts recorded for premiums receivable and an increase in unpaid loss and loss adjustment expense reserves, since the initial accounting was in the process of being completed. As a result of the acquisition of certain business lines and assets from Assurant Health, the Company recorded approximately $189,440 and $55,693 of gross premium written for the years ended December 31, 2016 and 2015, respectively; and $55,030 and $17,881 of service and fee income related for the years ended December 31, 2016 and 2015, respectively.

The goodwill associated with the Company’s acquisitions relates to the additional benefits (i.e., expected cash flow or earnings, customer relationships) of the acquisition in excess of the fair value of the net assets acquired.

No individual acquisition or acquisitions in the aggregate were materially significant that required any pro forma financial information during the years ended December 31, 2016 and 2015.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8. Premiums and Other Receivables, Net

Premiums and other receivables, net at December 31, 2016 and 2015 consisted of the following:

December 31,	2016	2015
Premiums receivable (Related parties - $0 and $46,565)	$998,761	$652,400
Reinsurance recoverable on paid losses and loss adjustment expenses (Related parties - $10,264 and $15,715)	67,439	64,056
Commission receivables	32,736	20,337
Investment receivables	12,198	—
Other receivables (Related parties - $0 and $26)	63,193	35,273
Allowance for uncollectible amounts	(16,219)	(13,433)
Total	$1,158,108	$758,633
NGHC	$1,097,130	$702,439
Reciprocal Exchanges	60,978	56,194
Total	$1,158,108	$758,633

9. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2016, 2015 and 2014 as follows:

December 31,	2016	2015	2014
Balance, beginning of the year	$160,531	$125,999	$60,112
Additions	495,195	368,515	270,204
Reductions (1)	(23,803)	—	—
Amortization	(411,001)	(333,983)	(204,317)
Change in DAC	60,391	34,532	65,887
Balance, end of the year	$220,922	$160,531	$125,999
NGHC	$189,879	$136,728	$121,514
Reciprocal Exchanges	31,043	23,803	4,485
Balance, end of the year	$220,922	$160,531	$125,999
(1) DAC reductions relate to the deconsolidation of the Reciprocal Exchanges at January 1, 2016. (See Note 3, “Reciprocal Exchanges” for additional information).

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Premises and Equipment, Net

The composition of premises and equipment as of December 31, 2016 and 2015 consisted of the following:

December 31, 2016	Cost	Accumulated Depreciation	Net Value
Land	$3,336	$—	$3,336
Buildings	20,362	842	19,520
Leasehold improvements	23,453	2,348	21,105
Furniture and equipment	11,472	2,084	9,388
Hardware and software	141,669	80,514	61,155
Total	$200,292	$85,788	$114,504
NGHC	$194,419	$84,032	$110,387
Reciprocal Exchanges	5,873	1,756	4,117
Total	$200,292	$85,788	$114,504

December 31, 2015	Cost	Accumulated Depreciation	Net Value
Land	$2,935	$—	$2,935
Buildings	11,390	313	11,077
Leasehold improvements	7,343	1,529	5,814
Furniture and equipment	3,656	1,303	2,353
Hardware and software	84,880	64,128	20,752
Total	$110,204	$67,273	$42,931
NGHC	$109,479	$66,880	$42,599
Reciprocal Exchanges	725	393	332
Total	$110,204	$67,273	$42,931

At December 31, 2016, assets recorded under capital leases, included in buildings, hardware and software were $30,055 of cost, less accumulated depreciation of $578. At December 31, 2015, the Company had no assets under capital leases.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2016, 2015 and 2014 was $19,485, $12,065 and $14,457, respectively.

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

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include trademarks and customer and producer relationships. Management contracts and insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing.

The composition of goodwill and intangible assets at December 31, 2016 and 2015 consisted of the following:

December 31, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Agent/Customer relationships	$190,446	$35,618	$154,828	2 - 15 years
Value in policies in force	59,198	36,555	22,643	1 year
Renewal rights	42,716	13,484	29,232	3 - 7 years
Trademarks	36,300	783	35,517	5 - 11 years
Loss reserve discount	16,999	12,670	4,329	6 - 10 years
Proprietary technology	11,800	1,893	9,907	3 - 10 years
Leases	5,523	246	5,277	13 years
Affinity partners	800	508	292	11 years
Non-compete agreements	740	8	732	15 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	86,363	—	86,363	indefinite life
Goodwill	155,290	—	155,290	indefinite life
Total	$724,775	$101,765	$623,010
NGHC	$692,137	$80,152	$611,985
Reciprocal Exchanges	32,638	21,613	11,025
Total	$724,775	$101,765	$623,010

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Agent/Customer relationships	$148,419	$18,562	$129,857	11 - 17 years
Renewal rights	26,100	6,375	19,725	7 years
Loss reserve discount	15,089	12,779	2,310	7 years
Proprietary technology	11,800	379	11,421	3 - 10 years
Trademarks	8,200	6,744	1,456	5 years
Affinity partners	800	436	364	11 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	65,165	—	65,165	indefinite life
Goodwill	112,414	—	112,414	indefinite life
Total	$506,587	$45,275	$461,312
NGHC	$501,187	$44,700	$456,487
Reciprocal Exchanges	5,400	575	4,825
Total	$506,587	$45,275	$461,312

The increase in goodwill of $42,876 from December 31, 2015 to December 31, 2016, was related to adjustments to provisional amounts recorded to the LPI Business and to the Assurant Transaction. The increase in intangible assets before accumulated amortization of $175,312 from December 31, 2015 to December 31, 2016, was primarily related to the Direct General, SPCIC and Century-National acquisitions and to the Reciprocal Exchanges consolidation at March 31, 2016. (See Note 3, “Reciprocal Exchanges” and Note 7, “Acquisitions” for additional information).

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

For the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $70,387, $20,389, and $13,791, respectively, related to its intangible assets with a finite life subject to amortization, which included amortization relating to intangibles owned by the Reciprocal Exchanges of $21,613, $4,380 and $2,468, respectively. Included in the Company’s amortization expense for the years ended December 31, 2016, 2015 and 2014, is an impairment charge of $4,606, $574 and $812, respectively, related to certain agent and customer relationships. Included also in the Company’s amortization expense for the years ended December 31, 2016, 2015 and 2014, is an impairment charge of $432, $0 and $0, respectively, related to indefinite-life state licenses.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2017	$59,497	$7,340	$66,837
2018	32,657	180	32,837
2019	25,982	180	26,162
2020	20,548	180	20,728
2021	18,384	45	18,429
Thereafter	97,764	—	97,764
	$254,832	$7,925	$262,757

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amounts of goodwill by segments as of December 31, 2016 and 2015 are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2015
Goodwill	$45,629	$47,055	$92,684
Accumulated impairment loss	(15,547)	(6,373)	(21,920)
Balance as of January 1, 2015, net	$30,082	$40,682	$70,764
Additions	39,455	19,661	59,116
Impairment loss	(11,222)	(6,244)	(17,466)
Balance as of December 31, 2015
Goodwill	85,084	66,716	151,800
Accumulated impairment loss	(26,769)	(12,617)	(39,386)
Balance as of December 31, 2015, net	$58,315	$54,099	$112,414
Additions	39,106	10,396	49,502
Impairment loss	(3,552)	(3,074)	(6,626)
Balance as of December 31, 2016
Goodwill	124,190	77,112	201,302
Accumulated impairment loss	(30,321)	(15,691)	(46,012)
Balance as of December 31, 2016, net	$93,869	$61,421	$155,290

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

The Company’s Luxembourg reinsurer subsidiaries are a component of the property and casualty segment. For the Luxembourg reinsurer subsidiaries, a step 1 analysis was performed to determine whether impairment existed using a December 31 measurement date. Since Luxembourg reinsurers are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach was utilized to determine the fair value. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and were used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the Luxembourg reinsurer subsidiaries, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that the Luxembourg reinsurer subsidiaries’ carrying value exceeded its fair value. The Company performed a Step 2 impairment test and recorded impairment losses for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, approximately $4,882 and $8,434, respectively, of the Company’s goodwill balance was related to the Luxembourg reinsurer subsidiaries.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded non-cash goodwill impairments for its reporting units of $6,626, $17,466 and $15,792, respectively. As of December 31, 2016, there were no other circumstances that indicate that the carrying amount of goodwill may not be recoverable.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of sound actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and future events beyond the control of management, such as changes in law, judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.

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

The table below shows the activity of loss reserves on a gross and net of reinsurance basis for the years ended December 31, 2016, 2015 and 2014, reflecting changes in losses incurred and paid losses:

	Year Ended December 31,
	2016					2015			2014
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,479,953	$143,279	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153	$1,259,241	$—	$1,259,241
Less: Reinsurance recoverables at beginning of the year	(793,508)	(583)	(794,091)	(39,085)	(833,176)	(888,215)	(23,583)	(911,798)	(950,828)	—	(950,828)
Net balance at beginning of the year	686,445	142,696	829,141	93,307	922,448	562,090	88,265	650,355	308,413	—	308,413
Incurred losses and LAE related to:
Current year	1,597,132	290,057	1,887,189	57,818	1,945,007	1,265,702	100,255	1,365,957	1,008,406	25,382	1,033,788
Prior year	5,125	9,310	14,435	(897)	13,538	18,378	(2,694)	15,684	17,941	1,336	19,277
Total incurred	1,602,257	299,367	1,901,624	56,921	1,958,545	1,284,080	97,561	1,381,641	1,026,347	26,718	1,053,065
Paid losses and LAE related to:
Current year	(974,402)	(181,957)	(1,156,359)	(35,771)	(1,192,130)	(835,854)	(37,018)	(872,872)	(645,826)	(20,715)	(666,541)
Prior year	(497,993)	(84,824)	(582,817)	(19,958)	(602,775)	(347,912)	(55,501)	(403,413)	(187,010)	(12,429)	(199,439)
Total paid	(1,472,395)	(266,781)	(1,739,176)	(55,729)	(1,794,905)	(1,183,766)	(92,519)	(1,276,285)	(832,836)	(33,144)	(865,980)
Acquired outstanding loss and loss adjustment reserve	292,412	9,682	302,094	384	302,478	169,257	—	169,257	66,066	94,691	160,757
Effect of foreign exchange rates	—	(4,291)	(4,291)	—	(4,291)	(2,520)	—	(2,520)	(5,900)	—	(5,900)
Net balance at end of the year	1,108,719	180,673	1,289,392	94,883	1,384,275	829,141	93,307	922,448	562,090	88,265	650,355
Plus reinsurance recoverables at end of the year	827,672	10,933	838,605	42,192	880,797	794,091	39,085	833,176	888,215	23,583	911,798
Gross balance at end of the year	$1,936,391	$191,606	$2,127,997	$137,075	$2,265,072	$1,623,232	$132,392	$1,755,624	$1,450,305	$111,848	$1,562,153

Gross unpaid losses and loss adjustment expense reserves at December 31, 2016 increased by $509,448 from December 31, 2015, primarily reflecting increases due to the Direct General, SPCIC and Century-National acquisitions, increased organic growth within our Property and Casualty segment (“P&C”), and the increase in incurred-but-not-reported claims in our Accident and Health segment (“A&H”). Gross unpaid losses and loss adjustment expense reserves at December 31, 2015 increased by $193,471 from December 31, 2014, primarily reflecting increases due to the Quota Share Runoff, the Imperial acquisition, the consolidation

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of the Reciprocal Exchanges, the LPI Business acquisition, the Assurant Transaction and loss experience in the Company’s domestic stop loss programs.

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2016. Loss and LAE for the year ended December 31, 2016 included $13,538 unfavorable development on prior accident year loss and LAE reserves ($14,435 excluding $897 of favorable development for the Reciprocal Exchanges), driven by $9,310 of unfavorable development in the A&H segment that was primarily driven by unfavorable development in the domestic stop loss, short-term medical and European A&H policies, and driven by unfavorable development of $5,125 in the P&C segment primarily driven by higher than expected development in private passenger auto bodily injury coverage; while partially offset by $897 of favorable development for the Reciprocal Exchanges.

2015. Loss and LAE for the year ended December 31, 2015 included $15,684 of unfavorable development on prior accident year loss and LAE reserves ($18,378 excluding $2,694 of favorable development for the Reciprocal Exchanges), primarily caused by $17,185 of unfavorable development in the A&H segment predominantly with respect to business subject to the Company’s European group life and health reinsurance agreement and $1,193 of unfavorable development in the P&C segment predominantly with respect to higher than expected loss emergence from commercial auto liability combined single limit insurance policies.

2014. Loss and LAE for the year ended December 31, 2014 included $19,277 of unfavorable development on prior accident year loss and LAE reserves ($17,941 excluding $1,336 of unfavorable development for the Reciprocal Exchanges), primarily caused by loss emergence attributable to the A&H segment, including $6,790 as a result of a loss portfolio transfer where we assumed business previously placed by the Company’s European group life and health insurance and $6,000 related to our domestic stop loss business, and the remaining $5,151 related to higher than expected P&C losses attributable to claims for private passenger automobile bodily injury liability and personal injury protection.

Short-duration contracts

The following is information by segment about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities (“IBNR”) plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended prior to December 31, 2016, is presented as unaudited supplementary information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,							December 31, 2016
Accident Year	2010	2011	2012	2013	2014	2015	2016	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$1,400,368	$1,389,062	$1,388,408	$1,388,293	$1,386,309	$1,388,245	$1,388,436	$777	637,092
2011		1,306,397	1,301,325	1,301,294	1,301,949	1,301,227	1,300,868	6,088	643,910
2012			1,295,045	1,295,036	1,296,493	1,295,458	1,300,677	6,857	653,948
2013				1,175,590	1,180,827	1,181,268	1,188,736	11,025	610,636
2014					1,550,697	1,546,329	1,550,697	28,253	652,876
2015						1,721,372	1,731,696	76,329	684,743
2016							1,909,730	416,938	648,890
Total (A)							$10,370,840

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016
	(unaudited)
2010	$886,725	$1,227,516	$1,309,288	$1,349,335	$1,369,261	$1,382,010	$1,385,596
2011		822,316	1,152,053	1,236,052	1,266,446	1,284,848	1,291,960
2012			811,546	1,163,987	1,232,759	1,268,877	1,287,299
2013				770,666	1,049,326	1,122,327	1,161,896
2014					972,489	1,367,765	1,469,822
2015						1,097,124	1,543,499
2016							1,170,671
Total (B)							$9,310,743
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)							5,402
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)							$1,065,499

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Accident and Health

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,							December 31, 2016
Accident Year	2010	2011	2012	2013	2014	2015	2016	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$20,906	$21,671	$23,428	$24,083	$25,102	$26,402	$26,012	$98	22,906
2011		19,675	25,580	26,124	27,721	30,067	29,192	38	24,523
2012			21,026	27,828	30,845	34,438	33,533	180	27,538
2013				46,005	57,023	60,398	61,847	773	56,051
2014					80,361	88,287	90,943	2,068	95,152
2015						211,620	226,327	7,180	264,651
2016							245,014	89,650	229,532
Total (A)							$712,868

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016
	(unaudited)
2010	$11,311	$17,742	$20,508	$22,528	$23,701	$24,263	$24,503
2011		11,569	21,224	24,012	26,008	27,137	27,552
2012			13,678	23,053	27,110	29,235	30,239
2013				27,652	49,038	53,904	56,251
2014					46,668	78,132	82,725
2015						140,220	208,364
2016							147,674
Total (B)							$577,308
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)							2,026
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)							$137,586

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,							December 31, 2016
Accident Year	2010	2011	2012	2013	2014	2015	2016	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$129,745	$121,572	$118,892	$118,038	$118,826	$117,721	$117,601	$86	23,266
2011		113,072	102,758	101,991	103,110	105,097	104,877	—	23,769
2012			95,875	94,360	95,417	94,549	96,615	1,057	24,741
2013				89,696	90,787	90,902	95,198	3,258	19,349
2014					95,602	93,121	97,361	4,312	20,808
2015						86,901	73,032	6,813	20,222
2016							73,727	16,950	10,955
Total (A)							$658,411

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016
	(unaudited)
2010	$68,343	$88,105	$98,233	$109,052	$113,581	$115,248	$115,749
2011		65,605	77,869	87,816	94,687	100,258	103,258
2012			48,414	73,958	82,780	88,530	92,174
2013				48,611	71,741	77,760	85,617
2014					53,796	75,068	81,974
2015						43,969	56,816
2016							41,073
Total (B)							$576,661
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)							1,528
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)							$83,278

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense reserves in the consolidated balance sheet as of December 31, 2016 is as follows:

December 31, 2016
Net outstanding liabilities:
Property and Casualty(1)	$1,065,499
Accident and Health (excluding DE captive subsidiaries)(2)	137,586
Accident and Health - DE captive subsidiaries(2)	4,759
Reciprocal Exchanges (excluding commercial book)(3)	83,278
Reciprocal Exchanges - commercial book(3)	1,264
Net reserve for claims and allocated claim adjustment expenses	1,292,386

Reinsurance recoverable:
Property and Casualty(1)(4)	827,672
Accident and Health (excluding DE captive subsidiaries)(2)	9,155
Reciprocal Exchanges (excluding commercial book)(3)	39,078
Reciprocal Exchanges - commercial book(3)	1,201
Reinsurance recoverable on unpaid claims and allocated claim adjustment expenses	877,106

Insurance lines other than short-duration	19,403
Unallocated claims adjustment expenses	60,091
Other(5)	16,086
Subtotal	95,580

Gross reserve for claims and claim adjustment expenses	$2,265,072

(1) For acquired business, the development tables above for the Property and Casualty segment assume no historical change in ultimates in years prior to the year that the Company first acquired the business.
(2) The development tables above for the Accident and Health segment exclude the Company’s Delaware captive subsidiaries due to impracticability of obtaining complete historical information. The Delaware captive subsidiaries are comprised of three legal entities (AIBD Insurance Company IC, Distributors Insurance Company PPC and Professional Service Captive Corporation IC) which were acquired by the Company in 2012.
(3) The development tables above for the Reciprocal Exchanges exclude small commercial book of business in runoff previously underwritten by Mountain Valley Indemnity Company.
(4) Reinsurance recoverable on unpaid losses for the Property and Casualty segment primarily include $663,943 from MCCA and $100,470 from NCRF. See Note 13, “Reinsurance” for additional information.
(5) Includes forward looking reserves for certain short-duration Accident and Health insurance contracts provisionally assigned to the most current accident year and therefore not included in the loss development tables above (i.e., seasonality reserves generally applied to an insurance product that has a level annual premium and an expectation that claim costs will increase over the policy year).

Methodology for Estimating Incurred-But-Not-Reported Reserves

Loss and loss adjustment expense reserves represent management's estimate of the ultimate liability for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. Because the establishment of loss and loss adjustment expense reserves is a process involving estimates and judgment, currently estimated reserves may change. The Company reflects changes to the reserves in the results of operations for the period during which the estimates are changed.

Incurred-but-not-reported reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. Therefore, the IBNR also includes provision for expected development on reported claims.

The Company’s internal actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating our loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. We generally use a combination of actuarial factors and subjective assumptions in the development of up to seven of the following actuarial methodologies:

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

•
Paid Bornhuetter-Ferguson Method - a combination of the Paid Development Method and the Expected Loss Method, the Paid Bornhuetter-Ferguson Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.

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

•
Incurred Bornhuetter - Ferguson Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred Bornhuetter-Ferguson Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.

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

Methodology for Determining Cumulative Number of Reported Claims

When the Company is notified of an incident of potential liability that may lead to demand for payment(s), a claim file is created. Methods used to summarize claim counts have not changed significantly over the time periods reported in the tables above. The methodology of counting claims for each of the Company’s segments may be summarized as follows:

Property and Casualty

The Company’s P&C claims are counted by claim number assigned to each claimant per insured event. However, if an insured event occurs and demand for payment is made with respect to more than one coverage (e.g., an automobile claim arising from the same incident demanding separate payment for liability and physical damage), there would be one claim counted for each coverage for which a demand for payment was made. Claims closed without payment are included in the cumulative number of reported P&C claims.

Accident and Health

The Company’s A&H claims are counted by claim number assigned to each claimant per illness, injury or death, regardless of number of services rendered for each incident. Entitlement to certain disability benefits (on business produced for the Company by Euro Accident) is subject to satisfying all of the Social Insurance requirements of Sweden. Claims closed without payment are not included in the cumulative number of reported A&H claims.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges

The Company’s Reciprocal Exchanges claims are counted by claim number assigned to each claimant per insured event. However, if an insured event occurs and demand for payment is made with respect to more than one statutory annual statement line of business (e.g., an automobile claim arising from the same incident demanding separate payment for liability and physical damage), there would be one claim counted for each line of business for which a demand for payment was made. Claims closed without payment are not included in the cumulative number of reported Reciprocal Exchanges claims.

The following is supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
	(unaudited)
Property and Casualty	63.0%	25.7%	6.0%	2.8%	1.3%	0.6%	0.4%
Accident and Health (excluding DE captive subsidiaries)	48.8%	30.8%	7.8%	5.5%	3.7%	1.7%	0.9%
Reciprocal Exchanges	57.5%	17.5%	9.0%	7.5%	4.1%	1.8%	1.0%

13. Reinsurance

The Company’s insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company believes it is important to ensure that its reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time it enters into the Company’s reinsurance agreements. The Company also enters reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

The Company assumes and cedes insurance risks under various reinsurance agreements, on both a pro rata basis and excess of loss basis. The Company purchases reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. The Company pays a premium as consideration for ceding the risk. The following is a summary of effects of reinsurance on premiums and losses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
Premium:
Direct	$2,962,798	$2,716,713	$2,234,976	$2,052,880	$1,558,612	$1,496,709
Assumed	536,710	687,829	354,772	454,851	576,495	414,410
Total Gross Premium	3,499,508	3,404,542	2,589,748	2,507,731	2,135,107	1,911,119
Ceded	(428,202)	(410,761)	(403,502)	(377,921)	(265,083)	(277,899)
Net Premium	$3,071,306	$2,993,781	$2,186,246	$2,129,810	$1,870,024	$1,633,220

	Year Ended December 31,
	2016		2015		2014
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$409,046	$463,603	$283,568	$254,924	$229,013	$211,433

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	As of December 31,
	2016		2015
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$217,522	$880,797	$252,661	$833,176
Unearned premiums	166,339	156,970	309,202	128,343

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

MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $545 in 2016. The Company currently has claims with retentions from $250 to $545. All automobile insurers doing business in Michigan are required to participate in MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $460 to $480 on July 1, 2010, and increased to $500 in 2011 and remained at this amount until June 30, 2013. Policies effective after July 1, 2013 have a threshold of $530. For policies effective after July 1, 2015 through June 30, 2017, the retention will be $545. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

The following is a summary of premiums and losses ceded to MCCA for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Ceded earned premiums	$9,404	$12,146	$12,968
Ceded Loss and LAE	26,510	15,482	12,529

Reinsurance recoverables from MCCA as of December 31, 2016, and 2015 are as follows:

	As of December 31,
	2016	2015
Reinsurance recoverable on paid losses	$7,969	$6,986
Reinsurance recoverable on unpaid losses	663,943	656,904

NCRF is a mechanism for pooling of insurance risks for insureds who cannot obtain coverage by ordinary methods. Under the Facility law, licensed and writing carriers and agents must accept and insure any eligible applicant for coverages and limits which may be ceded to the Facility. The Facility accepts cession of bodily injury and property damage liability, medical payments, and uninsured and combined uninsured/underinsured motorist’s coverages. Funding for the NCRF comes from collected premiums from automobile insurers based upon the provided coverage of the insured automobiles in the state. The following is a summary of premiums and losses ceded to NCRF for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Ceded earned premiums	$165,491	$158,613	$151,744
Ceded Loss and LAE	173,926	144,350	130,265

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reinsurance recoverables from NCRF as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Reinsurance recoverable on paid losses	$29,274	$26,228
Reinsurance recoverable on unpaid losses	100,470	86,941

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

The Company has a concentration of credit risk associated with MCCA and NCRF, related to risks ceded in accordance with Michigan insurance law and the Company’s market share in North Carolina, respectively, and the reinsurance under the Personal Lines Quota Share arrangement. Reinsurance recoverables on unpaid losses at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
MCCA	$663,943	$656,904
NCRF	100,470	86,941
Maiden Insurance Company	12,995	21,075
ACP Re	7,797	12,645
Technology Insurance Company, Inc.	5,197	8,430
Other reinsurers' balances - each less than 5% of total	48,203	8,096
Subtotal	$838,605	$794,091
Reciprocal Exchanges	42,192	39,085
Total	$880,797	$833,176

The Company has unauthorized reinsurance with ACP Re and Maiden Insurance Company Ltd. (“Maiden Insurance Company”) that requires the reinsurers to provide collateral to mitigate any risk of default.

As of July 1, 2016, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $355,000 in coverage in excess of a $20,000 retention, with one reinstatement.

As of May 1, 2016, the Company’s new reinsurance property catastrophe excess of loss program went into effect protecting the Company against catastrophic events and other large losses. The property catastrophe program provides a total of $475,000 in coverage in excess of a $50,000 retention, with one reinstatement. Included in this coverage is a Florida Hurricane Catastrophic Fund (“FHCF”) cover of $52,200 in excess of $16,300 with no reinstatement. The casualty program provides $45,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2016 and 2015 consisted of the following:

December 31,	2016	2015
Accounts payable related to commissions	$59,609	$36,160
Accrued expenses related to employees	42,549	30,224
Payable to carrier	38,839	34,460
Information technology payable	24,417	16,570
Investments payable	20,936	16,670
Escheats payable	12,887	10,982
Dividends payable	12,101	7,292
Premiums payable	11,385	—
Interest payable	8,144	10,907
Funds held for reinsurance	4,986	—
Marketing accruals	4,065	4,918
Contingent payments	2,677	8,581
Loss reserve premium	2,433	1,785
Other	67,678	54,598
Subtotal	$312,706	$233,147

Related Parties:
License fee payable	$13,601	$12,905
Information technology payable	11,600	16,622
Printing fee payable	2,406	3,892
Contingent payments	—	16,071
Other	1,664	2,265
Subtotal	$29,271	$51,755
Total	$341,977	$284,902
NGHC	$335,174	$265,057
Reciprocal Exchanges	6,803	19,845
Total	$341,977	$284,902

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

15. Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

Federal income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016			2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Current expense (benefit)
Federal	$70,511	$857	$71,368	$55,018	$(1,059)	$53,959	$86,250	$1,020	$87,270
Foreign	5,119	—	5,119	—	—	—	—	—	—
Total current tax expense (benefit)	$75,630	$857	$76,487	$55,018	$(1,059)	$53,959	$86,250	$1,020	$87,270
Deferred tax expense (benefit)
Federal	$(4,195)	$(10,648)	$(14,843)	$(3,019)	$(4,890)	$(7,909)	$(42,301)	$144	$(42,157)
Foreign	(19,028)	—	(19,028)	(27,094)	—	(27,094)	(21,237)	—	(21,237)
Total deferred tax expense (benefit)	$(23,223)	$(10,648)	$(33,871)	$(30,113)	$(4,890)	$(35,003)	$(63,538)	$144	$(63,394)
Provision (benefit) for income taxes	$52,407	$(9,791)	$42,616	$24,905	$(5,949)	$18,956	$22,712	$1,164	$23,876

The domestic and foreign components of income before taxes and equity in earnings of unconsolidated subsidiaries for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016			2015			2014
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Domestic	$181,156	$10,764	$191,920	$225,708	$7,944	$233,652	$195,148	$3,670	$198,818
Foreign	18,179	—	18,179	(69,062)	—	(69,062)	(71,375)	—	(71,375)
Total	$199,335	$10,764	$210,099	$156,646	$7,944	$164,590	$123,773	$3,670	$127,443

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax liability are presented below:

	December 31,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Deferred tax assets:
Accrued expenses	$36,518	$13,216	$49,734	$27,675	$1,551	$29,226
Unearned premiums	96,981	6,659	103,640	68,902	6,033	74,935
Bad debt	6,228	366	6,594	3,692	576	4,268
Investments	799	—	799	760	—	760
Depreciation	6,083	—	6,083	1,725	—	1,725
Contingent commissions	12,547	—	12,547	10,529	—	10,529
Loss reserve discount	11,782	1,396	13,178	7,244	1,393	8,637
Suspended Subpart F losses	6,683	—	6,683	7,364	—	7,364
Net operating loss carryforwards	22,833	5,655	28,488	3,309	17,758	21,067
Capital loss carryforwards	2,401	—	2,401	1,241	—	1,241
Policy acquisition costs	1,237	—	1,237	—	—	—
Special estimated tax payments	2,072	—	2,072	—	—	—
Impairments	16,313	—	16,313	6,122	15	6,137
Goodwill	1,701	—	1,701	968	—	968
Unearned revenue	7,974	—	7,974	6,540	—	6,540
Unrealized capital losses	—	—	—	8,418	1,767	10,185
Foreign translation	1,249	—	1,249	2,035	—	2,035
Stock-based compensation	4,171	—	4,171	1,808	—	1,808
Alternative minimum tax credits	—	611	611	—	611	611
Other	6,384	—	6,384	897	104	1,001
Gross deferred tax assets	243,956	27,903	271,859	159,229	29,808	189,037
Less: Valuation allowance	—	(7,135)	(7,135)	—	(17,295)	(17,295)
Total deferred tax assets	243,956	20,768	264,724	159,229	12,513	171,742
Deferred tax liabilities:
Deferred acquisition costs	65,943	10,555	76,498	47,931	8,093	56,024
Investments items	—	353	353	—	255	255
Intangible assets	91,336	3,748	95,084	71,878	2,398	74,276
Depreciation	—	767	767	—	—	—
Premises and equipment	4,520	—	4,520	4,759	—	4,759
Statutory equalization reserves	8,319	—	8,319	13,778	—	13,778
Unrealized capital gains	8,103	1,865	9,968	—	—	—
Surplus note interest	—	22,575	22,575	—	34,491	34,491
Gain on settlement of debt	356	—	356	—	—	—
Other	77	—	77	406	—	406
Gross deferred tax liabilities	178,654	39,863	218,517	138,752	45,237	183,989
Deferred tax (asset) liability, net	$(65,302)	$19,095	$(46,207)	$(20,477)	$32,724	$12,247

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Excluding the Reciprocal Exchanges, there were no deferred tax asset valuation allowances at December 31, 2016 and 2015. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

For the Reciprocal Exchanges, the Company had a partial valuation allowance and a full valuation allowance against the net deferred tax assets as of December 31, 2016 and 2015, respectively, and no tax benefit from consolidated pre-tax losses generated for the years ended December 31, 2016 and 2015 was recognized. For the year ended December 31, 2016, for the Adirondack Insurance Exchange consolidated group (“ADIEX”), positive evidence of a multi-year history of taxable income plus expected future income supported the full release of its valuation allowance in the amount of $12,341. For the year ended December 31, 2016, for the New Jersey Skylands Insurance Association consolidated group (“NJSIA”), negative evidence in the form of a multi-year history of net operating losses for tax purposes plus expected break-even or minimal taxable income in future years supported the determination that the realized net deferred tax asset should be fully reserved. For NJSIA, at December 31, 2016, in considering the need for the full valuation allowance, the Company concluded that retaining a deferred tax liability of $2,579 associated with the indefinite long-lived intangibles was appropriate considering this liability cannot be used to offset our net deferred tax asset when determining the amount of valuation allowance required.

The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. At December 31, 2016, 2015 and 2014, the undistributed earnings of the Company’s foreign affiliates were approximately $72,585, $34,257 and $18,443, respectively. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable.

Excluding the Reciprocal Exchanges, the Company had net operating carryforwards of $65,237, $9,453 and $8,693 available for tax purposes for the years December 31, 2016, 2015 and 2014, respectively. The net operating loss carryforwards expire between December 31, 2029 and December 31, 2036.

Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory Federal tax rate of 35.00%. The reasons for such differences are as follows:

	Year Ended December 31, 2016
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$199,335	$10,764	$210,099
Tax rate	35.00%	35.00%	35.00%
Computed “expected” tax expense	$69,767	$3,767	$73,534	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(3,212)	(149)	(3,361)	(1.60)
Non-deductible meals and entertainment	397	—	397	0.19
Exempt foreign income	(13,416)	—	(13,416)	(6.39)
Equity method income	8,890	—	8,890	4.23
Goodwill impairment	2,319	—	2,319	1.10
Statutory equalization reserves	(5,898)	—	(5,898)	(2.81)
State tax	4,824	—	4,824	2.30
Change in valuation allowance	—	(13,403)	(13,403)	(6.38)
Bargain purchase gain	(8,508)	—	(8,508)	(4.05)
Other permanent items	(2,756)	(6)	(2,762)	(1.31)
Total income tax reported	$52,407	$(9,791)	$42,616	20.28%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2015
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$156,646	$7,944	$164,590
Tax rate	35.00%	35.00%	35.00%
Computed “expected” tax expense	$54,826	$2,780	$57,606	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(1,354)	(165)	(1,519)	(0.92)
Non-deductible meals and entertainment	336	—	336	0.20
Exempt foreign income	(11,393)	—	(11,393)	(6.92)
Equity method income	3,726	—	3,726	2.26
Goodwill impairment	6,113	—	6,113	3.71
Statutory equalization reserves	(27,094)	—	(27,094)	(16.46)
State tax	1,754	—	1,754	1.07
Change in valuation allowance	—	(4,025)	(4,025)	(2.45)
Other permanent items	(2,009)	(4,539)	(6,548)	(3.97)
Total income tax reported	$24,905	$(5,949)	$18,956	11.52%

	Year Ended December 31, 2014
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$123,773	$3,670	$127,443
Tax rate	35.00%	35.00%	35.00%
Computed “expected” tax expense	$43,321	$1,285	$44,606	35.00%
Increase (decrease) in actual tax reported resulting from:
Tax-exempt interest	(978)	(86)	(1,064)	(0.83)
Non-deductible meals and entertainment	273	—	273	0.21
Exempt foreign income	(4,304)	—	(4,304)	(3.38)
Goodwill impairment	5,527	—	5,527	4.34
Statutory equalization reserves	(21,237)	—	(21,237)	(16.66)
State tax	2,453	—	2,453	1.92
Other permanent items	(2,343)	(35)	(2,378)	(1.86)
Total income tax reported	$22,712	$1,164	$23,876	18.74%

The Company owns a number of Luxembourg licensed reinsurers. These entities record a statutory equalization reserve which is a compulsory volatility or catastrophe reserve in excess of ordinary reserves determined by a formula based on the volatility of the business ceded to the reinsurance company. Equalization reserves are required to be established for statutory and tax purposes, but are not recognized under GAAP.

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

The Company establishes deferred tax liabilities equal to approximately 30% of the unutilized statutory equalization reserves carried at its Luxembourg reinsurance companies. The deferred tax liability is adjusted each reporting period based primarily on

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

amounts ceded to the Luxembourg reinsurer under the intercompany reinsurance agreements. As the income or loss of the Luxembourg entity is primarily from intercompany activity, the impact on the consolidated pre-tax income for the consolidated group is generally zero. Accordingly, the reduction of the deferred tax liability for the utilization of equalization reserves creates a deferred tax benefit reflected in the income tax provision in the accompanying consolidated statements of income. As there is no net effect on the consolidated pre-tax income from the intercompany reinsurance activity, the impact of these transactions reduces the worldwide effective tax rate of the Company. As of December 31, 2016 and 2015, the Company had approximately $27,730 and $45,927 of unutilized equalization reserves and an associated deferred tax liability of approximately $8,319 and $13,778, respectively. For the years ended December 31, 2016, 2015 and 2014, income tax expense included a tax benefit of $5,898, $27,094, and $21,237, respectively, attributable to the reduction of the deferred tax liability associated with the utilization of equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate by 2.81%, 16.46% and 16.66% for the years ended December 31, 2016, 2015 and 2014, respectively.

As permitted by ASC 740, “Income Taxes,” the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2016 and 2015. No interest or penalties have been recorded by the Company for the years ended December 31, 2016, 2015 and 2014. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. Including the Reciprocal Exchanges, the Company’s subsidiaries are currently open to audit by the IRS for the year ended December 31, 2013, and years thereafter for Federal tax purposes. Including the Reciprocal Exchanges, for state and local tax purposes, the Company is open to audit for tax years ended December 31, 2012 forward, depending on jurisdiction.

16. Debt

7.625% Subordinated Notes due 2055

On August 18, 2015, the Company sold $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 2015. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the years ended December 31, 2016 and 2015 was $7,625 and $2,967, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2016.

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

On October 8, 2015, the Company sold an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance was approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the years ended December 31, 2016, 2015 and 2014, was $23,625, $18,428 and $10,218, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2016.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, has established two special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company (the “Subordinated Debentures”). The Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $2,168 as of December 31, 2016 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. Debentures principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the year ended December 31, 2016 was $546.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the years ended December 31, 2016, 2015 and 2014, was $240, $220 and $110, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, is the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the SPCIC Surplus Notes for the year ended December 31, 2016 was $51.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of December 31, 2016).

On May 31, 2016, the Company borrowed $50,000 under the Credit Agreement, Eurodollar borrowings was elected for interest rate. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.5625% as of December 31, 2016. Interest expense on the Credit Agreement for the year ended December 31, 2016 was $945. The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2016.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of the Company’s acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note (“Century-National Promissory Note”) in the approximate amount of $178,894 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $89,447 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under the Company’s Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the year ended December 31, 2016 was $4,615. (See Note 7, “Acquisitions” for additional information).

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Maturities of the Company’s debt for the five years subsequent to December 31, 2016 are as follows:

December 31,	2017	2018	2019	2020	2021	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	72,168	72,168
Imperial Surplus Notes	—	—	—	—	—	5,000	5,000
SPCIC Surplus Notes	—	—	—	—	—	4,000	4,000
Credit Agreement	—	—	—	50,000	—	—	50,000
Century-National Promissory Note	89,447	89,447	—	—	—	—	178,894
Other	135	—	—	—	—	—	135
Total principal amount of debt	$89,582	$89,447	$—	$50,000	$—	$531,168	$760,197
Less: Unamortized debt issuance costs and unamortized discount							(8,196)
Carrying amount of debt							$752,001

As of December 31, 2016 and 2015, the Company had no outstanding letters of credit.

17. Other Liabilities

Other liabilities at December 31, 2016 and 2015 consisted of the following:

December 31,	2016	2015
Book overdrafts	$86,237	$57,971
Deferred revenue	63,211	65,186
Premium and other taxes and assessments	35,343	17,791
Advance premiums	16,298	9,242
Securities sold, not yet purchased	5,013	—
Deferred rent expense	1,598	—
Total	$207,700	$150,190
NGHC	$161,200	$112,085
Reciprocal Exchanges	46,500	38,105
Total	$207,700	$150,190

18. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among the Company and AII Insurance Management Limited, a subsidiary of AmTrust (“AIIM”), the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

such expenses were $3,436, $2,384 and $1,916 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was a payable to AIIM related to these services in the amount of $926 and $1,909, respectively.

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement with National General Management Corp., a wholly-owned subsidiary of the Company (“Management Corp”). The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five-year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to a Master Services Agreement with National General Management Corp. In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee in the amount of 1.25% of gross premium of the Company and its affiliates written on the system plus the costs for support services. In 2014, AmTrust also began providing the Company services in managing the premium receipts from its lockbox facilities at a variable cost per item processed. The Company recorded expenses and related to the Master Services Agreement of $51,446, $36,742 and $27,072 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was a payable related to the services received under this agreement in the amount of $27,693 and $30,122, respectively.

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

The amounts related to this reinsurance treaty are as follows:

		December 31, 2016	December 31, 2015
Reinsurance Recoverable on Paid and Unpaid Losses		$1,083	$829
Commission Receivable		139	107
Reinsurance Payable		533	395

	Year Ended December 31,
	2016	2015	2014
Ceded Premiums	$2,184	$1,504	$1,317
Ceding Commission Income	443	470	369
Ceded Losses and LAE	1,293	814	811

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with the related entities listed below whereby it ceded 50% of the total net earned premiums and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). On August 1, 2013, the Company terminated the NGHC Quota Share agreement and stopped ceding any net earned premiums and net incurred losses and LAE on business with effective dates after July 31, 2013. The termination was on a run-off basis, meaning the Company continued to cede 50% of the net premiums and the related net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies, the last of which expired on July 31, 2014.

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

loss ratio is 64.5% or greater. Effective October 1, 2012, the parties amended the NGHC Quota Share to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share were determined by arm’s length negotiations and reflect market terms and conditions.

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Insurance Company, a subsidiary of Maiden	25%
Technology Insurance Company, Inc., a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

December 31, 2016	Reinsurance Recoverable on Paid and Unpaid Losses	Commission Receivable	Reinsurance Payable
ACP Re	$12,411	$—	$10,685
Maiden Insurance Company	16,823	—	15,957
Technology Insurance Company	6,729	—	6,383
Total	$35,963	$—	$33,025

December 31, 2015	Reinsurance Recoverable on Paid and Unpaid Losses	Commission Receivable	Reinsurance Payable
ACP Re	$17,298	$—	$9,025
Maiden Insurance Company	28,830	—	15,041
Technology Insurance Company	11,532	—	6,016
Total	$57,660	$—	$30,082

Year Ended December 31, 2016	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$(1,661)	$5,642
Maiden Insurance Company	—	(2,767)	9,403
Technology Insurance Company	—	(1,107)	3,761
Total	$—	$(5,535)	$18,806

Year Ended December 31, 2015	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$(1,226)	$3,657
Maiden Insurance Company	—	(2,057)	6,109
Technology Insurance Company	—	(804)	2,425
Total	$—	$(4,087)	$12,191

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2014	Ceded Premiums	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$12,850	$3,703	$11,486
Maiden Insurance Company	21,416	6,115	19,130
Technology Insurance Company	8,567	2,455	7,671
Total	$42,833	$12,273	$38,287

Included in ceding commission income was $0, $0 and $5,076 for the years ended December 31, 2016, 2015 and 2014, respectively, which represented recovery of successful acquisition cost of the reinsured contracts. These amounts have been netted against acquisition costs and other underwriting expenses in the accompanying consolidated statements of income.

The Company nets the ceded commission receivable against ceded premium payable in the consolidated balance sheets as the NGHC Quota Share Agreement allows for net settlement. The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Insurance Company held assets in trust in the amount of $801 and $13,298, respectively, as of December 31, 2016 and $18,677 and $30,797, respectively, as of December 31, 2015.

LSC Entities, Limited Liability Companies and Limited Partnerships

The Company has formed the LSC Entities, limited liability companies and limited partnerships with related parties. For further discussion see Note 6, “Equity Investments in Unconsolidated Subsidiaries.”

Agreements with ACP Re and Affiliated Entities

In connection with the acquisition of Tower Group International, Ltd. (“Tower”) by ACP Re in 2014, the Company and ACP Re entered into various agreements. In July 2016, Tower’s ten statutory insurance companies (collectively, the “Tower Companies”) merged into CastlePoint National Insurance Company (“CNIC”), with CNIC as the surviving entity, in connection with a conservation plan developed by the Commissioner of Insurance of the State of California (“Conservation Plan”) for CNIC. In September 2016, the Conservation Plan was approved and effective September 20, 2016, the following agreements terminated: (a) the $250,000 Stop-Loss Reinsurance Agreement, dated September 15, 2014, among National General Re, Ltd., a subsidiary of the Company (“NG Re Ltd.”), and AmTrust International Insurance, Ltd., an affiliate of the Company (“AIIL”), as reinsurers, and CastlePoint Reinsurance Company, Ltd. (“CP Re”), a subsidiary of ACP Re, (b) the Stop-Loss Retrocession Contract among AIIL, NG Re and ACP Re, and (c) the Personal Lines Administrative Services Agreement among Management Corp., a subsidiary of the Company, CP Re and Tower Group’s U.S. insurance companies. The Tower Companies are no longer considered a related party.

Personal Lines Master Agreement

On July 23, 2014, the Company and ACP Re entered into the Amended and Restated Personal Lines Master Agreement (the “Master Agreement”). The Master Agreement provided for the implementation of the various transactions associated with the acquisition of Tower by ACP Re. In addition, the Master Agreement required the Company to pay ACP Re a contingent consideration in the form of a three-year earnout (the “ACP Re Contingent Payments”) of 3% of gross premium written of the Tower personal lines business written or assumed by the Company following the Merger. The ACP Re Contingent Payments were subject to a maximum of $30,000, in the aggregate, over the three-year period. As of December 31, 2016 and 2015, the fair values of the remaining ACP Re Contingent Payments were $0 and $16,071, respectively.

PL Reinsurance Agreement and the Personal Lines Cut-Through Quota Share Reinsurance Agreement

Integon National entered into the Personal Lines Quota Share Reinsurance Agreement (the “PL Reinsurance Agreement”), with the Tower Companies, pursuant to which Integon National reinsured 100% of all losses under the Tower Companies’ new and renewal personal lines business written after September 15, 2014. The ceding commission payable by Integon National under the PL Reinsurance Agreement was equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of the business covered, including commission payable to National General Insurance Marketing, Inc., a subsidiary of the Company (“NGIM”), pursuant to the PL MGA Agreement (as defined below), and premium taxes and (ii) 2% of gross premium written (net of cancellations and return premiums) collected pursuant to the PL MGA Agreement. In connection with the execution of the PL Reinsurance Agreement, the Personal Lines Cut-Through Quota Share Reinsurance Agreement, dated January 3, 2014, by and among the Tower Companies and Integon National (the “Cut-Through Reinsurance Agreement”), was terminated on a run-off basis, with the reinsurance of all policies reinsured under such agreement remaining in effect.

As part of the Conservation Plan the net receivable due from Tower was settled. As of December 31, 2015, there was a net receivable due from the Tower Companies of $46,565. As a result of the PL Reinsurance Agreement and the Cut-Through Reinsurance Agreement and before the Conservation Plan, for the years ended December 31, 2016, 2015 and 2014, the Company assumed $14,714, $144,497 and $439,578, respectively, of premium from the Tower Companies and recorded $3,248, $38,550 and $110,490, respectively, of assumed commission expense. For the years ended December 31, 2016, 2015 and 2014, the Company earned premium of $52,985, $248,544 and $284,480, respectively, under these reinsurance agreements. For the years ended December 31, 2016, 2015 and 2014, the Company incurred losses and loss adjustment expenses of $44,694, $159,814 and $154,577, respectively, under these reinsurance agreements.

PL MGA Agreement

NGIM produced and managed all new and renewal personal lines business of the Tower Companies pursuant to a Personal Lines Managing General Agency Agreement (the “PL MGA Agreement”). As described above, all post-September 15, 2014 personal lines business written by the Tower Companies were reinsured by Integon National pursuant to the PL Reinsurance Agreement. The Tower Companies paid NGIM a 10% commission on all business written pursuant to the PL MGA Agreement. All payments by the Tower Companies to NGIM pursuant to the PL MGA Agreement were netted out of the ceding commission payable by Integon National to the Tower Companies pursuant to the PL Reinsurance Agreement. Before the Conservation Plan, the Company recorded $1,471, $12,428 and $8,826, respectively, of commission income for the years ended December 31, 2016, 2015 and 2014 as a result of the PL MGA Agreement.

PL Administrative Services Agreement

Management Corp., a subsidiary of the Company, the Tower Companies and an affiliated company, CP Re, entered into the Personal Lines LPTA Administrative Services Agreement (the “PL Administrative Agreement”), pursuant to which Management Corp. administered the run-off of CP Re’s and the Tower Companies’ personal lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimbursed Management Corp. for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to Management Corp.’s claims systems and an allocated portion of the claims service expenses paid by Integon National to the Tower Companies pursuant to the Cut-Through Reinsurance Agreement. As a result of the PL Administrative Agreement and before the Conservation Plan, the Company was reimbursed $68,471, $3,379 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. As part of the Conservation Plan the net receivable related to the PL Administrative Agreement was settled. As of December 31, 2015, there was a receivable related to the PL Administrative Agreement of $11,795. On September 20, 2016, the PL Administrative Agreement was terminated.

Stop-Loss and Retrocession Agreements

NG Re Ltd., a subsidiary of the Company, along with AIIL, an affiliate of the Company, as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. NG Re Ltd. and AIIL also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re was obligated to reinsure the full amount of any payments that NG Re Ltd. and AIIL were obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of NG Re Ltd. and AIIL provided, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement was triggered only at such time as CP Re’s ultimate paid net loss related to the run-off of the pre-September 15, 2014 Tower business exceeded a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which, the parties to the Loss Portfolio Transfer Agreement have agreed will be established upon reevaluation as of December 31, 2015. CP Re was to pay AIIL and NG Re Ltd. total premium of $56,000 on the fifth anniversary of the Stop-Loss Agreement. The premium payable by NG Re Ltd. and AIIL to ACP Re pursuant to the Retrocession Agreement was $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by NG Re Ltd. and

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

AIIL. The Company recorded this reinsurance transaction under the deposit method of accounting. On September 20, 2016, the Stop-Loss Agreement and Retrocession Agreement were terminated.

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

On July 28, 2016, the parties entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement. The parties to the Restatement Agreement agreed to restate the ACP Re Credit Agreement as a result of a $200,000 contribution (the “Contribution”) by the Michael Karfunkel Family 2005 Trust (the “Trust”) and members of the Michael Karfunkel family to CNIC. The Contribution was made in connection with the Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC as successor by merger to the Tower Companies. The restated terms of the ACP Re Credit Agreement became effective on September 20, 2016.

Under the restated terms, the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by the Trust. The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant. The maturity date changed from September 15, 2021 to September 20, 2036. Interest on the outstanding principal balance of $250,000 changed from a fixed annual rate of 7% to a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default. The Company recorded interest income of approximately $7,593, $8,701 and $2,601 for the years ended December 31, 2016, 2015 and 2014, respectively, under the ACP Re Credit Agreement.

At June 30, 2016, based on the consolidated financial condition of ACP Re and the continued losses from its subsidiaries' legacy Tower book of business, management of the Company identified the loan for impairment evaluation. Management determined that it was probable for the Company to be unable to collect all the contractual principal and interest payments as scheduled in the original ACP Re Credit Agreement, deeming the loan impaired. While the loan was considered impaired at June 30, 2016, the Restatement Agreement contains a Maintenance Covenant with a collateral interest which exceeded the $125,000 outstanding balance. As such, management determined no write down or reserve was needed for the carrying value of the loan at June 30, 2016 or December 31, 2016. Interest income during the period the loan was impaired was $3,218 for the year ended December 31, 2016. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of our reserve position based on collateral levels maintained. The Company continues to accrue interest on the loan as all contractually required interest payments have been made in accordance with the terms of the ACP Re Credit Agreement.

Surplus Notes of the Reciprocal Exchanges

The Reciprocal Exchanges issued the Reciprocal Exchanges' Surplus Notes when they were originally capitalized. The obligation to repay principal and interest on the Reciprocal Exchanges’ Surplus Notes is subordinated to the Reciprocal Exchanges’ other liabilities. Principal and interest on the Reciprocal Exchanges’ Surplus Notes are payable only with regulatory approval. Effective March 31, 2016, the Company purchased the Reciprocal Exchanges' Surplus Notes from subsidiaries of ACP Re for an aggregate amount of approximately $88,900. The purchase price was based on an independent third-party valuation of the fair market value of the surplus notes. At December 31, 2016, the surplus notes receivable and the surplus notes payable are eliminated upon consolidation.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

19. Commitments and Contingencies

Lease Commitments

The Company has various lease agreements for office space, store fronts and equipment. The Company is obligated under leases for office space and store fronts expiring at various dates through 2029. The office space and store fronts lease expense for the years ended December 31, 2016, 2015 and 2014 was $24,772, $14,310 and $12,131, respectively. The Company’s future minimum lease payments as of December 31, 2016, for each of the next five years and thereafter are as follows:

Year Ending December 31,	Operating Leases	Capital Leases	Total
2017	$28,042	$3,687	$31,729
2018	23,874	4,787	28,661
2019	20,961	4,958	25,919
2020	16,890	5,134	22,024
2021	14,177	2,107	16,284
Thereafter	47,192	1,920	49,112
Total	$151,136	$22,593	$173,729

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

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for bonuses, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

Year Ending December 31,
2017	$6,004
2018	2,947
2019	1,558
2020	29
2021	—
Total	$10,538

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

20. Stockholders’ Equity

Common Stock

On February 19, 2014, the Company sold 13,570,000 shares of common stock in a private placement in reliance on exemptions from registration under the Securities Act of 1933 at a price of $14.00 per share, subject to a placement fee of $0.840 per share. The Company recorded the cost of obtaining new capital as a reduction of the related proceeds. The cost of issuance of stock of approximately $12,146 was charged directly to additional paid-in capital. The net proceeds to the Company after expenses were approximately $177,833.

On August 18, 2015, the Company issued 11,500,000 shares of common stock in a public offering, including 1,500,000 shares issued pursuant to the underwriters’ over-allotment option. The common stock offering was priced to the public at $19.00 per share, resulting in net proceeds of $210,853, after deducting underwriting discount, but before expenses. The cost of issuance of stock of approximately $7,858 was charged directly to additional paid-in capital. The net proceeds to the Company after underwriting discount, commissions and expenses were approximately $210,642.

On October 7, 2016, the Company issued 272,609 shares of common stock in connection with the acquisition of SPCIC. (See Note 7, “Acquisitions” for additional information).

Preferred Stock

On June 25, 2014, the Company issued 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock (“Series A Preferred Stock”) in a public offering. Dividends on the Series A Preferred Stock when, as and if declared by the Company’s Board of Directors (the “Board”) or a duly authorized committee of the Board, will be payable on the liquidation preference amount of $25.00 per share, on a non-cumulative basis, quarterly in arrears on the 15th day of January, April, July and October of each year (each, a “dividend payment date”), commencing on October 15, 2014, at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The net proceeds the Company received from the issuance was approximately $53,164, after deducting the underwriting discount and issuance expenses.

On March 27, 2015, the Company completed a public offering of 6,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on July 15, 2015, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to April 15, 2020. After that date, the Company may redeem at its option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 6,000,000 depositary shares (equivalent to 150,000 shares of Series B Preferred Stock) were issued. Net proceeds from this offering were $145,275. The Company incurred $4,975 in underwriting discount, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

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

On July 7, 2016, the Company completed a public offering of 8,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2016, from and including the date of original issuance. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued, including the underwriters’ over-allotment option. Net proceeds from this offering were $193,518. The Company incurred approximately $6,482 in underwriting discounts, commissions and expenses, which were recognized as a reduction to additional paid-in capital.

21. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $5,251, $3,729 and $2,265 for the years ended December 31, 2016, 2015 and 2014, respectively.

22. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to: (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Risk-Based Capital

Property and casualty insurance companies in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of statutory capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2016 and 2015, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the U.S. exceeded the RBC requirements.

For NG Re Ltd., the required statutory capital and surplus amount (known as the “Target Capital Level”), by the Bermuda Monetary Authority (“BMA”), is equal to 1.2 times the enhanced capital requirement based on a level of risk based capital. As of December 31, 2016 and 2015, the Company maintained the minimum capital required by the BMA.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Statutory Financial Data

Statutory capital and surplus as of December 31, 2016, 2015 and 2014, and statutory net income (loss) for the years ended December 31, 2016, 2015 and 2014, as per the annual financial statements of the Company’s insurance subsidiaries as of December 31 were as follows:

December 31, 2016	Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$23,437	$(312)
National General Insurance Company	25,319	995
Integon Preferred Insurance Company	6,690	141
Integon National Insurance Company	594,437	50,408
MIC General Insurance Corporation	17,261	250
National General Assurance Company	17,019	177
Integon Casualty Insurance Company	6,354	64
New South Insurance Company	7,860	119
Integon General Insurance Corporation	6,461	(253)
National General Insurance Online, Inc.	11,339	53
National Health Insurance Company	12,048	2,957
National General Premier Insurance Company	16,428	247
Imperial Fire and Casualty Insurance Company	25,629	2,775
Agent Alliance Insurance Company	49,966	895
Century-National Insurance Company	248,029	10,425
Standard Property and Casualty Insurance Company	22,684	45
Direct General Insurance Company	112,980	1,887
Direct General Insurance Company of Louisiana	10,619	187
Direct General Insurance Company of Mississippi	11,757	465
Direct General Life Insurance Company	15,115	3,302
Direct Insurance Company	23,548	372
Direct National Insurance Company	5,482	(1,109)
National General Re Ltd.	718,528	14,052
National General Insurance Luxembourg, S.A.	25,294	308
National General Life Insurance Europe, S.A.	27,040	3,306

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$37,316	$(2,195)
National General Insurance Company	26,294	378
Integon Preferred Insurance Company	6,769	324
Integon National Insurance Company	448,339	(9,995)
MIC General Insurance Corporation	19,042	(52)
National General Assurance Company	16,819	130
Integon Casualty Insurance Company	6,269	120
New South Insurance Company	7,632	203
Integon General Insurance Corporation	6,305	493
National General Insurance Online, Inc.	11,340	218
National Health Insurance Company	13,796	893
National General Premier Insurance Company	16,155	667
Imperial Fire and Casualty Insurance Company	40,572	3,021
National Automotive Insurance Company	7,103	544
Agent Alliance Insurance Company	48,811	387
National General Re Ltd.	601,276	163,872
National General Insurance Luxembourg, S.A.	32,922	925
National General Life Insurance Europe, S.A.	28,770	7,346

December 31, 2014	Statutory Capital and Surplus	Statutory Net Income (Loss)
Integon Indemnity Corporation	$32,879	$18
National General Insurance Company	27,923	527
Integon Preferred Insurance Company	9,324	(66)
Integon National Insurance Company	332,405	11,397
MIC General Insurance Corporation	19,800	50
National General Assurance Company	17,490	195
Integon Casualty Insurance Company	11,453	135
New South Insurance Company	6,890	321
Integon General Insurance Corporation	11,310	353
National General Insurance Online, Inc.	10,878	(53)
National Health Insurance Company	11,536	1,169
National General Premier Insurance Company	15,520	789
Imperial Fire and Casualty Insurance Company	41,018	178
National Automotive Insurance Company	7,013	1,502
Agent Alliance Insurance Company	16,464	(147)
National General Re Ltd.	442,400	54,688
National General Insurance Luxembourg, S.A.	14,638	402
National General Life Insurance Europe, S.A.	15,000	(354)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP. For the years ended December 31, 2016, 2015 and 2014, the Reciprocal Exchanges had combined SAP net income (loss) of $23,884, $23,346 and $(3,646), respectively. At December 31, 2016 and 2015, the Reciprocal Exchanges had combined statutory capital and surplus of $149,288 and $119,330, respectively. The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2016 and 2015, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels. The Reciprocal Exchanges are not owned by the Company, but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company. In addition, no dividends can be paid from the Reciprocal Exchanges to the Company.

Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $397,125 and $360,070 as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, there were $29,500, $23,751 and $12,000 of dividends and return of capital paid by the insurance subsidiaries to their parent company or the Company, respectively. The Company obtained permission from the states of domicile before the dividends were paid.

23. Share-Based Compensation

The Company currently has two equity incentive plan (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2016, approximately 1,458,772 shares of Company common stock remained available for grants under the Plans.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

No options were granted for the years ended December 31, 2016 and 2015. The fair value for stock options was estimated at the date of grant with the following assumptions for the year ended December 31, 2014:

	2014
	Low-End	High End
Expected price volatility	27.00%	35.00%
Risk-free interest rate	1.74%	2.26%
Weighted average expected life (in years)	5.50	7.00
Forfeiture rate	10.00%	10.00%
Dividend rate	0.40%	0.40%

Expected Price Volatility - this is a measure of the amount by which a price has fluctuated or is expected to fluctuate.

Risk-Free Interest Rate - this is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Weighted Average Expected Life - this is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - this is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield - this is calculated by dividing the expected annual dividend by the share price of the Company at the valuation date. An increase in the dividend yield will decrease compensation expense.

A summary of the Company’s stock option activity for the years ended December 31, 2016, 2015 and 2014 is shown below:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,123,809	$9.31	5,110,593	$8.88	5,058,363	$8.48
Granted	—	—	—	—	195,000	17.63
Exercised	(522,967)	8.81	(584,296)	6.31	(125,582)	6.43
Forfeited	(17,172)	7.52	(30,759)	8.26	(17,188)	7.52
Withheld (1)	—	—	(371,729)	6.97	—	—
Outstanding at end of year	3,583,670	$9.29	4,123,809	$9.31	5,110,593	$8.88

(1) Represents shares withheld by the Company to satisfy income tax withholding liability.

The weighted average grant-date fair value of the options granted in 2014 was $6.76. The Company had approximately $6,041 and $9,069 of unrecognized compensation cost related to unvested stock options as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, all option grants outstanding had an approximate weighted average remaining life of 5.9 and 6.8 years, respectively. As of December 31, 2016 and 2015, options exercisable had an approximate weighted average remaining life of 5.9 and 6.7 years, respectively. As of December 31, 2016 and 2015, there were approximately 3,028,989 and 2,686,762 exercisable shares with a weighted-average exercise price of $9.01 and $8.31, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $6,533, $7,973 and $1,325, respectively. The intrinsic value of stock options that were outstanding as of December 31, 2016 and 2015 was $56,248 and $52,261, respectively. The intrinsic value of stock options that were exercisable as of December 31, 2016 and 2015 was $48,406 and $36,396, respectively.

Cash received from options exercised was $5,140, $2,595 and $796 during the years ended December 31, 2016, 2015 and 2014, respectively. The excess tax benefit from award exercises was approximately $1,813, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the Company’s RSU activity for the years ended December 31, 2016, 2015 and 2014 is shown below:

	Year Ended December 31,
	2016		2015		2014
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	362,674	$19.16	327,555	$17.44	—	$—
Granted	348,292	20.11	216,910	20.34	330,555	17.45
Vested	(78,185)	14.05	(42,653)	17.31	—	—
Forfeited	(21,022)	14.28	(115,551)	17.57	(3,000)	18.02
Withheld (1)	(43,787)	14.05	(23,587)	17.30	—	—
Non-vested at end of year	567,972	$16.64	362,674	$19.16	327,555	$17.44

(1) Represents shares withheld by the Company to satisfy income tax withholding liability.

Compensation expense for all share-based compensation under ASC 718-10-30 was $8,221, $5,937 and $2,859 during 2016, 2015 and 2014, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

24. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to NGHC	$172,216	$142,252	$102,243
Less: Dividends on preferred stock	(24,333)	(14,025)	(2,291)
Net income attributable to NGHC common stockholders	$147,883	$128,227	$99,952
Denominator:
Weighted average number of common shares outstanding – basic	105,951,752	98,241,904	91,499,122
Potentially dilutive securities:
Share options	1,891,083	2,119,358	1,868,171
Restricted stock units	435,483	362,674	148,124
Weighted average number of common shares outstanding – diluted	108,278,318	100,723,936	93,515,417

Basic earnings per share attributable to NGHC common stockholders	$1.40	$1.31	$1.09
Diluted earnings per share attributable to NGHC common stockholders	$1.37	$1.27	$1.07

As of December 31, 2016, 2015 and 2014, 1,556,441, 2,432,421 and 2,674,014 share options, respectively, were excluded from diluted earnings per common share as they were anti-dilutive.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

25. Segment Information

The Company currently operates two business segments, Property and Casualty and Accident and Health. The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of the Company’s investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated to Corporate and Other.

The Property and Casualty segment, which includes the Reciprocal Exchanges and the Management Companies, reports the management fees earned by the Company from the Reciprocal Exchanges for underwriting, investment management and other services as service and fee income for the Company. The effects of these transactions between the Company and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income.

The following tables summarize the results of operations of the Company’s operating segments:

Year Ended December 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$3,035,498	$464,010	$—	$3,499,508
Ceded premiums	(382,860)	(45,342)	—	(428,202)
Net premium written	2,652,638	418,668	—	3,071,306
Change in unearned premium	(73,284)	(4,241)	—	(77,525)
Net earned premium	2,579,354	414,427	—	2,993,781
Ceding commission income	44,269	1,331	—	45,600
Service and fee income	241,881	138,936	—	380,817
Total underwriting revenues	2,865,504	554,694	—	3,420,198
Underwriting expenses:
Loss and loss adjustment expense	1,659,178	299,367	—	1,958,545
Acquisition costs and other underwriting expenses	394,428	102,730	—	497,158
General and administrative expenses	712,707	131,407	—	844,114
Total underwriting expenses	2,766,313	533,504	—	3,299,817
Underwriting income	99,191	21,190	—	120,381
Net investment income	—	—	99,586	99,586
Net realized and unrealized gain on investments	—	—	3,854	3,854
Bargain purchase gain and other revenue	—	—	26,458	26,458
Equity in earnings of unconsolidated subsidiaries	—	—	25,401	25,401
Interest expense	—	—	(40,180)	(40,180)
Provision for income taxes	—	—	(42,616)	(42,616)
Net (income) attributable to non-controlling interest	—	—	(20,668)	(20,668)
Net income attributable to NGHC	$99,191	$21,190	$51,835	$172,216
NGHC	$91,152	$21,190	$59,874	$172,216
Reciprocal Exchanges	8,039	—	(8,039)	—
Net income attributable to NGHC	$99,191	$21,190	$51,835	$172,216

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,337,826	$251,922	$—	$2,589,748
Ceded premiums	(367,533)	(35,969)	—	(403,502)
Net premium written	1,970,293	215,953	—	2,186,246
Change in unearned premium	(51,784)	(4,652)	—	(56,436)
Net earned premium	1,918,509	211,301	—	2,129,810
Ceding commission income	42,699	1,091	—	43,790
Service and fee income	174,738	98,810	—	273,548
Total underwriting revenues	2,135,946	311,202	—	2,447,148
Underwriting expenses:
Loss and loss adjustment expense	1,210,319	171,322	—	1,381,641
Acquisition costs and other underwriting expenses	339,931	65,999	—	405,930
General and administrative expenses	448,236	82,111	—	530,347
Total underwriting expenses	1,998,486	319,432	—	2,317,918
Underwriting income (loss)	137,460	(8,230)	—	129,230
Net investment income	—	—	75,340	75,340
Net realized and unrealized loss on investments	—	—	(10,307)	(10,307)
Other expense	—	—	(788)	(788)
Equity in earnings of unconsolidated subsidiaries	—	—	10,643	10,643
Interest expense	—	—	(28,885)	(28,885)
Provision for income taxes	—	—	(18,956)	(18,956)
Net (income) attributable to non-controlling interest	—	—	(14,025)	(14,025)
Net income (loss) attributable to NGHC	$137,460	$(8,230)	$13,022	$142,252
NGHC	$134,117	$(8,230)	$16,365	$142,252
Reciprocal Exchanges	3,343	—	(3,343)	—
Net income (loss) attributable to NGHC	$137,460	$(8,230)	$13,022	$142,252

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Year Ended December 31, 2014	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,994,708	$140,399	$—	$2,135,107
Ceded premiums	(264,686)	(397)	—	(265,083)
Net premium written	1,730,022	140,002	—	1,870,024
Change in unearned premium	(217,278)	(19,526)	—	(236,804)
Net earned premium	1,512,744	120,476	—	1,633,220
Ceding commission income	12,430	—	—	12,430
Service and fee income	110,114	58,457	—	168,571
Total underwriting revenues	1,635,288	178,933	—	1,814,221
Underwriting expenses:
Loss and loss adjustment expense	967,176	85,889	—	1,053,065
Acquisition costs and other underwriting expenses	260,397	54,692	—	315,089
General and administrative expenses	292,145	56,617	—	348,762
Total underwriting expenses	1,519,718	197,198	—	1,716,916
Underwriting income (loss)	115,570	(18,265)	—	97,305
Net investment income	—	—	52,426	52,426
Net realized and unrealized loss on investments	—	—	(2,892)	(2,892)
Other expense	—	—	(1,660)	(1,660)
Equity in earnings of unconsolidated subsidiaries	—	—	1,180	1,180
Interest expense	—	—	(17,736)	(17,736)
Provision for income taxes	—	—	(23,876)	(23,876)
Net (income) attributable to non-controlling interest	—	—	(2,504)	(2,504)
Net income (loss) attributable to NGHC	$115,570	$(18,265)	$4,938	$102,243
NGHC	$107,975	$(18,265)	$12,533	$102,243
Reciprocal Exchanges	7,595	—	(7,595)	—
Net income (loss) attributable to NGHC	$115,570	$(18,265)	$4,938	$102,243

The following tables summarize the financial position of the Company’s operating segments as of December 31, 2016 and 2015:

December 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,008,407	$149,701	$—	$1,158,108
Deferred acquisition costs	207,597	13,325	—	220,922
Reinsurance recoverable on unpaid losses	869,864	10,933	—	880,797
Prepaid reinsurance premiums	156,970	—	—	156,970
Goodwill and Intangible assets, net	524,981	98,029	—	623,010
Prepaid and other assets	28,077	25,854	412	54,343
Corporate and other assets	—	—	4,150,831	4,150,831
Total assets	$2,795,896	$297,842	$4,151,243	$7,244,981

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2015	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$684,857	$73,776	$—	$758,633
Deferred acquisition costs	153,767	6,764	—	160,531
Reinsurance recoverable on unpaid losses	832,593	583	—	833,176
Prepaid reinsurance premiums	128,343	—	—	128,343
Goodwill and Intangible assets, net	366,021	95,291	—	461,312
Prepaid and other assets	19,914	17,504	4,066	41,484
Corporate and other assets	—	—	3,179,913	3,179,913
Total assets	$2,185,495	$193,918	$3,183,979	$5,563,392

The following tables show an analysis of the Company’s gross and net premiums written and net earned premium by geographical location for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$3,155,003	$241,540	$3,396,543	$2,217,844	$283,582	$2,501,426
Gross premium written - Europe	102,965	—	102,965	88,322	—	88,322
Total	$3,257,968	$241,540	$3,499,508	$2,306,166	$283,582	$2,589,748

Net premium written - North America	$1,700,810	$120,548	$1,821,358	$922,386	$126,091	$1,048,477
Net premium written - Bermuda	1,124,084	—	1,124,084	1,009,447	—	1,009,447
Net premium written - Europe	125,864	—	125,864	128,322	—	128,322
Total	$2,950,758	$120,548	$3,071,306	$2,060,155	$126,091	$2,186,246

Net earned premium - North America	$1,638,871	$110,395	$1,749,266	$862,034	$134,709	$996,743
Net earned premium - Bermuda	1,124,084	—	1,124,084	1,009,447	—	1,009,447
Net earned premium - Europe	120,431	—	120,431	123,620	—	123,620
Total	$2,883,386	$110,395	$2,993,781	$1,995,101	$134,709	$2,129,810

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2014
	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,965,942	$70,042	$2,035,984
Gross premium written - Europe	99,123	—	99,123
Total	$2,065,065	$70,042	$2,135,107

Net premium written - North America	$927,760	$53,076	$980,836
Net premium written - Bermuda	750,065	—	750,065
Net premium written - Europe	139,123	—	139,123
Total	$1,816,948	$53,076	$1,870,024

Net earned premium - North America	$715,906	$47,622	$763,528
Net earned premium - Bermuda	750,065	—	750,065
Net earned premium - Europe	119,627	—	119,627
Total	$1,585,598	$47,622	$1,633,220

The following tables show an analysis of the Company’s gross premium written, net premium written and net earned premium by product type for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Gross Premium Written	2016	2015	2014
Property and Casualty
Personal Auto	$1,548,365	$1,240,224	$1,241,575
Homeowners	410,565	327,299	366,997
RV/Packaged	165,919	154,929	153,553
Commercial Auto	257,075	187,686	146,124
Lender-placed insurance	376,058	126,570	—
Other	35,976	17,536	16,417
Property and Casualty	$2,793,958	$2,054,244	$1,924,666
Accident and Health	464,010	251,922	140,399
NGHC Total	$3,257,968	$2,306,166	$2,065,065

Reciprocal Exchanges
Personal Auto	$73,680	$88,494	$32,436
Homeowners	161,510	187,424	33,028
Other	6,350	7,664	4,578
Reciprocal Exchanges Total	$241,540	$283,582	$70,042

Total	$3,499,508	$2,589,748	$2,135,107

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Premium Written	2016	2015	2014
Property and Casualty
Personal Auto	$1,380,125	$1,070,852	$1,047,795
Homeowners	369,810	309,775	333,586
RV/Packaged	165,025	153,501	148,456
Commercial Auto	234,101	170,720	132,002
Lender-placed insurance	363,896	125,693	—
Other	19,133	13,661	15,107
Property and Casualty	$2,532,090	$1,844,202	$1,676,946
Accident and Health	418,668	215,953	140,002
NGHC Total	$2,950,758	$2,060,155	$1,816,948

Reciprocal Exchanges
Personal Auto	$44,661	$50,686	$32,075
Homeowners	71,367	67,796	17,127
Other	4,520	7,609	3,874
Reciprocal Exchanges Total	$120,548	$126,091	$53,076

Total	$3,071,306	$2,186,246	$1,870,024

	Year Ended December 31,
Net Earned Premium	2016	2015	2014
Property and Casualty
Personal Auto	$1,292,563	$1,054,529	$979,082
Homeowners	353,228	286,920	204,285
RV/Packaged	158,256	150,290	147,587
Commercial Auto	217,919	154,565	118,759
Lender-placed insurance	422,645	123,274	—
Other	24,348	14,222	15,409
Property and Casualty	$2,468,959	$1,783,800	$1,465,122
Accident and Health	414,427	211,301	120,476
NGHC Total	$2,883,386	$1,995,101	$1,585,598

Reciprocal Exchanges
Personal Auto	$42,225	$74,477	$28,405
Homeowners	61,748	54,565	15,779
Other	6,422	5,667	3,438
Reciprocal Exchanges Total	$110,395	$134,709	$47,622

Total	$2,993,781	$2,129,810	$1,633,220

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

26. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly financial data:

	2016
	March 31,	June 30,	September 30,	December 31,
Total revenues	$775,957	$846,184	$896,776	$1,031,179
Total expenses	707,717	781,291	859,785	991,204
Provision for income taxes	18,083	14,551	8,805	1,177
Equity in earnings of unconsolidated subsidiaries	6,682	7,356	2,953	8,410
Net income	56,839	57,698	31,139	47,208
Net income attributable to NGHC	56,827	48,470	28,130	38,789
Net income attributable to NGHC common stockholders	52,702	44,345	19,922	30,914
Comprehensive income (loss)	80,787	104,425	55,159	(13,909)
Comprehensive income (loss) attributable to NGHC	$80,775	$88,660	$50,836	$(15,931)
Basic earnings per common share	$0.50	$0.42	$0.19	$0.29
Diluted earnings per common share	$0.49	$0.41	$0.18	$0.28

	2015
	March 31,	June 30,	September 30,	December 31,
Total revenues	$557,695	$553,653	$590,039	$810,006
Total expenses	511,338	511,090	539,012	785,363
Provision (benefit) for income taxes	8,387	7,891	8,614	(5,936)
Equity in earnings of unconsolidated subsidiaries	4,958	1,654	2,288	1,743
Net income	42,928	36,326	44,701	32,322
Net income attributable to NGHC	42,768	38,527	43,113	17,844
Net income attributable to NGHC common stockholders	41,737	33,783	38,988	13,719
Comprehensive income	57,120	13,797	31,798	9,992
Comprehensive income (loss) attributable to NGHC	$55,259	$20,837	$30,566	$(4,016)
Basic earnings per common share	$0.45	$0.36	$0.39	$0.13
Diluted earnings per common share	$0.43	$0.35	$0.38	$0.13

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2016	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$46,144	$46,561	$46,561
States, municipalities and political subdivisions	460,089	452,311	452,311
Foreign governments	60,025	56,799	56,799
Public utilities	79,191	81,681	81,681
All other corporate bonds (2)	2,427,311	2,463,124	2,463,124
Certificates of deposit	21,178	21,178	21,178
Total Fixed Maturities	3,093,938	3,121,654	3,121,654

Equity Securities:
Common stock:
Public utilities, banks, trust and insurance companies	6,593	8,729	8,729
Industrial, miscellaneous and all other	42,857	49,420	49,420
Nonredeemable preferred stocks	1,580	1,562	1,562
Total Equity Securities	51,030	59,711	59,711

Other Investments (3)	85,722	85,722	85,722
Other Short-term Investments (3)	15,674	15,674	15,674
Total Investments (other than investments in related parties)	$3,246,364	$3,282,761	$3,282,761

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)	Includes structured securities, residential and commercial mortgage-backed securities.

(3)	Approximates market value.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands, Except Shares and Par Value per Share)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $36,132 and $229,405)	$36,717	$230,952
Equity investment in unconsolidated subsidiaries	4,189	4,139
Equity investment in consolidated subsidiaries	2,528,481	1,782,748
Total investments	2,569,387	2,017,839
Cash and cash equivalents	23,609	16,642
Accrued investment income	234	858
Due from affiliates	27,088	1,843
Premiums and other receivables, net	552	445
Deferred tax asset	8,345	7,992
Income tax receivable	—	19,931
Prepaid and other assets	412	—
Total Assets	$2,629,627	$2,065,550
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$22,179	$35,365
Securities sold under agreements to repurchase, at contract value	—	52,484
Income tax payable	11,246	—
Debt	670,698	441,061
Total Liabilities	$704,123	$528,910
Stockholders' Equity:
Total Stockholders' Equity	$1,925,504	$1,536,640
Total Liabilities and Stockholders' Equity	$2,629,627	$2,065,550

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Income:
Investment income	$8,777	$3,813	$3,416
Net realized gain (loss) on investments	793	(534)	(2,489)
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	235,817	160,396	112,850
Total income	245,387	163,675	113,777
Expenses:
Interest expense	38,817	24,065	11,753
Other (income) expense, net	(4,246)	321	273
Total expenses	34,571	24,386	12,026
Income before provision (benefit) for income taxes	210,816	139,289	101,751
Provision (benefit) for income taxes	17,932	(16,988)	(2,996)
Net income	192,884	156,277	104,747
Less: Net (income) attributable to non-controlling interest	(20,668)	(14,025)	(2,504)
Net income attributable to NGHC	172,216	142,252	102,243
Dividends on preferred stock	(24,333)	(14,025)	(2,291)
Net income attributable to NGHC common stockholders	$147,883	$128,227	$99,952

Other comprehensive income (loss), net of tax:
Changes in:
Foreign currency translation adjustment	$1,460	$1,026	$(5,171)
Net realized and unrealized gain (loss) on investments	32,118	(44,596)	18,620
Other comprehensive income (loss), net of tax	33,578	(43,570)	13,449
Comprehensive income	226,462	112,707	118,196
Less: Comprehensive (income) attributable to non-controlling interest	(22,122)	(10,061)	(3,186)
Comprehensive income attributable to NGHC	$204,340	$102,646	$115,010

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$192,884	$156,277	$104,747
Reconciliation of net income to net cash provided by (used in) operating activities:
Net amortization of premium (discount) on fixed maturities	1,008	(296)	2,596
Stock-compensation expense	8,221	5,937	2,859
Other net realized (gain) loss on investments	(793)	534	2,489
Equity in earnings of unconsolidated subsidiaries	(247,457)	(213,288)	(118,870)
Foreign currency translation adjustment	—	(139)	(1,655)
Changes in assets and liabilities:
Accrued interest	624	(111)	25
Other assets	(519)	(445)	—
Due to/from affiliates	(25,245)	(11,109)	25,533
Deferred tax asset	(15)	1,187	(19,537)
Income tax receivable/payable	31,177	(26,548)	6,754
Other liabilities	(17,998)	(4,869)	28,714
Net cash provided by (used in) operating activities	(58,113)	(92,870)	33,655
Cash flows from investing activities:
Purchases of fixed maturities	(478,502)	(569,632)	(102,191)
Proceeds from sale of fixed maturities	672,323	355,576	173,804
Investment in consolidated subsidiaries	(297,164)	(275,598)	(517,953)
Purchase of other investments	—	(4,139)	—
Net cash used in investing activities	(103,343)	(493,793)	(446,340)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	(52,484)	52,484	—
Proceeds from debt	50,000	195,400	245,077
Repayments of debt and return of capital	(150)	—	(59,200)
Issuances of common and preferred stock, net of fees	198,460	370,194	230,997
Dividends paid to common and preferred shareholders	(34,356)	(18,650)	(4,860)
Exercises of stock options	5,140	2,595	796
Excess tax benefits on shared-based payments arrangements	1,813	—	—
Net cash provided by financing activities	168,423	602,023	412,810
Net increase in cash and cash equivalents	6,967	15,360	125
Cash and cash equivalents, beginning of the year	16,642	1,282	1,157
Cash and cash equivalents, end of the year	$23,609	$16,642	$1,282

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES — PARENT COMPANY ONLY

1. Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2. Dividends

For information relating to cash dividends paid to the registrant or the Company by its consolidated subsidiaries and investees accounted for by the equity method. See Note 22, “Statutory Financial Data, Risk-Based Capital and Dividend Restrictions” in the notes to our consolidated financial statements.

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

Year Ended December 31,

Segment	Deferred Policy Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2016
Property and casualty	$207,597	$2,073,466	$1,613,213	$2,579,354	$—	$1,659,178	$365,802	$28,626	$2,652,638
Accident and health	13,325	191,606	22,412	414,427	—	299,367	45,199	57,531	418,668
Corporate and other	—	—	—	—	99,586	—	—	—	—
Total	$220,922	$2,265,072	$1,635,625	$2,993,781	$99,586	$1,958,545	$411,001	$86,157	$3,071,306
2015
Property and casualty	$153,767	$1,612,346	$1,172,516	$1,918,509	$—	$1,210,319	$302,126	$37,805	$1,970,293
Accident and health	6,764	143,278	19,983	211,301	—	171,322	31,857	34,142	215,953
Corporate and other	—	—	—	—	75,340	—	—	—	—
Total	$160,531	$1,755,624	$1,192,499	$2,129,810	$75,340	$1,381,641	$333,983	$71,947	$2,186,246
2014
Property and casualty	$119,167	$1,521,134	$851,875	$1,512,744	$—	$967,176	$171,693	$88,704	$1,730,022
Accident and health	6,832	41,019	12,561	120,476	—	85,889	32,624	22,068	140,002
Corporate and other	—	—	—	—	52,426	—	—	—	—
Total	$125,999	$1,562,153	$864,436	$1,633,220	$52,426	$1,053,065	$204,317	$110,772	$1,870,024

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Year Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed Other Companies	Net Amount	Percent of Amount Assumed to Net
2016
Premiums	$2,716,713	$(410,761)	$687,829	$2,993,781	23.0%
2015
Premiums	$2,052,880	$(377,921)	$454,851	$2,129,810	21.4%
2014
Premiums	$1,496,709	$(277,899)	$414,410	$1,633,220	25.4%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Year Ended December 31,

		Additions
Description	Balance at beginning of the year	Charge (Benefit) to costs and expenses	Charge to other accounts	Additions (Deductions)	Balance at end of the year
2016
Allowance for uncollectible accounts	$13,433	$35,356	$—	$(32,570)	$16,219
Valuation allowance for deferred taxes	17,295	(10,910)	—	750	7,135
2015
Allowance for uncollectible accounts	$9,728	$23,810	$—	$(20,105)	$13,433
Valuation allowance for deferred taxes	21,518	(4,223)	—	—	17,295
2014
Allowance for uncollectible accounts	$6,064	$29,133	$—	$(25,469)	$9,728
Valuation allowance for deferred taxes	—	—	—	21,518	21,518

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2016	$1,945,007	$13,538	$1,794,905
2015	$1,365,957	$15,684	$1,276,285
2014	$1,033,788	$19,277	$865,980

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of National General Holdings Corp. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
3.3	Certificate of Designations for 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
3.4	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
3.5	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
4.2
Registration Rights Agreement, dated as of October 16, 2009, by and among the Company, The Michael Karfunkel 2005 Grantor Retained Annuity Trust, Michael Karfunkel and AmTrust International Insurance, Ltd., as assignee of AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

4.3	Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
4.4	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.5	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
4.6	Form of 6.750% Notes due 2024 (included as Exhibit A to Exhibit 4.9) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 28, 2014)
4.7	Form of 7.625% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 18, 2015)
4.8
Indenture, dated as of May 23, 2014, by and between the Company, as Issuer, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

4.9
First Supplemental Indenture, dated as of May 23, 2014, by and between the Company, as Issuer, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

4.10
Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)

4.11
Deposit Agreement, dated March 27, 2015, among National General Holdings Corp., American Stock Transfer & Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)

4.12
Deposit Agreement, dated July 7, 2016, among National General Holdings Corp., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)

4.13	Form of depositary receipt (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.14	Form of depositary receipt (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
10.1*
American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

Exhibit No.	Description
10.2*
Form of Statutory Time-Based Stock Option Agreement for the American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.3*
Amendment to Form of Statutory Time-Based Stock Option Agreement for the American Capital Acquisition Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.4*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
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

10.7*	Form of Restricted Stock Unit Agreement for the NGHC 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
10.8*
Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.9*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Michael Weiner (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.10
Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective March 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.11
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement between Integon National Insurance Company and Technology Insurance Company, Inc., Maiden Insurance Company Ltd., and ACP Re, Ltd., effective October 1, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.12
Master Services Agreement between AmTrust North America, Inc. and National General Management Corp., dated February 22, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.13
Amended and Restated Marketing Agreement, dated as of December 21, 2012, by and among Good Sam Enterprises, LLC, Camping World, Inc., CWI, Inc. and National General Insurance Marketing, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on September 24, 2013) (confidential treatment granted under Rule 24b-2 as to certain portions which are omitted and filed separately with the SEC)

10.14
Promissory Note, dated June 1, 2016, issued by National General Holdings Corp. in favor of Kramer-Wilson Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016)

10.15
Credit Agreement, dated January 25, 2016, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2016)

10.16
Amendment No. 1, dated October 14, 2016, to the Credit Agreement, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on October 14, 2016)

10.17
Restatement Agreement, dated July 28, 2016, among AmTrust Financial Services, Inc. as Administrative Agent, ACP Re Ltd., Tower Group International, Ltd., ACP Re Holdings, LLC, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2016)

Exhibit No.	Description
10.18
Amended and Restated Credit Agreement, dated September 20, 2016, among AmTrust Financial Services, Inc.as Administrative Agent, ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2016)

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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

The Company and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

*	Management contract or compensatory plan or arrangement.