Form 10-Q
period 2017-03-31
National General Holdings Corp.
filed 2017-05-09
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)
Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 4, 2017, the number of common shares of the registrant outstanding was 106,542,350.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost $2,772,939 and $2,739,045)	$2,804,092	$2,755,454
Equity securities, available-for-sale, at fair value (cost $5,863 and $22,854)	9,963	29,578
Fixed maturities, trading, at fair value (amortized cost $56,734 and $32,698)	54,114	38,677
Equity securities, trading, at fair value (cost $58,618 and $28,176)	57,067	30,133
Short-term investments	78,222	15,674
Other investments (Related parties $405,889 and $390,688)	520,420	497,588
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost $305,217 and $301,017)	311,818	306,345
Total investments	3,835,696	3,673,449
Cash and cash equivalents (Exchanges - $6,985 and $7,405)	209,644	220,299
Restricted cash and cash equivalents (Exchanges - $1,085 and $969)	45,351	65,601
Accrued investment income (Related parties $1,160 and $1,298) (Exchanges - $3,361 and $2,957)	29,577	28,769
Premiums and other receivables, net (Exchanges - $43,972 and $47,198)	1,394,309	1,090,669
Deferred acquisition costs (Exchanges - $33,278 and $31,043)	242,784	220,922
Reinsurance recoverable (Related parties - $39,866 and $37,046) (Exchanges - $71,521 and $55,972)	968,087	948,236
Prepaid reinsurance premiums (Exchanges - $71,045 and $69,685)	169,972	156,970
Deferred tax asset (Exchanges - $(16,986) and $(19,095))	60,840	46,207
Premises and equipment, net (Exchanges - $5,259 and $4,117)	125,809	114,504
Intangible assets, net (Exchanges - $3,820 and $11,025)	438,902	467,720
Goodwill	173,528	155,290
Prepaid and other assets (Exchanges - $240 and $88)	62,979	56,345
Total assets	$7,757,478	$7,244,981

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	March 31,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)	(audited)
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $139,085 and $137,075)	$2,268,201	$2,265,072
Unearned premiums (Exchanges - $167,356 and $163,326)	1,854,818	1,635,625
Unearned service contract and other revenue	43,088	30,263
Reinsurance payable (Related parties - $33,795 and $33,419) (Exchanges - $36,037 and $19,861)	134,450	98,810
Accounts payable and accrued expenses (Related parties - $32,011 and $29,271) (Exchanges - $5,578 and $6,781)	477,111	336,991
Debt	745,962	752,001
Other liabilities (Exchanges - $61,726 and $47,057)	274,265	200,715
Total liabilities	5,797,895	5,319,477

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,502,250 shares - 2017; authorized 150,000,000 shares, issued and outstanding 106,428,092 shares - 2016.	1,065	1,064
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2016. Aggregate liquidation preference $420,000 - 2017, $420,000 - 2016.	420,000	420,000
Additional paid-in capital	917,057	914,706
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment	(3,034)	(2,320)
Unrealized gains on investments	22,914	15,030
Total accumulated other comprehensive income	19,880	12,710
Retained earnings	574,962	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,932,964	1,893,586
Non-controlling interest (Exchanges - $26,346 and $31,675)	26,619	31,918
Total stockholders’ equity	1,959,583	1,925,504
Total liabilities and stockholders’ equity	$7,757,478	$7,244,981

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net earned premium	$920,171	$654,920
Ceding commission income (loss)	19,994	(1,895)
Service and fee income	125,942	96,944
Net investment income	26,390	21,670
Net gain (loss) on investments	(161)	3,617
Bargain purchase gain and other revenue	10,450	701
Total revenues	1,102,786	775,957
Expenses:
Loss and loss adjustment expense	616,325	409,050
Acquisition costs and other underwriting expenses	175,301	112,899
General and administrative expenses	255,185	176,627
Interest expense	11,545	9,141
Total expenses	1,058,356	707,717
Income before provision for income taxes and earnings of equity method investments	44,430	68,240
Provision for income taxes	13,518	18,083
Income before earnings of equity method investments	30,912	50,157
Earnings of equity method investments (Related parties $4,781 and $6,682)	4,954	6,682
Net income	35,866	56,839
Less: Net (income) loss attributable to non-controlling interest	6,125	(12)
Net income attributable to NGHC	41,991	56,827
Dividends on preferred stock	(7,875)	(4,125)
Net income attributable to NGHC common stockholders	$34,116	$52,702

Earnings per common share:
Basic earnings per share	$0.32	$0.50
Diluted earnings per share	$0.31	$0.49
Dividends declared per common share	$0.04	$0.03

Weighted average common shares outstanding:
Basic	106,467,599	105,597,594
Diluted	109,166,681	108,266,508

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$35,866	$56,839
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(714)	866
Gross gain on investments, net of tax ($5,951 and $13,695)	11,051	25,433
Reclassification adjustments for investment gain/loss included in net income:
Other gain on investments, net of tax ($(1,260) and $(1,266))	(2,341)	(2,351)
Other comprehensive income, net of tax	7,996	23,948
Comprehensive income	43,862	80,787
Less: Comprehensive (income) loss attributable to non-controlling interest	5,299	(12)
Comprehensive income attributable to NGHC	$49,161	$80,775

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended March 31, 2017
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$914,706	$12,710	$545,106	$31,918	$1,925,504
Net income (loss)	—	—	—	—	—	—	41,991	(6,125)	35,866
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(714)	—	—	(714)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	7,884	—	826	8,710
Common stock dividends	—	—	—	—	—	—	(4,260)	—	(4,260)
Preferred stock dividends	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	74,158	1	—	—	171	—	—	—	172
Stock-based compensation	—	—	—	—	2,180	—	—	—	2,180
Balance March 31, 2017	106,502,250	$1,065	2,565,000	$420,000	$917,057	$19,880	$574,962	$26,619	$1,959,583

	Three Months Ended March 31, 2016
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$(19,414)	$412,044	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle								(22,619)	(22,619)
Net income	—	—	—	—	—	—	56,827	12	56,839
Foreign currency translation adjustment, net of tax	—	—	—	—	—	866	—	—	866
Change in unrealized gain on investments, net of tax	—	—	—	—	—	23,082	—	—	23,082
Reciprocal Exchanges’ equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	9,575	9,575
Return of capital					(150)				(150)
Common stock dividends	—	—	—	—	—	—	(3,172)	—	(3,172)
Preferred stock dividends	—	—	—	—	—	—	(4,125)	—	(4,125)
Common stock issued under employee stock plans and exercises of stock options	160,585	1	—	—	1,851	—	—	—	1,852
Stock-based compensation	—	—	—	—	2,118	—	—	—	2,118
Balance March 31, 2016	105,714,916	$1,057	2,365,000	$220,000	$903,933	$4,534	$461,574	$9,808	$1,600,906

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$35,866	$56,839
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,273	8,856
Net amortization of premium/discount on fixed maturities and debt, net	3,570	1,356
Stock-compensation expense	2,180	2,118
Bad debt expense	15,545	6,959
Bargain purchase gain and other, net	(9,786)	—
Net (gain) loss on investments	161	(3,617)
Earnings of equity method investments, net of dividends and distributions	(3,683)	(6,682)
Foreign currency translation adjustment	(737)	1,547
Changes in assets and liabilities:
Accrued investment income	(1,306)	(2,655)
Premiums and other receivables	(320,753)	(106,611)
Deferred acquisition costs	(21,790)	(7,616)
Reinsurance recoverable	(20,087)	(370)
Prepaid reinsurance premiums	(13,002)	(5,838)
Prepaid expenses and other assets	(5,801)	(2,705)
Unpaid loss and loss adjustment expense reserves	2,090	20,896
Unearned premiums	218,413	96,892
Unearned service contract and other revenue	12,710	15,838
Reinsurance payable	35,661	15,337
Accounts payable	118,143	(16,885)
Deferred tax asset / liability	(18,928)	(12,133)
Other liabilities	73,568	(31,761)
Net cash provided by operating activities	137,307	29,765
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(82,163)	(36,533)
Proceeds from sale and maturity of fixed maturities, available-for-sale	41,469	76,487
Purchases of equity securities, available-for-sale	(16,539)	(556)
Proceeds from sale of equity securities, available-for-sale	5,132	8,749
Purchases of trading investments	(85,234)	—
Proceeds from sale and maturity of trading investments	71,456	—
Purchases of short-term investments	(231,502)	(2,651)
Proceeds from sale of short-term investments	194,061	1,739
Purchases of other investments	(21,203)	(130,322)
Proceeds from sale of other investments	2,741	—
Purchases of premises and equipment	(17,704)	(4,991)
Acquisition of consolidated subsidiaries, net of cash	(16,968)	—

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016

Decrease in cash due to deconsolidation of the Reciprocal Exchanges	$—	$(8,393)
Increase in cash due to consolidation of the Reciprocal Exchanges	—	2,673
Net cash used in investing activities	(156,454)	(93,798)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	—	61,712
Repayments of debt and return of capital	(44)	(150)
Dividends paid to common shareholders	(4,257)	(3,172)
Dividends paid to preferred shareholders	(7,875)	(4,125)
Exercises of stock options	172	1,407
Net cash (used in) provided by financing activities	(12,004)	55,672
Effect of exchange rate changes on cash and cash equivalents	246	833
Net decrease in cash, cash equivalents, and restricted cash	(30,905)	(7,528)
Cash, cash equivalents, and restricted cash at beginning of the period	285,900	282,277
Cash, cash equivalents, and restricted cash at end of the period	$254,995	$274,749

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$3,200
Cash paid for interest	3,029	1,962
Supplemental disclosures of non-cash investing and financing activities:
Unsettled investment security purchases	$24,685	$25,010
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	—	22,619
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	—	9,575
Accrued common stock dividends	4,260	3,172
Accrued preferred stock dividends	7,875	4,125

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC on March 23, 2017. The balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements as of March 31, 2017, and the audited condensed consolidated balance sheet as of December 31, 2016, include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”). From January 1, 2016 to March 31, 2016, the Reciprocal Exchanges did not meet the criteria for consolidation under GAAP and as a result their accounts and operations are excluded from presentation during the period then ended. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements. To facilitate period-to-period comparisons, certain reclassifications have been made to amounts in prior period condensed consolidated financial statements to conform to current period presentation.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

2. Recent Accounting Pronouncements

Adopted During 2017

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” as part of its initiative to reduce complexity in accounting standards. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company adopted ASU 2016-07 on January 1, 2017. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The areas for simplification in ASU 2016-09 involve several aspects of the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 on January 1, 2017. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity. The Company will continue to estimate expected forfeitures. Excess tax benefits were reflected in the statement of cash flows prospectively.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on eight specific cash flow classification issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2016-15 on January 1, 2017 resulting in the application of its requirements using a retrospective transition method to each period presented. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity; other than the required classifications of the eight specific transactions in the statements of cash flows.

Not Yet Adopted

With the exception of those discussed below or as adopted above, there have been no recent accounting pronouncements, changes in accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the three months ended March 31, 2017, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that are of significance, or potential significance, to the Company.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) will be measured at fair value with changes in fair value recognized in earnings. Also, for those financial liabilities for which the fair value option accounting has been elected, ASU 2016-01 requires changes in fair value due to instrument-specific credit risk to be presented separately in other comprehensive income. ASU 2016-01 requires companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of certain provisions is permitted. ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of March 31, 2017 and December 31, 2016, the Company had $2,665 and $4,371, respectively, of net unrealized gains, net of tax, for equity securities, available-for-sale, recognized as a component of accumulated other comprehensive income (“AOCI”).

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Reciprocal Exchanges

The Company manages the business operations of the Reciprocal Exchanges and has the ability to direct their activities. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The Company receives management fee income for the services provided to the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse to the Company as primary beneficiary.

In March 2016, the Company purchased the Reciprocal Exchanges surplus notes that were issued by the Reciprocal Exchanges when they were originally capitalized. The obligation to repay principal and interest on the surplus notes is subordinated to the Reciprocal Exchanges’ other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Principal and interest on the surplus notes are payable only with regulatory approval. The Company has no ownership interest in the Reciprocal Exchanges.

The Company determined that each of the Reciprocal Exchanges qualifies as a Variable Interest Entity (“VIE”) because they do not have sufficient equity to finance their operations without the surplus notes. The Company is the primary beneficiary as it has both, the power to direct their activities that most significantly impact their economic performance and that the Company would absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges. Accordingly, the Company consolidates the Reciprocal Exchanges as of March 31, 2016, and eliminates all intercompany balances and transactions with the Company.

The consolidation of the Reciprocal Exchanges at March 31, 2016 was treated as a business combination with the assets, liabilities and non-controlling interest recognized at fair value at the date of consolidation. The Company has no ownership in the Reciprocal Exchanges, therefore, the difference between the fair value of the assets acquired and liabilities assumed represents the fair value of the non-controlling interest.

For the three months ended March 31, 2017, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $61,243, $67,398 and $(6,155), respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the opening balance sheet of the Reciprocal Exchanges as of March 31, 2016:

March 31, 2016
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$44,840	$956	$(95)	$45,701
Federal agencies	4,775	1	(145)	4,631
States and political subdivision bonds	448,237	4,060	(7,346)	444,951
Foreign government	59,965	—	(2,575)	57,390
Corporate bonds	1,575,004	45,983	(9,894)	1,611,093
Residential mortgage-backed securities	407,669	4,622	(4,259)	408,032
Commercial mortgage-backed securities	128,064	1,845	(1,655)	128,254
Asset-backed securities	438	—	(6)	432
Structured securities	409,164	6,541	(279)	415,426
Total fixed maturities	3,078,156	64,008	(26,254)	3,115,910
Equity securities:
Common stock	3,744	4,050	(19)	7,775
Preferred stock	2,119	84	(15)	2,188
Total equity securities	5,863	4,134	(34)	9,963
Total	$3,084,019	$68,142	$(26,288)	$3,125,873
NGHC	$2,778,802	$59,963	$(24,710)	$2,814,055
Reciprocal Exchanges	305,217	8,179	(1,578)	311,818
Total	$3,084,019	$68,142	$(26,288)	$3,125,873

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$45,405	$937	$(494)	$45,848
Federal agencies	739	—	(26)	713
States and political subdivision bonds	460,089	3,625	(11,403)	452,311
Foreign government	60,025	—	(3,226)	56,799
Corporate bonds	1,580,918	43,322	(13,338)	1,610,902
Residential mortgage-backed securities	450,997	4,305	(5,982)	449,320
Commercial mortgage-backed securities	107,546	1,521	(1,724)	107,343
Structured securities	334,343	4,656	(436)	338,563
Total fixed maturities	3,040,062	58,366	(36,629)	3,061,799
Equity securities:
Common stock	21,274	7,050	(308)	28,016
Preferred stock	1,580	17	(35)	1,562
Total equity securities	22,854	7,067	(343)	29,578
Total	$3,062,916	$65,433	$(36,972)	$3,091,377
NGHC	$2,761,899	$58,180	$(35,047)	$2,785,032
Reciprocal Exchanges	301,017	7,253	(1,925)	306,345
Total	$3,062,916	$65,433	$(36,972)	$3,091,377

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of March 31, 2017 and December 31, 2016, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale fixed maturities.

Proceeds from sales of fixed maturities and equity securities classified as available for sale during the three months ended March 31, 2017 and 2016 were $25,744 and $81,805, respectively.

The amortized cost and fair value of available-for-sale fixed maturities held as of March 31, 2017, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$28,171	$28,530	$2,386	$2,386	$30,557	$30,916
Due after one year through five years	611,045	626,607	80,578	85,301	691,623	711,908
Due after five years through ten years	1,253,548	1,263,726	157,650	159,313	1,411,198	1,423,039
Due after ten years	369,693	373,763	38,914	39,566	408,607	413,329
Mortgage-backed securities	510,482	511,466	25,689	25,252	536,171	536,718
Total	$2,772,939	$2,804,092	$305,217	$311,818	$3,078,156	$3,115,910

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position as of March 31, 2017 and December 31, 2016.

	Less Than 12 Months			12 Months or More			Total
March 31, 2017	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$21,546	$(95)	20	$—	$—	—	$21,546	$(95)
Federal agencies	4,558	(145)	22	—	—	—	4,558	(145)
States and political subdivision bonds	253,508	(7,166)	299	2,933	(180)	6	256,441	(7,346)
Foreign government	55,472	(2,494)	5	1,918	(81)	1	57,390	(2,575)
Corporate bonds	383,862	(9,143)	223	20,087	(751)	15	403,949	(9,894)
Residential mortgage-backed securities	180,808	(4,219)	81	2,124	(40)	4	182,932	(4,259)
Commercial mortgage-backed securities	51,039	(1,081)	59	5,028	(574)	3	56,067	(1,655)
Asset-backed securities	431	(6)	2	—	—	—	431	(6)
Structured securities	68,183	(255)	42	8,201	(24)	4	76,384	(279)
Equity securities:
Common stock	96	(19)	4	—	—	—	96	(19)
Preferred stock	276	(15)	1	—	—	—	276	(15)
Total	$1,019,779	$(24,638)	758	$40,291	$(1,650)	33	$1,060,070	$(26,288)
NGHC	$944,701	$(23,444)	722	$34,922	$(1,266)	22	$979,623	$(24,710)
Reciprocal Exchanges	75,078	(1,194)	36	5,369	(384)	11	80,447	(1,578)
Total	$1,019,779	$(24,638)	758	$40,291	$(1,650)	33	$1,060,070	$(26,288)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$37,436	$(494)	24	$—	$—	—	$37,436	$(494)
Federal agencies	419	(26)	3	—	—	—	419	(26)
States and political subdivision bonds	318,946	(11,236)	387	2,956	(167)	6	321,902	(11,403)
Foreign government	48,156	(3,226)	6	—	—	—	48,156	(3,226)
Corporate bonds	495,443	(12,376)	292	33,112	(962)	21	528,555	(13,338)
Residential mortgage-backed securities	262,269	(5,894)	212	2,141	(88)	4	264,410	(5,982)
Commercial mortgage-backed securities	51,120	(1,002)	27	4,890	(722)	3	56,010	(1,724)
Structured securities	54,361	(243)	43	17,908	(193)	10	72,269	(436)
Equity securities:
Common stock	3,198	(308)	5	—	—	—	3,198	(308)
Preferred stock	1,298	(35)	2	—	—	—	1,298	(35)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)
NGHC	$1,190,788	$(33,382)	963	$51,813	$(1,665)	28	$1,242,601	$(35,047)
Reciprocal Exchanges	81,858	(1,458)	38	9,194	(467)	16	91,052	(1,925)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)

There were 791 and 1,045 securities at March 31, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of March 31, 2017 and December 31, 2016, of the $1,650 and $2,132, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $9 and $0, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 25% of its amortized cost or cost. Those unrealized losses were evaluated based on factors such as discounted cash flows and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for indicators of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(c) Unrealized Gains and Losses

Unrealized gains (losses) on investments classified as available for sale as of March 31, 2017 and December 31, 2016, consisted of the following:

	March 31, 2017	December 31, 2016
Net unrealized gain on fixed maturities	$37,754	$21,737
Net unrealized gain on common stock	4,031	6,742
Net unrealized gain (loss) on preferred stock	69	(18)
Deferred income tax	(14,651)	(9,968)
Unrealized gains (losses), net of deferred income tax	$27,203	$18,493
NGHC	$22,914	$15,030
Reciprocal Exchanges	4,289	3,463
Unrealized gains (losses), net of deferred income tax	27,203	18,493
Non-controlling interest	(4,289)	(3,463)
NGHC unrealized gains (losses), net of deferred income tax	$22,914	$15,030

	Three Months Ended March 31,
	2017	2016
NGHC change in unrealized gains, net of deferred income tax	$7,884	$23,082
Non-controlling interest change in unrealized gains, net of deferred income tax	$826	$—

(d) Trading Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on trading securities were as follows:

March 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$27,312	$90	$(21)	$27,381
Corporate bonds	29,422	821	(3,510)	26,733
Equity securities:
Common stock	58,618	4,028	(5,579)	57,067
Total	$115,352	$4,939	$(9,110)	$111,181
NGHC	$115,352	$4,939	$(9,110)	$111,181
Reciprocal Exchanges	—	—	—	—
Total	$115,352	$4,939	$(9,110)	$111,181

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
Corporate bonds	$32,698	$5,979	$—	$38,677
Equity securities:
Common stock	28,176	5,172	(3,215)	30,133
Total	$60,874	$11,151	$(3,215)	$68,810
NGHC	$60,874	$11,151	$(3,215)	$68,810
Reciprocal Exchanges	—	—	—	—
Total	$60,874	$11,151	$(3,215)	$68,810

Proceeds from sales of trading securities were $85,079 during the three months ended March 31, 2017. The Company reclassified certain available-for-sale securities to trading securities for the purpose of buying and selling them in the near term and benefiting from the change in market prices or spreads.

(e) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2017	2016
Interest income
Cash and short-term investments	$34	$684
Fixed maturities	26,818	19,739
Equity securities	75	333
Investment income	26,927	20,756
Investment expenses	(1,701)	(1,638)
Repurchase agreements interest expense	—	(144)
Other income (1)	1,164	2,696
Net Investment Income	$26,390	$21,670
NGHC	$23,506	$21,670
Reciprocal Exchanges	2,884	—
Net Investment Income	$26,390	$21,670
(1) Includes interest income of $1,160 and $2,188 for the three months ended March 31, 2017 and 2016, respectively, under the ACP Re Credit Agreement. See Note 15, “Related Party Transactions” for additional information.

(f) Net Realized and Unrealized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The tables below indicate impairment write-downs on investments, realized gains and losses on available-for-sale securities, and realized and unrealized gains and losses on trading securities for the three months ended March 31, 2017 and 2016.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2017	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$2,487	$(1,745)	$742
Equity securities, available-for-sale	3,044	(185)	2,859
Fixed maturities, trading	6,902	(9,545)	(2,643)
Equity securities, trading	6,883	(8,002)	(1,119)
Net realized and unrealized gain (loss) on investments	$19,316	$(19,477)	$(161)
NGHC	$19,316	$(19,477)	$(161)
Reciprocal Exchanges	—	—	—
Net realized and unrealized gain (loss) on investments	$19,316	$(19,477)	$(161)

Three Months Ended March 31, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$4,199	$(1,022)	$3,177
Equity securities, available-for-sale	442	(2)	440
Net realized and unrealized gain (loss) on investments	$4,641	$(1,024)	$3,617

(g) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s fixed maturities and preferred securities as of March 31, 2017 and December 31, 2016, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
March 31, 2017	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$66,267	$67,204	2.3%	$5,885	$5,878	1.9%
AAA	269,353	264,532	9.2%	22,381	22,118	7.1%
AA, AA+, AA-	798,019	797,485	27.9%	32,260	33,051	10.6%
A, A+, A-	781,217	790,433	27.6%	85,763	87,061	27.9%
BBB, BBB+, BBB-	773,554	789,478	27.6%	147,269	150,698	48.3%
BB+ and lower	143,382	151,262	5.4%	11,659	13,012	4.2%
Total	$2,831,792	$2,860,394	100.0%	$305,217	$311,818	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	NGHC			Reciprocal Exchanges
December 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$39,471	$39,918	1.4%	$5,934	$5,930	1.9%
AAA	251,549	246,040	8.8%	7,526	7,436	2.4%
AA, AA+, AA-	820,762	815,294	29.2%	33,096	33,728	11.0%
A, A+, A-	740,280	747,765	26.7%	87,734	88,761	29.0%
BBB, BBB+, BBB-	693,039	705,319	25.2%	148,968	151,644	49.5%
BB+ and lower	228,222	241,357	8.7%	17,759	18,846	6.2%
Total	$2,773,323	$2,795,693	100.0%	$301,017	$306,345	100.0%

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations as of March 31, 2017 and December 31, 2016.

March 31, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.7%	1.6%	22.4%	13.5%	0.7%	$654,188	39.9%
Industrials	—%	3.4%	17.6%	28.2%	6.5%	912,563	55.7%
Utilities/Other	—%	0.1%	1.3%	2.6%	0.4%	71,075	4.4%
Total	1.7%	5.1%	41.3%	44.3%	7.6%	$1,637,826	100.0%
NGHC	1.7%	4.6%	36.2%	35.5%	6.7%	$1,387,439	84.7%
Reciprocal Exchanges	—%	0.5%	5.1%	8.8%	0.9%	250,387	15.3%
Total	1.7%	5.1%	41.3%	44.3%	7.6%	$1,637,826	100.0%

December 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	0.1%	1.7%	21.7%	11.8%	3.0%	$631,595	38.3%
Industrials	—%	3.4%	17.7%	27.6%	6.3%	906,950	55.0%
Utilities/Other	0.8%	0.2%	1.3%	3.6%	0.8%	111,034	6.7%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%
NGHC	0.9%	4.8%	35.6%	34.4%	9.2%	$1,400,239	84.9%
Reciprocal Exchanges	—%	0.5%	5.1%	8.6%	0.9%	249,340	15.1%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%

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

The Company’s cash, cash equivalents, and restricted cash as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$209,644	$220,299
Restricted cash and cash equivalents	45,351	65,601
Cash, cash equivalents and restricted cash	$254,995	$285,900

The fair values of the Company’s restricted investments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
State deposits, at fair value	$50,083	$73,731
Restricted investments to trusts, at fair value	316,915	366,306
Total	$366,998	$440,037

(i) Short-term Investments and Other Investments

The Company had short-term investments of $78,222 and $15,674, as of March 31, 2017 and December 31, 2016, respectively. Short-term investments consisted of money market funds rated by Standard & Poor’s as AAA, AA or A.

The table below summarizes the composition of other investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Equity method investments (related parties $280,468 and $265,688)	$352,799	$330,132
Note receivable - related party	125,421	125,000
Long-term Certificates of Deposit (CDs), at cost	21,178	21,178
Investments, at fair value	12,842	9,427
Investments, at cost or amortized cost	8,180	11,851
Total	$520,420	$497,588

See Note 6, “Equity Method Investments - Related Parties” and Note 15, “Related Party Transactions” for additional information related to transactions with related parties.

Equity method investments represents limited liability companies and limited partnership investments in real estate and tax credits. Investments at fair value, represent the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or amortized cost, represent limited partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Fair Value of Financial Instruments

We carry certain of our financial instruments at fair value. Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of March 31, 2017 and December 31, 2016. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its fixed maturities and equity securities.

Level 1 measurements:

•
U.S. Treasury and federal agencies. The fair values of U.S. government securities are based on quoted market prices in active markets. The Company believes the market for U.S. government securities is an actively traded market given the high level of daily trading volume.

•	Common stock. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided at fair value.

Level 2 measurements:

•	States and political subdivision bonds, and foreign government. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

•
Corporate bonds. Comprised of bonds issued by corporations, public and privately placed. The fair values of short-term corporate bonds are priced using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve, and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

•
Residential and commercial mortgage-backed securities, asset-backed securities and structured securities. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

•	Preferred stock. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes.

Level 3 measurements:

•
States and political subdivision bonds. The Company holds certain municipal bonds that finance economic development, infrastructure and environmental projects which do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

•	Foreign government. The Company holds certain foreign government bonds that are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

•
Corporate bonds. The Company holds certain structured notes and term loans that do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

•
Residential and commercial mortgage-backed securities, and structured securities. The Company holds certain mortgage and structured securities valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

•
Common stock. From time to time, the Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third-party broker quotes, issuers’ book value, market multiples, and other inputs. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

•
Other investments, at fair value. Comprised of the Company’s right to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow approach to estimate their fair value. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are recorded in earnings.

Assets measured at fair value on a recurring basis are as follows:

March 31, 2017	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$45,701	$—	$—	$45,701
Federal agencies	4,631	—	—	4,631
States and political subdivision bonds	—	444,951	—	444,951
Foreign government	—	57,390	—	57,390
Corporate bonds	—	1,583,852	27,241	1,611,093
Residential mortgage-backed securities	—	408,031	1	408,032
Commercial mortgage-backed securities	—	128,254	—	128,254
Asset-backed securities	—	432	—	432
Structured securities	—	413,425	2,001	415,426
Total fixed maturities	50,332	3,036,335	29,243	3,115,910
Equity securities:
Common stock	7,774	—	1	7,775
Preferred stock	—	1,908	280	2,188
Total equity securities	7,774	1,908	281	9,963
Total available-for-sale securities	58,106	3,038,243	29,524	3,125,873
Trading securities:
Fixed maturities - U.S. Treasury	27,381	—	—	27,381
Fixed maturities - Corporate bonds	—	26,733	—	26,733
Equity securities - Common stock	52,948	—	4,119	57,067
Total trading securities	80,329	26,733	4,119	111,181
Short-term investments	78,222	—	—	78,222
Other investments	—	—	12,842	12,842
Total assets	$216,657	$3,064,976	$46,485	$3,328,118
NGHC	$210,779	$2,759,036	$46,485	$3,016,300
Reciprocal Exchanges	5,878	305,940	—	311,818
Total assets	$216,657	$3,064,976	$46,485	$3,328,118

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$45,848	$—	$—	$45,848
Federal agencies	713	—	—	713
States and political subdivision bonds	—	447,579	4,732	452,311
Foreign government	—	54,889	1,910	56,799
Corporate bonds	—	1,577,290	33,612	1,610,902
Residential mortgage-backed securities	—	441,897	7,423	449,320
Commercial mortgage-backed securities	—	102,494	4,849	107,343
Structured securities	—	329,508	9,055	338,563
Total fixed maturities	46,561	2,953,657	61,581	3,061,799
Equity securities:
Common stock	21,719	—	6,297	28,016
Preferred stock	—	1,562	—	1,562
Total equity securities	21,719	1,562	6,297	29,578
Total available-for-sale securities	68,280	2,955,219	67,878	3,091,377
Trading securities:
Fixed maturities - Corporate bonds	—	36,245	2,432	38,677
Equity securities - Common stock	30,133	—	—	30,133
Total trading securities	30,133	36,245	2,432	68,810
Short-term investments	15,674	—	—	15,674
Other investments	—	—	9,427	9,427
Total assets	$114,087	$2,991,464	$79,737	$3,185,288
NGHC	$108,157	$2,691,049	$79,737	$2,878,943
Reciprocal Exchanges	5,930	300,415	—	306,345
Total assets	$114,087	$2,991,464	$79,737	$3,185,288

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Balance as of January 1, 2017	Net income/loss	Other comprehensive income/loss	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2017
States and political subdivision bonds	$4,732	$—	$—	$—	$—	$(4,732)	$—
Foreign government	1,910	—	—	—	—	(1,910)	—
Corporate bonds	36,044	—	530	—	(9,620)	287	27,241
Residential mortgage-backed securities	7,423	—	—	—	—	(7,422)	1
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—
Structured securities	9,055	—	—	—	—	(7,054)	2,001
Preferred stock	—	—	—	—	—	280	280
Common stock	6,297	—	—	4,119	(6,297)	1	4,120
Other investments	9,427	184	—	3,986	(755)	—	12,842
Total assets	$79,737	$184	$530	$8,105	$(16,672)	$(25,399)	$46,485

	Balance as of January 1, 2016	Net income/loss	Other comprehensive income/loss	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2016
States and political subdivision bonds	$—	$—	$—	$4,732	$—	$—	$4,732
Foreign government	—	—	—	—	—	1,910	1,910
Corporate bonds	—	—	—	33,612	—	2,432	36,044
Residential mortgage-backed securities	—	—	—	7,423	—	—	7,423
Commercial mortgage-backed securities	—	—	—	—	—	4,849	4,849
Structured securities	—	—	—	6,304	—	2,751	9,055
Common stock	—	—	—	—	—	6,297	6,297
Other investments	—	—	—	9,427	—	—	9,427
Total assets	$—	$—	$—	$61,498	$—	$18,239	$79,737

During the three months ended March 31, 2017, there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2017, the Company transferred $31,917 out of Level 3 into Level 2, due to changes in broker quotes where the inputs include quoted prices for identical or similar assets in markets that are not active resulting in the securities being classified as Level 2; and $6,518 out of Level 2 into Level 3, due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3.

During the year ended December 31, 2016, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2016, the Company transferred $18,239 out of Level 2 into Level 3 due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3.

The Company’s policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

At March 31, 2017 and December 31, 2016, the carrying values of the Company’s short-term investments, cash and cash equivalents, premiums and other receivables, and accounts payable approximate its fair value given their short-term nature and are classified as Level 1.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 12, “Debt” for additional information.

The Company’s 7.625% Notes are publicly traded and classified as Level 1. The Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes, the Credit Agreement and the Century-National Promissory Note are not publicly traded and are classified as Level 3. As of March 31, 2017 and December 31, 2016, the fair values of the Company’s 6.75% Notes, the Credit Agreement and the Century-National Promissory Note were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of March 31, 2017 and December 31, 2016, the fair values of the Company’s Subordinated Debentures, Imperial Surplus Notes and SPCIC Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model.

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	March 31, 2017		December 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,692	$100,400	$96,669	$100,160
6.75% Notes	345,295	362,352	345,135	360,865
Subordinated Debentures	72,168	72,102	72,168	72,168
Imperial Surplus Notes	5,000	4,988	5,000	4,986
SPCIC Surplus Notes	4,000	3,996	4,000	4,000
Credit Agreement	50,000	54,163	50,000	53,925
Century-National Promissory Note	172,794	172,629	178,894	178,778
Other	13	13	135	135
Total	$745,962	$770,643	$752,001	$775,017

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

6. Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”).

LSC Entities

The Company has a 50% ownership interest in three entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entities used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entities account for these life settlement contracts using the fair value method.

The Company determined the LSC Entities to be VIEs, for which the Company is not a primary beneficiary. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company does not have the ability to direct the activities of the LSC Entities that most significantly impact its economic performance. The Company’s maximum exposure to a loss as a result of its involvement with the unconsolidated VIE is limited to its recorded investment plus additional capital commitments. The Company uses the equity method of accounting to account for its investments in the LSC Entities.

The following table presents the investment activity in the LSC Entities.

	Three Months Ended March 31,
	2017	2016
Balance at beginning of the period	$185,992	$153,661
Contributions	10,000	—
Distributions	—	—
Equity in earnings, net of profit commission	3,875	4,828
Change in equity method investments	13,875	4,828
Balance at end of the period	$199,867	$158,489

The following table describes the Company’s investment in life settlements as of March 31, 2017. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which the Company and AmTrust each own a 50% interest.

Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
March 31, 2017
0 - 1	—	$—	$—
1 - 2	2	9,018	12,500
2 - 3	7	43,007	77,922
3 - 4	13	39,085	89,500
4 - 5	14	39,182	92,900
Thereafter	223	267,201	1,433,413
Total	259	$397,493	$1,706,235

(1) The LSC Entities determined the fair value as of March 31, 2017 based on 246 policies out of 259 policies, as the LSC Entities assigned no value to 13 of the policies as of March 31, 2017. The LSC Entities estimate the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The LSC Entities are not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the LSC Entities’ acquired polices were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the LSC Entities expense all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the LSC Entities may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2017:

March 31, 2017
Number of policies with a negative value from discounted cash flow model as of period end	13
Premiums paid for the preceding twelve month period for period ended	$1,682
Death benefit received	$—

LSC Entities premiums to keep life insurance policies in force

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2017, are as follows:

Premiums Due on Life Settlement Contracts
2017	$50,872
2018	51,152
2019	51,368
2020	47,361
2021	44,726
Thereafter	513,282
Total	$758,761

Limited Liability Companies and Limited Partnerships

The following entities are considered by the Company to be VIEs, for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

800 Superior, LLC

The Company owns 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, in 2012, the Company entered into an office lease with 800 Superior, LLC. The lease period is for 15 years and the Company paid 800 Superior, LLC $703 and $683 in rent for the three months ended March 31, 2017 and 2016, respectively. The Company’s equity interest in 800 Superior, LLC as of March 31, 2017 and December 31, 2016 was $1,362 and $1,479, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(117) and $(30), respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

East Ninth & Superior, LLC

The Company owns East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of March 31, 2017 and December 31, 2016 was $4,199 and $4,189, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $10 and $18, respectively.

North Dearborn Building Company, L.P.

The Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of March 31, 2017 and December 31, 2016 was $13,044 and $12,694, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded equity in earnings (losses) from North Dearborn of $350 and $674, respectively. The Company made contributions of $0 and $1,125 for the three months ended March 31, 2017 and 2016, respectively.

4455 LBJ Freeway, LLC

The Company formed 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, in March 2016, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The lease period is for 12 years and the Company paid 4455 LBJ Freeway, LLC $424 and $130 in rent for the three months ended March 31, 2017 and 2016, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of March 31, 2017 and December 31, 2016 was $1,025 and $900, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $125 and $(149), respectively. The Company made contributions of $0 and $40 for the three months ended March 31, 2017 and 2016, respectively.

Illinois Center Building, L.P.

The Company invested $53,715 in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re Group, Inc. (“ACP Re Group”) are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re Group invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of March 31, 2017 and December 31, 2016 was $60,972 and $60,435, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded equity in earnings (losses) from Illinois Center of $537 and $1,340, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Acquisitions

Direct General

On November 1, 2016, the Company completed the acquisition of Elara Holdings, Inc. (the “Acquired Company”), a Delaware corporation and parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”). Pursuant to the acquisition agreement, the Company purchased all of the issued and outstanding shares of capital stock of the Acquired Company in a reverse subsidiary merger transaction. The purchase price was an aggregate cash payment of $160,012. Direct General net assets purchased of approximately $170,842 exceeded the cash paid by the Company of approximately $160,012, and, as a result, the Company recorded a $10,830 bargain purchase gain in earnings (of which $3,703 was recorded in 2017 and $7,127 was recorded in 2016). This acquisition added a direct distribution channel to the Company’s core nonstandard auto business and expanded the Company’s presence in this product line in the Southeast.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

November 1, 2016
Assets:
Cash and invested assets	$300,253
Premiums receivable	232,035
Reinsurance recoverable	356
Income tax receivable	295
Deferred tax asset	28,315
Premises and equipment	27,530
Intangible assets	66,659
Other assets	28,327
Total assets	$683,770
Liabilities:
Unpaid loss and loss adjustment expense reserves	$162,863
Unearned premiums	220,433
Reinsurance payable	1,618
Accounts payable and accrued expenses	34,330
Debt	90,447
Other liabilities	3,237
Total liabilities	512,928
Net assets purchased	170,842
Purchase price	160,012
Bargain purchase gain recorded in earnings	$10,830

The intangible assets related to the acquisition of Direct General were assigned to the Property and Casualty (“P&C”) segment. The intangible assets acquired consisted of state licenses of $13,000 with an indefinite life, trademarks of $34,000, agent relationships of $8,000, value in policies in force of $7,319, loss reserve discount of $3,600 and non-compete agreements of $740, with weighted average amortization lives of 11, 2, 1, 9 and 15 years, respectively. The Company is in the process of completing the opening balance sheet for the acquisition, and is currently reviewing the intangible assets and loss reserves third-party valuation report and finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than October 2017. As a result of the acquisition of Direct General, the Company recorded $166,200 of gross premium written and $33,310 of service and fee income for the three months ended March 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Standard Property and Casualty Insurance Company

On October 6, 2016, in a special meeting of the members of Standard Mutual Insurance Company, an Illinois-based property and casualty insurance underwriter (“SMIC”), the members approved, among other matters, the conversion of SMIC from a mutual company to a stock company named Standard Property and Casualty Insurance Company (“SPCIC”). The transaction was “sponsored” by the Company. The Company offered the right to subscribe for shares of its common stock at a discount to SMIC members, directors and officers. The Company received subscriptions of approximately $4,942. The Company sold the shares at a purchase price of $18.1237 per share, which represented an 18.4507% discount to the volume-weighted average trading price of a share of its common stock, as reported on the NASDAQ Global Select Market, for the 10-trading day period ending October 5, 2016, which was $22.2242. On October 7, 2016, the Company completed the acquisition and delivered 272,609 shares of its common stock, which represented the number of shares sold in the offering, and recorded approximately $6,058 in shareholders’ equity. SPCIC net assets purchased of approximately $22,123 exceeded the subscriptions received by the Company of approximately $4,942, and, as a result, the Company recorded a $17,181 bargain purchase gain in earnings in 2016. This acquisition expanded the Company’s homeowners and package products in Illinois and Indiana. The Company is in the process of completing the opening balance sheet for the acquisition, and is currently reviewing the intangible assets and loss reserves third-party valuation report and finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than September 2017.

Century-National

On June 1, 2016, the Company closed on the acquisition of all of the issued and outstanding shares of capital stock of Century-National Insurance Company, a California-domiciled property and casualty insurance company (“Century-National”), and Western General Agency, Inc., a California corporation, from Kramer-Wilson Company, Inc. (“Western General”). The purchase price for the transaction was approximately $316,594. The purchase price includes an upfront cash payment of approximately $143,800 with the remaining balance of $172,794 in the form of a promissory note, payable over a period of two years. See Note 12, “Debt - Century-National Promissory Note” for additional information. Century-National net assets purchased of approximately $322,694 exceeded the cash paid by the Company of approximately $316,594, and, as a result, the Company recorded a $6,100 bargain purchase gain in earnings in 2017. Under the terms of the purchase agreement, the Company will re-estimate Century National’s closing statutory reserves as of the 2nd anniversary of the closing date of the acquisition. If the closing date recorded statutory reserves exceed the re-estimated statutory reserves, the Company will pay the seller the excess. If the re-estimated statutory reserves exceed the closing date recorded statutory reserves, the seller will pay the Company the excess. This acquisition expanded the Company’s standard and preferred product offering in both homeowners and personal auto lines.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 1, 2016
Assets:
Cash and invested assets	$413,343
Accrued interest	3,531
Premium and other receivables	68,410
Reinsurance recoverable	12,904
Prepaid reinsurance premiums	12,723
Premises and equipment	5,216
Intangible assets	71,008
Deferred tax asset	12,100
Other assets	1,426
Total assets	$600,661
Liabilities:
Unpaid loss and loss adjustment expense reserves	$132,912
Accounts payable and accrued expenses	17,900
Unearned premiums	113,608
Reinsurance payable	6,308
Other Liabilities	7,239
Total liabilities	277,967
Net assets purchased	322,694
Purchase Price	316,594
Bargain purchase gain recorded in earnings	$6,100

The intangible assets related to the acquisition of Century-National and Western General were assigned to the P&C segment. The intangible assets acquired consisted of $8,000 of state licenses with an indefinite life, agent relationships of $38,000, value in policies in force of $18,485, leases of $5,523 and trademarks of $1,000, with weighted average amortization lives of 15, 1, 13 and 5 years, respectively. The Company is in the process of completing the finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than May 2017. As a result of the acquisition of Century-National and Western General, the Company recorded $60,754 of gross premium written and $3,539 of service and fee income for the three months ended March 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized as of March 31, 2017 and December 31, 2016, as follows:

	March 31, 2017	December 31, 2016
Balance at beginning of the period	$220,922	$160,531
Additions	176,656	495,195
Reductions	—	(23,803)
Amortization	(154,794)	(411,001)
Change in DAC	21,862	60,391
Balance at end of the period	$242,784	$220,922
NGHC	$209,506	$189,879
Reciprocal Exchanges	33,278	31,043
Balance at end of the period	$242,784	$220,922

9. Goodwill and Intangible Assets, Net

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This test is performed annually as of October 1st, or more frequently, if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No goodwill impairment was recorded during three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, goodwill and intangible assets increased by $18,238 due to acquisitions assigned to the Accident and Health (“A&H”) segment.

Intangible Assets

Intangible assets consist of definite and indefinite life assets. Definite-lived intangible assets subject to amortization, primarily include agent and costumer relationships, value in policies in force, renewal rights and trademarks. Indefinite-lived intangible assets include management contracts and state licenses, subject to annual impairment testing. No intangible assets impairment was recorded during three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016, the Company amortized $28,818 and $5,607, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $7,205 for the three months ended March 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and loss adjustment expense reserves are generally the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and future events beyond the control of management, such as changes in law, judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.

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

The table below shows the activity of loss reserves on a gross and net of reinsurance basis for the three months ended March 31, 2017 and 2016, reflecting changes in losses incurred and paid losses:

	Three Months Ended March 31,
	2017					2016
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$1,936,391	$191,606	$2,127,997	$137,075	$2,265,072	$1,479,953	$143,279	$1,623,232	$132,392	$1,755,624
Less: Reinsurance recoverables at beginning of the period	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)	(793,508)	(583)	(794,091)	(39,085)	(833,176)
Net balance at beginning of the period	1,108,719	180,673	1,289,392	94,883	1,384,275	686,445	142,696	829,141	93,307	922,448
Incurred losses and LAE related to:
Current year	525,688	75,211	600,899	30,020	630,919	333,237	77,157	410,394	—	410,394
Prior year	(4,354)	(8,320)	(12,674)	(1,920)	(14,594)	(578)	(766)	(1,344)	—	(1,344)
Total incurred	521,334	66,891	588,225	28,100	616,325	332,659	76,391	409,050	—	409,050
Paid losses and LAE related to:
Current year	(165,950)	(14,568)	(180,518)	(12,886)	(193,404)	(112,554)	(30,769)	(143,323)	—	(143,323)
Prior year	(347,864)	(51,432)	(399,296)	(15,246)	(414,542)	(206,027)	(39,300)	(245,327)	—	(245,327)
Total paid	(513,814)	(66,000)	(579,814)	(28,132)	(607,946)	(318,581)	(70,069)	(388,650)	—	(388,650)
Acquired outstanding loss and loss adjustment reserve, net	—	—	—	—	—	—	—	—	385	385
Effect of foreign exchange rates	—	1,043	1,043	—	1,043	—	2,414	2,414	—	2,414
Net balance at end of the period	1,116,239	182,607	1,298,846	94,851	1,393,697	700,523	151,432	851,955	93,692	945,647
Plus reinsurance recoverables at end of the period	819,538	10,732	830,270	44,234	874,504	788,172	6,313	794,485	43,401	837,886
Gross balance at end of period	$1,935,777	$193,339	$2,129,116	$139,085	$2,268,201	$1,488,695	$157,745	$1,646,440	$137,093	$1,783,533

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2017. Loss and LAE for the three months ended March 31, 2017 included $14,594 of favorable development on prior accident year loss and LAE reserves ($12,674 excluding $1,920 of favorable development for the Reciprocal Exchanges), driven by favorable development of $6,274 in the P&C segment ($4,354 excluding $1,920 of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our lender-placed insurance business which was partially offset by unfavorable development in private passenger auto bodily injury coverage, and driven by $8,320 of favorable development in the A&H segment primarily driven by favorable development in our domestic stop loss programs.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2016. Loss and LAE for the three months ended March 31, 2016 included $1,344 of favorable development on prior accident year loss and LAE reserves. The $578 of favorable development in the P&C segment was driven by favorable development in our lender-placed insurance business, while $766 of favorable development in the A&H segment was driven by positive development in our domestic A&H businesses.

11. Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement.

The Company uses the estimated annual effective tax rate method. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions.

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended March 31,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Total
Income (loss) before provision (benefit) for income taxes and earnings of equity method investments	$52,833	$(8,403)	$44,430	$68,240	$68,240
Tax at Federal statutory rate 35%	$18,492	$(2,941)	$15,551	$23,884	$23,884
Tax effects resulting from:
Exempt foreign income	(7,196)	—	(7,196)	(1,905)	(1,905)
Statutory equalization reserves	451	—	451	(1,827)	(1,827)
Other, net (1)	4,019	693	4,712	(2,069)	(2,069)
Total income tax reported	$15,766	$(2,248)	$13,518	$18,083	$18,083
Effective tax rate	29.8%	26.8%	30.4%	26.5%	26.5%
(1) Primarily includes tax-exempt interest, state taxes and bargain purchase gain.

The Company’s consolidated effective tax rate increased from 26.5% for the three months ended March 31, 2016 to 30.4% for the three months ended March 31, 2017. The increase was primarily driven by a decrease in the utilization of the Company’s statutory equalization reserves in 2017, as well as a reduction in the expected benefits from bargain purchase gains.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of March 31, 2017 and December 31, 2016. No interest or penalties have been recorded by the Company for the three months ended March 31, 2017 and 2016. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. Including the Reciprocal Exchanges, the Company’s subsidiaries are currently open to audit by the IRS for the year ended December 31, 2014, and years thereafter for Federal tax purposes. Including the Reciprocal Exchanges, for state and local tax purposes, the Company is open to audit for tax years ended December 31, 2013 forward, depending on jurisdiction.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Debt

7.625% Subordinated Notes due 2055

In 2015, the Company sold $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three months ended March 31, 2017 and 2016, was $1,880 and $1,880, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of March 31, 2017.

6.75% Notes due 2024

In 2014, the Company sold $250,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company.

In 2015, the Company sold an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance was approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the three months ended March 31, 2017 and 2016, was $5,825 and $5,825, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of March 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, has established two special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company (the “Subordinated Debentures”). The Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment totaling $2,168 and $2,168 as of both March 31, 2017 and December 31, 2016, on the Company’s condensed consolidated balance sheets, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three months ended March 31, 2017 was $1,003.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three months ended March 31, 2017 and 2016 was $63 and $57, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, is the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the SPCIC Surplus Notes for the three months ended March 31, 2017 was $51.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of March 31, 2017).

As of March 31, 2017, there was $50,000 outstanding under the Credit Agreement. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.69% as of March 31, 2017. Interest expense on the Credit Agreement for the three months ended March 31, 2017 was $439. The Company was in compliance with all of the covenants under the Credit Agreement as of March 31, 2017.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of the Company’s acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note (“Century-National Promissory Note”) in the amount of $172,794 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $86,397 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under the Company’s Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the three months ended March 31, 2017 was $1,941. See Note 7, “Acquisitions” for additional information.

Maturities of the Company’s debt for the five years subsequent to March 31, 2017 are as follows:

	2017 (remaining nine months)	2018	2019	2020	2021	2022	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	—	72,168	72,168
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
SPCIC Surplus Notes	—	—	—	—	—	—	4,000	4,000
Credit Agreement	—	—	—	50,000	—	—	—	50,000
Century-National Promissory Note	86,397	86,397	—	—	—	—	—	172,794
Other	13	—	—	—	—	—	—	13
Total principal amount of debt	$86,410	$86,397	$—	$50,000	$—	$—	$531,168	$753,975
Less: Unamortized debt issuance costs and unamortized discount								(8,013)
Carrying amount of debt								$745,962

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2017, 1,163,849 shares of Company common stock remained available for grants under the Plans.

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five years following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs generally vest over a period of three or four years.

A summary of the Company’s stock option activity for the three months ended March 31, 2017 and 2016 is shown below:

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,583,670	$9.29	4,123,809	$9.31
Forfeited	—	—	—	—
Exercised	(22,897)	7.52	(139,199)	7.56
Outstanding at end of period	3,560,773	$9.31	3,984,610	$9.37

No options were granted during the three months ended March 31, 2017 and 2016.

The Company had approximately $6,123 and $6,041 of unrecognized compensation cost related to unvested stock options as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, all option grants outstanding had an approximate weighted average remaining life of 5.7 and 5.9 years, respectively. As of March 31, 2017 and December 31, 2016, options exercisable had an approximate weighted average remaining life of 5.7 and 5.9 years, respectively. As of March 31, 2017 and December 31, 2016, there were 3,253,238 and 3,028,989 exercisable shares with a weighted average exercise price of $9.04 and $9.01, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $396 and $1,805, respectively. The intrinsic value of stock options that were outstanding as of March 31, 2017 and 2016 was $51,469 and $48,676, respectively. The intrinsic value of stock options that were exercisable as of March 31, 2017 and 2016 was $47,875 and $31,602, respectively.

Cash received from options exercised was $172 and $1,407 during the three months ended March 31, 2017 and 2016, respectively. The Company had no excess tax benefit from award exercises for the three months ended March 31, 2017 and 2016, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s RSU activity for the three months ended March 31, 2017 and 2016 is shown below:

	Three Months Ended March 31,
	2017		2016
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	567,972	$16.64	362,674	$19.16
Granted	298,021	24.62	158,792	19.99
Vested	(51,261)	19.43	(21,386)	18.57
Forfeited	(3,098)	7.43	—	—
Withheld (1)	(32,983)	19.43	(14,589)	18.57
Non-vested at end of period	778,651	$20.32	485,491	$19.48

(1) Represents shares withheld by the Company to satisfy income tax withholding liability in connection with RSU vesting.

Compensation expense for all share-based compensation plans was $2,180 and $2,118 for the three months ended March 31, 2017 and 2016, respectively.

14. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to NGHC	$41,991	$56,827
Less: Dividends on preferred stock	(7,875)	(4,125)
Net income attributable to NGHC common stockholders	$34,116	$52,702
Denominator:
Weighted average number of common shares outstanding – basic	106,467,599	105,597,594
Potentially dilutive securities:
Share options	2,154,209	2,185,923
Restricted stock units	544,873	482,991
Weighted average number of common shares outstanding – diluted	109,166,681	108,266,508

Basic earnings per share attributable to NGHC common stockholders	$0.32	$0.50
Diluted earnings per share attributable to NGHC common stockholders	$0.31	$0.49

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

15. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re Ltd. (“ACP Re”). The Company provides and receives services to and from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among the Company and AII Insurance Management Limited, a subsidiary of AmTrust (“AIIM”), the Company pays AIIM a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $1,115 and $343 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, there was a payable to AIIM related to these services in the amount of $2,042 and $926, respectively.

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s new policy system pursuant to a Master Services Agreement. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five-year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to the Master Services Agreement. In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee of 1.25% of gross premium of the Company and its affiliates written on the system plus the costs for support services. AmTrust also provides the Company services in managing the premium receipts from its lockbox facilities at a variable cost per item processed. The Company recorded expenses related to the Master Services Agreement of $15,056 and $10,276 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, there was a payable related to the services received under this agreement in the amount of $29,304 and $27,693, respectively.

Reinsurance Agreement

The Company has a reinsurance agreement with a segregated cell company managed by AmTrust, whereby the Company cedes 25% of the business written by certain agents who are members of the Company’s captive agent program along with 25% of any related losses. The Company receives a ceding commission income of 25% of the associated ceded premiums. Each party may terminate the agreement by providing 90 days written notice.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

	March 31, 2017	December 31, 2016
Reinsurance Recoverable on Paid and Unpaid Losses	$1,467	$1,083
Commission Receivable	315	139
Reinsurance Payable	1,083	533

	Three Months Ended March 31,
	2017	2016
Ceded Premiums	$550	$408
Ceding Commission Income	265	112
Ceded Losses and LAE	384	190

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with the related entities listed below whereby it ceded 50% of the total net earned premiums and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). The Company terminated the NGHC Quota Share agreement on a run-off basis and stopped ceding any net earned premiums and net incurred losses and LAE on business with effective dates after July 31, 2013. The Company continues to cede 50% of the net losses with respect to policies in force as of July 31, 2013 through the expiration of such policies, the last of which expired on July 31, 2014.

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater.

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Reinsurance Ltd. (formerly known as "Maiden Insurance Company Ltd."), a subsidiary of Maiden	25%
Technology Insurance Company, Inc., a subsidiary of AmTrust	10%

The amounts related to this reinsurance treaty are as follows:

March 31, 2017	Reinsurance Recoverable	Reinsurance Payable
ACP Re	$13,142	$10,685
Maiden Reinsurance Ltd.	18,041	15,957
Technology Insurance Company, Inc.	7,216	6,383
Total	$38,399	$33,025

December 31, 2016	Reinsurance Recoverable	Reinsurance Payable
ACP Re	$12,411	$10,685
Maiden Reinsurance Ltd.	16,823	15,957
Technology Insurance Company, Inc.	6,729	6,383
Total	$35,963	$33,025

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2017	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$731
Maiden Reinsurance Ltd.	—	1,218
Technology Insurance Company, Inc.	—	487
Total	$—	$2,436

Three Months Ended March 31, 2016	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$(605)	$1,795
Maiden Reinsurance Ltd.	(1,008)	2,992
Technology Insurance Company, Inc.	(403)	1,197
Total	$(2,016)	$5,984

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Reinsurance Ltd. held assets in trust in the amount of $1,814 and $13,458, respectively, as of March 31, 2017 and $801 and $13,298, respectively, as of December 31, 2016.

LSC Entities, Limited Liability Companies and Limited Partnerships

The Company has ownership in LSC Entities, limited liability companies and limited partnerships with related parties. For further discussion see Note 6, “Equity Method Investments - Related Parties.”

Agreements with ACP Re

Credit Agreement

In 2014, the Company entered into a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as administrative agent, ACP Re, as borrower, ACP Re Holdings, LLC, parent company of ACP Re, as guarantor, and AmTrust and the Company, as lenders, pursuant to which the lenders made a $250,000 loan ($125,000 made by each Lender) to the borrowers on the terms and conditions contained within the ACP Re Credit Agreement.

On July 28, 2016, the parties entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement. Under the restated terms, the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by a related-party trust. The Michael Karfunkel Family 2005 Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant. The maturity date changed from September 15, 2021 to September 20, 2036. The interest rate on the outstanding principal balance of $250,000 changed from a fixed annual rate of 7% to a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

The Company recorded interest income of $1,160 and $2,188 for the three months ended March 31, 2017 and 2016, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of our reserve position based on collateral levels maintained.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $187 in rent for the three months ended March 31, 2017.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $73 in rent for the three months ended March 31, 2017.

16. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended March 31,
	2017	2016
Commission revenue	$40,414	$23,885
Finance and processing fees	26,084	35,834
Installment fees	18,502	8,468
Group health administrative fees	14,561	18,860
Late payment fees	13,838	3,152
Lender service fees	3,989	4,080
Other	8,554	2,665
Total	$125,942	$96,944

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

The following tables summarize the results of operations of the Company’s operating segments:

Three Months Ended March 31, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,063,114	$191,955	$—	$1,255,069
Ceded premiums	(117,489)	(10,841)	—	(128,330)
Net premium written	945,625	181,114	—	1,126,739
Change in unearned premium	(154,380)	(52,188)	—	(206,568)
Net earned premium	791,245	128,926	—	920,171
Ceding commission income	19,707	287	—	19,994
Service and fee income	93,669	32,273	—	125,942
Total underwriting revenues	904,621	161,486	—	1,066,107
Underwriting expenses:
Loss and loss adjustment expense	549,434	66,891	—	616,325
Acquisition costs and other underwriting expenses	143,811	31,490	—	175,301
General and administrative expenses	209,972	45,213	—	255,185
Total underwriting expenses	903,217	143,594	—	1,046,811
Underwriting income	1,404	17,892	—	19,296
Net investment income	—	—	26,390	26,390
Net loss on investments	—	—	(161)	(161)
Bargain purchase gain and other revenue	—	—	10,450	10,450
Earnings of equity method investments	—	—	4,954	4,954
Interest expense	—	—	(11,545)	(11,545)
Provision for income taxes	—	—	(13,518)	(13,518)
Net loss attributable to non-controlling interest	—	—	6,125	6,125
Net income attributable to NGHC	$1,404	$17,892	$22,695	$41,991

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended March 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$661,337	$154,857	$—	$816,194
Ceded premiums	(60,563)	(11,044)	—	(71,607)
Net premium written	600,774	143,813	—	744,587
Change in unearned premium	(46,726)	(42,941)	—	(89,667)
Net earned premium	554,048	100,872	—	654,920
Ceding commission income (loss)	(2,264)	369	—	(1,895)
Service and fee income	63,488	33,456	—	96,944
Total underwriting revenues	615,272	134,697	—	749,969
Underwriting expenses:
Loss and loss adjustment expense	332,659	76,391	—	409,050
Acquisition costs and other underwriting expenses	91,659	21,240	—	112,899
General and administrative expenses	144,694	31,933	—	176,627
Total underwriting expenses	569,012	129,564	—	698,576
Underwriting income	46,260	5,133	—	51,393
Net investment income	—	—	21,670	21,670
Net gain on investments	—	—	3,617	3,617
Other revenue	—	—	701	701
Earnings of equity method investments	—	—	6,682	6,682
Interest expense	—	—	(9,141)	(9,141)
Provision for income taxes	—	—	(18,083)	(18,083)
Net (income) attributable to non-controlling interest	—	—	(12)	(12)
Net income attributable to NGHC	$46,260	$5,133	$5,434	$56,827

The following tables summarize the total assets of the Company’s operating segments as of March 31, 2017 and December 31, 2016:

March 31, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,092,312	$219,823	$82,174	$1,394,309
Deferred acquisition costs	228,018	14,766	—	242,784
Reinsurance recoverable	957,355	10,732	—	968,087
Prepaid reinsurance premiums	169,972	—	—	169,972
Goodwill and Intangible assets, net	494,178	118,252	—	612,430
Prepaid and other assets	20,746	40,584	1,649	62,979
Corporate and other assets	—	—	4,306,917	4,306,917
Total assets	$2,962,581	$404,157	$4,390,740	$7,757,478

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$929,084	$149,387	$12,198	$1,090,669
Deferred acquisition costs	207,597	13,325	—	220,922
Reinsurance recoverable	937,303	10,933	—	948,236
Prepaid reinsurance premiums	156,970	—	—	156,970
Goodwill and Intangible assets, net	524,981	98,029	—	623,010
Prepaid and other assets	28,077	25,854	2,414	56,345
Corporate and other assets	—	—	4,148,829	4,148,829
Total assets	$2,784,012	$297,528	$4,163,441	$7,244,981

The following tables show an analysis of the Company’s gross and net premiums written and net earned premium by geographical location for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Total
Gross premium written - North America	$1,096,669	$82,216	$1,178,885	$749,536	$749,536
Gross premium written - Europe	76,184	—	76,184	66,658	66,658
Total	$1,172,853	$82,216	$1,255,069	$816,194	$816,194

Net premium written - North America	$1,001,079	$41,701	$1,042,780	$655,294	$655,294
Net premium written - Europe	83,959	—	83,959	89,293	89,293
Total	$1,085,038	$41,701	$1,126,739	$744,587	$744,587

Net earned premium - North America	$847,440	$39,032	$886,472	$608,641	$608,641
Net earned premium - Europe	33,699	—	33,699	46,279	46,279
Total	$881,139	$39,032	$920,171	$654,920	$654,920

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company’s gross premium written, net premium written and net earned premium by product type for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Gross Premium Written	2017	2016
Property and Casualty
Personal Auto	$646,904	$385,198
Homeowners	114,201	70,301
RV/Packaged	44,754	39,603
Small Business Auto	86,376	50,151
Lender-placed insurance	76,270	111,997
Other	12,393	4,087
Property and Casualty	$980,898	$661,337
Accident and Health	191,955	154,857
NGHC Total	$1,172,853	$816,194

Reciprocal Exchanges
Personal Auto	$28,159	$—
Homeowners	53,327	—
Other	730	—
Reciprocal Exchanges Total	$82,216	$—

Total	$1,255,069	$816,194

	Three Months Ended March 31,
Net Premium Written	2017	2016
Property and Casualty
Personal Auto	$596,879	$335,326
Homeowners	104,545	65,876
RV/Packaged	44,519	39,456
Small Business Auto	79,208	44,993
Lender-placed insurance	72,832	111,997
Other	5,941	3,126
Property and Casualty	$903,924	$600,774
Accident and Health	181,114	143,813
NGHC Total	$1,085,038	$744,587

Reciprocal Exchanges
Personal Auto	$17,106	$—
Homeowners	24,216	—
Other	379	—
Reciprocal Exchanges Total	$41,701	$—

Total	$1,126,739	$744,587

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
Net Earned Premium	2017	2016
Property and Casualty
Personal Auto	$454,415	$271,997
Homeowners	104,129	74,439
RV/Packaged	40,650	37,519
Small Business Auto	63,241	43,844
Lender-placed insurance	83,741	122,806
Other	6,037	3,443
Property and Casualty	$752,213	$554,048
Accident and Health	128,926	100,872
NGHC Total	$881,139	$654,920

Reciprocal Exchanges
Personal Auto	$16,117	$—
Homeowners	22,538	—
Other	377	—
Reciprocal Exchanges Total	$39,032	$—

Total	$920,171	$654,920

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our life settlement contracts, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Ltd., Maiden Holdings, Ltd., or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a specialty personal lines insurance holding company. Through our subsidiaries, we provide a variety of insurance products, including personal and small business automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the three months ended March 31, 2017, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.9x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $26.4 million and $21.7 million for the three months ended March 31, 2017 and 2016, respectively. We held 6.2% and 7.2% of total invested assets in cash, cash equivalents and restricted cash as of March 31, 2017 and December 31, 2016, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves. As of March 31, 2017 and December 31, 2016, our reserves, net of reinsurance recoverables on unpaid losses, were $1.4 billion and $1.4 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Our reserves for loss and loss adjustment expenses incurred and unpaid are not discounted using present value factors. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2017, we would earn half of the premium in the first quarter of 2017 and the other half in the second quarter of 2017.

Ceding commission income. Ceding commission income is commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, generally on a pro rata basis over the terms of the policies reinsured. The portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition and other underwriting expenses.

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

Net investment income and Net gains and (losses) on investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturities and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We classify our fixed maturities and equity securities as available for sale. We report net unrealized gains (losses) on those securities classified as available for sale separately in other comprehensive income (loss). Additionally, we have a small portfolio of fixed maturities and equity securities classified as trading. We report realized and unrealized gains (losses) on those securities classified as trading in earnings.

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

Earnings (losses) from equity method investments. This represents primarily our share in earnings or losses of our investment in three companies that own life settlement contracts, which includes the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. These investments determine the fair value of life settlement contracts based upon an estimate of the discounted cash flow of the anticipated death benefits incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We also invest in corporate entities, partnership and partnership-like entities and participate in their earnings (losses) for real estate, private equity fund and various partnership investments.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the three months ended March 31, 2017 and 2016 (Unaudited)” below.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

For more information related to recent accounting pronouncements that we adopted during the three months ended March 31, 2017, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Total
	(amounts in thousands)
Gross premium written	$1,173,654	$82,216	$(801)	$1,255,069	$816,194	$816,194
Ceded premiums	(88,616)	(40,515)	801	(128,330)	(71,607)	(71,607)
Net premium written	$1,085,038	$41,701	$—	$1,126,739	$744,587	$744,587
Change in unearned premium	(203,899)	(2,669)	—	(206,568)	(89,667)	(89,667)
Net earned premium	$881,139	$39,032	$—	$920,171	$654,920	$654,920
Ceding commission income (loss)	2,747	17,247	—	19,994	(1,895)	(1,895)
Service and fee income	135,863	2,080	(12,001)	125,942	96,944	96,944
Total underwriting revenues	$1,019,749	$58,359	$(12,001)	$1,066,107	$749,969	$749,969
Underwriting expenses:
Loss and loss adjustment expense	588,225	28,100	—	616,325	409,050	409,050
Acquisition costs and other underwriting expenses	161,121	14,180	—	175,301	112,899	112,899
General and administrative expenses	242,083	25,103	(12,001)	255,185	176,627	176,627
Total underwriting expenses	$991,429	$67,383	$(12,001)	$1,046,811	$698,576	$698,576
Underwriting income (loss)	$28,320	$(9,024)	$—	$19,296	$51,393	$51,393
Net investment income	25,769	2,884	(2,263)	26,390	21,670	21,670
Net gain (loss) on investments	(161)	—	—	(161)	3,617	3,617
Bargain purchase gain and other revenue	10,450	—	—	10,450	701	701
Earnings of equity method investments	4,954	—	—	4,954	6,682	6,682
Interest expense	(11,545)	(2,263)	2,263	(11,545)	(9,141)	(9,141)
Income (loss) before provision (benefit) for income taxes	$57,787	$(8,403)	$—	$49,384	$74,922	$74,922
Less: Provision (benefit) for income taxes	15,766	(2,248)	—	13,518	18,083	18,083
Net income (loss)	$42,021	$(6,155)	$—	$35,866	$56,839	$56,839
Less: Net (income) loss attributable to non-controlling interest	(30)	6,155	—	6,125	(12)	(12)
Net income attributable NGHC	$41,991	$—	$—	$41,991	$56,827	$56,827
Net loss ratio	66.8%	72.0%		67.0%	62.5%	62.5%
Net operating expense ratio (non-GAAP)	30.0%	51.1%		30.9%	29.7%	29.7%
Net combined ratio (non-GAAP)	96.8%	123.1%		97.9%	92.2%	92.2%

	Three Months Ended March 31,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Total
	(amounts in thousands)
Total expenses	$1,002,974	$69,646	$(14,264)	$1,058,356	$707,717	$707,717
Less: Loss and loss adjustment expense	588,225	28,100	—	616,325	409,050	409,050
Less: Interest expense	11,545	2,263	(2,263)	11,545	9,141	9,141
Less: Ceding commission income (loss)	2,747	17,247	—	19,994	(1,895)	(1,895)
Less: Service and fee income	135,863	2,080	(12,001)	125,942	96,944	96,944
Net operating expense	$264,594	$19,956	$—	$284,550	$194,477	$194,477
Net earned premium	$881,139	$39,032	$—	$920,171	$654,920	$654,920
Net operating expense ratio (non-GAAP)	30.0%	51.1%		30.9%	29.7%	29.7%

During 2016, we entered into a number of acquisitions and other transactions, including the following: (i) in November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”), (ii) in October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company, an Illinois-based property and casualty insurance company (“SPCIC”), and (iii) in June 2016, we closed on the acquisition of Century National Insurance Company, a California-based property and casualty insurance company and Western General, a California corporation (“Century-National”). In addition, in the first quarter of 2016, the Reciprocal Exchanges were deconsolidated at January 1, 2016, and subsequently reconsolidated at March 31, 2016. As a result of these transactions, comparisons between our 2017 and 2016 results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $438.9 million, or 53.8%, from $816.2 million for the three months ended March 31, 2016 to $1,255.1 million for the three months ended March 31, 2017, due to an increase of $401.8 million in premiums received from the P&C segment, primarily as a result of the acquisitions of Direct General ($160.9 million), SPCIC ($11.0 million) and Century-National ($60.8 million), the consolidation of the Reciprocal Exchanges ($82.2 million), and additional premiums related to organic growth ($122.9 million), partially offset by the decline in lender-placed premiums ($36.0 million); and due to an increase of $37.1 million in premiums received from the A&H segment, primarily as a result of the acquisition of Direct General ($5.3 million) and organic growth, both domestic ($22.3 million) and international ($9.5 million).

Net premium written. Net premium written increased by $382.2 million, or 51.3%, from $744.6 million for the three months ended March 31, 2016 to $1,126.7 million for the three months ended March 31, 2017. Net premium written for the P&C segment increased by $344.9 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of the acquisitions of Direct General ($160.9 million), SPCIC ($10.9 million) and Century-National ($52.8 million), the consolidation of the Reciprocal Exchanges ($41.7 million), and additional premiums related to organic growth ($117.7 million), partially offset by the decline in lender-placed premiums ($39.2 million). Net premium written for the A&H segment increased by $37.3 million, primarily as a result of the acquisition of Direct General ($5.3 million) and organic growth, both domestic ($22.5 million) and international ($9.5 million).

Net earned premium. Net earned premium increased by $265.3 million, or 40.5%, from $654.9 million for the three months ended March 31, 2016 to $920.2 million for the three months ended March 31, 2017. The increase by segment was: P&C $237.2 million and A&H $28.1 million. The increase in the P&C segment was primarily attributable to the acquisitions of Direct General ($104.1 million), SPCIC ($12.0 million) and Century-National ($52.3 million), the consolidation of the Reciprocal Exchanges ($39.1 million), and additional premiums related to organic growth ($69.7 million), partially offset by the decline in lender-placed premiums ($40.0 million). The increase in the A&H segment was primarily due to the acquisition of Direct General ($3.3 million) and organic growth, both domestic ($22.4 million) and international ($2.3 million).

Ceding commission income (loss). Ceding commission increased from a $1.9 million loss for the three months ended March 31, 2016 to $20.0 million income for the three months ended March 31, 2017, primarily driven by an increase attributable to the acquisition of Century-National ($2.1 million) and the consolidation of the Reciprocal Exchanges ($17.2 million).

Service and fee income. Service and fee income increased by $29.0 million, or 29.9%, from $96.9 million for the three months ended March 31, 2016 to $125.9 million for the three months ended March 31, 2017. The increases were attributable to the P&C segment ($30.2 million), resulting primarily from the Direct General and Century-National acquisitions, and additional service and fee income related to organic growth, partially offset by the consolidation of the Reciprocal Exchanges and a slight decrease in the A&H segment ($1.2 million).

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$40,414	$23,885	$16,529	69.2%
Finance and processing fees	26,084	35,834	(9,750)	(27.2)%
Installment fees	18,502	8,468	10,034	118.5%
Group health administrative fees	14,561	18,860	(4,299)	(22.8)%
Late payment fees	13,838	3,152	10,686	339.0%
Lender service fees	3,989	4,080	(91)	(2.2)%
Other	8,554	2,665	5,889	221.0%
Total	$125,942	$96,944	$28,998	29.9%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $207.3 million, or 50.7%, from $409.1 million for the three months ended March 31, 2016 to $616.3 million for the three months ended March 31, 2017, primarily reflecting the acquisitions of Direct General ($71.4 million), SPCIC ($9.5 million) and Century-National ($27.2 million), the consolidation of the Reciprocal Exchanges ($28.1 million), organic growth and higher catastrophe losses in 2017 compared to the same period of 2016. The changes by segment were: P&C - increased $216.8 million and A&H - decreased $9.5 million. Loss and LAE for the three months ended March 31, 2017 included $14.6 million of favorable development on prior accident year loss and LAE reserves. The $6.3 million of favorable development in the P&C segment was primarily driven by favorable development in our lender-placed insurance business, and $8.3 million of favorable development in the A&H segment was primarily driven by favorable development in our domestic stop loss programs. Our consolidated net loss ratio increased from 62.5% for the three months ended March 31, 2016 to 67.0% for the three months ended March 31, 2017, with a higher P&C segment net loss ratio and a lower A&H segment net loss. Loss and loss adjustment expense and net loss ratio for the three months ended March 31, 2017 were also impacted by the prospective reclassification of $52.5 million (including $4.4 million related to the Reciprocal Exchanges) in costs associated with claims handling from general and administrative expenses to loss and loss adjustment expense.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $62.4 million, or 55.3%, from $112.9 million for the three months ended March 31, 2016 to $175.3 million for the three months ended March 31, 2017, due to an increase of $52.2 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($11.5 million) and Century-National ($12.4 million), the consolidation of the Reciprocal Exchanges ($14.2 million), and additional costs related to organic growth ($14.0 million); and due to an increase of $10.3 million from the A&H segment.

General and administrative expenses. General and administrative expenses increased by $78.6 million, or 44.5%, from $176.6 million for the three months ended March 31, 2016 to $255.2 million for the three months ended March 31, 2017, primarily as a result of the Direct General ($53.1 million) and Century-National ($9.0 million) acquisitions, the consolidation of the Reciprocal Exchanges ($13.0 million) and an increase in professional fees ($11.2 million), partially offset by a decline in transition related expenses in the lender-placed business ($7.2 million). General and administrative expenses for the three months ended March 31, 2017 were also impacted by the prospective reclassification of $52.5 million (including $4.4 million related to the Reciprocal Exchanges) in costs associated with claims handling from general and administrative expenses to loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $90.1 million, or 46.3%, from $194.5 million for the three months ended March 31, 2016 to $284.6 million for the three months ended March 31, 2017. The consolidated net operating expense ratio increased to 30.9% for the three months ended March 31, 2017 from 29.7% for the three months ended March 31, 2016. Excluding the Reciprocal Exchanges, the net operating expense ratio was 30.0% for the three months ended March 31, 2017. The Reciprocal Exchanges’ net operating expense ratio was 51.1% for the three months ended March 31, 2017.

Net investment income. Net investment income increased by $4.7 million, or 21.8%, from $21.7 million for the three months ended March 31, 2016 to $26.4 million for the three months ended March 31, 2017, primarily as a result of our higher amount of invested assets in fixed maturities.

Net gain (loss) on investments. Net gain (loss) on investments decreased by $3.8 million from a gain of $3.6 million for the three months ended March 31, 2016 to a $0.2 million loss for the three months ended March 31, 2017.

Bargain purchase gain and other revenue. For the three months ended March 31, 2017, we had a $9.8 million bargain purchase gain related to net assets acquired in excess of the purchase price paid for the acquisitions of Direct General and Century-National.

Earnings of equity method investments. Earnings of equity method investments, which primarily relates to our 50% interest in life settlement entities, decreased by $1.7 million from $6.7 million in earnings for the three months ended March 31, 2016 to $5.0 million in earnings for the three months ended March 31, 2017.

Interest expense. Interest expense for the three months ended March 31, 2017 and 2016 was $11.5 million and $9.1 million, respectively. The increase of $2.4 million is primarily due to interest payable under our credit facility and the promissory note issued in connection with the Century-National acquisition.

Provision for income taxes. Income tax expense decreased by $4.6 million, or 25.2%, from $18.1 million for the three months ended March 31, 2016, reflecting an effective tax rate of 26.5%, to $13.5 million for the three months ended March 31, 2017, reflecting an effective tax rate of 30.4%. The reduction in consolidated tax expense was driven by the reduction in pre-tax income from 2016 to 2017. The increase in the effective tax rate was primarily driven by a decrease in the utilization of our statutory equalization reserves in 2017, as well as a reduction in the expected benefits from bargain purchase gains.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Total
	(amounts in thousands)
Gross premium written	$981,699	$82,216	$(801)	$1,063,114	$661,337	$661,337
Ceded premiums	(77,775)	(40,515)	801	(117,489)	(60,563)	(60,563)
Net premium written	$903,924	$41,701	$—	$945,625	$600,774	$600,774
Change in unearned premium	(151,711)	(2,669)	—	(154,380)	(46,726)	(46,726)
Net earned premium	$752,213	$39,032	$—	$791,245	$554,048	$554,048
Ceding commission income (loss)	2,460	17,247	—	19,707	(2,264)	(2,264)
Service and fee income	103,590	2,080	(12,001)	93,669	63,488	63,488
Total underwriting revenues	$858,263	$58,359	$(12,001)	$904,621	$615,272	$615,272
Underwriting expenses:
Loss and loss adjustment expense	521,334	28,100	—	549,434	332,659	332,659
Acquisition costs and other underwriting expenses	129,631	14,180	—	143,811	91,659	91,659
General and administrative expenses	196,870	25,103	(12,001)	209,972	144,694	144,694
Total underwriting expenses	$847,835	$67,383	$(12,001)	$903,217	$569,012	$569,012
Underwriting income (loss)	$10,428	$(9,024)	$—	$1,404	$46,260	$46,260
Net loss ratio	69.3%	72.0%		69.4%	60.0%	60.0%
Net operating expense ratio (non-GAAP)	29.3%	51.1%		30.4%	31.6%	31.6%
Net combined ratio (non-GAAP)	98.6%	123.1%		99.8%	91.6%	91.6%

	Three Months Ended March 31,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Total
	(amounts in thousands)
Total underwriting expenses	$847,835	$67,383	$(12,001)	$903,217	$569,012	$569,012
Less: Loss and loss adjustment expense	521,334	28,100	—	549,434	332,659	332,659
Less: Ceding commission income (loss)	2,460	17,247	—	19,707	(2,264)	(2,264)
Less: Service and fee income	103,590	2,080	(12,001)	93,669	63,488	63,488
Net operating expense	$220,451	$19,956	$—	$240,407	$175,129	$175,129
Net earned premium	$752,213	$39,032	$—	$791,245	$554,048	$554,048
Net operating expense ratio (non-GAAP)	29.3%	51.1%		30.4%	31.6%	31.6%

P&C Segment Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $401.8 million, or 60.8%, from $661.3 million for the three months ended March 31, 2016 to $1,063.1 million for the three months ended March 31, 2017, primarily as a result of the acquisitions of Direct General ($160.9 million), SPCIC ($11.0 million) and Century-National ($60.8 million), the consolidation of the Reciprocal Exchanges ($82.2 million), and additional premiums related to organic growth ($122.9 million), partially offset by the decline in lender-placed premiums ($36.0 million).

Net premium written. Net premium written increased by $344.9 million, or 57.4%, from $600.8 million for the three months ended March 31, 2016 to $945.6 million for the three months ended March 31, 2017, primarily as a result of the acquisitions of Direct General ($160.9 million), SPCIC ($10.9 million) and Century-National ($52.8 million), the consolidation of the Reciprocal Exchanges ($41.7 million), and additional premiums related to organic growth ($117.7 million), partially offset by the decline in lender-placed premiums ($39.2 million).

Net earned premium. Net earned premium increased by $237.2 million, or 42.8%, from $554.0 million for the three months ended March 31, 2016 to $791.2 million for the three months ended March 31, 2017, primarily attributable to the acquisitions of Direct General ($104.1 million), SPCIC ($12.0 million) and Century-National ($52.3 million), the consolidation of the Reciprocal Exchanges ($39.1 million), and additional premiums related to organic growth ($69.7 million), partially offset by the decline in lender-placed premiums ($40.0 million).

Ceding commission income (loss). Ceding commission increased by $22.0 million from a $2.3 million loss for the three months ended March 31, 2016 to $19.7 million income for the three months ended March 31, 2017, primarily driven by an increase attributable to the acquisition of Century-National ($2.1 million) and the consolidation of the Reciprocal Exchanges ($17.2 million).

Service and fee income. Service and fee income increased by $30.2 million, or 47.5%, from $63.5 million for the three months ended March 31, 2016 to $93.7 million for the three months ended March 31, 2017, resulting primarily from the Direct General and Century-National acquisitions, and additional service and fee income related to organic growth, partially offset by the consolidation of the Reciprocal Exchanges.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $216.8 million, or 65.2%, from $332.7 million for the three months ended March 31, 2016 to $549.4 million for the three months ended March 31, 2017, primarily reflecting the acquisitions of Direct General ($70.9 million), SPCIC ($9.5 million) and Century-National ($27.2 million), the consolidation of the Reciprocal Exchanges ($28.1 million), organic growth and higher catastrophe losses in 2017 compared to the same period of 2016. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 60.0% for the three months ended March 31, 2016 to 69.4% for the three months ended March 31, 2017, primarily due to the prospective reclassification of claims handling costs. Excluding the Reciprocal Exchanges, the net loss ratio was 69.3% for the three months ended March 31, 2017. The Reciprocal Exchanges’ net loss ratio was 72.0% for the three months ended March 31, 2017. Loss and loss adjustment expense and net loss ratio for the three months ended March 31, 2017 were also impacted by the prospective reclassification of $52.5 million (including $4.4 million related to the Reciprocal Exchanges) in costs associated with claims handling from general and administrative expenses to loss and loss adjustment expense.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $52.2 million, or 56.9%, from $91.7 million for the three months ended March 31, 2016 to $143.8 million for the three months ended March 31, 2017. The increase was primarily a result of the acquisitions of Direct General ($11.5 million) and Century-National ($12.4 million), the consolidation of the Reciprocal Exchanges ($14.2 million), and additional costs related to organic growth ($14.0 million).

General and administrative expenses. General and administrative expenses increased by $65.3 million, or 45.1%, from $144.7 million for the three months ended March 31, 2016 to $210.0 million for the three months ended March 31, 2017, primarily as a result of the Direct General ($54.3 million) and Century-National ($9.0 million) acquisitions, and the consolidation of the Reciprocal Exchanges ($13.0 million). General and administrative expenses for the three months ended March 31, 2017 were also impacted by the prospective reclassification of $52.5 million (including $4.4 million related to the Reciprocal Exchanges) in costs associated with claims handling from general and administrative expenses to loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $65.3 million, or 37.3%, from $175.1 million for the three months ended March 31, 2016 to $240.4 million for the three months ended March 31, 2017. Our P&C segment net operating expense ratio decreased from 31.6% for the three months ended March 31, 2016 to 30.4% for the three months ended March 31, 2017.

Underwriting income (loss). Underwriting income decreased from $46.3 million for the three months ended March 31, 2016 to $1.4 million for the three months ended March 31, 2017. Our P&C segment net combined ratio for the three months ended March 31, 2017 increased to 99.8% compared to 91.6% for the same period in 2016, primarily as a result of the consolidation of the Reciprocal Exchanges and our lender-placed business.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(amounts in thousands)
Gross premium written	$191,955	$154,857
Ceded premiums	(10,841)	(11,044)
Net premium written	$181,114	$143,813
Change in unearned premium	(52,188)	(42,941)
Net earned premium	$128,926	$100,872
Ceding commission income	287	369
Service and fee income	32,273	33,456
Total underwriting revenues	$161,486	$134,697
Underwriting expenses:
Loss and loss adjustment expense	66,891	76,391
Acquisition costs and other underwriting expenses	31,490	21,240
General and administrative expenses	45,213	31,933
Total underwriting expenses	$143,594	$129,564
Underwriting income	$17,892	$5,133
Net loss ratio	51.9%	75.7%
Net operating expense ratio (non-GAAP)	34.2%	19.2%
Net combined ratio (non-GAAP)	86.1%	94.9%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2017	2016
	(amounts in thousands)
Total underwriting expenses	$143,594	$129,564
Less: Loss and loss adjustment expense	66,891	76,391
Less: Ceding commission income	287	369
Less: Service and fee income	32,273	33,456
Net operating expense	$44,143	$19,348
Net earned premium	$128,926	$100,872
Net operating expense ratio (non-GAAP)	34.2%	19.2%

A&H Segment Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $37.1 million, or 24.0%, from $154.9 million for the three months ended March 31, 2016 to $192.0 million for the three months ended March 31, 2017, primarily as a result of the acquisition of Direct General ($5.3 million) and organic growth, both domestic ($22.3 million) and international ($9.5 million).

Net premium written. Net premium written increased by $37.3 million, or 25.9%, from $143.8 million for the three months ended March 31, 2016 to $181.1 million for the three months ended March 31, 2017, primarily as a result of the acquisition of Direct General ($5.3 million) and organic growth, both domestic ($22.5 million) and international ($9.5 million).

Net earned premium. Net earned premium increased by $28.1 million, or 27.8%, from $100.9 million for the three months ended March 31, 2016 to $128.9 million for the three months ended March 31, 2017, primarily as a result of the acquisition of Direct General ($3.3 million) and organic growth, both domestic ($22.4 million) and international ($2.3 million).

Service and fee income. Service and fee income decreased by $1.2 million, from $33.5 million for the three months ended March 31, 2016 to $32.3 million for the three months ended March 31, 2017.

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $9.5 million, or 12.4%, from $76.4 million for the three months ended March 31, 2016 to $66.9 million for the three months ended March 31, 2017, primarily as a result of lower loss experience in our domestic business. Our net loss ratio decreased from 75.7% for the three months ended March 31, 2016 to 51.9% for the three months ended March 31, 2017. The loss ratio decrease in the three months ended March 31, 2017, was primarily a result of higher premiums with lower loss experience due to a change in product mix in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $10.3 million, or 48.3%, from $21.2 million for the three months ended March 31, 2016 to $31.5 million for the three months ended March 31, 2017, primarily due to growth in our domestic business.

General and administrative expenses. General and administrative expenses increased by $13.3 million, or 41.6%, from $31.9 million for the three months ended March 31, 2016 to $45.2 million for the three months ended March 31, 2017, primarily due to growth in our domestic business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased $24.8 million, or 128.2%, from $19.3 million for the three months ended March 31, 2016 to $44.1 million for the three months ended March 31, 2017, primarily as a result of our domestic business. The net operating expense ratio increased from 19.2% for the three months ended March 31, 2016 to 34.2% for the three months ended March 31, 2017, primarily as a result of an increase in general and administrative expenses and acquisition costs, and other underwriting expenses due to growth in our domestic business.

Underwriting income. Underwriting income increased from $5.1 million for the three months ended March 31, 2016 to $17.9 million for the three months ended March 31, 2017, as a result of organic growth and the Direct General acquisition, partially offset by underwriting loss in our international businesses. The net combined ratio for the three months ended March 31, 2017 decreased to 86.1% compared to 94.9% for the same period in 2016.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, fixed maturities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local and foreign governments, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, commercial mortgage obligations, and structured securities primarily consisting of collateralized loan and debt obligations. Our equity securities include common and preferred stock primarily of U.S. and Canadian corporations.

The average yield on our investment portfolio was 2.8% and 3.2% and the average duration of the portfolio was 4.96 and 5.23 years for the three months ended March 31, 2017 and 2016, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Investment in Entities Holding Life Settlement Contracts

We have a 50% ownership interest in three entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with AmTrust Financial Services, Inc. owning the remaining 50%. The LSC Entities used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy.

Our equity interest in the LSC Entities as of March 31, 2017 and December 31, 2016, was $199.9 million and $158.5 million, respectively. For the three months ended March 31, 2017 and 2016, we recorded equity in earnings (losses) from the LSC Entities of $3.9 million and $4.8 million, respectively. Total capital contributions of approximately $20.0 million were made to the LSC Entities during the three months ended March 31, 2017, for which we contributed approximately $10.0 million. See Note 6, “Equity Method Investments - Related Parties” for additional information on our investments in LSC Entities in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised substantial capital using a combination of debt and equity, and we may raise additional capital over the next twelve months or obtain capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $225.0 million credit agreement, under which there was $50.0 million outstanding as of March 31, 2017. Subsequent to the end of the first quarter, we drew down an additional $95.0 million on the revolving credit line. Subsequent to the end of the first quarter, we also prepaid the initial installment on the Century-National Promissory Note, with accrued interest. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $553.7 million and $397.1 million as of March 31, 2017 and December 31, 2016, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2017 and 2016, there were no dividends or return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $607.9 million and $388.7 million in the three months ended March 31, 2017 and 2016, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.1 billion at March 31, 2017 and $4.0 billion at December 31, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$137,307	$29,765	$107,542	361.3%
Investing activities	(156,454)	(93,798)	(62,656)	66.8%
Financing activities	(12,004)	55,672	(67,676)	(121.6)%
Effect of exchange rate changes on cash and cash equivalents	246	833	(587)	(70.5)%
Net decrease in cash, cash equivalents and restricted cash	$(30,905)	$(7,528)	$(23,377)	310.5%

Comparison of the Three Months Ended March 31, 2017 and 2016

Net cash provided by operating activities was $137.3 million for the three months ended March 31, 2017, compared to $29.8 million provided by operating activities for the same period in 2016. For the three months ended March 31, 2017, net cash provided by operating activities increased by $107.5 million. The increase in cash provided from operations resulted primarily from an increase in accounts payable in 2017 compared to 2016.

Net cash used in investing activities was $156.5 million for the three months ended March 31, 2017, compared to $93.8 million net cash used in investing activities for the same period in 2016. For the three months ended March 31, 2017, net cash used in investing activities increased by $62.7 million, due to an increase of $266.6 million in cash used in purchases of investments, an increase of $17.0 million in cash used for acquisitions and an increase of $12.7 million in cash used in purchases of premises and equipment, partially offset by an increase of $227.9 million in proceeds received from sale of investments and $5.7 million in cash used for the acquisition of non-controlling interest.

Net cash used in financing activities was $12.0 million for the three months ended March 31, 2017, compared to $55.7 million net cash provided by financing activities for the same period in 2016. For the three months ended March 31, 2017, cash provided by financing activities decreased by $67.7 million, due to a decrease of $61.7 million in the securities sold under agreements to repurchase, net, an increase of $4.8 million in payments of dividends and a decrease of $1.2 million in cash received for stock options exercised.

Condensed Consolidating Balance Sheet Information as of March 31, 2017 and December 31, 2016

	March 31, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,804,092	$311,818	$—	$3,115,910
Equity securities, available-for-sale, at fair value	9,963	—	—	9,963
Fixed maturities, trading, at fair value	54,114	—	—	54,114
Equity securities, trading, at fair value	57,067	—	—	57,067
Short-term investments	78,222	—	—	78,222
Other investments	609,465	—	(89,045)	520,420
Total investments	3,612,923	311,818	(89,045)	3,835,696
Cash and cash equivalents	202,659	6,985	—	209,644
Restricted cash and cash equivalents	44,266	1,085	—	45,351
Accrued investment income	34,840	3,361	(8,624)	29,577
Premiums and other receivables, net	1,351,938	43,972	(1,601)	1,394,309
Deferred acquisition costs	209,506	33,278	—	242,784
Reinsurance recoverable	896,566	71,521	—	968,087
Prepaid reinsurance premiums	98,927	71,045	—	169,972
Deferred tax asset	77,826	(16,986)	—	60,840
Premises and equipment, net	120,550	5,259	—	125,809
Intangible assets, net	435,082	3,820	—	438,902
Goodwill	173,528	—	—	173,528
Prepaid and other assets	62,739	240	—	62,979
Total assets	$7,321,350	$535,398	$(99,270)	$7,757,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,129,116	$139,085	$—	$2,268,201
Unearned premiums	1,687,462	167,356	—	1,854,818
Unearned service contract and other revenue	43,088	—	—	43,088
Reinsurance payable	98,413	37,638	(1,601)	134,450
Accounts payable and accrued expenses	471,533	14,202	(8,624)	477,111
Debt	745,962	89,045	(89,045)	745,962
Other liabilities	212,539	61,726	—	274,265
Total liabilities	5,388,113	509,052	(99,270)	5,797,895
Stockholders’ equity:
Common stock	1,065	—	—	1,065
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	917,057	—	—	917,057
Accumulated other comprehensive income	19,880	—	—	19,880
Retained earnings	574,962	—	—	574,962
Total National General Holdings Corp. Stockholders’ Equity	1,932,964	—	—	1,932,964
Non-controlling interest	273	26,346	—	26,619
Total stockholders’ equity	1,933,237	26,346	—	1,959,583
Total liabilities and stockholders’ equity	$7,321,350	$535,398	$(99,270)	$7,757,478

	December 31, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,755,454	$306,345	$—	$3,061,799
Equity securities, available-for-sale, at fair value	29,578	—	—	29,578
Fixed maturities, trading, at fair value	38,677	—	—	38,677
Equity securities, trading, at fair value	30,133	—	—	30,133
Short-term investments	15,674	—	—	15,674
Other investments	586,596	—	(89,008)	497,588
Total investments	3,456,112	306,345	(89,008)	3,673,449
Cash and cash equivalents	212,894	7,405	—	220,299
Restricted cash and cash equivalents	64,632	969	—	65,601
Accrued investment income	32,210	2,957	(6,398)	28,769
Premiums and other receivables, net	1,044,272	47,198	(801)	1,090,669
Deferred acquisition costs	189,879	31,043	—	220,922
Reinsurance recoverable	892,264	55,972	—	948,236
Prepaid reinsurance premiums	87,285	69,685	—	156,970
Deferred tax asset	65,302	(19,095)	—	46,207
Premises and equipment, net	110,387	4,117	—	114,504
Intangible assets, net	456,695	11,025	—	467,720
Goodwill	155,290	—	—	155,290
Prepaid and other assets	71,984	88	(15,727)	56,345
Total assets	$6,839,206	$517,709	$(111,934)	$7,244,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,127,997	$137,075	$—	$2,265,072
Unearned premiums	1,472,299	163,326	—	1,635,625
Unearned service contract and other revenue	30,263	—	—	30,263
Reinsurance payable	78,949	20,662	(801)	98,810
Accounts payable and accrued expenses	330,210	13,179	(6,398)	336,991
Debt	752,001	89,008	(89,008)	752,001
Other liabilities	153,658	62,784	(15,727)	200,715
Total liabilities	4,945,377	486,034	(111,934)	5,319,477
Stockholders’ equity:
Common stock	1,064	—	—	1,064
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	914,706	—	—	914,706
Accumulated other comprehensive income	12,710	—	—	12,710
Retained earnings	545,106	—	—	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,893,586	—	—	1,893,586
Non-controlling interest	243	31,675	—	31,918
Total stockholders’ equity	1,893,829	31,675	—	1,925,504
Total liabilities and stockholders’ equity	$6,839,206	$517,709	$(111,934)	$7,244,981

Other Material Changes in Financial Position

	March 31, 2017	December 31, 2016
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,394,309	$1,090,669

Selected Liabilities:
Unearned premiums	$1,854,818	$1,635,625
Accounts payable and accrued expenses	$477,111	$336,991

During the three months ended March 31, 2017, premiums and other receivables, net increased $303.6 million compared to December 31, 2016, primarily due to the acquisitions of Direct General and Century-National, additional policies in our P&C and A&H segments, and other receivables related to investments.

During the three months ended March 31, 2017, unearned premiums increased $219.2 million compared to December 31, 2016, primarily due to the acquisition of Direct General and organic growth. Accounts payable and accrued expenses increased $140.1 million, primarily due to the acquisitions of Direct General and Century-National, accrued interest and other payables related to investments.

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

For a more detailed description of our reinsurance arrangements, see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2016.

Debt

7.625% Subordinated Notes due 2055

We have outstanding $100.0 million aggregate principal amount of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three months ended March 31, 2017 and 2016 was $1.9 million and $1.9 million, respectively. For more information on the 7.625% Notes including ranking and restrictive covenants, see Note 12, “Debt” in the notes to our condensed consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three months ended March 31, 2017 and 2016 was $5.8 million and $5.8 million, respectively. For more information on the 6.75% Notes including ranking and restrictive covenants, see Note 12, “Debt” in the notes to our condensed consolidated financial statements.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of March 31, 2017).

As March 31, 2017, there was $50.0 million outstanding under the Credit Agreement. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. The borrowing bears interest at the adjusted LIBOR rate which was 3.69% as of March 31, 2017. Interest expense on the Credit Agreement for the three months ended March 31, 2017 was $0.4 million. We were in compliance with all of the covenants under the Credit Agreement as of March 31, 2017. Subsequent to March 31, 2017, we borrowed an additional $95.0 million under the Credit Agreement.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of our acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, we issued a promissory note (“Century-National Promissory Note”) in the amount of $172.8 million to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $86.4 million on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under our Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. Interest expense on the Century-National Promissory Note for the three months ended March 31, 2017 was $1.9 million. Subsequent to March 31, 2017, we prepaid the first installment on the Century-National Promissory Note, with accrued interest.

For more information about our indebtedness see Note 12, “Debt” in the notes to our condensed consolidated financial statements.

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

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities and the financial condition of our reinsurers. Additionally, we have counterparty credit risk with our repurchase agreement counterparties.

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

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

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

Interest Rate Risk. We had fixed maturities and preferred stock with a fair value of $3.2 billion and a cost or amortized cost of $3.1 billion as of March 31, 2017 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of March 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

The selected scenarios with our fixed maturities (and excluding $2.2 million of preferred stock), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of March 31, 2017.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$2,887,892	$(282,132)	(9.4)%
100 basis point increase	3,024,203	(145,821)	(4.8)
No change	3,170,024	—	—
100 basis point decrease	3,319,015	148,991	4.9
200 basis point decrease	3,483,856	313,832	10.4

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $754.0 million principal amount of debt instruments of which $622.8 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $1.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of March 31, 2017 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC.

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
May 9, 2017
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer, President and Director(Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)