Form 10-Q
period 2017-06-30
National General Holdings Corp.
filed 2017-08-08
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

As of August 4, 2017, the number of common shares of the registrant outstanding was 106,645,033.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost - $2,870,042 and $2,739,045)	$2,924,583	$2,755,454
Equity securities, available-for-sale, at fair value (cost - $4,843 and $22,854)	7,638	29,578
Fixed maturities, trading, at fair value	23,093	38,677
Equity securities, trading, at fair value	37,967	30,133
Short-term investments	31,255	15,674
Other investments (Related parties - $400,064 and $390,688)	493,106	497,588
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost - $304,859 and $301,017)	306,614	306,345
Short-term investments	82,403	—
Total investments	3,906,659	3,673,449
Cash and cash equivalents (Exchanges - $4,023 and $7,405)	241,838	220,299
Restricted cash and cash equivalents (Exchanges - $1,102 and $969)	39,058	65,601
Accrued investment income (Related parties - $2,320 and $1,298) (Exchanges - $1,724 and $2,957)	28,306	28,769
Premiums and other receivables, net (Exchanges - $48,911 and $47,198)	1,332,694	1,090,669
Deferred acquisition costs (Exchanges - $36,678 and $31,043)	254,913	220,922
Reinsurance recoverable (Related parties - $38,750 and $37,046) (Exchanges - $68,625 and $55,972)	969,081	948,236
Prepaid reinsurance premiums (Exchanges - $77,577 and $69,685)	182,947	156,970
Deferred tax asset (Exchanges - $(14,841) and $(19,095))	49,461	46,207
Premises and equipment, net (Exchanges - $5,652 and $4,117)	129,275	114,504
Intangible assets, net (Exchanges - $3,775 and $11,025)	410,655	467,720
Goodwill	189,587	155,290
Prepaid and other assets (Exchanges - $95 and $88)	52,658	56,345
Total assets	$7,787,132	$7,244,981

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	June 30,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)	(audited)
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $139,905 and $137,075)	$2,360,156	$2,265,072
Unearned premiums (Exchanges - $182,874 and $163,326)	1,881,472	1,635,625
Unearned service contract and other revenue	31,370	30,263
Reinsurance payable (Related parties - $33,476 and $33,419) (Exchanges - $26,516 and $19,861)	128,026	98,810
Accounts payable and accrued expenses (Related parties - $34,857 and $29,271) (Exchanges - $70,886 and $6,781)	468,050	336,991
Debt	754,736	752,001
Other liabilities (Exchanges - $78,239 and $47,057)	200,354	200,715
Total liabilities	5,824,164	5,319,477

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,607,110 shares - 2017; authorized 150,000,000 shares, issued and outstanding 106,428,092 shares - 2016.	1,066	1,064
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2016. Aggregate liquidation preference $420,000 - 2017, $420,000 - 2016.	420,000	420,000
Additional paid-in capital	920,310	914,706
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(4,392)	(2,320)
Unrealized gains on investments, net of tax	37,268	15,030
Total accumulated other comprehensive income	32,876	12,710
Retained earnings	565,649	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,939,901	1,893,586
Non-controlling interest (Exchanges - $23,067 and $31,675)	23,067	31,918
Total stockholders’ equity	1,962,968	1,925,504
Total liabilities and stockholders’ equity	$7,787,132	$7,244,981

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net earned premium	$981,751	$712,940	$1,901,922	$1,367,860
Ceding commission income	21,508	11,704	41,502	9,809
Service and fee income	125,176	90,017	251,118	186,961
Net investment income	29,446	27,528	55,836	49,198
Net gain (loss) on investments	(2,175)	3,995	(1,687)	8,313
Other income (expense)	(6,098)	—	3,703	—
Total revenues	1,149,608	846,184	2,252,394	1,622,141
Expenses:
Loss and loss adjustment expense	710,407	472,358	1,326,732	881,408
Acquisition costs and other underwriting expenses	188,795	108,874	364,096	221,773
General and administrative expenses	211,494	191,120	466,679	367,747
Interest expense	11,550	8,939	23,095	18,080
Total expenses	1,122,246	781,291	2,180,602	1,489,008
Income before provision for income taxes and earnings (losses) of equity method investments	27,362	64,893	71,792	133,133
Provision for income taxes	5,812	14,551	19,330	32,634
Income before earnings (losses) of equity method investments	21,550	50,342	52,462	100,499
Earnings (losses) of equity method investments (Related parties)	(18,915)	7,356	(13,961)	14,038
Net income	2,635	57,698	38,501	114,537
Less: Net (income) loss attributable to non-controlling interest	159	(9,228)	6,284	(9,240)
Net income attributable to NGHC	2,794	48,470	44,785	105,297
Dividends on preferred stock	(7,875)	(4,125)	(15,750)	(8,250)
Net income (loss) attributable to NGHC common stockholders	$(5,081)	$44,345	$29,035	$97,047

Earnings (loss) per common share:
Basic	$(0.05)	$0.42	$0.27	$0.92
Diluted	$(0.05)	$0.41	$0.27	$0.90
Dividends declared per common share	$0.04	$0.03	$0.08	$0.06

Weighted average common shares outstanding:
Basic	106,560,000	105,803,802	106,514,396	105,700,682
Diluted	109,447,812	108,197,897	109,364,273	107,987,406

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,635	$57,698	$38,501	$114,537
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(1,358)	(1,221)	(2,072)	(355)
Gross gain on investments, net of tax (three months - $9,315 and $27,351; six months - $15,266 and $41,406)	17,300	50,796	28,351	76,229
Reclassification adjustments for investment gain/loss included in net income:
Other gain on investments, net of tax (three months - $(3,282) and $(1,534); six months - $(4,542) and $(2,800))	(6,096)	(2,848)	(8,437)	(5,199)
Other comprehensive income, net of tax	9,846	46,727	17,842	70,675
Comprehensive income	12,481	104,425	56,343	185,212
Less: Comprehensive (income) loss attributable to non-controlling interest	3,309	(15,765)	8,608	(15,777)
Comprehensive income attributable to NGHC	$15,790	$88,660	$64,951	$169,435

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Six Months Ended June 30, 2017
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$914,706	$12,710	$545,106	$31,918	$1,925,504
Net income (loss)	—	—	—	—	—	—	44,785	(6,284)	38,501
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,072)	—	—	(2,072)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	22,238	—	(2,324)	19,914
Purchase of non-controlling interests	—	—	—	—	—	—	30	(243)	(213)
Common stock dividends	—	—	—	—	—	—	(8,522)	—	(8,522)
Preferred stock dividends	—	—	—	—	—	—	(15,750)	—	(15,750)
Common stock issued under employee stock plans and exercises of stock options	179,018	2	—	—	1,117	—	—	—	1,119
Stock-based compensation	—	—	—	—	4,487	—	—	—	4,487
Balance June 30, 2017	106,607,110	$1,066	2,565,000	$420,000	$920,310	$32,876	$565,649	$23,067	$1,962,968

	Six Months Ended June 30, 2016
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$(19,414)	$412,044	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	—	105,297	9,240	114,537
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(355)	—	—	(355)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	64,493	—	6,537	71,030
Reciprocal Exchanges’ equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	9,575	9,575
Return of capital					(150)				(150)
Common stock dividends	—	—	—	—	—	—	(6,350)	—	(6,350)
Preferred stock dividends	—	—	—	—	—	—	(8,250)	—	(8,250)
Common stock issued under employee stock plans and exercises of stock options	377,950	3	—	—	3,064	—	—	—	3,067
Stock-based compensation	—	—	—	—	4,148	—	—	—	4,148
Tax benefit from stock-based compensation	—	—	—	—	1,100				1,100
Balance June 30, 2016	105,932,281	$1,059	2,365,000	$220,000	$908,276	$44,724	$502,741	$25,573	$1,702,373

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$38,501	$114,537
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,215	27,378
Net amortization of premium/discount on fixed maturities and debt, net	5,532	(1,570)
Stock-compensation expense	4,487	4,148
Bad debt expense	28,592	14,061
Net (gain) loss on investments	1,687	(8,313)
(Earnings) losses of equity method investments, net of dividends and distributions	13,961	(14,038)
Other income (expense)	(3,703)	775
Changes in assets and liabilities:
Accrued investment income	154	(1,010)
Premiums and other receivables	(268,525)	(101,789)
Deferred acquisition costs	(33,838)	(37,095)
Reinsurance recoverable	(22,822)	(3,165)
Prepaid reinsurance premiums	(25,977)	(20,086)
Prepaid expenses and other assets	5,110	10,443
Unpaid loss and loss adjustment expense reserves	90,540	63,369
Unearned premiums	243,049	134,920
Unearned service contract and other revenue	992	9,826
Reinsurance payable	29,451	18,422
Accounts payable	31,110	(73,884)
Deferred tax asset / liability	(12,853)	(14,363)
Other liabilities	19,686	32,567
Net cash provided by operating activities	199,349	155,133
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(538,564)	(298,015)
Proceeds from sale and maturity of fixed maturities, available-for-sale	502,882	343,252
Purchases of equity securities, available-for-sale	(736)	(15,873)
Proceeds from sale of equity securities, available-for-sale	7,641	15,142
Purchases of trading investments	(173,547)	—
Proceeds from sale and maturity of trading investments	180,904	—
Purchases of short-term investments	(515,112)	(63,919)
Proceeds from sale of short-term investments	417,276	12,149
Purchases of other investments	(35,404)	(139,805)
Proceeds from sale of other investments	12,192	12,992
Purchases of premises and equipment	(28,620)	(14,466)
Acquisition of consolidated subsidiaries, net of cash	(21,591)	(115,505)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016

Decrease in cash due to deconsolidation of the Reciprocal Exchanges	$—	$(8,393)
Increase in cash due to consolidation of the Reciprocal Exchanges	—	2,673
Net cash used in investing activities	(192,679)	(269,768)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	—	66,989
Proceeds from debt	95,000	50,000
Repayments of debt, return of capital and purchase of non-controlling interests	(86,441)	(150)
Dividends paid to common shareholders	(8,522)	(6,350)
Dividends paid to preferred shareholders	(15,750)	(8,250)
Exercises of stock options	1,119	3,067
Net cash (used in) provided by financing activities	(14,594)	105,306
Effect of exchange rate changes on cash and cash equivalents	2,920	(1,254)
Net decrease in cash, cash equivalents, and restricted cash	(5,004)	(10,583)
Cash, cash equivalents, and restricted cash at beginning of the period	285,900	282,277
Cash, cash equivalents, and restricted cash at end of the period	$280,896	$271,694

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,131	$4,200
Cash paid for interest	25,721	15,740
Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$—	$182,287
Unsettled securities purchases and sales	93,269	23,230
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	—	22,619
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	—	9,575
Accrued common stock dividends	4,264	3,178
Accrued preferred stock dividends	7,875	4,125

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

The unaudited condensed consolidated financial statements as of June 30, 2017, and the audited condensed consolidated balance sheet as of December 31, 2016, include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”). From January 1, 2016 to March 31, 2016, the Reciprocal Exchanges did not meet the criteria for consolidation under GAAP and as a result their accounts and operations are excluded from presentation during the period then ended. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

Not Yet Adopted

With the exception of those discussed below or as adopted above, there have been no recent accounting pronouncements, changes in accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the six months ended June 30, 2017, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that are of significance, or potential significance, to the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide for improved disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity applies the following five steps: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract; and (5) recognizes revenue when (or as) the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” for all entities by one year. Public business entities are to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from its scope, the guidance will be applicable to the Company’s service and fee income not specifically exempted from the guidance. The Company is examining its different revenue streams and related contracts within service and fee income to enable application of the guidance. Currently, the Company is evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is in the process of estimating the impact of adopting this guidance. The Company does not expect to early adopt ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) will be measured at fair value with changes in fair value recognized in earnings. Also, for those financial liabilities for which the fair value option accounting has been elected, ASU 2016-01 requires changes in fair value due to instrument-specific credit risk to be presented separately in other comprehensive income. ASU 2016-01 requires companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of certain provisions is permitted. ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of June 30, 2017 and December 31, 2016, the Company had $1,817 and $4,371, respectively, of net unrealized gains, net of tax,

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

for equity securities, available-for-sale, recognized as a component of accumulated other comprehensive income (“AOCI”). The Company does not expect to early adopt ASU 2016-01.

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

The consolidation of the Reciprocal Exchanges at March 31, 2016 was treated as a business combination with the assets, liabilities and non-controlling interest recognized at fair value at the date of consolidation. The Company has no ownership interest in the Reciprocal Exchanges, therefore, the difference between the fair value of the assets acquired and liabilities assumed represents the fair value of the non-controlling interest.

For the three months ended June 30, 2017, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $70,193, $70,322 and $(129), respectively. For the six months ended June 30, 2017, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $131,436, $137,720 and $(6,284), respectively. For both the three and six months ended June 30, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $54,521, $45,297 and $9,224, respectively, as results related to the Reciprocal Exchanges were included from March 31, 2016, the date at which the exchanges were consolidated by the Company.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

June 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$51,816	$1,067	$(97)	$52,786
Federal agencies	4,414	1	(137)	4,278
States and political subdivision bonds	441,971	5,559	(3,407)	444,123
Foreign government	59,906	1,284	(229)	60,961
Corporate bonds	1,581,708	49,152	(5,465)	1,625,395
Residential mortgage-backed securities	508,032	5,117	(3,356)	509,793
Commercial mortgage-backed securities	144,708	2,478	(1,576)	145,610
Asset-backed securities	437	—	(5)	432
Structured securities	381,909	6,157	(247)	387,819
Total fixed maturities	3,174,901	70,815	(14,519)	3,231,197
Equity securities:
Common stock	2,724	2,695	(7)	5,412
Preferred stock	2,119	109	(2)	2,226
Total equity securities	4,843	2,804	(9)	7,638
Total	$3,179,744	$73,619	$(14,528)	$3,238,835
NGHC	$2,874,885	$70,440	$(13,104)	$2,932,221
Reciprocal Exchanges	304,859	3,179	(1,424)	306,614
Total	$3,179,744	$73,619	$(14,528)	$3,238,835

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$45,405	$937	$(494)	$45,848
Federal agencies	739	—	(26)	713
States and political subdivision bonds	460,089	3,625	(11,403)	452,311
Foreign government	60,025	—	(3,226)	56,799
Corporate bonds	1,580,918	43,322	(13,338)	1,610,902
Residential mortgage-backed securities	450,997	4,305	(5,982)	449,320
Commercial mortgage-backed securities	107,546	1,521	(1,724)	107,343
Structured securities	334,343	4,656	(436)	338,563
Total fixed maturities	3,040,062	58,366	(36,629)	3,061,799
Equity securities:
Common stock	21,274	7,050	(308)	28,016
Preferred stock	1,580	17	(35)	1,562
Total equity securities	22,854	7,067	(343)	29,578
Total	$3,062,916	$65,433	$(36,972)	$3,091,377
NGHC	$2,761,899	$58,180	$(35,047)	$2,785,032
Reciprocal Exchanges	301,017	7,253	(1,925)	306,345
Total	$3,062,916	$65,433	$(36,972)	$3,091,377

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of June 30, 2017 and December 31, 2016, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale fixed maturities.

The amortized cost and fair value of available-for-sale fixed maturities held as of June 30, 2017, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$31,427	$31,858	$7,480	$7,478	$38,907	$39,336
Due after one year through five years	654,084	674,837	137,573	137,826	791,657	812,663
Due after five years through ten years	1,259,608	1,284,142	76,471	77,814	1,336,079	1,361,956
Due after ten years	328,830	334,427	26,251	26,980	355,081	361,407
Mortgage-backed securities	596,093	599,319	57,084	56,516	653,177	655,835
Total	$2,870,042	$2,924,583	$304,859	$306,614	$3,174,901	$3,231,197

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position as of June 30, 2017 and December 31, 2016.

	Less Than 12 Months			12 Months or More			Total
June 30, 2017	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$28,778	$(97)	18	$—	$—	—	$28,778	$(97)
Federal agencies	4,213	(137)	22	—	—	—	4,213	(137)
States and political subdivision bonds	246,211	(3,233)	283	4,311	(174)	9	250,522	(3,407)
Foreign government	15,891	(162)	4	1,933	(67)	1	17,824	(229)
Corporate bonds	369,687	(5,007)	170	28,324	(458)	5	398,011	(5,465)
Residential mortgage-backed securities	253,802	(3,329)	59	1,004	(27)	3	254,806	(3,356)
Commercial mortgage-backed securities	60,397	(992)	54	3,990	(584)	2	64,387	(1,576)
Asset-backed securities	432	(5)	2	—	—	—	432	(5)
Structured securities	38,249	(244)	25	450	(3)	1	38,699	(247)
Total fixed maturities	1,017,660	(13,206)	637	40,012	(1,313)	21	1,057,672	(14,519)
Equity securities:
Common stock	101	(7)	3	—	—	—	101	(7)
Preferred stock	289	(2)	1	—	—	—	289	(2)
Total equity securities	390	(9)	4	—	—	—	390	(9)
Total	$1,018,050	$(13,215)	641	$40,012	$(1,313)	21	$1,058,062	$(14,528)
NGHC	$811,898	$(12,006)	587	$37,725	$(1,098)	18	$849,623	$(13,104)
Reciprocal Exchanges	206,152	(1,209)	54	2,287	(215)	3	208,439	(1,424)
Total	$1,018,050	$(13,215)	641	$40,012	$(1,313)	21	$1,058,062	$(14,528)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$37,436	$(494)	24	$—	$—	—	$37,436	$(494)
Federal agencies	419	(26)	3	—	—	—	419	(26)
States and political subdivision bonds	318,946	(11,236)	387	2,956	(167)	6	321,902	(11,403)
Foreign government	48,156	(3,226)	6	—	—	—	48,156	(3,226)
Corporate bonds	495,443	(12,376)	292	33,112	(962)	21	528,555	(13,338)
Residential mortgage-backed securities	262,269	(5,894)	212	2,141	(88)	4	264,410	(5,982)
Commercial mortgage-backed securities	51,120	(1,002)	27	4,890	(722)	3	56,010	(1,724)
Structured securities	54,361	(243)	43	17,908	(193)	10	72,269	(436)
Total fixed maturities	1,268,150	(34,497)	994	61,007	(2,132)	44	1,329,157	(36,629)
Equity securities:
Common stock	3,198	(308)	5	—	—	—	3,198	(308)
Preferred stock	1,298	(35)	2	—	—	—	1,298	(35)
Total equity securities	4,496	(343)	7	—	—	—	4,496	(343)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)
NGHC	$1,190,788	$(33,382)	963	$51,813	$(1,665)	28	$1,242,601	$(35,047)
Reciprocal Exchanges	81,858	(1,458)	38	9,194	(467)	16	91,052	(1,925)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)

There were 662 and 1,045 securities at June 30, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of June 30, 2017 and December 31, 2016, of the $1,313 and $2,132, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $0 and $0, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 25% of its amortized cost or cost.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(c) Trading Securities

The fair values on trading securities were as follows:

	June 30, 2017	Percentage	December 31, 2016	Percentage
Fixed maturities:
States and political subdivision bonds	$825	1.35%	$—	—%
Corporate bonds	22,268	36.47%	38,677	56.21%
Total fixed maturities	23,093	37.82%	38,677	56.21%
Equity securities:
Common stock	37,967	62.18%	30,133	43.79%
Total equity securities	37,967	62.18%	30,133	43.79%
Total	$61,060	100.00%	$68,810	100.00%
NGHC	$61,060	100.00%	$68,810	100.00%
Reciprocal Exchanges	—	—%	—	—%
Total	$61,060	100.00%	$68,810	100.00%

The portion of trading gains and losses for the period related to trading securities still held during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gains (losses) recognized during the period on trading securities	$(12,150)	$—	$(15,912)	$—
Less: Net gains (losses) recognized during the period on trading securities sold during the period	(57)	—	43	—
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(12,093)	$—	$(15,955)	$—

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Cash and short-term investments	$117	$46	$151	$54
Fixed maturities	28,339	23,879	55,157	43,618
Equity securities	91	58	166	391
Investment income	28,547	23,983	55,474	44,063
Repurchase agreements interest expense	—	(176)	—	(320)
Other income	3,412	4,767	4,576	8,139
Investment expenses	(2,513)	(1,046)	(4,214)	(2,684)
Net Investment Income	$29,446	$27,528	$55,836	$49,198
NGHC	$27,299	$25,280	$50,805	$46,950
Reciprocal Exchanges	2,147	2,248	5,031	2,248
Net Investment Income	$29,446	$27,528	$55,836	$49,198

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Net Realized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The tables below indicate realized gains, losses and impairment write-downs on investments for the three and six months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$8,233	$(626)	$7,607
Equity securities, available-for-sale	1,807	(11)	1,796
Fixed maturities, trading	305	(1,728)	(1,423)
Equity securities, trading	1,778	(12,505)	(10,727)
OTTI	—	(25)	(25)
Foreign exchange and other investments, net	825	(228)	597
Net realized gain (loss) on investments	$12,948	$(15,123)	$(2,175)
NGHC	$6,241	$(14,603)	$(8,362)
Reciprocal Exchanges	6,707	(520)	6,187
Net realized gain (loss) on investments	$12,948	$(15,123)	$(2,175)

Three Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$5,653	$(1,242)	$4,411
Equity securities, available-for-sale	262	(291)	(29)
OTTI	—	—	—
Foreign exchange and other investments, net	—	(387)	(387)
Net realized gain (loss) on investments	$5,915	$(1,920)	$3,995
NGHC	$5,745	$(1,891)	$3,854
Reciprocal Exchanges	170	(29)	141
Net realized gain (loss) on investments	$5,915	$(1,920)	$3,995

Six Months Ended June 30, 2017	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$10,720	$(2,371)	$8,349
Equity securities, available-for-sale	4,851	(196)	4,655
Fixed maturities, trading	7,207	(11,273)	(4,066)
Equity securities, trading	8,661	(20,507)	(11,846)
OTTI	—	(25)	(25)
Foreign exchange and other investments, net	1,474	(228)	1,246
Net realized gain (loss) on investments	$32,913	$(34,600)	$(1,687)
NGHC	$26,206	$(34,080)	$(7,874)
Reciprocal Exchanges	6,707	(520)	6,187
Net realized gain (loss) on investments	$32,913	$(34,600)	$(1,687)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$9,852	$(2,264)	$7,588
Equity securities, available-for-sale	704	(293)	411
OTTI	—	—	—
Foreign exchange and other investments, net	314	—	314
Net realized gain (loss) on investments	$10,870	$(2,557)	$8,313
NGHC	$10,700	$(2,528)	$8,172
Reciprocal Exchanges	170	(29)	141
Net realized gain (loss) on investments	$10,870	$(2,557)	$8,313

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s fixed maturities and preferred securities as of June 30, 2017 and December 31, 2016, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
June 30, 2017	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$38,950	$39,934	1.4%	$12,866	$12,852	4.2%
AAA	267,599	270,465	9.2%	29,782	29,510	9.6%
AA, AA+, AA-	877,743	882,403	29.9%	120,334	120,829	39.4%
A, A+, A-	811,175	826,723	28.0%	140,538	142,085	46.3%
BBB, BBB+, BBB-	752,157	772,560	26.2%	1,305	1,304	0.5%
BB+ and lower	151,010	157,817	5.3%	34	34	—%
Total	$2,898,634	$2,949,902	100.0%	$304,859	$306,614	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$39,471	$39,918	1.4%	$5,934	$5,930	1.9%
AAA	251,549	246,040	8.8%	7,526	7,436	2.4%
AA, AA+, AA-	820,762	815,294	29.2%	33,096	33,728	11.0%
A, A+, A-	740,280	747,765	26.7%	87,734	88,761	29.0%
BBB, BBB+, BBB-	693,039	705,319	25.2%	148,968	151,644	49.5%
BB+ and lower	228,222	241,357	8.7%	17,759	18,846	6.2%
Total	$2,773,323	$2,795,693	100.0%	$301,017	$306,345	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations as of June 30, 2017 and December 31, 2016.

June 30, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	1.8%	5.1%	27.5%	11.8%	0.7%	$773,484	46.9%
Industrials	0.5%	3.5%	18.9%	21.5%	4.2%	800,202	48.6%
Utilities/Other	—%	0.1%	1.3%	2.5%	0.6%	73,977	4.5%
Total	2.3%	8.7%	47.7%	35.8%	5.5%	$1,647,663	100.0%
NGHC	1.9%	4.8%	39.3%	35.7%	5.5%	$1,437,398	87.2%
Reciprocal Exchanges	0.4%	3.9%	8.4%	0.1%	—%	210,265	12.8%
Total	2.3%	8.7%	47.7%	35.8%	5.5%	$1,647,663	100.0%

December 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	0.1%	1.7%	21.7%	11.8%	3.0%	$631,595	38.3%
Industrials	—%	3.4%	17.7%	27.6%	6.3%	906,950	55.0%
Utilities/Other	0.8%	0.2%	1.3%	3.6%	0.8%	111,034	6.7%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%
NGHC	0.9%	4.8%	35.6%	34.4%	9.2%	$1,400,239	84.9%
Reciprocal Exchanges	—%	0.5%	5.1%	8.6%	0.9%	249,340	15.1%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%

(g) Cash and Cash Equivalents, Restricted Cash and Restricted Investments

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

The Company’s cash, cash equivalents, and restricted cash as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$241,838	$220,299
Restricted cash and cash equivalents	39,058	65,601
Cash, cash equivalents and restricted cash	$280,896	$285,900

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The fair values of the Company’s restricted investments as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
State deposits, at fair value	$74,203	$73,731
Restricted investments to trusts, at fair value	298,912	366,306
Total	$373,115	$440,037

(h) Short-term Investments

The Company had short-term investments of $113,658 and $15,674, as of June 30, 2017 and December 31, 2016, respectively. Short-term investments consisted of money market funds rated by Standard & Poor’s as AAA.

(i) Other Investments

The table below summarizes the composition of other investments as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Equity method investments (Related parties - $274,643 and $265,688)	$326,831	$330,132
Note receivable - related party. See Note 14. "Related Party Transactions"	125,421	125,000
Long-term Certificates of Deposit (CDs), at cost	20,438	21,178
Investments, at fair value	11,996	9,427
Investments, at cost or amortized cost	8,420	11,851
Total	$493,106	$497,588

Equity method investments represents limited liability companies and limited partnership investments in real estate and tax credits. Investments at fair value, represent the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or amortized cost, represent limited partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts. The Company’s cost-method investments are assessed for impairment quarterly. No impairment losses were recorded for the three and six months ended June 30, 2017 and 2016.

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

LSC Entities

The Company has a 50% ownership interest in two entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entities used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entities account for these life settlement contracts using the fair value method.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the investment activity in the LSC Entities:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of the period	$185,992	$153,661
Contributions	21,040	5,500
Distributions	—	—
Equity in earnings	3,675	10,532
Change in equity method investments	24,715	16,032
Balance at end of the period	$210,707	$169,693

The following table describes the Company’s investment in life settlements as of June 30, 2017. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which the Company and AmTrust each own a 50% interest.

Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
June 30, 2017
0 - 1	—	$—	$—
1 - 2	1	1,935	2,500
2 - 3	9	46,545	90,422
3 - 4	10	34,553	81,000
4 - 5	14	38,547	85,900
Thereafter	224	275,202	1,437,414
Total	258	$396,782	$1,697,236

(1) The LSC Entities determined the fair value as of June 30, 2017 based on 248 policies out of 258 policies, as the LSC Entities assigned no value to 10 of the policies as of June 30, 2017.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Number of policies with a negative value from discounted cash flow model	10	18
Premiums paid for the preceding twelve-month period for period ended	$974	$2,640
Death benefit received	$—	$—

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

LSC Entities premiums to keep life insurance policies in force

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2017, are as follows:

Premiums Due on Life Settlement Contracts
2017	$51,704
2018	53,043
2019	51,922
2020	47,867
2021	46,038
Thereafter	509,478
Total	$760,052

Limited Liability Companies and Limited Partnerships

The following entities are considered by the Company to be VIEs, for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

800 Superior, LLC

The Company owns 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $703 and $1,406 in rent for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the Company paid 800 Superior, LLC $683 and $1,366 in rent, respectively. The Company’s equity interest in 800 Superior, LLC as of June 30, 2017 and December 31, 2016 was $1,328 and $1,479, respectively. For the three and six months ended June 30, 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(34) and $(151), respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(78) and $(108), respectively.

East Ninth & Superior, LLC

The Company owns East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of June 30, 2017 and December 31, 2016 was $4,226 and $4,189, respectively. For the three and six months ended June 30, 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $27 and $37, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $10 and $28, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

North Dearborn Building Company, L.P.

The Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel Family members which is managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of June 30, 2017 and December 31, 2016 was $8,254 and $12,694, respectively. For the three and six months ended June 30, 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(4,790) and $(4,440), respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from North Dearborn of $(57) and $617, respectively, and made contributions of $0 and $1,125, respectively.

4455 LBJ Freeway, LLC

The Company formed 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $706 and $1,130 in rent for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the Company paid rent for 4455 LBJ Freeway, LLC of $413 and $543, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of June 30, 2017 and December 31, 2016 was $1,113 and $900, respectively. For the three and six months ended June 30, 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $88 and $213, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) of $402 and $253, respectively, and received distributions of $10,158 and $10,158, respectively.

Illinois Center Building, L.P.

The Company invested $53,715 in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of June 30, 2017 and December 31, 2016 was $49,015 and $60,435, respectively. For the three and six months ended June 30, 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(13,832) and $(13,295), respectively, and made contributions of $1,875 and $1,875, respectively. For the three and six months ended June 30, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $1,561 and $2,901, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Fair Value of Financial Instruments

The Company carries certain financial instruments at fair value. Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of June 30, 2017 and December 31, 2016. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its fixed maturities and equity securities.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

•
Common stock and preferred stock. From time to time, the Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third-party broker quotes, issuers’ book value, market multiples, and other inputs. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

•
Other investments, at fair value. Comprised of the Company’s right to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow approach to estimate their fair value. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are recorded in earnings.

Assets measured at fair value on a recurring basis are as follows:

June 30, 2017	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$52,786	$—	$—	$52,786
Federal agencies	4,278	—	—	4,278
States and political subdivision bonds	—	444,123	—	444,123
Foreign government	—	60,961	—	60,961
Corporate bonds	—	1,596,972	28,423	1,625,395
Residential mortgage-backed securities	—	509,793	—	509,793
Commercial mortgage-backed securities	—	145,610	—	145,610
Asset-backed securities	—	432	—	432
Structured securities	—	387,819	—	387,819
Total fixed maturities	57,064	3,145,710	28,423	3,231,197
Equity securities:
Common stock	5,411	—	1	5,412
Preferred stock	—	1,951	275	2,226
Total equity securities	5,411	1,951	276	7,638
Total available-for-sale securities	62,475	3,147,661	28,699	3,238,835
Trading securities:
Fixed maturities - States and political subdivision bonds	—	825	—	825
Fixed maturities - Corporate bonds	—	22,268	—	22,268
Equity securities - Common stock	34,268	—	3,699	37,967
Total trading securities	34,268	23,093	3,699	61,060
Short-term investments	113,658	—	—	113,658
Other investments	—	—	11,996	11,996
Total assets	$210,401	$3,170,754	$44,394	$3,425,549
NGHC	$115,145	$2,876,993	$44,394	$3,036,532
Reciprocal Exchanges	95,256	293,761	—	389,017
Total assets	$210,401	$3,170,754	$44,394	$3,425,549

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$45,848	$—	$—	$45,848
Federal agencies	713	—	—	713
States and political subdivision bonds	—	447,579	4,732	452,311
Foreign government	—	54,889	1,910	56,799
Corporate bonds	—	1,577,290	33,612	1,610,902
Residential mortgage-backed securities	—	441,897	7,423	449,320
Commercial mortgage-backed securities	—	102,494	4,849	107,343
Structured securities	—	329,508	9,055	338,563
Total fixed maturities	46,561	2,953,657	61,581	3,061,799
Equity securities:
Common stock	21,719	—	6,297	28,016
Preferred stock	—	1,562	—	1,562
Total equity securities	21,719	1,562	6,297	29,578
Total available-for-sale securities	68,280	2,955,219	67,878	3,091,377
Trading securities:
Fixed maturities - Corporate bonds	—	36,245	2,432	38,677
Equity securities - Common stock	30,133	—	—	30,133
Total trading securities	30,133	36,245	2,432	68,810
Short-term investments	15,674	—	—	15,674
Other investments	—	—	9,427	9,427
Total assets	$114,087	$2,991,464	$79,737	$3,185,288
NGHC	$108,157	$2,691,049	$79,737	$2,878,943
Reciprocal Exchanges	5,930	300,415	—	306,345
Total assets	$114,087	$2,991,464	$79,737	$3,185,288

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2017. The Company had no Level 3 financial assets during the six months ended June 30, 2016.

	Balance as of January 1, 2017	Net income/loss	Other comprehensive income/loss	Purchases and issuances	Payments, sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2017
States and political subdivision bonds	$4,732	$—	$—	$—	$—	$(4,732)	$—
Foreign government	1,910	—	—	—	—	(1,910)	—
Corporate bonds	36,044	—	(345)	—	(9,620)	2,344	28,423
Residential mortgage-backed securities	7,423	—	—	—	(1)	(7,422)	—
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—
Structured securities	9,055	—	—	—	(2,001)	(7,054)	—
Common stock	6,297	—	(420)	4,119	(6,297)	1	3,700
Preferred stock	—	—	(5)	—	—	280	275
Other investments	9,427	45	—	3,986	(1,462)	—	11,996
Total assets	$79,737	$45	$(770)	$8,105	$(19,381)	$(23,342)	$44,394

During the six months ended June 30, 2017, there were no transfers between Level 1 and Level 2. During the six months ended June 30, 2017, the Company transferred $25,967 out of Level 3 into Level 2, due to changes in broker quotes where the inputs include quoted prices for identical or similar assets in markets that are not active resulting in the securities being classified as Level 2; and $2,625 out of Level 2 into Level 3, due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3. During the six months ended June 30, 2016, there were no transfers between Level 1 and Level 2.

The Company’s policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

At June 30, 2017 and December 31, 2016, the carrying values of the Company’s short-term investments, cash and cash equivalents, premiums and other receivables, and accounts payable approximate its fair value given their short-term nature and are classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 11, “Debt” for additional information.

The Company’s 7.625% Notes are publicly traded and classified as Level 1. The Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes, the Credit Agreement and the Century-National Promissory Note are not publicly traded and are classified as Level 3. As of June 30, 2017 and December 31, 2016, the fair values of the Company’s 6.75% Notes, the Credit Agreement and the Century-National Promissory Note were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of June 30, 2017 and December 31, 2016, the fair values of the Company’s Subordinated Debentures, Imperial Surplus Notes and SPCIC Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	June 30, 2017		December 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,713	$102,520	$96,669	$100,160
6.75% Notes	345,458	366,040	345,135	360,865
Subordinated Debentures	72,168	72,104	72,168	72,168
Imperial Surplus Notes	5,000	4,986	5,000	4,986
SPCIC Surplus Notes	4,000	3,996	4,000	4,000
Credit Agreement	145,000	150,658	50,000	53,925
Century-National Promissory Note	86,397	86,157	178,894	178,778
Other	—	—	135	135
Total	$754,736	$786,461	$752,001	$775,017

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

The intangible assets related to the acquisition of Direct General were assigned to the Property and Casualty (“P&C”) segment. The intangible assets acquired consisted of state licenses of $13,000 with an indefinite life, trademarks of $34,000, agent relationships of $8,000, value in policies in force of $7,319, loss reserve discount of $3,600 and non-compete agreements of $740, with weighted average amortization lives of 11, 2, 1, 9 and 15 years, respectively. The Company is in the process of completing the opening balance sheet for the acquisition, and is currently reviewing the intangible assets and loss reserves third-party valuation report and finalization of tax allocations. The Company anticipates completing its acquisition accounting no later than October 2017. As a result of the acquisition of Direct General, the Company recorded $81,806 and $248,006 of gross premium written and $25,140 and $58,450 of service and fee income for the three and six months ended June 30, 2017, respectively.

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

Century-National

On June 1, 2016, the Company closed on the acquisition of all of the issued and outstanding shares of capital stock of Century-National Insurance Company, a California-domiciled property and casualty insurance company (“Century-National”), and Western General Agency, Inc., a California corporation, from Kramer-Wilson Company, Inc. (“Western General”). The purchase price for the transaction was approximately $316,594. The purchase price includes an upfront cash payment of approximately $143,800 with the remaining balance of $172,794 in the form of a promissory note, payable over a period of two years. See Note 11, “Debt - Century-National Promissory Note” for additional information. Century-National net assets purchased of approximately $304,694 was less than the cash paid by the Company of approximately $316,594, and, as a result, the Company recorded goodwill of $11,900. Under the terms of the purchase agreement, the Company will re-estimate Century-National’s closing statutory reserves as of the 2nd anniversary of the closing date of the acquisition. If the closing date recorded statutory reserves exceed the re-estimated statutory reserves, the Company will pay the seller the excess. If the re-estimated statutory reserves exceed the closing date recorded statutory reserves, the seller will pay the Company the excess. This acquisition expanded the Company’s standard and preferred product offering in both the homeowners and personal auto lines.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 1, 2016
Assets:
Cash and invested assets	$413,343
Accrued interest	3,531
Premium and other receivables	68,410
Reinsurance recoverable	12,904
Prepaid reinsurance premiums	12,723
Premises and equipment	5,216
Intangible assets	53,008
Deferred tax asset	12,100
Other assets	1,426
Total assets	$582,661
Liabilities:
Unpaid loss and loss adjustment expense reserves	$132,912
Accounts payable and accrued expenses	17,900
Unearned premiums	113,608
Reinsurance payable	6,308
Other Liabilities	7,239
Total liabilities	277,967
Net assets purchased	304,694
Purchase Price	316,594
Goodwill recorded	$11,900

The intangible assets related to the acquisition of Century-National and Western General were assigned to the P&C segment. The intangible assets acquired consisted of $8,000 of state licenses with an indefinite life, agent relationships of $20,000, value in policies in force of $18,485, leases of $5,523 and trademarks of $1,000, with weighted average amortization lives of 15, 1, 13 and 5 years, respectively. As a result of the acquisition of Century-National and Western General, the Company recorded $55,536 and $116,290 of gross premium written and $2,339 and $5,878 of service and fee income for the three and six months ended June 30, 2017, respectively, and $19,984 of gross premium written and $2,243 of service and fee income for both the three and six months ended June 30, 2016.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized as of June 30, 2017 and December 31, 2016, as follows:

	June 30, 2017	December 31, 2016
Balance at beginning of the period	$220,922	$160,531
Additions	346,817	495,195
Reductions	—	(23,803)
Amortization	(312,826)	(411,001)
Change in DAC	33,991	60,391
Balance at end of the period	$254,913	$220,922
NGHC	$218,235	$189,879
Reciprocal Exchanges	36,678	31,043
Balance at end of the period	$254,913	$220,922

8. Goodwill and Intangible Assets, Net

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This test is performed annually as of October 1st, or more frequently, if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No goodwill impairment was recorded during three and six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, goodwill increased by $34,297 due to acquisitions.

Intangible Assets

Intangible assets consist of definite and indefinite life assets. Definite-lived intangible assets subject to amortization primarily include agent and customer relationships, value in policies in force, renewal rights and trademarks. Indefinite-lived intangible assets include management contracts and state licenses, subject to annual impairment testing. No intangible assets impairment was recorded during the three and six months ended June 30, 2017. Included in the Company’s amortization expense for both the three and six months ended June 30, 2016, is an impairment charge of $132, related to an indefinite-lived state license intangible asset.

For the three and six months ended June 30, 2017, the Company amortized $11,966 and $40,784, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $45 and $7,250, respectively. For the three and six months ended June 30, 2016, the Company amortized $14,452 and $20,059, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $7,205 and $7,205, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and loss adjustment expense (“LAE”) reserves are the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and future events beyond the control of management, such as changes in law, judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.

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

The table below shows the activity of loss reserves on a gross and net of reinsurance basis for the six months ended June 30, 2017 and 2016, reflecting changes in losses incurred and paid losses:

	Six Months Ended June 30,
	2017					2016
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$1,936,391	$191,606	$2,127,997	$137,075	$2,265,072	$1,479,953	$143,279	$1,623,232	$132,392	$1,755,624
Less: Reinsurance recoverables at beginning of the period	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)	(793,508)	(583)	(794,091)	(39,085)	(833,176)
Net balance at beginning of the period	1,108,719	180,673	1,289,392	94,883	1,384,275	686,445	142,696	829,141	93,307	922,448
Incurred losses and LAE related to:
Current year	1,110,962	164,478	1,275,440	64,752	1,340,192	715,886	151,536	867,422	25,533	892,955
Prior year	2,216	(12,844)	(10,628)	(2,832)	(13,460)	(7,334)	3,584	(3,750)	(7,797)	(11,547)
Total incurred	1,113,178	151,634	1,264,812	61,920	1,326,732	708,552	155,120	863,672	17,736	881,408
Paid losses and LAE related to:
Current year	(558,944)	(58,285)	(617,229)	(38,012)	(655,241)	(346,798)	(82,870)	(429,668)	(11,349)	(441,017)
Prior year	(475,902)	(75,172)	(551,074)	(25,318)	(576,392)	(319,177)	(59,768)	(378,945)	(6,165)	(385,110)
Total paid	(1,034,846)	(133,457)	(1,168,303)	(63,330)	(1,231,633)	(665,975)	(142,638)	(808,613)	(17,514)	(826,127)
Acquired outstanding loss and loss adjustment reserve, net	—	—	—	—	—	127,030	8,327	135,357	385	135,742
Effect of foreign exchange rates	—	4,572	4,572	—	4,572	—	(278)	(278)	—	(278)
Net balance at end of the period	1,187,051	203,422	1,390,473	93,473	1,483,946	856,052	163,227	1,019,279	93,914	1,113,193
Plus reinsurance recoverables at end of the period	818,621	11,157	829,778	46,432	876,210	806,098	7,844	813,942	39,617	853,559
Gross balance at end of period	$2,005,672	$214,579	$2,220,251	$139,905	$2,360,156	$1,662,150	$171,071	$1,833,221	$133,531	$1,966,752

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2017. Loss and LAE for the six months ended June 30, 2017 included $13,460 of favorable development on prior accident year loss and LAE reserves (including $2,832 of favorable development for the Reciprocal Exchanges), driven by favorable development of $616 in the P&C segment ($2,216 unfavorable development offset by $2,832 of favorable development for the Reciprocal Exchanges); and by $12,844 of favorable development in the A&H segment primarily driven by the Company’s domestic stop loss programs.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2016. Loss and LAE for the six months ended June 30, 2016 included $11,547 of favorable development on prior accident year loss and LAE reserves (including $7,797 of favorable development for the Reciprocal Exchanges). The $15,131 of favorable development in the P&C segment was driven by favorable development in the Company’s lender-placed insurance business and the Reciprocal Exchanges, while $3,584 of unfavorable development in the A&H segment was primarily driven by the Company’s domestic A&H businesses.

10. Income Taxes

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

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended June 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and earnings (losses) of equity method investments	$27,419	$(57)	$27,362	$55,943	$8,950	$64,893
Tax at Federal statutory rate 35%	$9,597	$(20)	$9,577	$19,580	$3,133	$22,713
Tax effects resulting from:
Exempt foreign income	2,353	—	2,353	(2,151)	—	(2,151)
Statutory equalization reserves	(3,914)	—	(3,914)	(7,450)	—	(7,450)
Other	(2,296)	92	(2,204)	4,846	(3,407)	1,439
Total income tax reported	$5,740	$72	$5,812	$14,825	$(274)	$14,551
Effective tax rate	20.9%	(126.3)%	21.2%	26.5%	(3.1)%	22.4%

	Six Months Ended June 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and earnings (losses) of equity method investments	$80,252	$(8,460)	$71,792	$124,183	$8,950	$133,133
Tax at Federal statutory rate 35%	$28,088	$(2,961)	$25,127	$43,464	$3,133	$46,597
Tax effects resulting from:
Exempt foreign income	(4,843)	—	(4,843)	(4,056)	—	(4,056)
Statutory equalization reserves	(3,463)	—	(3,463)	(9,277)	—	(9,277)
Other	1,724	785	2,509	2,777	(3,407)	(630)
Total income tax reported	$21,506	$(2,176)	$19,330	$32,908	$(274)	$32,634
Effective tax rate	26.8%	25.7%	26.9%	26.5%	(3.1)%	24.5%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s consolidated effective tax rate increased from 24.5% for the six months ended June 30, 2016 to 26.9% for the six months ended June 30, 2017. The increase was primarily driven by a decrease in the utilization of the Company’s statutory equalization reserves in 2017.

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

11. Debt

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three and six months ended June 30, 2017, was $1,901 and $3,781, respectively. Interest expense on the 7.625% Notes for the three and six months ended June 30, 2016, was $1,901 and $3,781, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of June 30, 2017.

6.75% Notes due 2024

The Company previously issued $250,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in a private placement. The net proceeds the Company received from the issuance was approximately $245,000, after deducting the issuance expenses. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company.

The Company also issued an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance was approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the three and six months ended June 30, 2017, was $5,890 and $11,715, respectively. Interest expense on the 6.75% Notes, including the additional issuance, for the three and six months ended June 30, 2016, was $5,890 and $11,715, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of June 30, 2017.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, has established two special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company (the “Subordinated Debentures”). The Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment totaling $2,168 and $2,168 as of both June 30, 2017 and December 31, 2016, on the Company’s condensed consolidated balance sheets, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three and six months ended June 30, 2017 was $907 and $1,910, respectively. See Note 6, “Acquisitions” for additional information.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2017 was $65 and $128, respectively. Interest expense on the Imperial Surplus Notes for the three and six months ended June 30, 2016 was $59 and $116, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, is the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the SPCIC Surplus Notes for the three and six months ended June 30, 2017 was $54 and $105, respectively. See Note 6, “Acquisitions” for additional information.

Revolving Credit Agreement

On January 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $225,000 base revolving credit facility with a letter of credit sublimit of $112,500 and an expansion feature not to exceed $50,000. As of June 30, 2017, the Credit Agreement had been expanded to $245,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of June 30, 2017).

As of June 30, 2017, there was $145,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of June 30, 2017 was 3.46%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three and six months ended June 30, 2017 was $1,105 and $1,544, respectively. Interest expense on the Credit Agreement for both the three and six months ended June 30, 2016 was $123. The Company was in compliance with all of the covenants under the Credit Agreement as of June 30, 2017.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of the Company’s acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note (“Century-National Promissory Note”) in the amount of $172,794 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $86,397 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under the Company’s Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. In April 2017, the Company prepaid the first installment on the Century-National Promissory Note, in the amount of $93,167 including accrued interest of $6,770. Interest expense on the Century-National Promissory Note for the three and six months ended June 30, 2017 was $943 and $2,884, respectively. Interest expense on the Century-National Promissory Note for both the three and six months ended June 30, 2016 was $637. See Note 6, “Acquisitions” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Maturities of the Company’s debt for the five years subsequent to June 30, 2017 are as follows:

	2017 (remaining six months)	2018	2019	2020	2021	2022	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	—	72,168	72,168
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
SPCIC Surplus Notes	—	—	—	—	—	—	4,000	4,000
Credit Agreement	—	—	—	145,000	—	—	—	145,000
Century-National Promissory Note	—	86,397	—	—	—	—	—	86,397
Total principal amount of debt	$—	$86,397	$—	$145,000	$—	$—	$531,168	$762,565
Less: Unamortized debt issuance costs and unamortized discount								(7,829)
Carrying amount of debt								$754,736

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2017, 948,081 shares of Company common stock remained available for grants under the Plans.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2017 and 2016 is shown below:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,583,670	$9.29	4,123,809	$9.31
Forfeited	—	—	(11,448)	7.52
Exercised	(114,464)	9.77	(348,593)	7.54
Outstanding at end of period	3,469,206	$9.28	3,763,768	$9.48

No options were granted during the six months ended June 30, 2017 and 2016.

The Company had approximately $14,684 and $6,041 of unrecognized compensation cost related to unvested stock options as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, all option grants outstanding had an approximate weighted average remaining life of 5.5 and 5.9 years, respectively. As of June 30, 2017 and December 31, 2016, options exercisable had an approximate weighted average remaining life of 5.4 and 5.9 years, respectively. As of June 30, 2017 and December 31, 2016, there were 3,335,914 and 3,028,989 exercisable shares with a weighted average exercise price of $9.08 and $9.01, respectively.

The intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $1,532 and $4,596, respectively. The intrinsic value of stock options that were outstanding as of June 30, 2017 and 2016 was $41,012 and $45,032, respectively. The intrinsic value of stock options that were exercisable as of June 30, 2017 and 2016 was $40,083 and $35,294, respectively.

Cash received from options exercised was $1,119 and $3,067 during the six months ended June 30, 2017 and 2016, respectively. The excess tax benefit from award exercises for the six months ended June 30, 2017 and 2016 was $632 and $1,100, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s RSU activity for the six months ended June 30, 2017 and 2016 is shown below:

	Six Months Ended June 30,
	2017		2016
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	567,972	$16.64	362,674	$19.16
Granted	514,021	24.09	188,792	20.11
Vested	(64,554)	18.65	(29,357)	17.85
Forfeited	(3,330)	8.30	(13,352)	17.84
Withheld (1)	(39,920)	18.65	(19,118)	17.94
Non-vested at end of period	974,189	$21.08	489,639	$19.69

(1) Represents shares withheld by the Company to satisfy income tax withholding liability in connection with RSU vesting.

Compensation expense for all share-based compensation plans was $2,307 and $4,487 for the three and six months ended June 30, 2017, respectively, and $2,030 and $4,148 for the three and six months ended June 30, 2016, respectively.

13. Earnings (Loss) Per Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to NGHC	$2,794	$48,470	$44,785	$105,297
Less: Dividends on preferred stock	(7,875)	(4,125)	(15,750)	(8,250)
Net income (loss) attributable to NGHC common stockholders	$(5,081)	$44,345	$29,035	$97,047

Denominator:
Weighted average number of common shares outstanding – basic	106,560,000	105,803,802	106,514,396	105,700,682
Potentially dilutive securities:
Share options	1,995,833	1,923,247	2,137,355	1,854,405
Restricted stock units	891,979	470,848	712,522	432,319
Weighted average number of common shares outstanding – diluted	109,447,812	108,197,897	109,364,273	107,987,406

Basic earnings (loss) per share attributable to NGHC common stockholders	$(0.05)	$0.42	$0.27	$0.92
Diluted earnings (loss) per share attributable to NGHC common stockholders	$(0.05)	$0.41	$0.27	$0.90

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among the Company and AmTrust, the Company pays AmTrust a fee for managing the Company’s investment portfolio. Pursuant to the asset management agreement, AmTrust provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $1,080 and $2,195 for the three and six months ended June 30, 2017, respectively, while the amounts charged for such expenses were $1,455 and $1,798 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, there was a payable to AmTrust related to these services in the amount of $1,061 and $926, respectively.

Master Services Agreement

AmTrust provides postage and billing services to the Company for premiums written on the Company’s policy management system pursuant to a Master Services Agreement. The agreement is effective for ten years from the acceptance of all phases of the initial work statement and can be automatically renewed thereafter for subsequent five-year terms. The agreement is cancellable for material breach of contract that is not cured within thirty days, if either party fails to perform obligations under contract, if either party is declared bankrupt or insolvent, and in the event of a proposed change of control by either party to a competitor. The services are charged on a work-per-piece basis and are billed to the Company at cost. The Company has the right to audit the books and records as appropriate. AmTrust also provides the Company information technology development services in connection with the development of a policy management system at cost pursuant to the Master Services Agreement. In addition, as consideration for a license for the Company to use that system, AmTrust receives a license fee of 1.25% of gross premium of the Company and its affiliates written on the system plus the costs for support services. AmTrust also provides the Company services in managing the premium receipts from its lockbox facilities at a variable cost per item processed. The Company recorded expenses related to the Master Services Agreement of $16,004 and $31,060 for the three and six months ended June 30, 2017, respectively, and $11,351 and $21,627 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, there was a payable related to the services received under this agreement in the amount of $36,259 and $27,693, respectively.

Use of the Company Aircraft

In May 2017, the Company entered into a time share agreement with AmTrust for the use of the Company’s plane. AmTrust utilized the plane two times during the second quarter of 2017 and paid the Company $30 for the time share.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

	June 30, 2017	December 31, 2016
Reinsurance Recoverable on Paid and Unpaid Losses	$1,323	$1,083
Commission Receivable	191	139
Reinsurance Payable	639	533

	Three Months Ended June 30,
	2017	2016
Ceded Premiums	$639	$732
Ceding Commission Income	231	204
Ceded Losses and LAE	424	353

	Six Months Ended June 30,
	2017	2016
Ceded Premiums	$1,189	$1,140
Ceding Commission Income	496	316
Ceded Losses and LAE	808	543

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

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the Company for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0%, if the loss ratio is 64.5% or greater.

The percentage breakdown by reinsurer of such 50% is as follows:

Name of Insurer	Quota Share Percentage
ACP Re	15%
Maiden Reinsurance Ltd. (formerly known as "Maiden Insurance Company Ltd."), a subsidiary of Maiden	25%
Technology Insurance Company, Inc., a subsidiary of AmTrust	10%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

June 30, 2017	Reinsurance Recoverable	Reinsurance Payable
ACP Re	$13,309	$10,685
Maiden Reinsurance Ltd.	18,321	15,957
Technology Insurance Company, Inc.	5,797	6,383
Total	$37,427	$33,025

December 31, 2016	Reinsurance Recoverable	Reinsurance Payable
ACP Re	$12,411	$10,685
Maiden Reinsurance Ltd.	16,823	15,957
Technology Insurance Company, Inc.	6,729	6,383
Total	$35,963	$33,025

Three Months Ended June 30, 2017	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$168
Maiden Reinsurance Ltd.	—	280
Technology Insurance Company, Inc.	—	112
Total	$—	$560

Three Months Ended June 30, 2016	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$(1,430)	$1,361
Maiden Reinsurance Ltd.	(2,383)	2,268
Technology Insurance Company, Inc.	(954)	907
Total	$(4,767)	$4,536

Six Months Ended June 30, 2017	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$899
Maiden Reinsurance Ltd.	—	1,498
Technology Insurance Company, Inc.	—	599
Total	$—	$2,996

Six Months Ended June 30, 2016	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$(2,035)	$3,156
Maiden Reinsurance Ltd.	(3,391)	5,260
Technology Insurance Company, Inc.	(1,357)	2,104
Total	$(6,783)	$10,520

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden Reinsurance Ltd. held assets in trust in the amount of $2,851 and $13,627, respectively, as of June 30, 2017 and $801 and $13,298, respectively, as of December 31, 2016.

LSC Entities, Limited Liability Companies and Limited Partnerships

The Company has ownership interest in LSC Entities, limited liability companies and limited partnerships with related parties. For further discussion see Note 4, “Investments - Equity Method Investments - Related Parties” for additional information.

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

On July 28, 2016, the parties entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement. Under the restated terms, the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by a related-party trust, the Michael Karfunkel Family 2005 Trust (the “Trust”). The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant. The maturity date of the loan changed from September 15, 2021 to September 20, 2036. The interest rate on the outstanding principal balance of $250,000 changed from a fixed annual rate of 7% to a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

The Company recorded interest income of $1,160 and $2,320 for the three and six months ended June 30, 2017, respectively, and $2,187 and $4,375 for the three and six months ended June 30, 2016, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of the Company’s reserve position based on collateral levels maintained. Management determined no reserve was needed for the carrying value of the loan at June 30, 2017 or December 31, 2016.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $187 and $375 in rent for the three and six months ended June 30, 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $74 and $147 in rent for the three and six months ended June 30, 2017, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

15. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commission revenue	$42,436	$32,950	$82,850	$56,835
Finance and processing fees	26,834	20,368	52,918	41,004
Installment fees	20,183	9,454	38,685	17,922
Group health administrative fees	15,447	17,846	30,008	36,706
Late payment fees	10,831	3,627	24,669	6,779
Other	9,445	5,772	21,988	27,715
Total	$125,176	$90,017	$251,118	$186,961

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

The following tables summarize the results of operations of the Company’s operating segments:

Three Months Ended June 30, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,002,935	$130,974	$—	$1,133,909
Ceded premiums	(129,184)	(12,725)	—	(141,909)
Net premium written	873,751	118,249	—	992,000
Change in unearned premium	(26,852)	16,603	—	(10,249)
Net earned premium	846,899	134,852	—	981,751
Ceding commission income	21,237	271	—	21,508
Service and fee income	82,133	43,043	—	125,176
Total underwriting revenues	950,269	178,166	—	1,128,435
Underwriting expenses:
Loss and loss adjustment expense	625,664	84,743	—	710,407
Acquisition costs and other underwriting expenses	142,036	46,759	—	188,795
General and administrative expenses	172,652	38,842	—	211,494
Total underwriting expenses	940,352	170,344	—	1,110,696
Underwriting income	9,917	7,822	—	17,739
Net investment income	—	—	29,446	29,446
Net loss on investments	—	—	(2,175)	(2,175)
Other expense	—	—	(6,098)	(6,098)
Earnings (losses) of equity method investments	—	—	(18,915)	(18,915)
Interest expense	—	—	(11,550)	(11,550)
Provision for income taxes	—	—	(5,812)	(5,812)
Net loss attributable to non-controlling interest	—	—	159	159
Net income attributable to NGHC	$9,917	$7,822	$(14,945)	$2,794

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended June 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$747,616	$102,891	$—	$850,507
Ceded premiums	(100,544)	(12,514)	—	(113,058)
Net premium written	647,072	90,377	—	737,449
Change in unearned premium	(36,042)	11,533	—	(24,509)
Net earned premium	611,030	101,910	—	712,940
Ceding commission income	11,345	359	—	11,704
Service and fee income	51,161	38,856	—	90,017
Total underwriting revenues	673,536	141,125	—	814,661
Underwriting expenses:
Loss and loss adjustment expense	393,629	78,729	—	472,358
Acquisition costs and other underwriting expenses	81,778	27,096	—	108,874
General and administrative expenses	161,573	29,547	—	191,120
Total underwriting expenses	636,980	135,372	—	772,352
Underwriting income	36,556	5,753	—	42,309
Net investment income	—	—	27,528	27,528
Net gain on investments	—	—	3,995	3,995
Earnings of equity method investments	—	—	7,356	7,356
Interest expense	—	—	(8,939)	(8,939)
Provision for income taxes	—	—	(14,551)	(14,551)
Net (income) attributable to non-controlling interest	—	—	(9,228)	(9,228)
Net income attributable to NGHC	$36,556	$5,753	$6,161	$48,470

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,066,049	$322,929	$—	$2,388,978
Ceded premiums	(246,673)	(23,566)	—	(270,239)
Net premium written	1,819,376	299,363	—	2,118,739
Change in unearned premium	(181,232)	(35,585)	—	(216,817)
Net earned premium	1,638,144	263,778	—	1,901,922
Ceding commission income	40,944	558	—	41,502
Service and fee income	175,802	75,316	—	251,118
Total underwriting revenues	1,854,890	339,652	—	2,194,542
Underwriting expenses:
Loss and loss adjustment expense	1,175,098	151,634	—	1,326,732
Acquisition costs and other underwriting expenses	285,847	78,249	—	364,096
General and administrative expenses	382,624	84,055	—	466,679
Total underwriting expenses	1,843,569	313,938	—	2,157,507
Underwriting income	11,321	25,714	—	37,035
Net investment income	—	—	55,836	55,836
Net loss on investments	—	—	(1,687)	(1,687)
Other income	—	—	3,703	3,703
Earnings (losses) of equity method investments	—	—	(13,961)	(13,961)
Interest expense	—	—	(23,095)	(23,095)
Provision for income taxes	—	—	(19,330)	(19,330)
Net loss attributable to non-controlling interest	—	—	6,284	6,284
Net income attributable to NGHC	$11,321	$25,714	$7,750	$44,785

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Six Months Ended June 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,408,953	$257,748	$—	$1,666,701
Ceded premiums	(161,107)	(23,558)	—	(184,665)
Net premium written	1,247,846	234,190	—	1,482,036
Change in unearned premium	(82,768)	(31,408)	—	(114,176)
Net earned premium	1,165,078	202,782	—	1,367,860
Ceding commission income	9,081	728	—	9,809
Service and fee income	114,649	72,312	—	186,961
Total underwriting revenues	1,288,808	275,822	—	1,564,630
Underwriting expenses:
Loss and loss adjustment expense	726,288	155,120	—	881,408
Acquisition costs and other underwriting expenses	173,437	48,336	—	221,773
General and administrative expenses	306,267	61,480	—	367,747
Total underwriting expenses	1,205,992	264,936	—	1,470,928
Underwriting income	82,816	10,886	—	93,702
Net investment income	—	—	49,198	49,198
Net gain on investments	—	—	8,313	8,313
Earnings of equity method investments	—	—	14,038	14,038
Interest expense	—	—	(18,080)	(18,080)
Provision for income taxes	—	—	(32,634)	(32,634)
Net (income) attributable to non-controlling interest	—	—	(9,240)	(9,240)
Net income attributable to NGHC	$82,816	$10,886	$11,595	$105,297

The following tables summarize the total assets of the Company’s operating segments as of June 30, 2017 and December 31, 2016:

June 30, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,111,714	$202,998	$17,982	$1,332,694
Deferred acquisition costs	242,455	12,458	—	254,913
Reinsurance recoverable	957,924	11,157	—	969,081
Prepaid reinsurance premiums	182,947	—	—	182,947
Goodwill and Intangible assets, net	480,610	119,632	—	600,242
Prepaid and other assets	27,501	24,721	436	52,658
Corporate and other assets	—	—	4,394,597	4,394,597
Total assets	$3,003,151	$370,966	$4,413,015	$7,787,132

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$929,084	$149,387	$12,198	$1,090,669
Deferred acquisition costs	207,597	13,325	—	220,922
Reinsurance recoverable	937,303	10,933	—	948,236
Prepaid reinsurance premiums	156,970	—	—	156,970
Goodwill and Intangible assets, net	524,981	98,029	—	623,010
Prepaid and other assets	28,077	25,854	2,414	56,345
Corporate and other assets	—	—	4,148,829	4,148,829
Total assets	$2,784,012	$297,528	$4,163,441	$7,244,981

The following tables show an analysis of the Company’s gross and net premiums written and net earned premium by geographical location for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,021,698	$99,157	$1,120,855	$760,289	$77,170	$837,459
Gross premium written - Europe	13,054	—	13,054	13,048	—	13,048
Total	$1,034,752	$99,157	$1,133,909	$773,337	$77,170	$850,507

Net premium written - North America	$927,703	$51,243	$978,946	$685,271	$39,130	$724,401
Net premium written - Europe	13,054	—	13,054	13,048	—	13,048
Total	$940,757	$51,243	$992,000	$698,319	$39,130	$737,449

Net earned premium - North America	$911,458	$42,256	$953,714	$652,472	$36,028	$688,500
Net earned premium - Europe	28,037	—	28,037	24,440	—	24,440
Total	$939,495	$42,256	$981,751	$676,912	$36,028	$712,940

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$2,118,367	$181,373	$2,299,740	$1,509,825	$77,170	$1,586,995
Gross premium written - Europe	89,238	—	89,238	79,706	—	79,706
Total	$2,207,605	$181,373	$2,388,978	$1,589,531	$77,170	$1,666,701

Net premium written - North America	$1,936,557	$92,944	$2,029,501	$1,363,200	$39,130	$1,402,330
Net premium written - Europe	89,238	—	89,238	79,706	—	79,706
Total	$2,025,795	$92,944	$2,118,739	$1,442,906	$39,130	$1,482,036

Net earned premium - North America	$1,766,672	$81,288	$1,847,960	$1,283,748	$36,028	$1,319,776
Net earned premium - Europe	53,962	—	53,962	48,084	—	48,084
Total	$1,820,634	$81,288	$1,901,922	$1,331,832	$36,028	$1,367,860

The following tables show an analysis of the Company’s gross premium written, net premium written and net earned premium by product type for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Premium Written	2017	2016	2017	2016
Property and Casualty
Personal Auto	$514,703	$337,875	$1,161,607	$723,073
Homeowners	151,471	100,226	265,672	170,527
RV/Packaged	52,598	46,693	97,352	86,296
Small Business Auto	80,890	68,366	167,266	118,517
Lender-placed insurance	90,374	108,190	166,644	220,187
Other	13,742	9,096	26,135	13,183
Property and Casualty	$903,778	$670,446	$1,884,676	$1,331,783
Accident and Health	130,974	102,891	322,929	257,748
NGHC Total	$1,034,752	$773,337	$2,207,605	$1,589,531

Reciprocal Exchanges
Personal Auto	$35,221	$23,121	$63,380	$23,121
Homeowners	63,049	51,636	116,376	51,636
Other	887	2,413	1,617	2,413
Reciprocal Exchanges Total	$99,157	$77,170	$181,373	$77,170

Total	$1,133,909	$850,507	$2,388,978	$1,666,701

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Premium Written	2017	2016	2017	2016
Property and Casualty
Personal Auto	$471,372	$297,281	$1,068,251	$632,607
Homeowners	131,926	90,559	236,471	156,435
RV/Packaged	52,190	46,421	96,709	85,877
Small Business Auto	72,864	62,948	152,072	107,941
Lender-placed insurance	86,525	105,385	159,357	217,382
Other	7,631	5,348	13,572	8,474
Property and Casualty	$822,508	$607,942	$1,726,432	$1,208,716
Accident and Health	118,249	90,377	299,363	234,190
NGHC Total	$940,757	$698,319	$2,025,795	$1,442,906

Reciprocal Exchanges
Personal Auto	$21,601	$13,453	$38,707	$13,453
Homeowners	29,174	23,535	53,390	23,535
Other	468	2,142	847	2,142
Reciprocal Exchanges Total	$51,243	$39,130	$92,944	$39,130

Total	$992,000	$737,449	$2,118,739	$1,482,036

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premium	2017	2016	2017	2016
Property and Casualty
Personal Auto	$495,225	$290,829	$949,640	$562,826
Homeowners	110,570	81,556	214,699	155,995
RV/Packaged	43,314	39,015	83,964	76,534
Small Business Auto	70,324	51,470	133,565	95,314
Lender-placed insurance	79,201	108,519	162,942	231,325
Other	6,009	3,613	12,046	7,056
Property and Casualty	$804,643	$575,002	$1,556,856	$1,129,050
Accident and Health	134,852	101,910	263,778	202,782
NGHC Total	$939,495	$676,912	$1,820,634	$1,331,832

Reciprocal Exchanges
Personal Auto	$17,239	$12,980	$33,356	$12,980
Homeowners	24,613	19,604	47,151	19,604
Other	404	3,444	781	3,444
Reciprocal Exchanges Total	$42,256	$36,028	$81,288	$36,028

Total	$981,751	$712,940	$1,901,922	$1,367,860

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

17. Subsequent Events

Effective July 1, 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business, under which the Company cedes 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, the Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5,000 per risk or $70,000 per event. The cession may be increased, under certain conditions, up to a maximum cession of 20.0%.

Effective July 1, 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business, under which the Company cedes 29.6% of net liability under homeowners policies, including lender-placed property policies, in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to unaffiliated third-party reinsurance providers. Under the HO Quota Share Agreement, the Company receives a 42.5% ceding commission on premiums ceded to the reinsurers during the term of the HO Quota Share Agreement. The liability of the reinsurers is capped at $5,000 per risk or $70,000 per event.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2017, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 2.0x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $55.8 million and $49.2 million for the six months ended June 30, 2017 and 2016, respectively. We held 6.7% and 7.2% of total invested assets in cash, cash equivalents and restricted cash as of June 30, 2017 and December 31, 2016, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves. As of June 30, 2017 and December 31, 2016, our reserves, net of reinsurance recoverables on unpaid losses, were $1.5 billion and $1.4 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Service and fee income. We also generate policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement, and insufficient fund check returns. These fees are generally designed to offset expenses incurred in the administration of our insurance business, and are generated as follows. Installment fees are charged to permit a policyholder to pay premiums in installments rather than in a lump sum. Late payment fees are charged when premiums are remitted after the due date and any applicable grace periods. Policy cancellation fees are charged to policyholders when a policy is terminated by the policyholder prior to the expiration of the policy’s term or renewal term, as applicable. Reinstatement fees are charged to reinstate a policy that has lapsed, generally as a result of non-payment of premiums. Insufficient fund fees are charged when the customer’s payment is returned by the financial institution.

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

Net investment income and Net gains and losses on investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturities and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We classify our fixed maturities and equity securities as available for sale. We report net unrealized gains (losses) on those securities classified as available for sale separately in other comprehensive income on our balance sheet. Additionally, we have a small portfolio of fixed maturities and equity securities classified as trading. We report realized and unrealized gains (losses) on those securities classified as trading within net gains (losses) on investments. Net gains and losses on investments also include foreign exchange gains and losses which are generated by the remeasurement of our subsidiaries’ financial statement amounts that are denominated or stated in another currency into the Company’s functional currency.

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

Earnings (losses) from equity method investments. This represents primarily our share in earnings or losses of our investment in two companies that own life settlement contracts, which includes the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. These investments determine the fair value of life settlement contracts based upon an estimate of the discounted cash flow of the anticipated death benefits incorporating a number of factors, such as current life expectancy assumptions, expected premium payment obligations and increased cost assumptions, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies. The gain realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We also invest in corporate entities, partnership and partnership-like entities and participate in their earnings (losses) for real estate, private equity funds and various partnership investments.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)” below.

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

For more information related to recent accounting pronouncements that we adopted during the six months ended June 30, 2017, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,035,552	$99,157	$(800)	$1,133,909	$774,048	$77,170	$(711)	$850,507
Ceded premiums	(94,795)	(47,914)	800	(141,909)	(75,729)	(38,040)	711	(113,058)
Net premium written	$940,757	$51,243	$—	$992,000	$698,319	$39,130	$—	$737,449
Change in unearned premium	(1,262)	(8,987)	—	(10,249)	(21,407)	(3,102)	—	(24,509)
Net earned premium	$939,495	$42,256	$—	$981,751	$676,912	$36,028	$—	$712,940
Ceding commission income (loss)	3,399	18,109	—	21,508	(3,205)	14,909	—	11,704
Service and fee income	137,562	1,494	(13,880)	125,176	99,629	1,195	(10,807)	90,017
Total underwriting revenues	$1,080,456	$61,859	$(13,880)	$1,128,435	$773,336	$52,132	$(10,807)	$814,661
Underwriting expenses:
Loss and loss adjustment expense	676,587	33,820	—	710,407	454,622	17,736	—	472,358
Acquisition costs and other underwriting expenses	173,255	15,540	—	188,795	108,387	493	(6)	108,874
General and administrative expenses	206,865	18,509	(13,880)	211,494	176,660	25,261	(10,801)	191,120
Total underwriting expenses	$1,056,707	$67,869	$(13,880)	$1,110,696	$739,669	$43,490	$(10,807)	$772,352
Underwriting income (loss)	$23,749	$(6,010)	$—	$17,739	$33,667	$8,642	$—	$42,309
Net investment income	29,680	2,147	(2,381)	29,446	27,361	2,248	(2,081)	27,528
Net gain (loss) on investments	(8,362)	6,187	—	(2,175)	3,854	141	—	3,995
Other expense	(6,098)	—	—	(6,098)	—	—	—	—
Earnings (losses) of equity method investments	(18,915)	—	—	(18,915)	7,356	—	—	7,356
Interest expense	(11,550)	(2,381)	2,381	(11,550)	(8,939)	(2,081)	2,081	(8,939)
Income (loss) before provision (benefit) for income taxes	$8,504	$(57)	$—	$8,447	$63,299	$8,950	$—	$72,249
Less: Provision (benefit) for income taxes	5,740	72	—	5,812	14,825	(274)	—	14,551
Net income (loss)	$2,764	$(129)	$—	$2,635	$48,474	$9,224	$—	$57,698
Less: Net (income) loss attributable to non-controlling interest	30	129	—	159	(4)	(9,224)	—	(9,228)
Net income attributable NGHC	$2,794	$—	$—	$2,794	$48,470	$—	$—	$48,470
Net loss ratio	72.0%	80.0%		72.4%	67.2%	49.2%		66.3%
Net operating expense ratio (non-GAAP)	25.5%	34.2%		25.8%	27.9%	26.8%		27.8%
Net combined ratio (non-GAAP)	97.5%	114.2%		98.2%	95.1%	76.0%		94.1%

	Three Months Ended June 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$1,068,257	$70,250	$(16,261)	$1,122,246	$748,608	$45,571	$(12,888)	$781,291
Less: Loss and loss adjustment expense	676,587	33,820	—	710,407	454,622	17,736	—	472,358
Less: Interest expense	11,550	2,381	(2,381)	11,550	8,939	2,081	(2,081)	8,939
Less: Ceding commission income (loss)	3,399	18,109	—	21,508	(3,205)	14,909	—	11,704
Less: Service and fee income	137,562	1,494	(13,880)	125,176	99,629	1,195	(10,807)	90,017
Net operating expense	$239,159	$14,446	$—	$253,605	$188,623	$9,650	$—	$198,273
Net earned premium	$939,495	$42,256	$—	$981,751	$676,912	$36,028	$—	$712,940
Net operating expense ratio (non-GAAP)	25.5%	34.2%		25.8%	27.9%	26.8%		27.8%

Consolidated Results of Operations for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,209,206	$181,373	$(1,601)	$2,388,978	$1,590,242	$77,170	$(711)	$1,666,701
Ceded premiums	(183,411)	(88,429)	1,601	(270,239)	(147,336)	(38,040)	711	(184,665)
Net premium written	$2,025,795	$92,944	$—	$2,118,739	$1,442,906	$39,130	$—	$1,482,036
Change in unearned premium	(205,161)	(11,656)	—	(216,817)	(111,074)	(3,102)	—	(114,176)
Net earned premium	$1,820,634	$81,288	$—	$1,901,922	$1,331,832	$36,028	$—	$1,367,860
Ceding commission income (loss)	6,146	35,356	—	41,502	(5,100)	14,909	—	9,809
Service and fee income	273,425	3,574	(25,881)	251,118	196,573	1,195	(10,807)	186,961
Total underwriting revenues	$2,100,205	$120,218	$(25,881)	$2,194,542	$1,523,305	$52,132	$(10,807)	$1,564,630
Underwriting expenses:
Loss and loss adjustment expense	1,264,812	61,920	—	1,326,732	863,672	17,736	—	881,408
Acquisition costs and other underwriting expenses	334,376	29,720	—	364,096	221,286	493	(6)	221,773
General and administrative expenses	448,948	43,612	(25,881)	466,679	353,287	25,261	(10,801)	367,747
Total underwriting expenses	$2,048,136	$135,252	$(25,881)	$2,157,507	$1,438,245	$43,490	$(10,807)	$1,470,928
Underwriting income (loss)	$52,069	$(15,034)	$—	$37,035	$85,060	$8,642	$—	$93,702
Net investment income	55,449	5,031	(4,644)	55,836	49,031	2,248	(2,081)	49,198
Net gain (loss) on investments	(7,874)	6,187	—	(1,687)	8,172	141	—	8,313
Other income	3,703	—	—	3,703	—	—	—	—
Earnings (losses) of equity method investments	(13,961)	—	—	(13,961)	14,038	—	—	14,038
Interest expense	(23,095)	(4,644)	4,644	(23,095)	(18,080)	(2,081)	2,081	(18,080)
Income (loss) before provision (benefit) for income taxes	$66,291	$(8,460)	$—	$57,831	$138,221	$8,950	$—	$147,171
Less: Provision (benefit) for income taxes	21,506	(2,176)	—	19,330	32,908	(274)	—	32,634
Net income (loss)	$44,785	$(6,284)	$—	$38,501	$105,313	$9,224	$—	$114,537
Less: Net (income) loss attributable to non-controlling interest	—	6,284	—	6,284	(16)	(9,224)	—	(9,240)
Net income attributable NGHC	$44,785	$—	$—	$44,785	$105,297	$—	$—	$105,297
Net loss ratio	69.5%	76.2%		69.8%	64.8%	49.2%		64.4%
Net operating expense ratio (non-GAAP)	27.7%	42.3%		28.3%	28.8%	26.8%		28.7%
Net combined ratio (non-GAAP)	97.2%	118.5%		98.1%	93.6%	76.0%		93.1%

	Six Months Ended June 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$2,071,231	$139,896	$(30,525)	$2,180,602	$1,456,325	$45,571	$(12,888)	$1,489,008
Less: Loss and loss adjustment expense	1,264,812	61,920	—	1,326,732	863,672	17,736	—	881,408
Less: Interest expense	23,095	4,644	(4,644)	23,095	18,080	2,081	(2,081)	18,080
Less: Ceding commission income (loss)	6,146	35,356	—	41,502	(5,100)	14,909	—	9,809
Less: Service and fee income	273,425	3,574	(25,881)	251,118	196,573	1,195	(10,807)	186,961
Net operating expense	$503,753	$34,402	$—	$538,155	$383,100	$9,650	$—	$392,750
Net earned premium	$1,820,634	$81,288	$—	$1,901,922	$1,331,832	$36,028	$—	$1,367,860
Net operating expense ratio (non-GAAP)	27.7%	42.3%		28.3%	28.8%	26.8%		28.7%

During 2016, we entered into a number of acquisitions and other transactions, including the following: (i) in November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”), (ii) in October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company, an Illinois-based property and casualty insurance company (“SPCIC”), and (iii) in June 2016, we closed on the acquisition of Century-National Insurance Company, a California-based property and casualty insurance company and Western General, a California corporation (“Century-National”). In addition, in the first quarter of 2016, the Reciprocal Exchanges were deconsolidated at January 1, 2016, and subsequently reconsolidated at March 31, 2016. As a result of these transactions, comparisons between our 2017 and 2016 results will be less meaningful.

Consolidated Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $283.4 million, or 33.3%, from $850.5 million for the three months ended June 30, 2016 to $1,133.9 million for the three months ended June 30, 2017, due to an increase of $255.3 million from the P&C segment as a result of the acquisitions of Direct General ($79.8 million), SPCIC ($12.3 million) and Century-National ($35.8 million), from organic growth ($123.2 million) and the Reciprocal Exchanges ($22.0 million), partially offset by a decline in lender-placed premiums ($17.8 million); and an increase of $28.1 million from the A&H segment, primarily from domestic organic growth ($26.1 million).

Net premium written. Net premium written increased by $254.6 million, or 34.5%, from $737.4 million for the three months ended June 30, 2016 to $992.0 million for the three months ended June 30, 2017. Net premium written for the P&C segment increased by $226.7 million for the three months ended June 30, 2017 compared to the same period in 2016, as a result of the acquisitions of Direct General ($77.9 million), SPCIC ($12.2 million) and Century-National ($31.1 million), from organic growth ($112.2 million) and the Reciprocal Exchanges ($12.1 million), partially offset by a decline in lender-placed premiums ($18.9 million). Net premium written for the A&H segment increased by $27.9 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily from domestic organic growth ($25.9 million).

Net earned premium. Net earned premium increased by $268.8 million, or 37.7%, from $712.9 million for the three months ended June 30, 2016 to $981.8 million for the three months ended June 30, 2017. The increase by segment was: P&C $235.9 million and A&H $32.9 million. The increase in the P&C segment was attributable to the acquisitions of Direct General ($111.8 million), SPCIC ($12.0 million) and Century-National ($40.3 million), from organic growth ($94.8 million) and the Reciprocal Exchanges ($6.2 million), partially offset by a decline in lender-placed premiums ($29.3 million). The increase in the A&H segment was primarily from domestic organic growth ($25.8 million).

Ceding commission income (loss). Ceding commission income increased by $9.8 million from $11.7 million for the three months ended June 30, 2016 to $21.5 million for the three months ended June 30, 2017, driven by an increase in the P&C segment.

Service and fee income. Service and fee income increased by $35.2 million, or 39.1%, from $90.0 million for the three months ended June 30, 2016 to $125.2 million for the three months ended June 30, 2017. The increase was attributable to the P&C segment ($31.0 million), primarily resulting from the acquisition of Direct General ($24.4 million); and the A&H segment ($4.2 million).

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$42,436	$32,950	$9,486	28.8%
Finance and processing fees	26,834	20,368	6,466	31.7%
Installment fees	20,183	9,454	10,729	113.5%
Group health administrative fees	15,447	17,846	(2,399)	(13.4)%
Late payment fees	10,831	3,627	7,204	198.6%
Other	9,445	5,772	3,673	63.6%
Total	$125,176	$90,017	$35,159	39.1%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $238.0 million, or 50.4%, from $472.4 million for the three months ended June 30, 2016 to $710.4 million for the three months ended June 30, 2017, reflecting the acquisitions of Direct General ($77.4 million), SPCIC ($14.8 million) and Century-National ($12.0 million), increased premiums from organic growth ($117.7 million), higher catastrophe losses in 2017 compared to 2016, primarily due to unusual precipitation and hail storms, and the Reciprocal Exchanges ($16.1 million). The changes by segment were: P&C - increased by $232.0 million and A&H - increased by $6.0 million.

Loss and LAE for the three months ended June 30, 2017 included $1.1 million of unfavorable development on prior accident year loss and LAE reserves. The $5.7 million of unfavorable development in the P&C segment was primarily driven by unfavorable development in our private passenger auto business, and the $4.5 million of favorable development in the A&H segment was primarily driven by favorable development in our international A&H business. Loss and LAE for the three months ended June 30, 2016 included $10.2 million of favorable development on prior accident year loss and LAE reserves. The $14.6 million of favorable development in the P&C segment was driven by favorable development in our lender-placed insurance business and the Reciprocal Exchanges, while $4.4 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our domestic A&H business.

Our consolidated net loss ratio increased from 66.3% for the three months ended June 30, 2016 to 72.4% for the three months ended June 30, 2017, with a higher P&C net loss ratio and a lower A&H net loss ratio in 2017. Loss and loss adjustment expense and net loss ratio for the three months ended June 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the three months ended June 30, 2016 were recorded within general and administrative expenses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $79.9 million, or 73.4%, from $108.9 million for the three months ended June 30, 2016 to $188.8 million for the three months ended June 30, 2017, due to an increase of $60.3 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($11.5 million) and Century-National ($11.8 million), from organic growth ($20.1 million) and the Reciprocal Exchanges ($15.1 million); and an increase of $19.7 million in the A&H segment, primarily from domestic organic growth ($18.1 million).

General and administrative expenses. General and administrative expenses increased by $20.4 million, or 10.7%, from $191.1 million for the three months ended June 30, 2016 to $211.5 million for the three months ended June 30, 2017, due to an increase of $11.1 million in the P&C segment, primarily as a result of the acquisition of Direct General ($43.8 million), partially offset by a decrease from organic growth ($18.4 million), the Reciprocal Exchanges ($9.8 million), and a decrease in transition related expenses in the lender-placed business ($8.1 million); and an increase of $9.3 million in the A&H segment, primarily from domestic organic growth ($5.4 million). General and administrative expenses for the three months ended June 30, 2016 include $30.0 million ($3.9 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the three months ended June 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $55.3 million, or 27.9%, from $198.3 million for the three months ended June 30, 2016 to $253.6 million for the three months ended June 30, 2017, due to an increase of $30.5 million from the P&C segment, primarily as a result of our 2016 acquisitions and organic growth, partially offset by the prospective reclassification of claims handling costs and a reduction in transition related expenses in the lender-placed business; and due to an increase of $24.9 million from the A&H segment, primarily from domestic organic growth.

The consolidated net operating expense ratio decreased from 27.8% for the three months ended June 30, 2016 to 25.8% for the three months ended June 30, 2017. Excluding the Reciprocal Exchanges, the net operating expense ratio was 25.5% and 27.9% for the three months ended June 30, 2017 and 2016, respectively. The Reciprocal Exchanges’ net operating expense ratio was 34.2% and 26.8% for the three months ended June 30, 2017 and 2016, respectively.

Net investment income. Net investment income increased by $1.9 million from $27.5 million for the three months ended June 30, 2016 to $29.4 million for the three months ended June 30, 2017. The increase was mainly attributable to an approximately 15.2% increase in our invested assets balance from June 30, 2016.

Net gain (loss) on investments. Net gain (loss) on investments decreased by $6.2 million from a $4.0 million gain for the three months ended June 30, 2016 to a $2.2 million loss for the three months ended June 30, 2017. The decrease was mainly attributable to losses incurred in our trading portfolio.

Earnings (losses) of equity method investments. Earnings of equity method investments decreased by $26.3 million from $7.4 million income for the three months ended June 30, 2016 to a $18.9 million loss for the three months ended June 30, 2017. The decrease was primarily attributable to losses recorded based on our proportionate share of investments in certain real estate joint ventures.

Interest expense. Interest expense for the three months ended June 30, 2017 and 2016 was $11.6 million and $8.9 million, respectively. The increase of $2.6 million was primarily due to interest payable under our credit facility, the promissory note issued in connection with the Century-National acquisition and debt assumed from our recent acquisitions.

Provision for income taxes. Income tax expense decreased by $8.7 million from $14.6 million for the three months ended June 30, 2016, reflecting an effective tax rate of 22.4%, to $5.8 million for the three months ended June 30, 2017, reflecting an effective tax rate of 21.2%. The reduction in consolidated tax expense was driven by a reduction in pre-tax income from 2016 to 2017. The increase in the effective tax rate was primarily driven by a decrease in the utilization of our statutory equalization reserves in 2017.

Consolidated Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $722.3 million, or 43.3%, from $1,666.7 million for the six months ended June 30, 2016 to $2,389.0 million for the six months ended June 30, 2017, due to an increase of $657.1 million from the P&C segment as a result of the acquisitions of Direct General ($240.8 million), SPCIC ($23.3 million) and Century-National ($96.3 million), from organic growth ($246.1 million) and the consolidation of the Reciprocal Exchanges ($104.2 million), partially offset by a decline in lender-placed premiums ($53.5 million); and an increase of $65.2 million from the A&H segment as a result of the acquisition of Direct General ($7.2 million) and organic growth, both domestic ($48.4 million) and international ($9.5 million).

Net premium written. Net premium written increased by $636.7 million, or 43.0%, from $1,482.0 million for the six months ended June 30, 2016 to $2,118.7 million for the six months ended June 30, 2017. Net premium written for the P&C segment increased by $571.5 million for the six months ended June 30, 2017 compared to the same period in 2016, as a result of the acquisitions of Direct General ($238.8 million), SPCIC ($23.1 million) and Century-National ($83.9 million), from organic growth ($229.9 million) and the consolidation of the Reciprocal Exchanges ($53.8 million), partially offset by a decline in lender-placed premiums ($58.0 million). Net premium written for the A&H segment increased by $65.2 million for the six months ended June 30, 2017 compared to the same period in 2016, as a result of the acquisition of Direct General ($7.2 million) and organic growth, both domestic ($48.4 million) and international ($9.5 million).

Net earned premium. Net earned premium increased by $534.1 million, or 39.0%, from $1,367.9 million for the six months ended June 30, 2016 to $1,901.9 million for the six months ended June 30, 2017. The increase by segment was: P&C $473.1 million and A&H $61.0 million. The increase in the P&C segment was attributable to the acquisitions of Direct General ($216.0 million), SPCIC ($24.0 million) and Century-National ($91.6 million), from organic growth ($164.6 million) and the consolidation of the Reciprocal Exchanges ($45.3 million), partially offset by a decline in lender-placed premiums ($68.4 million). The increase in the

A&H segment was due to the acquisition of Direct General ($6.9 million) and organic growth, both domestic ($48.2 million) and international ($5.9 million).

Ceding commission income (loss). Ceding commission income increased by $31.7 million from $9.8 million for the six months ended June 30, 2016 to $41.5 million for the six months ended June 30, 2017, primarily driven by increases in the P&C segment from the consolidation of the Reciprocal Exchanges ($20.4 million).

Service and fee income. Service and fee income increased by $64.2 million, or 34.3%, from $187.0 million for the six months ended June 30, 2016 to $251.1 million for the six months ended June 30, 2017. The increase was attributable to the P&C segment ($61.2 million), primarily resulting from the acquisition of Direct General ($56.7 million); and the A&H segment ($3.0 million).

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$82,850	$56,835	$26,015	45.8%
Finance and processing fees	52,918	41,004	11,914	29.1%
Installment fees	38,685	17,922	20,763	115.9%
Group health administrative fees	30,008	36,706	(6,698)	(18.2)%
Late payment fees	24,669	6,779	17,890	263.9%
Other	21,988	27,715	(5,727)	(20.7)%
Total	$251,118	$186,961	$64,157	34.3%
Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $445.3 million, or 50.5%, from $881.4 million for the six months ended June 30, 2016 to $1,326.7 million for the six months ended June 30, 2017, reflecting the acquisitions of Direct General ($148.8 million), SPCIC ($24.3 million) and Century-National ($39.3 million), increased premiums from organic growth ($188.8 million), higher catastrophe losses in 2017 compared to 2016, primarily due to unusual precipitation and hail storms, and from the consolidation of the Reciprocal Exchanges ($44.2 million). The changes by segment were: P&C - increased by $448.8 million and A&H - decreased by $3.5 million.

Loss and LAE for the six months ended June 30, 2017 included $13.5 million of favorable development on prior accident year loss and LAE reserves. The $0.6 million of favorable development in the P&C segment was primarily driven by favorable development for the Reciprocal Exchanges and the $12.8 million of favorable development in the A&H segment was primarily driven by favorable development in our domestic stop loss programs. Loss and LAE for the six months ended June 30, 2016 included $11.5 million of favorable development on prior accident year loss and LAE reserves. The $15.1 million of favorable development in the P&C segment was driven by favorable development in our lender-placed insurance business and the Reciprocal Exchanges, while $3.6 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our domestic A&H business.

Our consolidated net loss ratio increased from 64.4% for the six months ended June 30, 2016 to 69.8% for the six months ended June 30, 2017, with a higher P&C net loss ratio and a lower A&H net loss ratio in 2017. Loss and loss adjustment expense and net loss ratio for the six months ended June 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the six months ended June 30, 2016 were recorded within general and administrative expenses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $142.3 million, or 64.2%, from $221.8 million for the six months ended June 30, 2016 to $364.1 million for the six months ended June 30, 2017, due to an increase of $112.4 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($23.0 million) and Century-National ($24.1 million), from organic growth ($33.4 million) and the consolidation of the Reciprocal Exchanges ($29.2 million); and an increase of $29.9 million in the A&H segment, primarily due to additional costs from organic growth ($28.2 million).

General and administrative expenses. General and administrative expenses increased by $98.9 million, or 26.9%, from $367.7 million for the six months ended June 30, 2016 to $466.7 million for the six months ended June 30, 2017, due to an increase of $76.4 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($98.1 million), SPCIC ($8.2 million) and Century-National ($8.9 million), partially offset by a decrease from organic growth ($28.7 million) and a decrease in transition related expenses in the lender-placed business ($13.4 million); and an increase of $22.6 million in the A&H segment, primarily due to additional costs from organic growth ($15.7 million). General and administrative expenses for the six months ended June 30, 2016 include $55.9 million ($3.9 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the six months ended June 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $145.4 million, or 37.0%, from $392.8 million for the six months ended June 30, 2016 to $538.2 million for the six months ended June 30, 2017, due to an increase of $95.8 million from the P&C segment, primarily as a result of our 2016 acquisitions, organic growth and the consolidation of the Reciprocal Exchanges, partially offset by the prospective reclassification of claims handling costs and a reduction in transition related expenses in the lender-placed business; and due to an increase of $49.7 million from the A&H segment, primarily from organic growth, both domestic and international.

The consolidated net operating expense ratio decreased from 28.7% for the six months ended June 30, 2016 to 28.3% for the six months ended June 30, 2017. Excluding the Reciprocal Exchanges, the net operating expense ratio was 27.7% and 28.8% for the six months ended June 30, 2017 and 2016, respectively. The Reciprocal Exchanges’ net operating expense ratio was 42.3% and 26.8% for the six months ended June 30, 2017 and 2016, respectively.

Net investment income. Net investment income increased by $6.6 million, or 13.5%, from $49.2 million for the six months ended June 30, 2016 to $55.8 million for the six months ended June 30, 2017. The increase was mainly attributable to an approximately 15.2% increase in our invested assets balance from June 30, 2016.

Net gain (loss) on investments. Net gain (loss) on investments decreased by $10.0 million from a $8.3 million gain for the six months ended June 30, 2016 to a $1.7 million loss for the six months ended June 30, 2017. The decrease was mainly attributable to losses incurred in our trading portfolio.

Earnings (losses) of equity method investments. Earnings of equity method investments decreased by $28.0 million from $14.0 million income for the six months ended June 30, 2016 to a $14.0 million loss for the six months ended June 30, 2017. The decrease was primarily attributable to losses recorded based on our proportionate share of investments in certain real estate joint ventures.

Interest expense. Interest expense for the six months ended June 30, 2017 and 2016 was $23.1 million and $18.1 million, respectively. The increase of $5.0 million was primarily due to interest payable under our credit facility, the promissory note issued in connection with the Century-National acquisition and debt assumed from our recent acquisitions.

Provision for income taxes. Income tax expense decreased by $13.3 million from $32.6 million for the six months ended June 30, 2016, reflecting an effective tax rate of 24.5%, to $19.3 million for the six months ended June 30, 2017, reflecting an effective tax rate of 26.9%. The reduction in consolidated tax expense was driven by a reduction in pre-tax income from 2016 to 2017. The increase in the effective tax rate was primarily driven by a decrease in the utilization of our statutory equalization reserves in 2017.

P&C Segment - Results of Operations for the Three Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$904,578	$99,157	$(800)	$1,002,935	$671,157	$77,170	$(711)	$747,616
Ceded premiums	(82,070)	(47,914)	800	(129,184)	(63,215)	(38,040)	711	(100,544)
Net premium written	$822,508	$51,243	$—	$873,751	$607,942	$39,130	$—	$647,072
Change in unearned premium	(17,865)	(8,987)	—	(26,852)	(32,940)	(3,102)	—	(36,042)
Net earned premium	$804,643	$42,256	$—	$846,899	$575,002	$36,028	$—	$611,030
Ceding commission income (loss)	3,128	18,109	—	21,237	(3,564)	14,909	—	11,345
Service and fee income	94,519	1,494	(13,880)	82,133	60,773	1,195	(10,807)	51,161
Total underwriting revenues	$902,290	$61,859	$(13,880)	$950,269	$632,211	$52,132	$(10,807)	$673,536
Underwriting expenses:
Loss and loss adjustment expense	591,844	33,820	—	625,664	375,893	17,736	—	393,629
Acquisition costs and other underwriting expenses	126,496	15,540	—	142,036	81,291	493	(6)	81,778
General and administrative expenses	168,023	18,509	(13,880)	172,652	147,113	25,261	(10,801)	161,573
Total underwriting expenses	$886,363	$67,869	$(13,880)	$940,352	$604,297	$43,490	$(10,807)	$636,980
Underwriting income (loss)	$15,927	$(6,010)	$—	$9,917	$27,914	$8,642	$—	$36,556
Net loss ratio	73.6%	80.0%		73.9%	65.4%	49.2%		64.4%
Net operating expense ratio (non-GAAP)	24.5%	34.2%		25.0%	29.8%	26.8%		29.6%
Net combined ratio (non-GAAP)	98.1%	114.2%		98.9%	95.2%	76.0%		94.0%

	Three Months Ended June 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$886,363	$67,869	$(13,880)	$940,352	$604,297	$43,490	$(10,807)	$636,980
Less: Loss and loss adjustment expense	591,844	33,820	—	625,664	375,893	17,736	—	393,629
Less: Ceding commission income (loss)	3,128	18,109	—	21,237	(3,564)	14,909	—	11,345
Less: Service and fee income	94,519	1,494	(13,880)	82,133	60,773	1,195	(10,807)	51,161
Net operating expense	$196,872	$14,446	$—	$211,318	$171,195	$9,650	$—	$180,845
Net earned premium	$804,643	$42,256	$—	$846,899	$575,002	$36,028	$—	$611,030
Net operating expense ratio (non-GAAP)	24.5%	34.2%		25.0%	29.8%	26.8%		29.6%

P&C Segment - Results of Operations for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,886,277	$181,373	$(1,601)	$2,066,049	$1,332,494	$77,170	$(711)	$1,408,953
Ceded premiums	(159,845)	(88,429)	1,601	(246,673)	(123,778)	(38,040)	711	(161,107)
Net premium written	$1,726,432	$92,944	$—	$1,819,376	$1,208,716	$39,130	$—	$1,247,846
Change in unearned premium	(169,576)	(11,656)	—	(181,232)	(79,666)	(3,102)	—	(82,768)
Net earned premium	$1,556,856	$81,288	$—	$1,638,144	$1,129,050	$36,028	$—	$1,165,078
Ceding commission income (loss)	5,588	35,356	—	40,944	(5,828)	14,909	—	9,081
Service and fee income	198,109	3,574	(25,881)	175,802	124,261	1,195	(10,807)	114,649
Total underwriting revenues	$1,760,553	$120,218	$(25,881)	$1,854,890	$1,247,483	$52,132	$(10,807)	$1,288,808
Underwriting expenses:
Loss and loss adjustment expense	1,113,178	61,920	—	1,175,098	708,552	17,736	—	726,288
Acquisition costs and other underwriting expenses	256,127	29,720	—	285,847	172,950	493	(6)	173,437
General and administrative expenses	364,893	43,612	(25,881)	382,624	291,807	25,261	(10,801)	306,267
Total underwriting expenses	$1,734,198	$135,252	$(25,881)	$1,843,569	$1,173,309	$43,490	$(10,807)	$1,205,992
Underwriting income (loss)	$26,355	$(15,034)	$—	$11,321	$74,174	$8,642	$—	$82,816
Net loss ratio	71.5%	76.2%		71.7%	62.8%	49.2%		62.3%
Net operating expense ratio (non-GAAP)	26.8%	42.3%		27.6%	30.7%	26.8%		30.6%
Net combined ratio (non-GAAP)	98.3%	118.5%		99.3%	93.5%	76.0%		92.9%

	Six Months Ended June 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$1,734,198	$135,252	$(25,881)	$1,843,569	$1,173,309	$43,490	$(10,807)	$1,205,992
Less: Loss and loss adjustment expense	1,113,178	61,920	—	1,175,098	708,552	17,736	—	726,288
Less: Ceding commission income (loss)	5,588	35,356	—	40,944	(5,828)	14,909	—	9,081
Less: Service and fee income	198,109	3,574	(25,881)	175,802	124,261	1,195	(10,807)	114,649
Net operating expense	$417,323	$34,402	$—	$451,725	$346,324	$9,650	$—	$355,974
Net earned premium	$1,556,856	$81,288	$—	$1,638,144	$1,129,050	$36,028	$—	$1,165,078
Net operating expense ratio (non-GAAP)	26.8%	42.3%		27.6%	30.7%	26.8%		30.6%

P&C Segment Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $255.3 million, or 34.2%, from $747.6 million for the three months ended June 30, 2016 to $1,002.9 million for the three months ended June 30, 2017, as a result of the acquisitions of Direct General ($79.8 million), SPCIC ($12.3 million) and Century-National ($35.8 million), from organic growth ($123.2 million) and the Reciprocal Exchanges ($22.0 million), partially offset by a decline in lender-placed premiums ($17.8 million).

Net premium written. Net premium written increased by $226.7 million, or 35.0%, from $647.1 million for the three months ended June 30, 2016 to $873.8 million for the three months ended June 30, 2017, as a result of the acquisitions of Direct General ($77.9 million), SPCIC ($12.2 million) and Century-National ($31.1 million), from organic growth ($112.2 million) and the Reciprocal Exchanges ($12.1 million), partially offset by a decline in lender-placed premiums ($18.9 million).

Net earned premium. Net earned premium increased by $235.9 million, or 38.6%, from $611.0 million for the three months ended June 30, 2016 to $846.9 million for the three months ended June 30, 2017, attributable to the acquisitions of Direct General

($111.8 million), SPCIC ($12.0 million) and Century-National ($40.3 million), from organic growth ($94.8 million) and the Reciprocal Exchanges ($6.2 million), partially offset by a decline in lender-placed premiums ($29.3 million).

Ceding commission income (loss). Ceding commission income increased by $9.9 million from $11.3 million for the three months ended June 30, 2016 to $21.2 million for the three months ended June 30, 2017.

Service and fee income. Service and fee income increased by $31.0 million, or 60.5%, from $51.2 million for the three months ended June 30, 2016 to $82.1 million for the three months ended June 30, 2017, primarily resulting from the acquisition of Direct General ($24.4 million).

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $232.0 million, or 58.9%, from $393.6 million for the three months ended June 30, 2016 to $625.7 million for the three months ended June 30, 2017, reflecting the acquisitions of Direct General ($76.9 million), SPCIC ($14.8 million) and Century-National ($12.0 million), increased premiums from organic growth ($117.7 million), higher catastrophe losses in 2017 compared to 2016, primarily due to unusual precipitation and hail storms, and the Reciprocal Exchanges ($16.1 million).

Our P&C net loss ratio, which includes the Reciprocal Exchanges, increased from 64.4% for the three months ended June 30, 2016 to 73.9% for the three months ended June 30, 2017, primarily due to the prospective reclassification of claims handling costs, higher catastrophe losses in 2017, a decline in lender-placed premiums and higher catastrophe losses in the Reciprocal Exchanges in 2017. Excluding the Reciprocal Exchanges, the net loss ratio was 73.6% and 65.4% for the three months ended June 30, 2017 and 2016, respectively. The Reciprocal Exchanges’ net loss ratio was 80.0% and 49.2% for the three months ended June 30, 2017 and 2016, respectively, with the 2017 increase primarily due to higher catastrophe losses. Loss and loss adjustment expense and net loss ratio for the three months ended June 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the three months ended June 30, 2016 were recorded within general and administrative expenses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $60.3 million, or 73.7%, from $81.8 million for the three months ended June 30, 2016 to $142.0 million for the three months ended June 30, 2017, primarily as a result of the acquisitions of Direct General ($11.5 million) and Century-National ($11.8 million), from organic growth ($20.1 million) and the Reciprocal Exchanges ($15.1 million).

General and administrative expenses. General and administrative expenses increased by $11.1 million, or 6.9%, from $161.6 million for the three months ended June 30, 2016 to $172.7 million for the three months ended June 30, 2017, primarily as a result of the acquisition of Direct General ($43.8 million), partially offset by a decrease from organic growth ($18.4 million), the Reciprocal Exchanges ($9.8 million), and a decrease in transition related expenses in the lender-placed business ($8.1 million). General and administrative expenses for the three months ended June 30, 2016 include $30.0 million ($3.9 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the three months ended June 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $30.5 million, or 16.9%, from $180.8 million for the three months ended June 30, 2016 to $211.3 million for the three months ended June 30, 2017, primarily as a result of our 2016 acquisitions and organic growth, partially offset by the prospective reclassification of claims handling costs and a reduction in transition related expenses in the lender-placed business. Our P&C net operating expense ratio decreased from 29.6% for the three months ended June 30, 2016 to 25.0% for the three months ended June 30, 2017.

Underwriting income (loss); net combined ratio (non-GAAP). Underwriting income decreased by $26.6 million from $36.6 million for the three months ended June 30, 2016 to $9.9 million for the three months ended June 30, 2017, primarily due to higher catastrophe losses. Our P&C net combined ratio increased from 94.0% for the three months ended June 30, 2016 to 98.9% for the three months ended June 30, 2017, with a higher net loss ratio in 2017.

P&C Segment Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $657.1 million, or 46.6%, from $1,409.0 million for the six months ended June 30, 2016 to $2,066.0 million for the six months ended June 30, 2017, as a result of the acquisitions of Direct General ($240.8 million), SPCIC ($23.3 million) and Century-National ($96.3 million), from organic growth ($246.1 million) and the consolidation of the Reciprocal Exchanges ($104.2 million), partially offset by a decline in lender-placed premiums ($53.5 million).

Net premium written. Net premium written increased by $571.5 million, or 45.8%, from $1,247.8 million for the six months ended June 30, 2016 to $1,819.4 million for the six months ended June 30, 2017, as a result of the acquisitions of Direct General ($238.8 million), SPCIC ($23.1 million) and Century-National ($83.9 million), from organic growth ($229.9 million) and the consolidation of the Reciprocal Exchanges ($53.8 million), partially offset by a decline in lender-placed premiums ($58.0 million).

Net earned premium. Net earned premium increased by $473.1 million, or 40.6%, from $1,165.1 million for the six months ended June 30, 2016 to $1,638.1 million for the six months ended June 30, 2017, attributable to the acquisitions of Direct General ($216.0 million), SPCIC ($24.0 million) and Century-National ($91.6 million), from organic growth ($164.6 million) and the consolidation of the Reciprocal Exchanges ($45.3 million), partially offset by a decline in lender-placed premiums ($68.4 million).

Ceding commission income (loss). Ceding commission income increased by $31.9 million from $9.1 million for the six months ended June 30, 2016 to $40.9 million for the six months ended June 30, 2017, primarily driven by an increase from the consolidation of the Reciprocal Exchanges ($20.4 million).

Service and fee income. Service and fee income increased by $61.2 million, or 53.3%, from $114.6 million for the six months ended June 30, 2016 to $175.8 million for the six months ended June 30, 2017, primarily resulting from the acquisition of Direct General ($56.7 million).

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $448.8 million, or 61.8%, from $726.3 million for the six months ended June 30, 2016 to $1,175.1 million for the six months ended June 30, 2017, reflecting the acquisitions of Direct General ($147.8 million), SPCIC ($24.3 million) and Century-National ($39.3 million), increased premiums from organic growth ($188.8 million), higher catastrophe losses in 2017 compared to 2016, primarily due to unusual precipitation and hail storms, and from the consolidation of the Reciprocal Exchanges ($44.2 million).

Our P&C net loss ratio, which includes the Reciprocal Exchanges, increased from 62.3% for the six months ended June 30, 2016 to 71.7% for the six months ended June 30, 2017, primarily due to the prospective reclassification of claims handling costs, higher catastrophe losses in 2017, a decline in lender-placed premiums and higher catastrophe losses in the Reciprocal Exchanges in 2017. Excluding the Reciprocal Exchanges, the net loss ratio was 71.5% and 62.8% for the six months ended June 30, 2017 and 2016, respectively. The Reciprocal Exchanges’ net loss ratio was 76.2% and 49.2% for the six months ended June 30, 2017 and 2016, respectively, with the 2017 increase primarily due to higher catastrophe losses. Loss and loss adjustment expense and net loss ratio for the six months ended June 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the six months ended June 30, 2016 were recorded within general and administrative expenses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $112.4 million, or 64.8%, from $173.4 million for the six months ended June 30, 2016 to $285.8 million for the six months ended June 30, 2017, primarily as a result of the acquisitions of Direct General ($23.0 million) and Century-National ($24.1 million), from organic growth ($33.4 million) and the consolidation of the Reciprocal Exchanges ($29.2 million).

General and administrative expenses. General and administrative expenses increased by $76.4 million, or 24.9%, from $306.3 million for the six months ended June 30, 2016 to $382.6 million for the six months ended June 30, 2017, primarily as a result of the acquisitions of Direct General ($98.1 million), SPCIC ($8.2 million) and Century-National ($8.9 million), partially offset by a decrease from organic growth ($28.7 million) and a decrease in transition related expenses in the lender-placed business ($13.4 million). General and administrative expenses for the three months ended June 30, 2016 include $30.0 million ($3.9 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the three months ended June 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $95.8 million, or 26.9%, from $356.0 million for the six months ended June 30, 2016 to $451.7 million for the six months ended June 30, 2017, primarily as a result of our 2016 acquisitions, organic growth and the consolidation of the Reciprocal Exchanges, partially offset by the prospective reclassification of claims handling costs and a reduction in transition related expenses in the lender-placed business. Our P&C net operating expense ratio decreased from 30.6% for the six months ended June 30, 2016 to 27.6% for the six months ended June 30, 2017.

Underwriting income (loss); net combined ratio (non-GAAP). Underwriting income decreased by $71.5 million from $82.8 million for the six months ended June 30, 2016 to $11.3 million for the six months ended June 30, 2017, primarily due to higher catastrophe losses. Our P&C net combined ratio increased from 92.9% for the six months ended June 30, 2016 to 99.3% for the six months ended June 30, 2017, with a higher net loss ratio in 2017.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Gross premium written	$130,974	$102,891	$322,929	$257,748
Ceded premiums	(12,725)	(12,514)	(23,566)	(23,558)
Net premium written	$118,249	$90,377	$299,363	$234,190
Change in unearned premium	16,603	11,533	(35,585)	(31,408)
Net earned premium	$134,852	$101,910	$263,778	$202,782
Ceding commission income	271	359	558	728
Service and fee income	43,043	38,856	75,316	72,312
Total underwriting revenues	$178,166	$141,125	$339,652	$275,822
Underwriting expenses:
Loss and loss adjustment expense	84,743	78,729	151,634	155,120
Acquisition costs and other underwriting expenses	46,759	27,096	78,249	48,336
General and administrative expenses	38,842	29,547	84,055	61,480
Total underwriting expenses	$170,344	$135,372	$313,938	$264,936
Underwriting income	$7,822	$5,753	$25,714	$10,886
Net loss ratio	62.8%	77.3%	57.5%	76.5%
Net operating expense ratio (non-GAAP)	31.4%	17.1%	32.8%	18.1%
Net combined ratio (non-GAAP)	94.2%	94.4%	90.3%	94.6%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2017	2016	2017	2016
	(amounts in thousands)
Total underwriting expenses	$170,344	$135,372	$313,938	$264,936
Less: Loss and loss adjustment expense	84,743	78,729	151,634	155,120
Less: Ceding commission income	271	359	558	728
Less: Service and fee income	43,043	38,856	75,316	72,312
Net operating expense	$42,287	$17,428	$86,430	$36,776
Net earned premium	$134,852	$101,910	$263,778	$202,782
Net operating expense ratio (non-GAAP)	31.4%	17.1%	32.8%	18.1%

A&H Segment Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $28.1 million, or 27.3%, from $102.9 million for the three months ended June 30, 2016 to $131.0 million for the three months ended June 30, 2017, primarily from domestic organic growth ($26.1 million).

Net premium written. Net premium written increased by $27.9 million, or 30.8%, from $90.4 million for the three months ended June 30, 2016 to $118.2 million for the three months ended June 30, 2017, primarily from domestic organic growth ($25.9 million).

Net earned premium. Net earned premium increased by $32.9 million, or 32.3%, from $101.9 million for the three months ended June 30, 2016 to $134.9 million for the three months ended June 30, 2017, primarily from domestic organic growth ($25.8 million).

Service and fee income. Service and fee income increased by $4.2 million from $38.9 million for the three months ended June 30, 2016 to $43.0 million for the three months ended June 30, 2017.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $6.0 million, or 7.6%, from $78.7 million for the three months ended June 30, 2016 to $84.7 million for the three months ended June 30, 2017, primarily as a result of higher loss experience in our international business. Our A&H net loss ratio decreased from 77.3% for the three months ended June 30, 2016 to 62.8% for the three months ended June 30, 2017. The net loss ratio decrease in the three months ended June 30, 2017, was a result of higher premiums with lower loss experience due to a change in product mix primarily in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $19.7 million, or 72.6%, from $27.1 million for the three months ended June 30, 2016 to $46.8 million for the three months ended June 30, 2017, primarily from domestic organic growth ($18.1 million).

General and administrative expenses. General and administrative expenses increased by $9.3 million, or 31.5%, from $29.5 million for the three months ended June 30, 2016 to $38.8 million for the three months ended June 30, 2017, primarily from domestic organic growth ($5.4 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $24.9 million, or 142.6%, from $17.4 million for the three months ended June 30, 2016 to $42.3 million for the three months ended June 30, 2017. Our A&H net operating expense ratio increased from 17.1% for the three months ended June 30, 2016 to 31.4% for the three months ended June 30, 2017. The increases in net operating expense and net operating expense ratio were primarily from domestic organic growth, where the expense growth exceeded the premium growth.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $2.1 million from $5.8 million for the three months ended June 30, 2016 to $7.8 million for the three months ended June 30, 2017. Our A&H net combined ratio decreased from 94.4% for the three months ended June 30, 2016 to 94.2% for the three months ended June 30, 2017.

A&H Segment Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $65.2 million, or 25.3%, from $257.7 million for the six months ended June 30, 2016 to $322.9 million for the six months ended June 30, 2017, as a result of the acquisition of Direct General ($7.2 million) and organic growth, both domestic ($48.4 million) and international ($9.5 million).

Net premium written. Net premium written increased by $65.2 million, or 27.8%, from $234.2 million for the six months ended June 30, 2016 to $299.4 million for the six months ended June 30, 2017, as a result of the acquisition of Direct General ($7.2 million) and organic growth, both domestic ($48.4 million) and international ($9.5 million).

Net earned premium. Net earned premium increased by $61.0 million, or 30.1%, from $202.8 million for the six months ended June 30, 2016 to $263.8 million for the six months ended June 30, 2017, primarily as a result of the acquisition of Direct General ($6.9 million) and organic growth, both domestic ($48.2 million) and international ($5.9 million).

Service and fee income. Service and fee income increased by $3.0 million from $72.3 million for the six months ended June 30, 2016 to $75.3 million for the six months ended June 30, 2017.

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $3.5 million, or 2.2%, from $155.1 million for the six months ended June 30, 2016 to $151.6 million for the six months ended June 30, 2017, primarily as a result of lower loss experience in our domestic business. Our A&H net loss ratio decreased from 76.5% for the six months ended June 30, 2016 to 57.5% for the six months ended June 30, 2017. The net loss ratio decrease in the six months ended June 30, 2017, was a result of higher premiums with lower loss experience due to a change in product mix primarily in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $29.9 million, or 61.9%, from $48.3 million for the six months ended June 30, 2016 to $78.2 million for the six months ended June 30, 2017, primarily from organic growth, both domestic and international ($28.2 million).

General and administrative expenses. General and administrative expenses increased by $22.6 million, or 36.7%, from $61.5 million for the six months ended June 30, 2016 to $84.1 million for the six months ended June 30, 2017, primarily from organic growth, both domestic and international ($15.7 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $49.7 million, or 135.0%, from $36.8 million for the six months ended June 30, 2016 to $86.4 million for the six months ended June 30, 2017. Our A&H net operating expense ratio increased from 18.1% for the six months ended June 30, 2016 to 32.8% for the six months ended June 30, 2017. The increases in net operating expense and net operating expense ratio were primarily from organic growth, both domestic and international, where the expense growth exceeded the premium growth.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $10.9 million for the six months ended June 30, 2016 to $25.7 million for the six months ended June 30, 2017. Our A&H net combined ratio decreased from 94.6% for the six months ended June 30, 2016 to 90.3% for the six months ended June 30, 2017.

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

The average yield on our investment portfolio was 3.0% and 3.2% for the six months ended June 30, 2017 and 2016, respectively; and the average duration of the portfolio was 4.15 and 5.04 years as of June 30, 2017 and 2016, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Investment in Entities Holding Life Settlement Contracts

We have a 50% ownership interest in two entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with AmTrust Financial Services, Inc. owning the remaining 50%. The LSC Entities used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy.

Our equity interest in the LSC Entities as of June 30, 2017 and December 31, 2016, was $210.7 million and $186.0 million, respectively. For the three and six months ended June 30, 2017, we recorded equity in earnings (losses) from the LSC Entities of $(0.2) million and $3.7 million, respectively, and made cash contributions of $11.0 million and $21.0 million, respectively. For the three and six months ended June 30, 2016, we recorded equity in earnings from the LSC Entities of $5.7 million and $10.5 million, respectively, and made cash contributions of $5.5 million and $5.5 million, respectively. See Note 4, “Investments - LSC Entities” for additional information on our investments in LSC Entities in the notes to our condensed consolidated financial statements.

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $145.0 million outstanding as of June 30, 2017. In the second quarter of 2017, we drew down an additional $95.0 million on the revolving credit line and we also prepaid the initial installment on the Century-National Promissory Note, with accrued interest. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $360.8 million and $397.1 million as of June 30, 2017 and December 31, 2016, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2017 and 2016, there were $295.1 million and $0.0 million, respectively, dividends or return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp. (“NGHC”).

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1,231.6 million and $826.1 million in the six months ended June 30, 2017 and 2016, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.2 billion at June 30, 2017 and $4.0 billion at December 31, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(amounts in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$199,349	$155,133	$44,216	28.5%
Investing activities	(192,679)	(269,768)	77,089	(28.6)%
Financing activities	(14,594)	105,306	(119,900)	(113.9)%
Effect of exchange rate changes on cash and cash equivalents	2,920	(1,254)	4,174	(332.9)%
Net decrease in cash, cash equivalents and restricted cash	$(5,004)	$(10,583)	$5,579	(52.7)%

Comparison of the Six Months Ended June 30, 2017 and 2016

Net cash provided by operating activities was $199.3 million for the six months ended June 30, 2017, compared to $155.1 million provided by operating activities for the same period in 2016. For the six months ended June 30, 2017, net cash provided by operating activities increased by $44.2 million. The increase in cash provided from operations resulted primarily from an increase in accounts payable in 2017 compared to a decrease in the same period of 2016.

Net cash used in investing activities was $192.7 million for the six months ended June 30, 2017, compared to $269.8 million net cash used in investing activities for the same period in 2016. For the six months ended June 30, 2017, net cash used in investing activities decreased by $77.1 million, due to an increase of $737.4 million in proceeds received from sale of investments, a decrease of $93.9 million in cash used for acquisitions, and $5.7 million decrease in cash used for the acquisition of non-controlling interest, partially offset by an increase of $745.8 million in cash used in purchases of investments and an increase of $14.2 million in cash used in purchases of premises and equipment.

Net cash used in financing activities was $14.6 million for the six months ended June 30, 2017, compared to $105.3 million net cash provided by financing activities for the same period in 2016. For the six months ended June 30, 2017, net cash provided by financing activities decreased by $119.9 million, due to a decrease of $67.0 million in proceeds from securities sold under agreements to repurchase, a decrease of $41.3 million in proceeds received from debt, net of repayments, an increase of $9.7 million in payments of dividends and a decrease of $1.9 million in cash received for stock options exercised.

Condensed Consolidating Balance Sheet Information as of June 30, 2017 and December 31, 2016

	June 30, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,924,583	$306,614	$—	$3,231,197
Equity securities, available-for-sale, at fair value	7,638	—	—	7,638
Fixed maturities, trading, at fair value	23,093	—	—	23,093
Equity securities, trading, at fair value	37,967	—	—	37,967
Short-term investments	31,255	82,403	—	113,658
Other investments	582,187	—	(89,081)	493,106
Total investments	3,606,723	389,017	(89,081)	3,906,659
Cash and cash equivalents	237,815	4,023	—	241,838
Restricted cash and cash equivalents	37,956	1,102	—	39,058
Accrued investment income	37,551	1,724	(10,969)	28,306
Premiums and other receivables, net	1,284,584	48,911	(801)	1,332,694
Deferred acquisition costs	218,235	36,678	—	254,913
Reinsurance recoverable	900,456	68,625	—	969,081
Prepaid reinsurance premiums	105,370	77,577	—	182,947
Deferred tax asset	64,302	(14,841)	—	49,461
Premises and equipment, net	123,623	5,652	—	129,275
Intangible assets, net	406,880	3,775	—	410,655
Goodwill	189,587	—	—	189,587
Prepaid and other assets	52,563	95	—	52,658
Total assets	$7,265,645	$622,338	$(100,851)	$7,787,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,220,251	$139,905	$—	$2,360,156
Unearned premiums	1,698,598	182,874	—	1,881,472
Unearned service contract and other revenue	31,370	—	—	31,370
Reinsurance payable	101,510	27,317	(801)	128,026
Accounts payable and accrued expenses	397,164	81,855	(10,969)	468,050
Debt	754,736	89,081	(89,081)	754,736
Other liabilities	122,115	78,239	—	200,354
Total liabilities	5,325,744	599,271	(100,851)	5,824,164
Stockholders’ equity:
Common stock	1,066	—	—	1,066
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	920,310	—	—	920,310
Accumulated other comprehensive income	32,876	—	—	32,876
Retained earnings	565,649	—	—	565,649
Total National General Holdings Corp. Stockholders’ Equity	1,939,901	—	—	1,939,901
Non-controlling interest	—	23,067	—	23,067
Total stockholders’ equity	1,939,901	23,067	—	1,962,968
Total liabilities and stockholders’ equity	$7,265,645	$622,338	$(100,851)	$7,787,132

	December 31, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,755,454	$306,345	$—	$3,061,799
Equity securities, available-for-sale, at fair value	29,578	—	—	29,578
Fixed maturities, trading, at fair value	38,677	—	—	38,677
Equity securities, trading, at fair value	30,133	—	—	30,133
Short-term investments	15,674	—	—	15,674
Other investments	586,596	—	(89,008)	497,588
Total investments	3,456,112	306,345	(89,008)	3,673,449
Cash and cash equivalents	212,894	7,405	—	220,299
Restricted cash and cash equivalents	64,632	969	—	65,601
Accrued investment income	32,210	2,957	(6,398)	28,769
Premiums and other receivables, net	1,044,272	47,198	(801)	1,090,669
Deferred acquisition costs	189,879	31,043	—	220,922
Reinsurance recoverable	892,264	55,972	—	948,236
Prepaid reinsurance premiums	87,285	69,685	—	156,970
Deferred tax asset	65,302	(19,095)	—	46,207
Premises and equipment, net	110,387	4,117	—	114,504
Intangible assets, net	456,695	11,025	—	467,720
Goodwill	155,290	—	—	155,290
Prepaid and other assets	71,984	88	(15,727)	56,345
Total assets	$6,839,206	$517,709	$(111,934)	$7,244,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,127,997	$137,075	$—	$2,265,072
Unearned premiums	1,472,299	163,326	—	1,635,625
Unearned service contract and other revenue	30,263	—	—	30,263
Reinsurance payable	78,949	20,662	(801)	98,810
Accounts payable and accrued expenses	330,210	13,179	(6,398)	336,991
Debt	752,001	89,008	(89,008)	752,001
Other liabilities	153,658	62,784	(15,727)	200,715
Total liabilities	4,945,377	486,034	(111,934)	5,319,477
Stockholders’ equity:
Common stock	1,064	—	—	1,064
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	914,706	—	—	914,706
Accumulated other comprehensive income	12,710	—	—	12,710
Retained earnings	545,106	—	—	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,893,586	—	—	1,893,586
Non-controlling interest	243	31,675	—	31,918
Total stockholders’ equity	1,893,829	31,675	—	1,925,504
Total liabilities and stockholders’ equity	$6,839,206	$517,709	$(111,934)	$7,244,981

Other Material Changes in Financial Position

	June 30, 2017	December 31, 2016
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,332,694	$1,090,669

Selected Liabilities:
Unearned premiums	$1,881,472	$1,635,625
Accounts payable and accrued expenses	$468,050	$336,991

During the six months ended June 30, 2017, premiums and other receivables, net increased $242.0 million compared to December 31, 2016, primarily due to the acquisitions of Direct General ($32.2 million) and Century-National ($27.7 million), and from organic growth in our P&C ($136.8 million) and A&H ($42.3 million) segments.

During the six months ended June 30, 2017, unearned premiums increased $245.8 million compared to December 31, 2016, primarily due to the acquisition of Direct General ($24.9 million), from organic growth in our P&C ($168.9 million) and A&H ($38.3 million) segments. Accounts payable and accrued expenses increased $131.1 million, primarily due to accrued interest and other payables related to investments.

Reinsurance

Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurers. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time we enter into our reinsurance agreements. We also enter into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

Our largest reinsurance recoverables are from the Michigan Catastrophic Claims Association of approximately $670.0 million and $672.0 million, and with the North Carolina Reinsurance Facility of approximately $134.0 million and $130.0 million, as of June 30, 2017 and December 31, 2016, respectively. We believe that we have no significant exposure to uncollectible reinsurance balances from these entities because they are supported by assessments permitted by statute, and there have been no significant uncollectible balances.

On May 1, 2017, our new reinsurance property catastrophe excess of loss program went into effect protecting us against catastrophic events and other large losses. The property catastrophe program provides a total of $575.0 million in coverage in excess of a $70.0 million retention, with one reinstatement. Effective July 1, 2017, the casualty program provides $45.0 million in coverage in excess of a $5.0 million retention. We pay a premium as consideration for ceding the risk.

On July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $375.0 million in coverage in excess of a $20.0 million retention, with one reinstatement.

Effective July 1, 2017, we entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering our auto lines of business, under which we cede 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, we receive a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5.0 million per risk or $70.0 million per event. The cession may be increased, under certain conditions, up to a maximum cession of 20.0%.

Effective July 1, 2017, we entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering our homeowners line of business, under which we cede 29.6% of net liability under homeowners policies, including lender-placed property policies, in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to unaffiliated third-party reinsurance providers. Under the HO Quota Share Agreement, we receive a 42.5% ceding commission on premiums ceded to the reinsurers during the term of the HO Quota Share Agreement. The liability of the reinsurers is capped at $5.0 million per risk or $70.0 million per event.

For a more detailed description of our reinsurance arrangements, see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2016.

Debt

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three and six months ended June 30, 2017, was $1.9 million and $3.8 million, respectively. Interest expense on the 7.625% Notes for the three and six months ended June 30, 2016, was $1.9 million and $3.8 million, respectively. For more information on the 7.625% Notes including ranking and restrictive covenants, see Note 11, “Debt” in the notes to our condensed consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three and six months ended June 30, 2017, was $5.9 million and $11.7 million, respectively. Interest expense on the 6.75% Notes for the three and six months ended June 30, 2016, was $5.9 million and $11.7 million, respectively. For more information on the 6.75% Notes including ranking and restrictive covenants, see Note 11, “Debt” in the notes to our condensed consolidated financial statements.

Revolving Credit Agreement

On January 25, 2016, we entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $225.0 million base revolving credit facility with a letter of credit sublimit of $112.5 million and an expansion feature not to exceed $50.0 million. As of June 30, 2017, the Credit Agreement had been expanded to $245.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of June 30, 2017).

As June 30, 2017, there was $145.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of June 30, 2017 was 3.46%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three and six months ended June 30, 2017 was $1.1 million and $1.5 million, respectively. Interest expense on the Credit Agreement for both the three and six months ended June 30, 2016 was $0.1 million. We were in compliance with all of the covenants under the Credit Agreement as of June 30, 2017.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of our acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, we issued a promissory note (“Century-National Promissory Note”) in the amount of $172.8 million to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $86.4 million on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under our Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. In April 2017, we prepaid the first installment on the Century-National Promissory Note, in the amount of $93.2 million, including accrued but unpaid interest of $6.8 million. Interest expense on the Century-National Promissory Note for the three and six months ended June 30, 2017 was $0.9 million and $2.9 million, respectively. Interest expense on the Century-National Promissory Note for both the three and six months ended June 30, 2016 was $0.6 million.

For more information about our indebtedness see Note 11, “Debt” in the notes to our condensed consolidated financial statements.

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

Interest Rate Risk. We had fixed maturities and preferred stock with a fair value of $3.3 billion as of June 30, 2017 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of June 30, 2017 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our fixed maturities (and excluding $2.2 million of preferred stock), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of June 30, 2017.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$2,938,624	$(315,666)	(10.5)%
100 basis point increase	3,085,067	(169,223)	(5.6)
No change	3,254,290	—	—
100 basis point decrease	3,397,479	143,189	4.7
200 basis point decrease	3,560,193	305,903	10.1

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $762.6 million principal amount of debt instruments of which $536.4 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of June 30, 2017 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
August 7, 2017
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer, President and Director(Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)