Form 10-Q
period 2017-09-30
National General Holdings Corp.
filed 2017-11-08
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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

As of November 6, 2017, the number of common shares of the registrant outstanding was 106,670,768.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost - $2,906,506 and $2,739,045)	$2,928,119	$2,755,454
Equity securities, available-for-sale, at fair value (cost - $29,074 and $22,854)	30,318	29,578
Fixed maturities, trading, at fair value	33,174	38,677
Equity securities, trading, at fair value	39,001	30,133
Other investments (Related parties - $352,330 and $390,688)	460,543	513,262
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost - $316,870 and $301,017)	319,743	306,345
Short-term investments	26,886	—
Total investments	3,837,784	3,673,449
Cash and cash equivalents (Exchanges - $4,091 and $7,405)	330,728	220,299
Restricted cash and cash equivalents (Exchanges - $1,172 and $969)	88,127	65,601
Accrued investment income (Related parties - $1,167 and $1,298) (Exchanges - $2,490 and $2,957)	22,624	28,769
Premiums and other receivables, net (Exchanges - $47,946 and $47,198)	1,340,836	1,090,669
Deferred acquisition costs (Exchanges - $38,936 and $31,043)	227,720	220,922
Reinsurance recoverable (Related parties - $20,174 and $37,046) (Exchanges - $87,646 and $55,972)	1,139,880	948,236
Prepaid reinsurance premiums (Exchanges - $89,893 and $69,685)	485,028	156,970
Deferred tax asset (Exchanges - $(15,018) and $(19,095))	54,577	46,207
Premises and equipment, net (Exchanges - $5,341 and $4,117)	319,636	114,504
Intangible assets, net (Exchanges - $3,730 and $11,025)	394,036	467,720
Goodwill	190,713	155,290
Prepaid and other assets (Exchanges - $55 and $88)	41,752	56,345
Total assets	$8,473,441	$7,244,981

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	September 30,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $139,818 and $137,075)	$2,566,437	$2,265,072
Unearned premiums and other revenue (Exchanges - $196,745 and $163,326)	1,969,296	1,665,888
Reinsurance payable (Related parties - $18,180 and $33,419) (Exchanges - $42,832 and $19,861)	331,454	98,810
Accounts payable and accrued expenses (Related parties - $179,118 and $29,271) (Exchanges - $26,619 and $6,781)	612,338	336,991
Debt	754,922	752,001
Other liabilities (Exchanges - $78,476 and $47,057)	256,531	200,715
Total liabilities	6,490,978	5,319,477

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,670,768 shares - 2017; authorized 150,000,000 shares, issued and outstanding 106,428,092 shares - 2016.	1,067	1,064
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2016. Aggregate liquidation preference $420,000 - 2017, $420,000 - 2016.	420,000	420,000
Additional paid-in capital	919,477	914,706
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(5,597)	(2,320)
Unrealized gains on investments, net of tax	14,856	15,030
Total accumulated other comprehensive income	9,259	12,710
Retained earnings	607,555	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,957,358	1,893,586
Non-controlling interest (Exchanges - $25,105 and $31,675)	25,105	31,918
Total stockholders’ equity	1,982,463	1,925,504
Total liabilities and stockholders’ equity	$8,473,441	$7,244,981

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net earned premium	$864,301	$769,850	$2,766,223	$2,137,710
Ceding commission income	50,102	14,597	91,604	24,406
Service and fee income	122,526	95,662	373,644	282,623
Net investment income	27,147	27,676	82,983	76,874
Net gain (loss) on investments:
Other-than-temporary impairment loss	—	(22,102)	(25)	(22,102)
Other net realized gain on investments	47,605	11,093	45,943	19,406
Total net gain (loss) on investments	47,605	(11,009)	45,918	(2,696)
Other income (expense)	(3,901)	—	(198)	—
Total revenues	1,107,780	896,776	3,360,174	2,518,917
Expenses:
Loss and loss adjustment expense	651,218	509,853	1,977,950	1,391,261
Acquisition costs and other underwriting expenses	163,585	140,740	527,681	362,513
General and administrative expenses	214,127	198,737	680,806	566,484
Interest expense	11,495	10,455	34,590	28,535
Total expenses	1,040,425	859,785	3,221,027	2,348,793
Income before provision for income taxes and earnings (losses) of equity method investments	67,355	36,991	139,147	170,124
Provision for income taxes	7,698	8,805	27,028	41,439
Income before earnings (losses) of equity method investments	59,657	28,186	112,119	128,685
Earnings (losses) of equity method investments (Related parties)	(4,297)	2,953	(18,258)	16,991
Net income	55,360	31,139	93,861	145,676
Less: Net (income) loss attributable to non-controlling interest	(1,311)	(3,009)	4,973	(12,249)
Net income attributable to NGHC	54,049	28,130	98,834	133,427
Dividends on preferred stock	(7,875)	(8,208)	(23,625)	(16,458)
Net income attributable to NGHC common stockholders	$46,174	$19,922	$75,209	$116,969

Earnings per common share:
Basic	$0.43	$0.19	$0.71	$1.11
Diluted	$0.43	$0.18	$0.69	$1.08
Dividends declared per common share	$0.04	$0.04	$0.12	$0.10

Weighted average common shares outstanding:
Basic	106,645,601	106,002,337	106,556,662	105,801,817
Diluted	108,520,964	108,423,998	108,690,139	108,053,177

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$55,360	$31,139	$93,861	$145,676
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(1,205)	1,812	(3,277)	1,457
Gross gain on investments, net of tax (three months - $5,414 and $6,413; nine months - $20,670 and $47,459)	10,037	11,910	38,388	88,139
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax (three months - $0 and $7,736; nine months - $9 and $7,736)	—	14,366	16	14,366
Other gain on investments, net of tax (three months - $(17,082) and $(2,190); nine months - $(21,633) and $(4,990))	(31,722)	(4,068)	(40,175)	(9,267)
Other comprehensive income (loss), net of tax	(22,890)	24,020	(5,048)	94,695
Comprehensive income	32,470	55,159	88,813	240,371
Less: Comprehensive (income) loss attributable to non-controlling interest	(2,038)	(4,323)	6,570	(20,100)
Comprehensive income attributable to NGHC	$30,432	$50,836	$95,383	$220,271

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Nine Months Ended September 30, 2017
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$914,706	$12,710	$545,106	$31,918	$1,925,504
Net income (loss)	—	—	—	—	—	—	98,834	(4,973)	93,861
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,277)	—	—	(3,277)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(174)	—	(1,597)	(1,771)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(243)	(243)
Common stock dividends	—	—	—	—	—	—	(12,760)	—	(12,760)
Preferred stock dividends	—	—	—	—	—	—	(23,625)	—	(23,625)
Common stock issued under employee stock plans and exercises of stock options	317,688	3	—	—	1,116	—	—	—	1,119
Shares withheld related to net share settlement	(75,012)	—	—	—	(2,626)	—	—	—	(2,626)
Stock-based compensation	—	—	—	—	6,281	—	—	—	6,281
Balance September 30, 2017	106,670,768	$1,067	2,565,000	$420,000	$919,477	$9,259	$607,555	$25,105	$1,982,463

	Nine Months Ended September 30, 2016
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$(19,414)	$412,044	$22,840	$1,536,640
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	—	133,427	12,249	145,676
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,457	—	—	1,457
Change in unrealized gain on investments, net of tax	—	—	—	—	—	85,387	—	7,851	93,238
Reciprocal Exchanges’ equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	9,575	9,575
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Issuance of preferred stock	—	—	200,000	200,000	(6,482)	—	—	—	193,518
Common stock dividends	—	—	—	—	—	—	(10,595)	—	(10,595)
Preferred stock dividends	—	—	—	—	—	—	(16,458)	—	(16,458)
Common stock issued under employee stock plans and exercises of stock options	577,464	5	—	—	4,203	—	—	—	4,208
Shares withheld related to net share settlement	(43,787)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,471	—	—	—	6,471
Tax benefit from stock-based compensation	—	—	—	—	1,616	—	—	—	1,616
Balance September 30, 2016	106,088,008	$1,061	2,565,000	$420,000	$905,772	$67,430	$518,418	$29,896	$1,942,577

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$93,861	$145,676
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71,199	49,461
Net amortization of premium/discount on fixed maturities and debt, net	93	(394)
Stock-compensation expense	6,281	6,471
Bad debt expense	47,248	22,816
Net (gain) loss on investments	(45,918)	2,696
(Earnings) losses of equity method investments	18,258	(16,991)
Other expense	198	208
Changes in assets and liabilities:
Accrued investment income	4,756	(3,593)
Premiums and other receivables	(286,523)	(121,010)
Deferred acquisition costs	(6,569)	(68,595)
Reinsurance recoverable	(195,149)	(67,317)
Prepaid reinsurance premiums	(328,058)	(15,532)
Prepaid expenses and other assets	16,238	(215)
Unpaid loss and loss adjustment expense reserves	293,880	185,425
Unearned premiums and other revenue	300,336	167,749
Reinsurance payable	233,158	27,665
Accounts payable	(3,619)	(25,830)
Deferred tax asset / liability	(5,642)	(24,504)
Other liabilities	76,203	50,690
Net cash provided by operating activities	290,231	314,876
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,560,177)	(532,387)
Proceeds from sale and maturity of fixed maturities, available-for-sale	1,558,296	421,454
Purchases of equity securities, available-for-sale	(33,989)	(25,176)
Proceeds from sale of equity securities, available-for-sale	20,984	41,225
Purchases of trading investments	(196,926)	(36,519)
Proceeds from sale and maturity of trading investments	192,129	7,412
Purchases of short-term investments	(4,988,664)	(162,980)
Proceeds from sale of short-term investments	4,977,978	17,754
Purchases of other investments	(53,593)	(147,676)
Proceeds from sale and return of other investments	61,024	18,663
Purchases of premises and equipment	(93,504)	(24,341)
Acquisition of consolidated subsidiaries, net of cash	(18,337)	(126,008)
Decrease in cash due to deconsolidation of the Reciprocal Exchanges	—	(8,393)
Increase in cash due to consolidation of the Reciprocal Exchanges	—	2,673
Net cash used in investing activities	(134,779)	(554,299)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	$—	$(52,484)
Proceeds from debt	95,000	50,000
Repayments of debt, return of capital and purchase of non-controlling interests	(86,441)	(150)
Issuance of preferred stock, net (fees $0 and $6,482)	—	193,518
Dividends paid to common shareholders	(12,781)	(9,528)
Dividends paid to preferred shareholders	(23,625)	(12,375)
Taxes paid related to net share settlement of equity awards	(1,707)	(919)
Proceeds from exercise of stock options	1,119	7,271
Net cash (used in) provided by financing activities	(28,435)	175,333
Effect of exchange rate changes on cash and cash equivalents	5,938	(1,813)
Net increase (decrease) in cash, cash equivalents, and restricted cash	132,955	(65,903)
Cash, cash equivalents, and restricted cash at beginning of the period	285,900	282,277
Cash, cash equivalents, and restricted cash at end of the period	$418,855	$216,374

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20,700	$20,846
Cash paid for interest	29,882	18,089
Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$—	$178,894
Unsettled securities purchases and sales	(129,497)	22,059
Decrease in non-controlling interest due to deconsolidation of the Reciprocal Exchanges	—	22,619
Increase in non-controlling interest due to consolidation of the Reciprocal Exchanges	—	9,575
Accrued common stock dividends	4,267	4,245
Accrued preferred stock dividends	7,875	8,208

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

The unaudited condensed consolidated financial statements as of September 30, 2017, and the audited condensed consolidated balance sheet as of December 31, 2016, include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”). From January 1, 2016 to March 31, 2016, the Reciprocal Exchanges did not meet the criteria for consolidation under GAAP and as a result their accounts and operations are excluded from presentation during the period then ended. The Company does not own the Reciprocal Exchanges but manages their business operations through its wholly-owned management companies.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017. Adoption of the new standard resulted in: (i) prospectively recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income, (ii) retrospectively presenting the excess tax benefits along with other income tax cash flows as an operating activity, (iii) the Company’s election to continue estimating expected forfeitures, and (iv) cash paid by the Company when directly withholding shares for tax-withholding purposes to be classified as a financing activity. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Not Yet Adopted

With the exception of those discussed below or as adopted above, there have been no recent accounting pronouncements, changes in accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the nine months ended September 30, 2017, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that are of significance, or potential significance, to the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide for improved disclosure requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity applies the following five steps: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract; (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract; and (5) recognizes revenue when (or as) the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” for all entities by one year. Public business entities are to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from its scope, the guidance will be applicable to the Company’s service and fee income not specifically exempted from the guidance. The Company will adopt ASU 2014-09 effective January 1, 2018 and plans to use the modified retrospective approach. The Company is examining its different revenue streams and related contracts within service and fee income to enable application of the guidance. Currently, the Company is evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures; and is in the process of estimating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) will be measured at fair value with changes in fair value recognized in earnings. Also, for those financial liabilities for which the fair value option accounting has been elected, ASU 2016-01 requires changes in fair value due to instrument-specific credit risk to be presented separately in other comprehensive income. ASU 2016-01 requires companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years beginning after December 15,

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2017, including interim periods within those fiscal years. Early adoption of certain provisions is permitted. ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of September 30, 2017 and December 31, 2016, the Company had $809 and $4,371, respectively, of net unrealized gains, net of tax, for equity securities, available-for-sale, recognized as a component of accumulated other comprehensive income (“AOCI”). The Company does not expect to early adopt ASU 2016-01.

3. Reciprocal Exchanges

The Company manages the business operations of the Reciprocal Exchanges and has the ability to direct their activities. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. Each policyholder insured by the Reciprocal Exchanges shares risk with the other policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The Company receives management fee income for the services provided to the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse to the Company as primary beneficiary. The Company has no ownership interest in the Reciprocal Exchanges.

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

For the three months ended September 30, 2017, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $67,398, $66,087 and $1,311, respectively. For the nine months ended September 30, 2017, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $198,834, $203,807 and $(4,973), respectively. For the three months ended September 30, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $52,829, $49,856 and $2,973, respectively. For the nine months ended September 30, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $107,350, $95,153 and $12,197, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

September 30, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$51,328	$1,039	$(94)	$52,273
Federal agencies	4,266	1	(122)	4,145
States and political subdivision bonds	414,848	5,360	(3,239)	416,969
Foreign government	59,847	3,298	(60)	63,085
Corporate bonds	1,066,436	19,549	(3,505)	1,082,480
Residential mortgage-backed securities	1,120,574	3,042	(6,941)	1,116,675
Commercial mortgage-backed securities	155,859	2,834	(1,326)	157,367
Asset-backed securities	422	—	(5)	417
Structured securities	349,796	4,869	(214)	354,451
Total fixed maturities	3,223,376	39,992	(15,506)	3,247,862
Equity securities:
Common stock	26,956	1,176	(44)	28,088
Preferred stock	2,118	125	(13)	2,230
Total equity securities	29,074	1,301	(57)	30,318
Total	$3,252,450	$41,293	$(15,563)	$3,278,180
NGHC	$2,935,580	$37,522	$(14,665)	$2,958,437
Reciprocal Exchanges	316,870	3,771	(898)	319,743
Total	$3,252,450	$41,293	$(15,563)	$3,278,180

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$45,405	$937	$(494)	$45,848
Federal agencies	739	—	(26)	713
States and political subdivision bonds	460,089	3,625	(11,403)	452,311
Foreign government	60,025	—	(3,226)	56,799
Corporate bonds	1,580,918	43,322	(13,338)	1,610,902
Residential mortgage-backed securities	450,997	4,305	(5,982)	449,320
Commercial mortgage-backed securities	107,546	1,521	(1,724)	107,343
Structured securities	334,343	4,656	(436)	338,563
Total fixed maturities	3,040,062	58,366	(36,629)	3,061,799
Equity securities:
Common stock	21,274	7,050	(308)	28,016
Preferred stock	1,580	17	(35)	1,562
Total equity securities	22,854	7,067	(343)	29,578
Total	$3,062,916	$65,433	$(36,972)	$3,091,377
NGHC	$2,761,899	$58,180	$(35,047)	$2,785,032
Reciprocal Exchanges	301,017	7,253	(1,925)	306,345
Total	$3,062,916	$65,433	$(36,972)	$3,091,377

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of September 30, 2017 and December 31, 2016, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale fixed maturities.

The amortized cost and fair value of available-for-sale fixed maturities held as of September 30, 2017, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,523	$18,535	$7,497	$7,497	$26,020	$26,032
Due after one year through five years	463,666	471,295	149,867	150,316	613,533	621,611
Due after five years through ten years	874,569	885,121	79,015	80,778	953,584	965,899
Due after ten years	329,615	335,014	23,769	24,847	353,384	359,861
Mortgage-backed securities	1,220,133	1,218,154	56,722	56,305	1,276,855	1,274,459
Total	$2,906,506	$2,928,119	$316,870	$319,743	$3,223,376	$3,247,862

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position as of September 30, 2017 and December 31, 2016.

	Less Than 12 Months			12 Months or More			Total
September 30, 2017	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$21,790	$(94)	21	$—	$—	—	$21,790	$(94)
Federal agencies	4,082	(122)	25	—	—	—	4,082	(122)
States and political subdivision bonds	199,355	(2,785)	222	14,456	(454)	22	213,811	(3,239)
Foreign government	496	(4)	1	1,944	(56)	1	2,440	(60)
Corporate bonds	267,533	(1,620)	180	53,876	(1,885)	27	321,409	(3,505)
Residential mortgage-backed securities	696,551	(6,810)	94	5,661	(131)	5	702,212	(6,941)
Commercial mortgage-backed securities	78,485	(920)	60	3,886	(406)	3	82,371	(1,326)
Asset-backed securities	417	(5)	2	—	—	—	417	(5)
Structured securities	30,695	(214)	23	—	—	—	30,695	(214)
Total fixed maturities	1,299,404	(12,574)	628	79,823	(2,932)	58	1,379,227	(15,506)
Equity securities:
Common stock	20,990	(44)	8	—	—	—	20,990	(44)
Preferred stock	278	(13)	1	—	—	—	278	(13)
Total equity securities	21,268	(57)	9	—	—	—	21,268	(57)
Total	$1,320,672	$(12,631)	637	$79,823	$(2,932)	58	$1,400,495	$(15,563)
NGHC	$1,172,916	$(11,824)	571	$77,488	$(2,841)	53	$1,250,404	$(14,665)
Reciprocal Exchanges	147,756	(807)	66	2,335	(91)	5	150,091	(898)
Total	$1,320,672	$(12,631)	637	$79,823	$(2,932)	58	$1,400,495	$(15,563)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$37,436	$(494)	24	$—	$—	—	$37,436	$(494)
Federal agencies	419	(26)	3	—	—	—	419	(26)
States and political subdivision bonds	318,946	(11,236)	387	2,956	(167)	6	321,902	(11,403)
Foreign government	48,156	(3,226)	6	—	—	—	48,156	(3,226)
Corporate bonds	495,443	(12,376)	292	33,112	(962)	21	528,555	(13,338)
Residential mortgage-backed securities	262,269	(5,894)	212	2,141	(88)	4	264,410	(5,982)
Commercial mortgage-backed securities	51,120	(1,002)	27	4,890	(722)	3	56,010	(1,724)
Structured securities	54,361	(243)	43	17,908	(193)	10	72,269	(436)
Total fixed maturities	1,268,150	(34,497)	994	61,007	(2,132)	44	1,329,157	(36,629)
Equity securities:
Common stock	3,198	(308)	5	—	—	—	3,198	(308)
Preferred stock	1,298	(35)	2	—	—	—	1,298	(35)
Total equity securities	4,496	(343)	7	—	—	—	4,496	(343)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)
NGHC	$1,190,788	$(33,382)	963	$51,813	$(1,665)	28	$1,242,601	$(35,047)
Reciprocal Exchanges	81,858	(1,458)	38	9,194	(467)	16	91,052	(1,925)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)

There were 695 and 1,045 securities at September 30, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of September 30, 2017 and December 31, 2016, of the $2,932 and $2,132, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $0 and $0, respectively, of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 25% of its amortized cost or cost.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(c) Trading Securities

The fair values on trading securities were as follows:

	September 30, 2017	Percentage of Fixed Maturities and Equity Securities	December 31, 2016	Percentage of Fixed Maturities and Equity Securities
Fixed maturities:
U.S. Treasury	$9,911	13.7%	$—	—%
Corporate bonds	23,263	32.3%	38,677	56.2%
Total fixed maturities	33,174	46.0%	38,677	56.2%
Equity securities:
Common stock	39,001	54.0%	30,133	43.8%
Total equity securities	39,001	54.0%	30,133	43.8%
Total	$72,175	100.0%	$68,810	100.0%
NGHC	$72,175	100.0%	$68,810	100.0%
Reciprocal Exchanges	—	—%	—	—%
Total	$72,175	100.0%	$68,810	100.0%

The portion of trading gains and losses for the period related to trading securities still held during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gains (losses) recognized during the period on trading securities	$(2,004)	$1,899	$(17,916)	$1,899
Less: Net gains (losses) recognized during the period on trading securities sold during the period	(5,888)	(627)	(5,845)	(627)
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$3,884	$2,526	$(12,071)	$2,526

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Cash and short-term investments	$1,301	$295	$1,452	$349
Fixed maturities	25,882	26,129	81,039	69,747
Equity securities	54	996	220	1,387
Investment income	27,237	27,420	82,711	71,483
Repurchase agreements interest expense	—	(102)	—	(422)
Other income	1,761	2,837	6,337	10,976
Investment expenses	(1,851)	(2,479)	(6,065)	(5,163)
Net Investment Income	$27,147	$27,676	$82,983	$76,874
NGHC	$24,958	$24,271	$75,763	$71,221
Reciprocal Exchanges	2,189	3,405	7,220	5,653
Net Investment Income	$27,147	$27,676	$82,983	$76,874

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Net Realized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The tables below indicate realized gains, realized losses and OTTI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017			2016
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$46,313	$(276)	$46,037	$15,796	$(2,299)	$13,497
Equity securities, available-for-sale	2,824	(55)	2,769	1,536	(5,783)	(4,247)
Fixed maturities, trading	3,509	(1,794)	1,715	4,427	(533)	3,894
Equity securities, trading	1,408	(5,127)	(3,719)	1,374	(3,369)	(1,995)
OTTI	—	—	—	—	(22,102)	(22,102)
Foreign exchange and other investments, net	803	—	803	—	(56)	(56)
Net realized gain (loss) on investments	$54,857	$(7,252)	$47,605	$23,133	$(34,142)	$(11,009)
NGHC	$54,785	$(7,126)	$47,659	$23,037	$(34,142)	$(11,105)
Reciprocal Exchanges	72	(126)	(54)	96	—	96
Net realized gain (loss) on investments	$54,857	$(7,252)	$47,605	$23,133	$(34,142)	$(11,009)

	Nine Months Ended September 30,
	2017			2016
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$57,033	$(2,647)	$54,386	$25,648	$(4,563)	$21,085
Equity securities, available-for-sale	7,675	(251)	7,424	2,240	(6,076)	(3,836)
Fixed maturities, trading	3,842	(6,193)	(2,351)	4,427	(533)	3,894
Equity securities, trading	5,008	(20,573)	(15,565)	1,374	(3,369)	(1,995)
OTTI	—	(25)	(25)	—	(22,102)	(22,102)
Foreign exchange and other investments, net	2,277	(228)	2,049	258	—	258
Net realized gain (loss) on investments	$75,835	$(29,917)	$45,918	$33,947	$(36,643)	$(2,696)
NGHC	$69,056	$(29,271)	$39,785	$33,681	$(36,614)	$(2,933)
Reciprocal Exchanges	6,779	(646)	6,133	266	(29)	237
Net realized gain (loss) on investments	$75,835	$(29,917)	$45,918	$33,947	$(36,643)	$(2,696)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s fixed maturities and preferred securities as of September 30, 2017 and December 31, 2016, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
September 30, 2017	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$48,496	$49,312	1.7%	$12,883	$12,872	4.0%
AAA	258,112	263,757	8.9%	29,712	29,422	9.2%
AA, AA+, AA-	1,469,358	1,466,867	49.5%	135,066	136,023	42.5%
A, A+, A-	532,237	537,708	18.1%	137,872	140,077	43.8%
BBB, BBB+, BBB-	563,714	574,173	19.4%	1,303	1,315	0.5%
BB+ and lower	70,998	71,706	2.4%	34	34	—%
Total	$2,942,915	$2,963,523	100.0%	$316,870	$319,743	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$39,471	$39,918	1.4%	$5,934	$5,930	1.9%
AAA	251,549	246,040	8.8%	7,526	7,436	2.4%
AA, AA+, AA-	820,762	815,294	29.2%	33,096	33,728	11.0%
A, A+, A-	740,280	747,765	26.7%	87,734	88,761	29.0%
BBB, BBB+, BBB-	693,039	705,319	25.2%	148,968	151,644	49.5%
BB+ and lower	228,222	241,357	8.7%	17,759	18,846	6.2%
Total	$2,773,323	$2,795,693	100.0%	$301,017	$306,345	100.0%
The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations as of September 30, 2017 and December 31, 2016.

September 30, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.8%	8.4%	29.8%	11.8%	0.7%	$591,974	53.5%
Industrials	0.7%	3.6%	16.1%	21.3%	1.8%	480,419	43.5%
Utilities/Other	—%	0.1%	1.0%	1.5%	0.4%	33,350	3.0%
Total	3.5%	12.1%	46.9%	34.6%	2.9%	$1,105,743	100.0%
NGHC	2.8%	4.9%	34.5%	34.5%	2.9%	$880,024	79.6%
Reciprocal Exchanges	0.7%	7.2%	12.4%	0.1%	—%	225,719	20.4%
Total	3.5%	12.1%	46.9%	34.6%	2.9%	$1,105,743	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	0.1%	1.7%	21.7%	11.8%	3.0%	$631,595	38.3%
Industrials	—%	3.4%	17.7%	27.6%	6.3%	906,950	55.0%
Utilities/Other	0.8%	0.2%	1.3%	3.6%	0.8%	111,034	6.7%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%
NGHC	0.9%	4.8%	35.6%	34.4%	9.2%	$1,400,239	84.9%
Reciprocal Exchanges	—%	0.5%	5.1%	8.6%	0.9%	249,340	15.1%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%

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

The Company’s cash, cash equivalents, and restricted cash as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$330,728	$220,299
Restricted cash and cash equivalents	88,127	65,601
Cash, cash equivalents and restricted cash	$418,855	$285,900

The fair values of the Company’s restricted investments as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
State deposits, at fair value	$82,418	$73,731
Restricted investments to trusts, at fair value	214,267	366,306
Total	$296,685	$440,037

(h) Other Investments

The table below summarizes the composition of other investments as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Equity method investments (Related parties - $226,157 and $265,688)	$293,827	$330,132
Note receivable - related party. See Note 14, "Related Party Transactions"	126,173	125,000
Short-term investments (Exchanges $26,886 and $0)	27,592	15,674
Long-term Certificates of Deposit (CDs), at cost	20,338	21,178
Investments, at fair value	11,010	9,427
Investments, at cost or amortized cost	8,489	11,851
Total	$487,429	$513,262

Equity method investments represents limited liability companies and limited partnership investments in real estate and tax credits. Short-term investments consist of money market funds rated by Standard & Poor’s as AAA. Investments at fair value, represent the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or amortized cost, represent limited

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

The Company’s cost-method investments are assessed for impairment quarterly. No impairment losses were recorded for the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the Company’s investment activity in the LSC Entities:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of the period	$185,992	$153,661
Contributions	21,040	5,500
Distributions	(45,127)	—
Equity in earnings	3,213	13,001
Change in equity method investments	(20,874)	18,501
Balance at end of the period	$165,118	$172,162

For the three and nine months ended September 30, 2017, the Company recorded equity in earnings (losses) from the LSC Entities of $(462) and $3,213, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from the LSC Entities of $2,469 and $13,001, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table describes the LSC Entities investment in life settlements as of September 30, 2017. This table shows the gross amounts for the portfolio of life insurance policies owned by the LSC Entities, in which the Company and AmTrust each own a 50% interest.

Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value(1)	Face Value
September 30, 2017
0 - 1	—	$—	$—
1 - 2	6	41,011	58,000
2 - 3	3	22,994	32,422
3 - 4	13	45,356	101,000
4 - 5	13	25,426	60,400
Thereafter	107	163,914	744,880
Total	142	$298,701	$996,702

(1) The LSC Entities determined the fair value as of September 30, 2017 based on 138 policies out of 142 policies, as the LSC Entities assigned no value to 4 of the policies as of September 30, 2017.

For the contracts where the LSC Entities determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Number of policies with a negative value from discounted cash flow model	4	18
Premiums paid for the preceding twelve-month period for period ended	$394	$2,640
Death benefit received	$—	$—

During the three months ended September 30, 2017, the LSC Entities sold 114 policies to an unaffiliated third party for consideration of $100,000, payable $90,000 on the closing date and $5,000 on the next two anniversaries of the close date. During the three and nine months ended September 30, 2017, the Company received distributions from the LSC Entities of $45,127.

LSC Entities premiums to keep life insurance policies in force

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2017, are as follows:

Premiums Due on Life Settlement Contracts
2017	$35,423
2018	36,568
2019	35,922
2020	34,781
2021	32,544
Thereafter	215,213
Total	$390,451

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

800 Superior, LLC

The Company owns 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. The cost of the building was approximately $7,500. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $703 and $2,109 in rent for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company paid 800 Superior, LLC $693 and $2,059 in rent, respectively. The Company’s equity interest in 800 Superior, LLC as of September 30, 2017 and December 31, 2016 was $1,172 and $1,479, respectively. For the three and nine months ended September 30, 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(156) and $(307), respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(17) and $(125), respectively.

East Ninth & Superior, LLC

The Company owns East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of September 30, 2017 and December 31, 2016 was $4,238 and $4,189, respectively. For the three and nine months ended September 30, 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $12 and $49, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $12 and $40, respectively.

North Dearborn Building Company, L.P.

The Company invested $9,714 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel Family members which is managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of September 30, 2017 and December 31, 2016 was $7,839 and $12,694, respectively. For the three and nine months ended September 30, 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(415) and $(4,855), respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from North Dearborn of $225 and $842, respectively, and made contributions of $0 and $1,125, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4455 LBJ Freeway, LLC

The Company formed 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. The cost of the building was approximately $21,000. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $587 and $1,717 in rent for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company paid rent for 4455 LBJ Freeway, LLC of $425 and $968, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2017 and December 31, 2016 was $626 and $900, respectively. For the three and nine months ended September 30, 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $(487) and $(274), respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) of $8 and $261, respectively, and received distributions of $0 and $10,158, respectively.

Illinois Center Building, L.P.

The Company invested $53,715 in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of September 30, 2017 and December 31, 2016 was $47,164 and $60,435, respectively. For the three and nine months ended September 30, 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(2,789) and $(16,084), respectively, and made contributions of $938 and $2,813, respectively. For the three and nine months ended September 30, 2016, the Company recorded equity in earnings (losses) from Illinois Center of $256 and $3,157, respectively, and received distributions of $1,875 and $1,875, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of September 30, 2017 and December 31, 2016. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its fixed maturities and equity securities.

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

•
Residential and commercial mortgage-backed securities and structured securities. The Company holds certain mortgage and structured securities valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

Assets measured at fair value on a recurring basis are as follows:

September 30, 2017	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$52,273	$—	$—	$52,273
Federal agencies	4,145	—	—	4,145
States and political subdivision bonds	—	412,239	4,730	416,969
Foreign government	—	63,085	—	63,085
Corporate bonds	—	1,057,829	24,651	1,082,480
Residential mortgage-backed securities	—	1,116,675	—	1,116,675
Commercial mortgage-backed securities	—	157,367	—	157,367
Asset-backed securities	—	417	—	417
Structured securities	—	354,451	—	354,451
Total fixed maturities	56,418	3,162,063	29,381	3,247,862
Equity securities:
Common stock	28,088	—	—	28,088
Preferred stock	—	1,960	270	2,230
Total equity securities	28,088	1,960	270	30,318
Total available-for-sale securities	84,506	3,164,023	29,651	3,278,180
Trading securities:
Fixed maturities - U.S. Treasury	9,911	—	—	9,911
Fixed maturities - Corporate bonds	—	23,263	—	23,263
Equity securities - Common stock	33,218	—	5,783	39,001
Total trading securities	43,129	23,263	5,783	72,175
Other investments	27,592	—	11,010	38,602
Total assets	$155,227	$3,187,286	$46,444	$3,388,957
NGHC	$115,469	$2,880,415	$46,444	$3,042,328
Reciprocal Exchanges	39,758	306,871	—	346,629
Total assets	$155,227	$3,187,286	$46,444	$3,388,957

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$45,848	$—	$—	$45,848
Federal agencies	713	—	—	713
States and political subdivision bonds	—	447,579	4,732	452,311
Foreign government	—	54,889	1,910	56,799
Corporate bonds	—	1,577,290	33,612	1,610,902
Residential mortgage-backed securities	—	441,897	7,423	449,320
Commercial mortgage-backed securities	—	102,494	4,849	107,343
Structured securities	—	329,508	9,055	338,563
Total fixed maturities	46,561	2,953,657	61,581	3,061,799
Equity securities:
Common stock	21,719	—	6,297	28,016
Preferred stock	—	1,562	—	1,562
Total equity securities	21,719	1,562	6,297	29,578
Total available-for-sale securities	68,280	2,955,219	67,878	3,091,377
Trading securities:
Fixed maturities - Corporate bonds	—	36,245	2,432	38,677
Equity securities - Common stock	30,133	—	—	30,133
Total trading securities	30,133	36,245	2,432	68,810
Other investments	15,674	—	9,427	25,101
Total assets	$114,087	$2,991,464	$79,737	$3,185,288
NGHC	$108,157	$2,691,049	$79,737	$2,878,943
Reciprocal Exchanges	5,930	300,415	—	306,345
Total assets	$114,087	$2,991,464	$79,737	$3,185,288

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2017. The Company had no Level 3 financial assets during the nine months ended September 30, 2016.

	Balance as of January 1, 2017	Net income/loss	Other comprehensive income/loss	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of September 30, 2017
States and political subdivision bonds	$4,732	$—	$—	$—	$—	$(2)	$4,730
Foreign government	1,910	—	—	—	—	(1,910)	—
Corporate bonds	36,044	—	119	—	(9,725)	(1,787)	24,651
Residential mortgage-backed securities	7,423	—	—	—	(1)	(7,422)	—
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—
Structured securities	9,055	—	—	—	(2,001)	(7,054)	—
Common stock	6,297	—	1,663	4,119	(6,297)	1	5,783
Preferred stock	—	—	(5)	—	—	275	270
Other investments	9,427	(299)	—	3,986	(2,104)	—	11,010
Total assets	$79,737	$(299)	$1,777	$8,105	$(20,128)	$(22,748)	$46,444

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

During the nine months ended September 30, 2017, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2017, the Company transferred $23,024 out of Level 3 into Level 2, due to changes in broker quotes where the inputs include quoted prices for identical or similar assets in markets that are not active resulting in the securities being classified as Level 2; and $276 out of Level 2 into Level 3, due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3. During the nine months ended September 30, 2016, there were no transfers between Level 1 and Level 2.

The Company’s policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

At September 30, 2017 and December 31, 2016, the carrying values of the Company’s short-term investments, cash and cash equivalents, premiums and other receivables, and accounts payable approximate its fair value given their short-term nature and are classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 11, “Debt” for additional information.

The Company’s 7.625% Notes are publicly traded and classified as Level 2. The Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes, the Credit Agreement and the Century-National Promissory Note are not publicly traded and are classified as Level 3. As of September 30, 2017 and December 31, 2016, the fair values of the Company’s 6.75% Notes, the Credit Agreement and the Century-National Promissory Note were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of September 30, 2017 and December 31, 2016, the fair values of the Company’s Subordinated Debentures, Imperial Surplus Notes and SPCIC Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model.

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	September 30, 2017		December 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,735	$103,001	$96,669	$100,160
6.75% Notes	345,622	363,781	345,135	360,865
Subordinated Debentures	72,168	72,104	72,168	72,168
Imperial Surplus Notes	5,000	4,986	5,000	4,986
SPCIC Surplus Notes	4,000	3,996	4,000	4,000
Credit Agreement	145,000	151,476	50,000	53,925
Century-National Promissory Note	86,397	86,229	178,894	178,778
Other	—	—	135	135
Total	$754,922	$785,573	$752,001	$775,017

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

6. Acquisitions

Direct General

On November 1, 2016, the Company completed the acquisition of Elara Holdings, Inc. (the “Acquired Company”), a Delaware corporation and parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”). Pursuant to the acquisition agreement, the Company purchased all of the issued and outstanding shares of capital stock of the Acquired Company in a reverse subsidiary merger transaction. The purchase price was an aggregate cash payment of $160,012. Direct General net assets purchased of approximately $166,941 exceeded the cash paid by the Company of approximately $160,012, and, as a result, the Company recorded a $6,929 bargain purchase gain in earnings (of which $198 was reversed in 2017 and $7,127 was recorded in 2016). This acquisition added a direct distribution channel to the Company’s core nonstandard auto business and expanded the Company’s presence in this product line in the Southeast.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

November 1, 2016
Assets:
Cash and invested assets	$300,253
Premiums receivable	232,035
Reinsurance recoverable	356
Income tax receivable	295
Deferred tax asset	30,872
Premises and equipment	27,530
Intangible assets	59,355
Other assets	28,327
Total assets	$679,023
Liabilities:
Unpaid loss and loss adjustment expense reserves	$162,863
Unearned premiums	220,433
Reinsurance payable	1,618
Accounts payable and accrued expenses	34,330
Debt	90,447
Other liabilities	2,391
Total liabilities	512,082
Net assets purchased	166,941
Purchase price	160,012
Bargain purchase gain recorded in earnings	$6,929

The intangible assets related to the acquisition of Direct General were assigned to the Property and Casualty (“P&C”) segment. The intangible assets acquired consisted of state licenses of $13,000 with an indefinite life, trademarks of $30,000, agent relationships of $5,200, value in policies in force of $6,815, loss reserve discount of $3,600 and non-compete agreements of $740, with weighted average amortization lives of 11, 2, 1, 9 and 15 years, respectively. As a result of the acquisition of Direct General, the Company recorded $98,537 and $346,543 of gross premium written and $24,194 and $82,644 of service and fee income for the three and nine months ended September 30, 2017, respectively.

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

7. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized as of September 30, 2017 and December 31, 2016, as follows:

	September 30, 2017	December 31, 2016
Balance at beginning of the period	$220,922	$160,531
Additions	462,227	495,195
Reductions	—	(23,803)
Amortization	(455,429)	(411,001)
Change in DAC	6,798	60,391
Balance at end of the period	$227,720	$220,922
NGHC	$188,784	$189,879
Reciprocal Exchanges	38,936	31,043
Balance at end of the period	$227,720	$220,922

8. Goodwill and Intangible Assets, Net

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This test is performed annually as of October 1st, or more frequently, if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No goodwill impairment was recorded during three and nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, goodwill increased by $35,423 due to acquisitions.

Intangible Assets

Intangible assets consist of definite and indefinite life assets. Definite-lived intangible assets subject to amortization primarily include agent and customer relationships, value in policies in force, renewal rights and trademarks. Indefinite-lived intangible assets include management contracts and state licenses, subject to annual impairment testing. No intangible assets impairment was recorded during the three and nine months ended September 30, 2017. Included in the Company’s amortization expense for the three and nine months ended September 30, 2016, is an impairment charge of $0 and $132, respectively, related to an indefinite-

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

lived state license intangible asset.

For the three and nine months ended September 30, 2017, the Company amortized $9,465 and $50,249, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $45 and $7,295, respectively. For the three and nine months ended September 30, 2016, the Company amortized $17,498 and $37,557, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $7,204 and $14,409, respectively. Total amortization expense includes amortization of loss reserve premium.

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

The table below shows the activity of loss reserves on a gross and net of reinsurance basis for the nine months ended September 30, 2017 and 2016, reflecting changes in losses incurred and paid losses:

	Nine Months Ended September 30,
	2017					2016
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$1,936,391	$191,606	$2,127,997	$137,075	$2,265,072	$1,479,953	$143,279	$1,623,232	$132,392	$1,755,624
Less: Reinsurance recoverables at beginning of the period	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)	(793,508)	(583)	(794,091)	(39,085)	(833,176)
Net balance at beginning of the period	1,108,719	180,673	1,289,392	94,883	1,384,275	686,445	142,696	829,141	93,307	922,448
Incurred losses and LAE related to:
Current year	1,634,876	257,227	1,892,103	90,220	1,982,323	1,129,982	229,133	1,359,115	40,359	1,399,474
Prior year	7,177	(10,106)	(2,929)	(1,444)	(4,373)	(6,629)	3,134	(3,495)	(4,718)	(8,213)
Total incurred	1,642,053	247,121	1,889,174	88,776	1,977,950	1,123,353	232,267	1,355,620	35,641	1,391,261
Paid losses and LAE related to:
Current year	(925,021)	(110,570)	(1,035,591)	(59,858)	(1,095,449)	(629,046)	(134,672)	(763,718)	(22,446)	(786,164)
Prior year	(610,139)	(88,111)	(698,250)	(34,352)	(732,602)	(406,105)	(69,854)	(475,959)	(11,511)	(487,470)
Total paid	(1,535,160)	(198,681)	(1,733,841)	(94,210)	(1,828,051)	(1,035,151)	(204,526)	(1,239,677)	(33,957)	(1,273,634)
Acquired outstanding loss and loss adjustment reserve, net	—	—	—	—	—	120,008	8,327	128,335	385	128,720
Effect of foreign exchange rates	—	6,903	6,903	—	6,903	—	431	431	—	431
Net balance at end of the period	1,215,612	236,016	1,451,628	89,449	1,541,077	894,655	179,195	1,073,850	95,376	1,169,226
Plus reinsurance recoverables at end of the period	966,155	8,836	974,991	50,369	1,025,360	861,068	11,195	872,263	45,445	917,708
Gross balance at end of period	$2,181,767	$244,852	$2,426,619	$139,818	$2,566,437	$1,755,723	$190,390	$1,946,113	$140,821	$2,086,934

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2017. Loss and LAE for the nine months ended September 30, 2017 included $4,373 of favorable development on prior accident year loss and LAE reserves (including $1,444 of favorable development for the Reciprocal Exchanges). The $5,733 of unfavorable development in the P&C segment was driven by unfavorable development in the Company’s auto liability business while the $10,106 of favorable development in the A&H segment was primarily driven by favorable development in the Company’s domestic A&H business.

2016. Loss and LAE for the nine months ended September 30, 2016 included $8,213 of favorable development on prior accident year loss and LAE reserves (including $4,718 of favorable development for the Reciprocal Exchanges). The $11,347 of favorable development in the P&C segment was driven by favorable development in the Company’s lender-placed insurance business and the Reciprocal Exchanges, while $3,134 of unfavorable development in the A&H segment was primarily driven by the Company’s domestic A&H businesses.

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

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the statutory rate of 35%:

	Three Months Ended September 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income before provision (benefit) for income taxes and earnings (losses) of equity method investments	$65,213	$2,142	$67,355	$34,303	$2,688	$36,991
Tax at Federal statutory rate 35%	$22,825	$750	$23,575	$12,006	$941	$12,947
Tax effects resulting from:
Exempt foreign income	(550)	—	(550)	(8,165)	—	(8,165)
Statutory equalization reserves	(4,856)	—	(4,856)	(1,620)	—	(1,620)
Other	(10,552)	81	(10,471)	6,869	(1,226)	5,643
Total income tax reported	$6,867	$831	$7,698	$9,090	$(285)	$8,805
Effective tax rate	10.5%	38.8%	11.4%	26.5%	(10.6)%	23.8%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision (benefit) for income taxes and earnings (losses) of equity method investments	$145,465	$(6,318)	$139,147	$158,486	$11,638	$170,124
Tax at Federal statutory rate 35%	$50,913	$(2,211)	$48,702	$55,470	$4,073	$59,543
Tax effects resulting from:
Exempt foreign income	(5,393)	—	(5,393)	(12,221)	—	(12,221)
Statutory equalization reserves	(8,319)	—	(8,319)	(10,897)	—	(10,897)
Other	(8,828)	866	(7,962)	9,646	(4,632)	5,014
Total income tax reported	$28,373	$(1,345)	$27,028	$41,998	$(559)	$41,439
Effective tax rate	19.5%	21.3%	19.4%	26.5%	(4.8)%	24.4%

The Company’s consolidated effective tax rate decreased from 24.4% for the nine months ended September 30, 2016 to 19.4% for the nine months ended September 30, 2017. The decrease was primarily driven by a reduction in the Company’s estimate of annual pre-tax income due to significant catastrophe losses in 2017.

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

11. Debt

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2017, was $1,922 and $5,703, respectively. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2016, was $1,922 and $5,703, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of September 30, 2017.

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

The Company also issued an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance was approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the three and nine months ended September 30, 2017, was $5,955 and $17,670, respectively. Interest expense on the 6.75% Notes, including the additional issuance, for the three and nine months ended September 30, 2016, was $5,955 and $17,670, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of September 30, 2017.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, has established two special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company (the “Subordinated Debentures”). The Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment totaling $2,168 and $2,168 as of both September 30, 2017 and December 31, 2016, on the Company’s condensed consolidated balance sheets, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three and nine months ended September 30, 2017 was $925 and $2,835, respectively. See Note 6, “Acquisitions” for additional information.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2017 was $68 and $196, respectively. Interest expense on the Imperial Surplus Notes for the three and nine months ended September 30, 2016 was $61 and $177, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, is the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

on the SPCIC Surplus Notes for the three and nine months ended September 30, 2017 was $56 and $161, respectively. See Note 6, “Acquisitions” for additional information.

Revolving Credit Agreement

On January 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $225,000 base revolving credit facility with a letter of credit sublimit of $112,500 and an expansion feature not to exceed $50,000. As of September 30, 2017, the Credit Agreement had been expanded to $245,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of September 30, 2017).

As of September 30, 2017, there was $145,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of September 30, 2017 was 3.58%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three and nine months ended September 30, 2017 was $1,311 and $2,855, respectively. Interest expense on the Credit Agreement for the three and nine months ended September 30, 2016 was $378 and $501. The Company was in compliance with all of the covenants under the Credit Agreement as of September 30, 2017.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of the Company’s acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note (“Century-National Promissory Note”) in the amount of $172,794 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $86,397 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under the Company’s Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. In the second quarter of 2017, the Company paid the first installment

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

on the Century-National Promissory Note, in the amount of $93,167 including accrued interest of $6,770. Interest expense on the Century-National Promissory Note for the three and nine months ended September 30, 2017 was $958 and $3,842, respectively. Interest expense on the Century-National Promissory Note for the three and nine months ended September 30, 2016 was $1,957 and $2,594.

Maturities of the Company’s debt for the five years subsequent to September 30, 2017 are as follows:

	2017 (remaining three months)	2018	2019	2020	2021	2022	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	—	72,168	72,168
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
SPCIC Surplus Notes	—	—	—	—	—	—	4,000	4,000
Credit Agreement	—	—	—	145,000	—	—	—	145,000
Century-National Promissory Note	—	86,397	—	—	—	—	—	86,397
Total principal amount of debt	$—	$86,397	$—	$145,000	$—	$—	$531,168	$762,565
Less: Unamortized debt issuance costs and unamortized discount								(7,643)
Carrying amount of debt								$754,922

12. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2017, 948,081 shares of Company common stock remained available for grants under the Plans.

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

The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs generally vest over a period of three or four years. RSUs are net share settled. Under net settlement procedures, upon each settlement date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of the Company’s common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities is reflected as a financing

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

activity in the condensed consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of RSUs are no longer considered outstanding on a diluted basis, thereby reducing the Company’s diluted shares used to calculate earnings per share. These shares are available for future issuance under the Plans.

A summary of the Company’s stock option awards for the nine months ended September 30, 2017 is shown below:

	Shares Subject to Options Outstanding
September 30, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,583,670	$9.29
Exercised	(114,464)	9.77
Outstanding at end of period	3,469,206	$9.28	5.2	$34,108
Exercisable at end of period	3,379,664	$9.19	5.2	$33,511
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $19.11, as reported on the NASDAQ Global Select Market on September 30, 2017.

No options were granted, forfeited or expired during the nine months ended September 30, 2017. The total intrinsic value of the options exercised for the three and nine months ended September 30, 2017 was $0 and $1,532, respectively, and for the three and nine months ended September 30, 2016 was $1,560 and $6,153, respectively. The total fair value of stock options vested for the three and nine months ended September 30, 2017 was $306 and $1,957, respectively, and for the three and nine months ended September 30, 2016 was $1,038 and $2,689, respectively.

A summary of the Company’s RSUs for the nine months ended September 30, 2017 is shown below:

	RSUs
September 30, 2017	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	567,972	$16.64
Granted	514,021	24.06
Vested	(203,224)	16.86
Forfeited	(3,330)	8.30
Non-vested at end of period	875,439	$21.77

The total fair value of the RSUs vested for the three and nine months ended September 30, 2017 was $1,477 and $3,426, respectively, and for the three and nine months ended September 30, 2016 was $921 and $1,714, respectively.

Compensation expense, included in general and administrative expenses, for all share-based compensation plans was $1,794 and $6,281 for the three and nine months ended September 30, 2017, respectively, and $2,323 and $6,471 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, the Company had approximately $13,316 of unrecognized share-based compensation expense, of which $13,024 was related to RSUs and $292 to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to NGHC	$54,049	$28,130	$98,834	$133,427
Less: Dividends on preferred stock	(7,875)	(8,208)	(23,625)	(16,458)
Net income attributable to NGHC common stockholders	$46,174	$19,922	$75,209	$116,969

Denominator:
Weighted average number of common shares outstanding – basic	106,645,601	106,002,337	106,556,662	105,801,817
Potentially dilutive securities:
Employee stock options	1,772,419	1,940,507	1,967,337	1,853,573
RSUs	102,944	481,154	166,140	397,787
Weighted average number of common shares outstanding – diluted	108,520,964	108,423,998	108,690,139	108,053,177

Basic earnings per share attributable to NGHC common stockholders	$0.43	$0.19	$0.71	$1.11
Diluted earnings per share attributable to NGHC common stockholders	$0.43	$0.18	$0.69	$1.08

Certain options and RSUs were excluded from the earnings per share calculation because the impact would have been antidilutive. These excluded options and RSUs were not material for the three and nine months ended September 30, 2017 and 2016, respectively.

14. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services to and from these related entities as follows:

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an asset management agreement among the Company and AmTrust, the Company pays AmTrust a fee for managing the Company’s investment portfolio. AmTrust provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $1,272 and $3,467 for the three and nine months ended September 30, 2017, respectively, while the amounts charged for such expenses were $734 and $2,532 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, there was a payable to AmTrust related to these services in the amount of $1,168 and $926, respectively.

Master Services Agreement

Pursuant to a master services agreement among the Company and AmTrust, AmTrust provided the Company information technology development services in connection with the development and licensing of a policy management system (“the System”). AmTrust received a license fee of 1.25% of gross premium written by the Company and its affiliates written on the system plus

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the costs for development and support services. The Company was obligated to pay a licensing fee for use of the System until 2023. In addition, AmTrust provides printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies processed on the System. AmTrust also provides the Company services in managing the premium receipts from its lockbox facilities based on actual volume and actual cost. The Company recorded expenses related to this agreement of $13,742 and $44,802 for the three and nine months ended September 30, 2017, respectively, and $13,023 and $34,650 for the three and nine months ended September 30, 2016, respectively.

On September 13, 2017, the Company entered into an asset purchase and license agreement (the “Agreement”) with AmTrust, pursuant to which the Company acquired ownership of the System and the related intellectual property, as well as a non-exclusive perpetual license to certain software programs used in connection with the System, for a purchase price of $200,000, including license fees which would have been payable for use of the System during the third quarter 2017. The purchase price is payable in three equal installments in the amount of $66,667, with the first payment made upon the execution of the Agreement, the second payment payable upon the 6-month anniversary of the Agreement, and the third payment payable upon the later of the completion of the full separation and transfer of the System to the Company’s operating environment and the 18-month anniversary of the Agreement. In addition, the Company will be required to pay AmTrust costs for the implementation of the System within the Company's technology environment (up to $5,000). The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide printing and mailing services, and management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement.

Use of the Company Aircraft

In May 2017, the Company entered into a time share agreement with AmTrust for the use of the Company’s plane. AmTrust utilized the plane during three and nine months ended September 30, 2017, and paid the Company $0 and $30, respectively, for the time share.

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

The amounts related to this reinsurance treaty are as follows:

	September 30, 2017	December 31, 2016
Reinsurance Recoverable	$1,488	$1,083
Commission Receivable	184	139
Reinsurance Payable	682	533

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ceded Premiums	$665	$511	$1,854	$1,651
Ceding Commission Income	200	87	696	403
Ceded Losses and LAE	425	431	1,233	974

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

	September 30, 2017		December 31, 2016
	Reinsurance Recoverable	Reinsurance Payable	Reinsurance Recoverable	Reinsurance Payable
ACP Re	$5,606	$6,588	$12,411	$10,685
Maiden	9,343	5,300	16,823	15,957
AmTrust	3,737	5,794	6,729	6,383
Total	$18,686	$17,682	$35,963	$33,025

	Three Months Ended September 30,
	2017		2016
	Ceding Commission Income (Loss)	Ceded Losses and LAE	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$1,007	$(257)	$2,110
Maiden	—	1,679	(429)	3,516
AmTrust	—	672	(171)	1,407
Total	$—	$3,358	$(857)	$7,033

	Nine Months Ended September 30,
	2017		2016
	Ceding Commission Income (Loss)	Ceded Losses and LAE	Ceding Commission Income (Loss)	Ceded Losses and LAE
ACP Re	$—	$1,906	$(2,292)	$5,266
Maiden	—	3,177	(3,820)	8,776
AmTrust	—	1,271	(1,528)	3,511
Total	$—	$6,354	$(7,640)	$17,553

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden held assets in trust in the amount of $2,866 and $13,757, respectively, as of September 30, 2017 and $801 and $13,298, respectively, as of December 31, 2016.

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

The Company recorded interest income of $1,167 and $3,487 for the three and nine months ended September 30, 2017, respectively, and $2,049 and $6,424 for the three and nine months ended September 30, 2016, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of the Company’s reserve position based on collateral levels maintained. Management determined no reserve was needed for the carrying value of the loan at September 30, 2017 or December 31, 2016.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $202 and $576 in rent for the three and nine months ended September 30, 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $75 and $222 in rent for the three and nine months ended September 30, 2017, respectively.

Use of the Company Aircraft

In April 2017, the Company and Barry Karfunkel, President and Chief Executive Officer of the Company, entered into a time sharing agreement for the use of the Company’s plane. During the three and nine months ended September 30, 2017, Mr. Barry Karfunkel reimbursed the Company, in aggregate, $53 and $53, respectively, for his personal use of the company-owned aircraft.

15. Service and Fee Income

The following table summarizes service and fee income by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commission revenue	$35,507	$31,478	$118,357	$88,313
Finance and processing fees	26,190	23,577	79,108	64,581
Installment fees	20,938	9,826	59,623	27,748
Group health administrative fees	15,611	17,222	45,619	53,928
Late payment fees	10,455	4,275	35,124	11,054
Other	13,825	9,284	35,813	36,999
Total	$122,526	$95,662	$373,644	$282,623

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

The following tables summarize the results of operations of the Company’s operating segments:

Three Months Ended September 30, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,083,045	$121,266	$—	$1,204,311
Ceded premiums	(571,688)	(11,069)	—	(582,757)
Net premium written	511,357	110,197	—	621,554
Change in unearned premium	217,217	25,530	—	242,747
Net earned premium	728,574	135,727	—	864,301
Ceding commission income	49,876	226	—	50,102
Service and fee income	90,034	32,492	—	122,526
Total underwriting revenues	868,484	168,445	—	1,036,929
Underwriting expenses:
Loss and loss adjustment expense	555,731	95,487	—	651,218
Acquisition costs and other underwriting expenses	129,759	33,826	—	163,585
General and administrative expenses	175,664	38,463	—	214,127
Total underwriting expenses	861,154	167,776	—	1,028,930
Underwriting income	7,330	669	—	7,999
Net investment income	—	—	27,147	27,147
Net gain on investments	—	—	47,605	47,605
Other expense	—	—	(3,901)	(3,901)
Earnings (losses) of equity method investments	—	—	(4,297)	(4,297)
Interest expense	—	—	(11,495)	(11,495)
Provision for income taxes	—	—	(7,698)	(7,698)
Net (income) attributable to non-controlling interest	—	—	(1,311)	(1,311)
Net income attributable to NGHC	$7,330	$669	$46,050	$54,049

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Three Months Ended September 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$833,835	$97,624	$—	$931,459
Ceded premiums	(114,825)	(10,249)	—	(125,074)
Net premium written	719,010	87,375	—	806,385
Change in unearned premium	(54,242)	17,707	—	(36,535)
Net earned premium	664,768	105,082	—	769,850
Ceding commission income	14,270	327	—	14,597
Service and fee income	55,504	40,158	—	95,662
Total underwriting revenues	734,542	145,567	—	880,109
Underwriting expenses:
Loss and loss adjustment expense	432,706	77,147	—	509,853
Acquisition costs and other underwriting expenses	107,904	32,836	—	140,740
General and administrative expenses	166,368	32,369	—	198,737
Total underwriting expenses	706,978	142,352	—	849,330
Underwriting income	27,564	3,215	—	30,779
Net investment income	—	—	27,676	27,676
Net loss on investments	—	—	(11,009)	(11,009)
Earnings of equity method investments	—	—	2,953	2,953
Interest expense	—	—	(10,455)	(10,455)
Provision for income taxes	—	—	(8,805)	(8,805)
Net (income) attributable to non-controlling interest	—	—	(3,009)	(3,009)
Net income attributable to NGHC	$27,564	$3,215	$(2,649)	$28,130

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$3,149,094	$444,195	$—	$3,593,289
Ceded premiums	(818,361)	(34,635)	—	(852,996)
Net premium written	2,330,733	409,560	—	2,740,293
Change in unearned premium	35,985	(10,055)	—	25,930
Net earned premium	2,366,718	399,505	—	2,766,223
Ceding commission income	90,820	784	—	91,604
Service and fee income	265,836	107,808	—	373,644
Total underwriting revenues	2,723,374	508,097	—	3,231,471
Underwriting expenses:
Loss and loss adjustment expense	1,730,829	247,121	—	1,977,950
Acquisition costs and other underwriting expenses	415,606	112,075	—	527,681
General and administrative expenses	558,288	122,518	—	680,806
Total underwriting expenses	2,704,723	481,714	—	3,186,437
Underwriting income	18,651	26,383	—	45,034
Net investment income	—	—	82,983	82,983
Net gain on investments	—	—	45,918	45,918
Other expense	—	—	(198)	(198)
Earnings (losses) of equity method investments	—	—	(18,258)	(18,258)
Interest expense	—	—	(34,590)	(34,590)
Provision for income taxes	—	—	(27,028)	(27,028)
Net loss attributable to non-controlling interest	—	—	4,973	4,973
Net income attributable to NGHC	$18,651	$26,383	$53,800	$98,834

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Nine Months Ended September 30, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,242,788	$355,372	$—	$2,598,160
Ceded premiums	(275,932)	(33,807)	—	(309,739)
Net premium written	1,966,856	321,565	—	2,288,421
Change in unearned premium	(137,010)	(13,701)	—	(150,711)
Net earned premium	1,829,846	307,864	—	2,137,710
Ceding commission income	23,351	1,055	—	24,406
Service and fee income	170,153	112,470	—	282,623
Total underwriting revenues	2,023,350	421,389	—	2,444,739
Underwriting expenses:
Loss and loss adjustment expense	1,158,994	232,267	—	1,391,261
Acquisition costs and other underwriting expenses	281,341	81,172	—	362,513
General and administrative expenses	472,635	93,849	—	566,484
Total underwriting expenses	1,912,970	407,288	—	2,320,258
Underwriting income	110,380	14,101	—	124,481
Net investment income	—	—	76,874	76,874
Net loss on investments	—	—	(2,696)	(2,696)
Earnings of equity method investments	—	—	16,991	16,991
Interest expense	—	—	(28,535)	(28,535)
Provision for income taxes	—	—	(41,439)	(41,439)
Net (income) attributable to non-controlling interest	—	—	(12,249)	(12,249)
Net income attributable to NGHC	$110,380	$14,101	$8,946	$133,427

The following tables summarize the total assets of the Company’s operating segments as of September 30, 2017 and December 31, 2016:

September 30, 2017	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,187,405	$145,137	$8,294	$1,340,836
Deferred acquisition costs	212,518	15,202	—	227,720
Reinsurance recoverable	1,131,045	8,835	—	1,139,880
Prepaid reinsurance premiums	485,028	—	—	485,028
Goodwill and Intangible assets, net	466,533	118,216	—	584,749
Prepaid and other assets	23,768	17,984	—	41,752
Corporate and other assets	—	—	4,653,476	4,653,476
Total assets	$3,506,297	$305,374	$4,661,770	$8,473,441

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$929,084	$149,387	$12,198	$1,090,669
Deferred acquisition costs	207,597	13,325	—	220,922
Reinsurance recoverable	937,303	10,933	—	948,236
Prepaid reinsurance premiums	156,970	—	—	156,970
Goodwill and Intangible assets, net	524,981	98,029	—	623,010
Prepaid and other assets	28,077	25,854	2,414	56,345
Corporate and other assets	—	—	4,148,829	4,148,829
Total assets	$2,784,012	$297,528	$4,163,441	$7,244,981

The following tables show an analysis of the Company’s gross and net premiums written and net earned premium by geographical location for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,093,828	$104,406	$1,198,234	$842,984	$80,978	$923,962
Gross premium written - Europe	6,077	—	6,077	7,497	—	7,497
Total	$1,099,905	$104,406	$1,204,311	$850,481	$80,978	$931,459

Net premium written - North America	$571,944	$43,533	$615,477	$759,822	$39,066	$798,888
Net premium written - Europe	6,077	—	6,077	7,497	—	7,497
Total	$578,021	$43,533	$621,554	$767,319	$39,066	$806,385

Net earned premium - North America	$791,289	$41,978	$833,267	$709,522	$35,507	$745,029
Net earned premium - Europe	31,034	—	31,034	24,821	—	24,821
Total	$822,323	$41,978	$864,301	$734,343	$35,507	$769,850

	Nine Months Ended September 30,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$3,212,195	$285,779	$3,497,974	$2,352,809	$158,148	$2,510,957
Gross premium written - Europe	95,315	—	95,315	87,203	—	87,203
Total	$3,307,510	$285,779	$3,593,289	$2,440,012	$158,148	$2,598,160

Net premium written - North America	$2,508,501	$136,477	$2,644,978	$2,123,022	$78,196	$2,201,218
Net premium written - Europe	95,315	—	95,315	87,203	—	87,203
Total	$2,603,816	$136,477	$2,740,293	$2,210,225	$78,196	$2,288,421

Net earned premium - North America	$2,557,961	$123,266	$2,681,227	$1,993,270	$71,535	$2,064,805
Net earned premium - Europe	84,996	—	84,996	72,905	—	72,905
Total	$2,642,957	$123,266	$2,766,223	$2,066,175	$71,535	$2,137,710

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company’s gross premium written, net premium written and net earned premium by product type for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Premium Written	2017	2016	2017	2016
Property and Casualty
Personal Auto	$599,306	$384,384	$1,760,913	$1,107,457
Homeowners	153,853	135,833	419,525	306,360
RV/Packaged	49,928	42,964	147,280	129,260
Small Business Auto	79,296	72,692	246,562	191,209
Lender-placed insurance	84,447	105,249	251,091	325,436
Other	11,809	11,735	37,944	24,918
Property and Casualty	$978,639	$752,857	$2,863,315	$2,084,640
Accident and Health	121,266	97,624	444,195	355,372
NGHC Total	$1,099,905	$850,481	$3,307,510	$2,440,012

Reciprocal Exchanges
Personal Auto	$39,040	$25,345	$102,420	$48,466
Homeowners	64,240	53,534	180,616	105,170
Other	1,126	2,099	2,743	4,512
Reciprocal Exchanges Total	$104,406	$80,978	$285,779	$158,148

Total	$1,204,311	$931,459	$3,593,289	$2,598,160

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Premium Written	2017	2016	2017	2016
Property and Casualty
Personal Auto	$318,773	$344,605	$1,387,024	$977,212
Homeowners	(18,881)	120,242	217,590	276,677
RV/Packaged	49,547	42,705	146,256	128,582
Small Business Auto	43,505	66,790	195,577	174,731
Lender-placed insurance	70,581	99,824	229,938	317,206
Other	4,299	5,778	17,871	14,252
Property and Casualty	$467,824	$679,944	$2,194,256	$1,888,660
Accident and Health	110,197	87,375	409,560	321,565
NGHC Total	$578,021	$767,319	$2,603,816	$2,210,225

Reciprocal Exchanges
Personal Auto	$12,533	$15,047	$51,240	$28,500
Homeowners	30,497	22,948	83,887	46,483
Other	503	1,071	1,350	3,213
Reciprocal Exchanges Total	$43,533	$39,066	$136,477	$78,196

Total	$621,554	$806,385	$2,740,293	$2,288,421

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premium	2017	2016	2017	2016
Property and Casualty
Personal Auto	$428,112	$312,654	$1,377,752	$875,480
Homeowners	68,042	100,875	282,741	256,870
RV/Packaged	45,742	40,727	129,706	117,261
Small Business Auto	60,013	59,791	193,578	155,105
Lender-placed insurance	79,048	103,751	241,990	335,076
Other	5,639	11,463	17,685	18,519
Property and Casualty	$686,596	$629,261	$2,243,452	$1,758,311
Accident and Health	135,727	105,082	399,505	307,864
NGHC Total	$822,323	$734,343	$2,642,957	$2,066,175

Reciprocal Exchanges
Personal Auto	$15,167	$13,860	$48,523	$26,840
Homeowners	26,382	20,275	73,533	39,879
Other	429	1,372	1,210	4,816
Reciprocal Exchanges Total	$41,978	$35,507	$123,266	$71,535

Total	$864,301	$769,850	$2,766,223	$2,137,710

17. Subsequent Event

In October 2017, wildfires impacted Northern California. The Company’s initial assessment of the impact is approximately $40,000 - $45,000 in losses, net of reinsurance and excluding reinstatement premiums.

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

We manage our business through two segments: Property and Casualty (“P&C”) and Accident and Health (“A&H”). We transact business primarily through our twenty-two regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Louisiana, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

The operating results of property and casualty insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our P&C insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. In addition, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather. 2017 operating results have been negatively impacted by losses resulting from severe weather, including Hurricanes Harvey, Irma and Maria, and the operating results for the fourth quarter will be impacted by losses from Northern California wildfires.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2017, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.9x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $83.0 million and $76.9 million for the nine months ended September 30, 2017 and 2016, respectively. We held 9.8% and 7.2% of total invested assets in cash, cash equivalents and restricted cash as of September 30, 2017 and December 31, 2016, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves. As of September 30, 2017 and December 31, 2016, our reserves, net of reinsurance recoverables on unpaid losses, were $1.5 billion and $1.4 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income and service and fee income in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)” below.

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

For more information related to recent accounting pronouncements that we adopted during the nine months ended September 30, 2017, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,100,706	$104,406	$(801)	$1,204,311	$851,371	$80,978	$(890)	$931,459
Ceded premiums	(522,685)	(60,873)	801	(582,757)	(84,052)	(41,912)	890	(125,074)
Net premium written	$578,021	$43,533	$—	$621,554	$767,319	$39,066	$—	$806,385
Change in unearned premium	244,302	(1,555)	—	242,747	(32,976)	(3,559)	—	(36,535)
Net earned premium	$822,323	$41,978	$—	$864,301	$734,343	$35,507	$—	$769,850
Ceding commission income	30,901	19,201	—	50,102	2,136	12,461	—	14,597
Service and fee income	133,057	4,084	(14,615)	122,526	105,636	1,360	(11,334)	95,662
Total underwriting revenues	$986,281	$65,263	$(14,615)	$1,036,929	$842,115	$49,328	$(11,334)	$880,109
Underwriting expenses:
Loss and loss adjustment expense	624,362	26,856	—	651,218	491,948	17,905	—	509,853
Acquisition costs and other underwriting expenses	146,469	17,116	—	163,585	135,057	5,683	—	140,740
General and administrative expenses	209,923	18,819	(14,615)	214,127	185,615	24,456	(11,334)	198,737
Total underwriting expenses	$980,754	$62,791	$(14,615)	$1,028,930	$812,620	$48,044	$(11,334)	$849,330
Underwriting income	$5,527	$2,472	$—	$7,999	$29,495	$1,284	$—	$30,779
Net investment income	27,423	2,189	(2,465)	27,147	26,368	3,405	(2,097)	27,676
Net gain (loss) on investments	47,659	(54)	—	47,605	(11,105)	96	—	(11,009)
Other expense	(3,901)	—	—	(3,901)	—	—	—	—
Earnings (losses) of equity method investments	(4,297)	—	—	(4,297)	2,953	—	—	2,953
Interest expense	(11,495)	(2,465)	2,465	(11,495)	(10,455)	(2,097)	2,097	(10,455)
Income before provision (benefit) for income taxes	$60,916	$2,142	$—	$63,058	$37,256	$2,688	$—	$39,944
Less: Provision (benefit) for income taxes	6,867	831	—	7,698	9,090	(285)	—	8,805
Net income	$54,049	$1,311	$—	$55,360	$28,166	$2,973	$—	$31,139
Less: Net (income) attributable to non-controlling interest	—	(1,311)	—	(1,311)	(36)	(2,973)	—	(3,009)
Net income attributable NGHC	$54,049	$—	$—	$54,049	$28,130	$—	$—	$28,130
Net loss ratio	75.9%	64.0%		75.3%	67.0%	50.4%		66.2%
Net operating expense ratio (non-GAAP)	23.4%	30.1%		23.7%	29.0%	46.0%		29.8%
Net combined ratio (non-GAAP)	99.3%	94.1%		99.0%	96.0%	96.4%		96.0%

	Three Months Ended September 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$992,249	$65,256	$(17,080)	$1,040,425	$823,075	$50,141	$(13,431)	$859,785
Less: Loss and loss adjustment expense	624,362	26,856	—	651,218	491,948	17,905	—	509,853
Less: Interest expense	11,495	2,465	(2,465)	11,495	10,455	2,097	(2,097)	10,455
Less: Ceding commission income	30,901	19,201	—	50,102	2,136	12,461	—	14,597
Less: Service and fee income	133,057	4,084	(14,615)	122,526	105,636	1,360	(11,334)	95,662
Net operating expense	$192,434	$12,650	$—	$205,084	$212,900	$16,318	$—	$229,218
Net earned premium	$822,323	$41,978	$—	$864,301	$734,343	$35,507	$—	$769,850
Net operating expense ratio (non-GAAP)	23.4%	30.1%		23.7%	29.0%	46.0%		29.8%

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$3,309,912	$285,779	$(2,402)	$3,593,289	$2,441,613	$158,148	$(1,601)	$2,598,160
Ceded premiums	(706,096)	(149,302)	2,402	(852,996)	(231,388)	(79,952)	1,601	(309,739)
Net premium written	$2,603,816	$136,477	$—	$2,740,293	$2,210,225	$78,196	$—	$2,288,421
Change in unearned premium	39,141	(13,211)	—	25,930	(144,050)	(6,661)	—	(150,711)
Net earned premium	$2,642,957	$123,266	$—	$2,766,223	$2,066,175	$71,535	$—	$2,137,710
Ceding commission income (loss)	37,047	54,557	—	91,604	(2,964)	27,370	—	24,406
Service and fee income	406,482	7,658	(40,496)	373,644	302,209	2,555	(22,141)	282,623
Total underwriting revenues	$3,086,486	$185,481	$(40,496)	$3,231,471	$2,365,420	$101,460	$(22,141)	$2,444,739
Underwriting expenses:
Loss and loss adjustment expense	1,889,174	88,776	—	1,977,950	1,355,620	35,641	—	1,391,261
Acquisition costs and other underwriting expenses	480,845	46,836	—	527,681	356,343	6,176	(6)	362,513
General and administrative expenses	658,871	62,431	(40,496)	680,806	538,902	49,717	(22,135)	566,484
Total underwriting expenses	$3,028,890	$198,043	$(40,496)	$3,186,437	$2,250,865	$91,534	$(22,141)	$2,320,258
Underwriting income (loss)	$57,596	$(12,562)	$—	$45,034	$114,555	$9,926	$—	$124,481
Net investment income	82,872	7,220	(7,109)	82,983	75,399	5,653	(4,178)	76,874
Net gain (loss) on investments	39,785	6,133	—	45,918	(2,933)	237	—	(2,696)
Other expense	(198)	—	—	(198)	—	—	—	—
Earnings (losses) of equity method investments	(18,258)	—	—	(18,258)	16,991	—	—	16,991
Interest expense	(34,590)	(7,109)	7,109	(34,590)	(28,535)	(4,178)	4,178	(28,535)
Income (loss) before provision (benefit) for income taxes	$127,207	$(6,318)	$—	$120,889	$175,477	$11,638	$—	$187,115
Less: Provision (benefit) for income taxes	28,373	(1,345)	—	27,028	41,998	(559)	—	41,439
Net income (loss)	$98,834	$(4,973)	$—	$93,861	$133,479	$12,197	$—	$145,676
Less: Net (income) loss attributable to non-controlling interest	—	4,973	—	4,973	(52)	(12,197)	—	(12,249)
Net income attributable NGHC	$98,834	$—	$—	$98,834	$133,427	$—	$—	$133,427
Net loss ratio	71.5%	72.0%		71.5%	65.6%	49.8%		65.1%
Net operating expense ratio (non-GAAP)	26.3%	38.2%		26.9%	28.8%	36.3%		29.1%
Net combined ratio (non-GAAP)	97.8%	110.2%		98.4%	94.4%	86.1%		94.2%

	Nine Months Ended September 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$3,063,480	$205,152	$(47,605)	$3,221,027	$2,279,400	$95,712	$(26,319)	$2,348,793
Less: Loss and loss adjustment expense	1,889,174	88,776	—	1,977,950	1,355,620	35,641	—	1,391,261
Less: Interest expense	34,590	7,109	(7,109)	34,590	28,535	4,178	(4,178)	28,535
Less: Ceding commission income (loss)	37,047	54,557	—	91,604	(2,964)	27,370	—	24,406
Less: Service and fee income	406,482	7,658	(40,496)	373,644	302,209	2,555	(22,141)	282,623
Net operating expense	$696,187	$47,052	$—	$743,239	$596,000	$25,968	$—	$621,968
Net earned premium	$2,642,957	$123,266	$—	$2,766,223	$2,066,175	$71,535	$—	$2,137,710
Net operating expense ratio (non-GAAP)	26.3%	38.2%		26.9%	28.8%	36.3%		29.1%

Effective July 1, 2017, we entered into an auto quota share agreement, pursuant to which we cede 15.0% of net liability under our auto policies to third party reinsurers and into a homeowners quota share agreement, pursuant to which we cede 29.6% of net liability under homeowners policies to third party reinsurers (collectively, the “Quota Shares”). Ceded premium under the Quota Shares for the three and the nine months ended September 30, 2017 includes both ceded premiums on policies in force as of July 1, 2017 ($265.9 million) and ceded premiums for the three months ended September 30, 2017 ($151.3 million). See “Reinsurance” below for additional information.

During 2016, we entered into a number of acquisitions and other transactions, including the following: (i) in November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”), (ii) in October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company, an Illinois-based property and casualty insurance company (“SPCIC”) and (iii) in June 2016, we closed on the acquisition of Century-National Insurance Company, a California-based property and casualty insurance company and Western General, a California corporation (“Century-National”). In addition, in the first quarter of 2016, the Reciprocal Exchanges were deconsolidated at January 1, 2016, and subsequently reconsolidated at March 31, 2016.

As a result of these transactions, comparisons between the three and nine months ended September 30, 2017 and 2016 results will be less meaningful. Other than Direct General, all these transactions impacted our P&C segment only.

Consolidated Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $272.9 million, or 29.3%, from $931.5 million for the three months ended September 30, 2016 to $1,204.3 million for the three months ended September 30, 2017, due to an increase of $249.2 million from the P&C segment as a result of the acquisitions of Direct General ($96.1 million), SPCIC ($11.8 million), from organic growth ($138.7 million) and the Reciprocal Exchanges ($23.4 million), partially offset by a decline in lender-placed premiums ($20.8 million); and an increase of $23.6 million from the A&H segment, primarily from domestic organic growth ($22.7 million).

Net premium written. Net premium written decreased by $184.8 million, or 22.9%, from $806.4 million for the three months ended September 30, 2016 to $621.6 million for the three months ended September 30, 2017. Net premium written for the P&C segment decreased by $207.7 million for the three months ended September 30, 2017 compared to the same period in 2016, as a result of the Quota Shares ($417.2 million) and a decline in lender-placed premiums ($18.5 million), partially offset by an increase from the acquisitions of Direct General ($94.0 million) and SPCIC ($11.7 million), from organic growth ($118.0 million) and the Reciprocal Exchanges ($4.5 million). Net premium written for the A&H segment increased by $22.8 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily from domestic organic growth ($21.8 million).

Net earned premium. Net earned premium increased by $94.5 million, or 12.3%, from $769.9 million for the three months ended September 30, 2016 to $864.3 million for the three months ended September 30, 2017. The increase by segment was: P&C $63.8 million and A&H $30.6 million. The increase in the P&C segment was attributable to the acquisitions of Direct General ($102.6 million) and SPCIC ($11.9 million), from organic growth ($104.8 million) and the Reciprocal Exchanges ($6.5 million), partially offset by the Quota Shares ($140.9 million) and a decline in lender-placed premiums ($20.9 million). The increase in the A&H segment was primarily from domestic organic growth ($21.5 million).

Ceding commission income. Ceding commission income increased by $35.5 million from $14.6 million for the three months ended September 30, 2016 to $50.1 million for the three months ended September 30, 2017, mainly driven by an increase in the P&C segment primarily from the Quota Shares ($27.7 million).

Service and fee income. Service and fee income increased by $26.9 million, or 28.1%, from $95.7 million for the three months ended September 30, 2016 to $122.5 million for the three months ended September 30, 2017. The increase was attributable to the P&C segment ($34.5 million), primarily resulting from the acquisition of Direct General ($23.5 million), partially offset by the A&H segment ($7.7 million).

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$35,507	$31,478	$4,029	12.8%
Finance and processing fees	26,190	23,577	2,613	11.1%
Installment fees	20,938	9,826	11,112	113.1%
Group health administrative fees	15,611	17,222	(1,611)	(9.4)%
Late payment fees	10,455	4,275	6,180	144.6%
Other	13,825	9,284	4,541	48.9%
Total	$122,526	$95,662	$26,864	28.1%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $141.4 million, or 27.7%, from $509.9 million for the three months ended September 30, 2016 to $651.2 million for the three months ended September 30, 2017, primarily reflecting the acquisition of Direct General ($74.2 million), increased premiums from organic growth ($122.5 million), significant catastrophe losses in 2017 compared to 2016 ($33.7 million) and the Reciprocal Exchanges ($9.0 million), partially offset by the Quota Shares ($101.8 million). The changes by segment were: P&C - increased by $123.0 million and A&H - increased by $18.3 million.

Loss and LAE for the three months ended September 30, 2017 included $9.1 million of unfavorable development on prior accident year loss and LAE reserves. The $6.3 million of unfavorable development in the P&C segment was primarily driven by unfavorable development in our auto liability business and the $2.7 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our international A&H business. Loss and LAE for the three months ended September 30, 2016 included $3.3 million of favorable development on prior accident year loss and LAE reserves. The $3.8 million of favorable development in the P&C segment was driven by favorable development in our lender-placed insurance business and the Reciprocal Exchanges, while $0.5 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our domestic A&H business.

Our consolidated net loss ratio increased from 66.2% for the three months ended September 30, 2016 to 75.3% for the three months ended September 30, 2017, with a higher P&C net loss ratio and a lower A&H net loss ratio in 2017 compared to 2016. Loss and loss adjustment expense and net loss ratio for the three months ended September 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the three months ended September 30, 2016 were recorded within general and administrative expenses. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $22.8 million, or 16.2%, from $140.7 million for the three months ended September 30, 2016 to $163.6 million for the three months ended September 30, 2017, mainly due to an increase of $21.9 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($8.9 million) and Century-National ($12.2 million), from organic growth ($9.0 million) and the Reciprocal Exchanges ($11.4 million), partially offset by the Quota Shares ($21.7 million).

General and administrative expenses. General and administrative expenses increased by $15.4 million, or 7.7%, from $198.7 million for the three months ended September 30, 2016 to $214.1 million for the three months ended September 30, 2017, due to an increase of $9.3 million in the P&C segment, primarily as a result of the acquisition of Direct General ($41.8 million) and an increase from organic growth ($17.0 million), partially offset by reclassified claims handling costs ($32.2 million), the Reciprocal Exchanges ($8.9 million) and a decrease in transition related expenses in the lender-placed business ($12.2 million); and an increase of $6.1 million in the A&H segment. General and administrative expenses for the three months ended September 30, 2016 include $32.2 million ($4.0 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the three months ended September 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $24.1 million, or 10.5%, from $229.2 million for the three months ended September 30, 2016 to $205.1 million for the three months ended September 30, 2017, due to a decrease of $39.0 million in the P&C segment, partially offset by an increase of $14.9 million in the A&H segment.

The consolidated net operating expense ratio decreased from 29.8% for the three months ended September 30, 2016 to 23.7% for the three months ended September 30, 2017. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.4% and 29.0% for the three months ended September 30, 2017 and 2016, respectively. The Reciprocal Exchanges’ net operating expense ratio was 30.1% and 46.0% for the three months ended September 30, 2017 and 2016, respectively. Net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income decreased by $0.5 million from $27.7 million for the three months ended September 30, 2016 to $27.1 million for the three months ended September 30, 2017.

Net gain (loss) on investments. Net gain (loss) on investments increased by $58.6 million from a $11.0 million loss for the three months ended September 30, 2016 to a $47.6 million gain for the three months ended September 30, 2017. The increase was mainly attributable to gains in our investing portfolio ($35.7 million) and no impairment losses in the third quarter of 2017.

Earnings (losses) of equity method investments. Earnings (losses) of equity method investments decreased by $7.3 million from $3.0 million income for the three months ended September 30, 2016 to a $4.3 million loss for the three months ended September 30, 2017. The decrease was primarily attributable to losses in our investments in certain real estate joint ventures.

Interest expense. Interest expense for the three months ended September 30, 2017 and 2016 was $11.5 million and $10.5 million, respectively.

Provision for income taxes. Income tax expense decreased by $1.1 million from $8.8 million for the three months ended September 30, 2016, reflecting an effective tax rate of 23.8%, to $7.7 million for the three months ended September 30, 2017, reflecting an effective tax rate of 11.4%. The decrease in the effective tax rate was primarily driven by the reduction of our estimate of annual pre-tax income due to significant catastrophe losses in 2017.

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $995.1 million, or 38.3%, from $2,598.2 million for the nine months ended September 30, 2016 to $3,593.3 million for the nine months ended September 30, 2017, due to an increase of $906.3 million from the P&C segment as a result of the acquisitions of Direct General ($336.9 million), SPCIC ($35.0 million) and Century-National ($81.9 million), from organic growth ($399.2 million) and the consolidation of the Reciprocal Exchanges ($127.6 million), partially offset by a decline in lender-placed premiums ($74.3 million); and an increase of $88.8 million from the A&H segment as a result of the acquisition of Direct General ($9.6 million) and organic growth, both domestic ($71.1 million) and international ($8.1 million).

Net premium written. Net premium written increased by $451.9 million, or 19.7%, from $2,288.4 million for the nine months ended September 30, 2016 to $2,740.3 million for the nine months ended September 30, 2017. Net premium written for the P&C segment increased by $363.9 million for the nine months ended September 30, 2017 compared to the same period in 2016, as a result of the acquisitions of Direct General ($332.8 million), SPCIC ($34.8 million) and Century-National ($69.2 million), from organic growth ($362.5 million) and the consolidation of the Reciprocal Exchanges ($58.3 million), partially offset by the Quota Shares ($417.2 million) and a decline in lender-placed premiums ($76.5 million). Net premium written for the A&H segment increased by $88.0 million for the nine months ended September 30, 2017 compared to the same period in 2016, as a result of the acquisition of Direct General ($9.6 million) and organic growth, both domestic ($70.2 million) and international ($8.1 million).

Net earned premium. Net earned premium increased by $628.5 million, or 29.4%, from $2,137.7 million for the nine months ended September 30, 2016 to $2,766.2 million for the nine months ended September 30, 2017. The increase by segment was: P&C $536.9 million and A&H $91.6 million. The increase in the P&C segment was attributable to the acquisitions of Direct General ($318.5 million), SPCIC ($35.9 million) and Century-National ($91.8 million), from organic growth ($269.2 million) and the consolidation of the Reciprocal Exchanges ($51.7 million), partially offset by the Quota Shares ($140.9 million) and a decline in lender-placed premiums ($89.3 million). The increase in the A&H segment was due to the acquisition of Direct General ($9.9 million) and organic growth, both domestic ($69.7 million) and international ($12.1 million).

Ceding commission income (loss). Ceding commission income increased by $67.2 million from $24.4 million for the nine months ended September 30, 2016 to $91.6 million for the nine months ended September 30, 2017, mainly driven by an increase in the P&C segment primarily from the Quota Shares ($27.7 million) and the consolidation of the Reciprocal Exchanges ($27.2 million).

Service and fee income. Service and fee income increased by $91.0 million, or 32.2%, from $282.6 million for the nine months ended September 30, 2016 to $373.6 million for the nine months ended September 30, 2017. The increase was attributable to the P&C segment ($95.7 million), primarily resulting from the acquisition of Direct General ($80.1 million), partially offset by the A&H segment ($4.7 million).

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$118,357	$88,313	$30,044	34.0%
Finance and processing fees	79,108	64,581	14,527	22.5%
Installment fees	59,623	27,748	31,875	114.9%
Group health administrative fees	45,619	53,928	(8,309)	(15.4)%
Late payment fees	35,124	11,054	24,070	217.7%
Other	35,813	36,999	(1,186)	(3.2)%
Total	$373,644	$282,623	$91,021	32.2%
Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $586.7 million, or 42.2%, from $1,391.3 million for the nine months ended September 30, 2016 to $1,978.0 million for the nine months ended September 30, 2017, reflecting the acquisitions of Direct General ($223.0 million), SPCIC ($28.1 million) and Century-National ($29.7 million), increased premiums from organic growth ($319.3 million), significant catastrophe losses in 2017 compared to 2016 ($35.2 million) and the consolidation of the Reciprocal Exchanges ($53.1 million), partially offset by the Quota Shares ($101.8 million). The changes by segment were: P&C - increased by $571.8 million and A&H - increased by $14.9 million.

Loss and LAE for the nine months ended September 30, 2017 included $4.4 million of favorable development on prior accident year loss and LAE reserves. The $5.7 million of unfavorable development in the P&C segment (including $1.4 million of favorable development for the Reciprocal Exchanges) was primarily driven by unfavorable development in our auto liability business and the $10.1 million of favorable development in the A&H segment was primarily driven by favorable development in our domestic A&H business. Loss and LAE for the nine months ended September 30, 2016 included $8.2 million of favorable development on prior accident year loss and LAE reserves. The $11.3 million of favorable development in the P&C segment was driven by favorable development in our lender-placed insurance business and the Reciprocal Exchanges, while $3.1 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in our domestic A&H business.

Our consolidated net loss ratio increased from 65.1% for the nine months ended September 30, 2016 to 71.5% for the nine months ended September 30, 2017, with a higher P&C net loss ratio and a lower A&H net loss ratio in in 2017 compared to 2016. Loss and loss adjustment expense and net loss ratio for the nine months ended September 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the nine months ended September 30, 2016 were recorded within general and administrative expenses. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $165.2 million, or 45.6%, from $362.5 million for the nine months ended September 30, 2016 to $527.7 million for the nine months ended September 30, 2017, due to an increase of $134.3 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($32.0 million) and Century-National ($36.3 million), from organic growth ($42.4 million) and the consolidation of the Reciprocal Exchanges ($40.7 million), partially offset by the Quota Shares ($21.7 million); and an increase of $30.9 million in the A&H segment, primarily from organic growth, both domestic and international ($28.5 million).

General and administrative expenses. General and administrative expenses increased by $114.3 million, or 20.2%, from $566.5 million for the nine months ended September 30, 2016 to $680.8 million for the nine months ended September 30, 2017, due to an increase of $85.7 million in the P&C segment, primarily as a result of the acquisition of Direct General ($139.9 million) and an increase from organic growth ($53.1 million), partially offset by reclassified claims handling costs ($88.1 million) and a decrease in transition related expenses in the lender-placed business ($25.6 million); and an increase of $28.7 million in the A&H segment, primarily due to additional costs from organic growth, both domestic and international ($19.7 million). General and administrative expenses for the nine months ended September 30, 2016 include $88.1 million ($7.9 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the nine months ended September 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $121.3 million, or 19.5%, from $622.0 million for the nine months ended September 30, 2016 to $743.2 million for the nine months ended September 30, 2017, due to an increase of $56.8 million in the P&C segment and an increase of $64.5 million in the A&H segment.

The consolidated net operating expense ratio decreased from 29.1% for the nine months ended September 30, 2016 to 26.9% for the nine months ended September 30, 2017. Excluding the Reciprocal Exchanges, the net operating expense ratio was 26.3% and 28.8% for the nine months ended September 30, 2017 and 2016, respectively. The Reciprocal Exchanges’ net operating expense ratio was 38.2% and 36.3% for the nine months ended September 30, 2017 and 2016, respectively. Net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $6.1 million, or 7.9%, from $76.9 million for the nine months ended September 30, 2016 to $83.0 million for the nine months ended September 30, 2017. The increase was mainly attributable to an approximately 3.8% increase in our invested assets balance from September 30, 2016.

Net gain (loss) on investments. Net gain (loss) on investments increased by $48.6 million from a $2.7 million loss for the nine months ended September 30, 2016 to a $45.9 million gain for the nine months ended September 30, 2017. The increase was mainly attributable to gains in our fixed maturities portfolio ($27.1 million) and insignificant impairment losses in 2017.

Earnings (losses) of equity method investments. Earnings (losses) of equity method investments decreased by $35.2 million from $17.0 million income for the nine months ended September 30, 2016 to a $18.3 million loss for the nine months ended September 30, 2017. The decrease was primarily attributable to losses recorded based on our proportionate share of investments in certain real estate joint ventures.

Interest expense. Interest expense for the nine months ended September 30, 2017 and 2016 was $34.6 million and $28.5 million, respectively. The increase of $6.1 million was primarily due to interest payable under our credit facility and debt assumed from our recent acquisitions.

Provision for income taxes. Income tax expense decreased by $14.4 million from $41.4 million for the nine months ended September 30, 2016, reflecting an effective tax rate of 24.4%, to $27.0 million for the nine months ended September 30, 2017, reflecting an effective tax rate of 19.4%. The decrease in consolidated tax expense and the effective tax rate was primarily driven by the reduction of our estimate of annual pre-tax income due to significant catastrophe losses in 2017.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$979,440	$104,406	$(801)	$1,083,045	$753,747	$80,978	$(890)	$833,835
Ceded premiums	(511,616)	(60,873)	801	(571,688)	(73,803)	(41,912)	890	(114,825)
Net premium written	$467,824	$43,533	$—	$511,357	$679,944	$39,066	$—	$719,010
Change in unearned premium	218,772	(1,555)	—	217,217	(50,683)	(3,559)	—	(54,242)
Net earned premium	$686,596	$41,978	$—	$728,574	$629,261	$35,507	$—	$664,768
Ceding commission income	30,675	19,201	—	49,876	1,809	12,461	—	14,270
Service and fee income	100,565	4,084	(14,615)	90,034	65,478	1,360	(11,334)	55,504
Total underwriting revenues	$817,836	$65,263	$(14,615)	$868,484	$696,548	$49,328	$(11,334)	$734,542
Underwriting expenses:
Loss and loss adjustment expense	528,875	26,856	—	555,731	414,801	17,905	—	432,706
Acquisition costs and other underwriting expenses	112,643	17,116	—	129,759	102,221	5,683	—	107,904
General and administrative expenses	171,460	18,819	(14,615)	175,664	153,246	24,456	(11,334)	166,368
Total underwriting expenses	$812,978	$62,791	$(14,615)	$861,154	$670,268	$48,044	$(11,334)	$706,978
Underwriting income	$4,858	$2,472	$—	$7,330	$26,280	$1,284	$—	$27,564
Net loss ratio	77.0%	64.0%		76.3%	65.9%	50.4%		65.1%
Net operating expense ratio (non-GAAP)	22.3%	30.1%		22.7%	29.9%	46.0%		30.8%
Net combined ratio (non-GAAP)	99.3%	94.1%		99.0%	95.8%	96.4%		95.9%

	Three Months Ended September 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$812,978	$62,791	$(14,615)	$861,154	$670,268	$48,044	$(11,334)	$706,978
Less: Loss and loss adjustment expense	528,875	26,856	—	555,731	414,801	17,905	—	432,706
Less: Ceding commission income	30,675	19,201	—	49,876	1,809	12,461	—	14,270
Less: Service and fee income	100,565	4,084	(14,615)	90,034	65,478	1,360	(11,334)	55,504
Net operating expense	$152,863	$12,650	$—	$165,513	$188,180	$16,318	$—	$204,498
Net earned premium	$686,596	$41,978	$—	$728,574	$629,261	$35,507	$—	$664,768
Net operating expense ratio (non-GAAP)	22.3%	30.1%		22.7%	29.9%	46.0%		30.8%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,865,717	$285,779	$(2,402)	$3,149,094	$2,086,241	$158,148	$(1,601)	$2,242,788
Ceded premiums	(671,461)	(149,302)	2,402	(818,361)	(197,581)	(79,952)	1,601	(275,932)
Net premium written	$2,194,256	$136,477	$—	$2,330,733	$1,888,660	$78,196	$—	$1,966,856
Change in unearned premium	49,196	(13,211)	—	35,985	(130,349)	(6,661)	—	(137,010)
Net earned premium	$2,243,452	$123,266	$—	$2,366,718	$1,758,311	$71,535	$—	$1,829,846
Ceding commission income (loss)	36,263	54,557	—	90,820	(4,019)	27,370	—	23,351
Service and fee income	298,674	7,658	(40,496)	265,836	189,739	2,555	(22,141)	170,153
Total underwriting revenues	$2,578,389	$185,481	$(40,496)	$2,723,374	$1,944,031	$101,460	$(22,141)	$2,023,350
Underwriting expenses:
Loss and loss adjustment expense	1,642,053	88,776	—	1,730,829	1,123,353	35,641	—	1,158,994
Acquisition costs and other underwriting expenses	368,770	46,836	—	415,606	275,171	6,176	(6)	281,341
General and administrative expenses	536,353	62,431	(40,496)	558,288	445,053	49,717	(22,135)	472,635
Total underwriting expenses	$2,547,176	$198,043	$(40,496)	$2,704,723	$1,843,577	$91,534	$(22,141)	$1,912,970
Underwriting income (loss)	$31,213	$(12,562)	$—	$18,651	$100,454	$9,926	$—	$110,380
Net loss ratio	73.2%	72.0%		73.1%	63.9%	49.8%		63.3%
Net operating expense ratio (non-GAAP)	25.4%	38.2%		26.1%	30.4%	36.3%		30.6%
Net combined ratio (non-GAAP)	98.6%	110.2%		99.2%	94.3%	86.1%		93.9%

	Nine Months Ended September 30,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$2,547,176	$198,043	$(40,496)	$2,704,723	$1,843,577	$91,534	$(22,141)	$1,912,970
Less: Loss and loss adjustment expense	1,642,053	88,776	—	1,730,829	1,123,353	35,641	—	1,158,994
Less: Ceding commission income (loss)	36,263	54,557	—	90,820	(4,019)	27,370	—	23,351
Less: Service and fee income	298,674	7,658	(40,496)	265,836	189,739	2,555	(22,141)	170,153
Net operating expense	$570,186	$47,052	$—	$617,238	$534,504	$25,968	$—	$560,472
Net earned premium	$2,243,452	$123,266	$—	$2,366,718	$1,758,311	$71,535	$—	$1,829,846
Net operating expense ratio (non-GAAP)	25.4%	38.2%		26.1%	30.4%	36.3%		30.6%

P&C Segment Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $249.2 million, or 29.9%, from $833.8 million for the three months ended September 30, 2016 to $1,083.0 million for the three months ended September 30, 2017, as a result of the acquisitions of Direct General ($96.1 million), SPCIC ($11.8 million), from organic growth ($138.7 million) and the Reciprocal Exchanges ($23.4 million), partially offset by a decline in lender-placed premiums ($20.8 million).

Net premium written. Net premium written decreased by $207.7 million, or 28.9%, from $719.0 million for the three months ended September 30, 2016 to $511.4 million for the three months ended September 30, 2017, as a result of the Quota Shares ($417.2 million) and a decline in lender-placed premiums ($18.5 million), partially offset by an increase from the acquisitions of Direct General ($94.0 million) and SPCIC ($11.7 million), from organic growth ($118.0 million) and the Reciprocal Exchanges ($4.5 million).

Net earned premium. Net earned premium increased by $63.8 million, or 9.6%, from $664.8 million for the three months ended September 30, 2016 to $728.6 million for the three months ended September 30, 2017, attributable to the acquisitions of

Direct General ($102.6 million) and SPCIC ($11.9 million), from organic growth ($104.8 million) and the Reciprocal Exchanges ($6.5 million), partially offset by the Quota Shares ($140.9 million) and a decline in lender-placed premiums ($20.9 million).

Ceding commission income. Ceding commission income increased by $35.6 million from $14.3 million for the three months ended September 30, 2016 to $49.9 million for the three months ended September 30, 2017, primarily driven by the Quota Shares ($27.7 million).

Service and fee income. Service and fee income increased by $34.5 million, or 62.2%, from $55.5 million for the three months ended September 30, 2016 to $90.0 million for the three months ended September 30, 2017, primarily resulting from the acquisition of Direct General ($23.5 million).

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $123.0 million, or 28.4%, from $432.7 million for the three months ended September 30, 2016 to $555.7 million for the three months ended September 30, 2017, primarily reflecting the acquisition of Direct General ($73.9 million), increased premiums from organic growth ($104.4 million), significant catastrophe losses in 2017 compared to 2016 ($33.7 million) and the Reciprocal Exchanges ($9.0 million), partially offset by the Quota Shares ($101.8 million).

Our P&C net loss ratio, which includes the Reciprocal Exchanges, increased from 65.1% for the three months ended September 30, 2016 to 76.3% for the three months ended September 30, 2017, primarily due to the prospective reclassification of claims handling costs in 2017, significant catastrophe losses in 2017 compared to the same period in 2016, a decline in lender-placed premiums and higher catastrophe losses in the Reciprocal Exchanges in 2017 compared to 2016, partially offset by the Quota Shares.

Excluding the Reciprocal Exchanges, the net loss ratio was 77.0% and 65.9% for the three months ended September 30, 2017 and 2016, respectively. Significant catastrophe losses for the three months ended September 30, 2017 compared to 2016 represented an increase of 4.6 points in net loss ratio. The Reciprocal Exchanges’ net loss ratio was 64.0% and 50.4% for the three months ended September 30, 2017 and 2016, respectively, with the 2017 increase primarily due to significant catastrophe losses.

Loss and loss adjustment expense and net loss ratio for the three months ended September 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the three months ended September 30, 2016 were recorded within general and administrative expenses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $21.9 million, or 20.3%, from $107.9 million for the three months ended September 30, 2016 to $129.8 million for the three months ended September 30, 2017, primarily as a result of the acquisitions of Direct General ($8.9 million) and Century-National ($12.2 million), from organic growth ($9.0 million) and the Reciprocal Exchanges ($11.4 million), partially offset by the Quota Shares ($21.7 million).

General and administrative expenses. General and administrative expenses increased by $9.3 million, or 5.6%, from $166.4 million for the three months ended September 30, 2016 to $175.7 million for the three months ended September 30, 2017, primarily as a result of the acquisition of Direct General ($41.8 million) and an increase from organic growth ($17.0 million), partially offset by reclassified claims handling costs ($32.2 million), the Reciprocal Exchanges ($8.9 million) and a decrease in transition related expenses in the lender-placed business ($12.2 million). General and administrative expenses for the three months ended September 30, 2016 include $32.2 million ($4.0 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the three months ended September 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $39.0 million, or 19.1%, from $204.5 million for the three months ended September 30, 2016 to $165.5 million for the three months ended September 30, 2017, primarily as a result of our 2016 acquisitions, organic growth and commission income from the Quota Shares, partially offset by the prospective reclassification of claims handling costs and a reduction in transition related expenses in the lender-placed business. Our P&C net operating expense ratio decreased from 30.8% for the three months ended September 30, 2016 to 22.7% for the three months ended September 30, 2017, primarily as a result of higher net earned premium in 2017 compared to 2016.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased by $20.2 million from $27.6 million for the three months ended September 30, 2016 to $7.3 million for the three months ended September 30, 2017. Our P&C net combined ratio increased from 95.9% for the three months ended September 30, 2016 to 99.0% for the three months ended September 30, 2017, with a higher net loss ratio in 2017 compared to 2016 as a result of significant catastrophe losses.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $906.3 million, or 40.4%, from $2,242.8 million for the nine months ended September 30, 2016 to $3,149.1 million for the nine months ended September 30, 2017, as a result of the acquisitions of Direct General ($336.9 million), SPCIC ($35.0 million) and Century-National ($81.9 million), from organic growth ($399.2 million) and the consolidation of the Reciprocal Exchanges ($127.6 million), partially offset by a decline in lender-placed premiums ($74.3 million).

Net premium written. Net premium written increased by $363.9 million, or 18.5%, from $1,966.9 million for the nine months ended September 30, 2016 to $2,330.7 million for the nine months ended September 30, 2017, as a result of the acquisitions of Direct General ($332.8 million), SPCIC ($34.8 million) and Century-National ($69.2 million), from organic growth ($362.5 million) and the consolidation of the Reciprocal Exchanges ($58.3 million), partially offset by the Quota Shares ($417.2 million) and a decline in lender-placed premiums ($76.5 million).

Net earned premium. Net earned premium increased by $536.9 million, or 29.3%, from $1,829.8 million for the nine months ended September 30, 2016 to $2,366.7 million for the nine months ended September 30, 2017, attributable to the acquisitions of Direct General ($318.5 million), SPCIC ($35.9 million) and Century-National ($91.8 million), from organic growth ($269.2 million) and the consolidation of the Reciprocal Exchanges ($51.7 million), partially offset by the Quota Shares ($140.9 million) and a decline in lender-placed premiums ($89.3 million).

Ceding commission income (loss). Ceding commission income increased by $67.5 million from $23.4 million for the nine months ended September 30, 2016 to $90.8 million for the nine months ended September 30, 2017, primarily from the Quota Shares ($27.7 million) and the consolidation of the Reciprocal Exchanges ($27.2 million).

Service and fee income. Service and fee income increased by $95.7 million, or 56.2%, from $170.2 million for the nine months ended September 30, 2016 to $265.8 million for the nine months ended September 30, 2017, primarily resulting from the acquisition of Direct General ($80.1 million).

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $571.8 million, or 49.3%, from $1,159.0 million for the nine months ended September 30, 2016 to $1,730.8 million for the nine months ended September 30, 2017, reflecting the acquisitions of Direct General ($221.7 million), SPCIC ($28.1 million) and Century-National ($29.7 million), increased premiums from organic growth ($305.7 million), significant catastrophe losses in 2017 compared to 2016 ($35.2 million) and the consolidation of the Reciprocal Exchanges ($53.1 million), partially offset by the Quota Shares ($101.8 million).

Our P&C net loss ratio, which includes the Reciprocal Exchanges, increased from 63.3% for the nine months ended September 30, 2016 to 73.1% for the nine months ended September 30, 2017, primarily due to the prospective reclassification of claims handling costs in 2017, significant catastrophe losses in 2017 compared to 2016, a decline in lender-placed premiums and higher catastrophe losses in the Reciprocal Exchanges in 2017 compared to 2016, partially offset by the Quota Shares.

Excluding the Reciprocal Exchanges, the net loss ratio was 73.2% and 63.9% for the nine months ended September 30, 2017 and 2016, respectively. Significant catastrophe losses for the nine months ended September 30, 2017 compared to the same period in 2016 represented an increase of 1.0 point in net loss ratio. The Reciprocal Exchanges’ net loss ratio was 72.0% and 49.8% for the nine months ended September 30, 2017 and 2016, respectively, with the 2017 increase primarily due to significant catastrophe losses.

Loss and loss adjustment expense and net loss ratio for the nine months ended September 30, 2017 were increased by the prospective reclassification in costs associated with claims handling, which for the nine months ended September 30, 2016 were recorded within general and administrative expenses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $134.3 million, or 47.7%, from $281.3 million for the nine months ended September 30, 2016 to $415.6 million for the nine months ended September 30, 2017, primarily as a result of the acquisitions of Direct General ($32.0 million) and Century-National ($36.3 million), from organic growth ($42.4 million) and the consolidation of the Reciprocal Exchanges ($40.7 million), partially offset by the Quota Shares ($21.7 million).

General and administrative expenses. General and administrative expenses increased by $85.7 million, or 18.1%, from $472.6 million for the nine months ended September 30, 2016 to $558.3 million for the nine months ended September 30, 2017, primarily as a result of the acquisition of Direct General ($139.9 million) and an increase from organic growth ($53.1 million), partially offset by reclassified claims handling costs ($88.1 million) and a decrease in transition related expenses in the lender-placed business ($25.6 million). General and administrative expenses for the nine months ended September 30, 2016 include $88.1 million ($7.9 million related to the Reciprocal Exchanges) of costs associated with claims handling, which for the nine months ended September 30, 2017 were prospectively recorded within loss and loss adjustment expense.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $56.8 million, or 10.1%, from $560.5 million for the nine months ended September 30, 2016 to $617.2 million for the nine months ended September 30, 2017, primarily as a result of our 2016 acquisitions, organic growth, commission income from the Quota Shares and the consolidation of the Reciprocal Exchanges, partially offset by the prospective reclassification of claims handling costs and a reduction in transition related expenses in the lender-placed business. Our P&C net operating expense ratio decreased from 30.6% for the nine months ended September 30, 2016 to 26.1% for the nine months ended September 30, 2017, primarily as a result of higher net earned premium in 2017 compared to 2016.

Underwriting income (loss); net combined ratio (non-GAAP). Underwriting income decreased by $91.7 million from $110.4 million for the nine months ended September 30, 2016 to $18.7 million for the nine months ended September 30, 2017. Our P&C net combined ratio increased from 93.9% for the nine months ended September 30, 2016 to 99.2% for the nine months ended September 30, 2017, with a higher net loss ratio in 2017 compared to 2016 as a result of significant catastrophe losses.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Gross premium written	$121,266	$97,624	$444,195	$355,372
Ceded premiums	(11,069)	(10,249)	(34,635)	(33,807)
Net premium written	$110,197	$87,375	$409,560	$321,565
Change in unearned premium	25,530	17,707	(10,055)	(13,701)
Net earned premium	$135,727	$105,082	$399,505	$307,864
Ceding commission income	226	327	784	1,055
Service and fee income	32,492	40,158	107,808	112,470
Total underwriting revenues	$168,445	$145,567	$508,097	$421,389
Underwriting expenses:
Loss and loss adjustment expense	95,487	77,147	247,121	232,267
Acquisition costs and other underwriting expenses	33,826	32,836	112,075	81,172
General and administrative expenses	38,463	32,369	122,518	93,849
Total underwriting expenses	$167,776	$142,352	$481,714	$407,288
Underwriting income	$669	$3,215	$26,383	$14,101
Net loss ratio	70.4%	73.4%	61.9%	75.4%
Net operating expense ratio (non-GAAP)	29.2%	23.5%	31.5%	20.0%
Net combined ratio (non-GAAP)	99.6%	96.9%	93.4%	95.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2017	2016	2017	2016
	(amounts in thousands)
Total underwriting expenses	$167,776	$142,352	$481,714	$407,288
Less: Loss and loss adjustment expense	95,487	77,147	247,121	232,269
Less: Ceding commission income	226	327	784	1,055
Less: Service and fee income	32,492	40,158	107,808	112,470
Net operating expense	$39,571	$24,720	$126,001	$61,494
Net earned premium	$135,727	$105,082	$399,505	$307,864
Net operating expense ratio (non-GAAP)	29.2%	23.5%	31.5%	20.0%

A&H Segment Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $23.6 million, or 24.2%, from $97.6 million for the three months ended September 30, 2016 to $121.3 million for the three months ended September 30, 2017, primarily from domestic organic growth ($22.7 million).

Net premium written. Net premium written increased by $22.8 million, or 26.1%, from $87.4 million for the three months ended September 30, 2016 to $110.2 million for the three months ended September 30, 2017, primarily from domestic organic growth ($21.8 million).

Net earned premium. Net earned premium increased by $30.6 million, or 29.2%, from $105.1 million for the three months ended September 30, 2016 to $135.7 million for the three months ended September 30, 2017, primarily from domestic organic growth ($21.5 million).

Service and fee income. Service and fee income decreased by $7.7 million from $40.2 million for the three months ended September 30, 2016 to $32.5 million for the three months ended September 30, 2017, primarily due to our domestic business.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $18.3 million, or 23.8%, from $77.1 million for the three months ended September 30, 2016 to $95.5 million for the three months ended September 30, 2017. Our A&H net loss ratio decreased from 73.4% for the three months ended September 30, 2016 to 70.4% for the three months ended September 30, 2017. The net loss ratio decrease was a result of higher premiums with lower loss experience due to a change in product mix primarily in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $1.0 million, from $32.8 million for the three months ended September 30, 2016 to $33.8 million for the three months ended September 30, 2017.

General and administrative expenses. General and administrative expenses increased by $6.1 million, or 18.8%, from $32.4 million for the three months ended September 30, 2016 to $38.5 million for the three months ended September 30, 2017, primarily from organic growth, both domestic and international ($4.1 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $14.9 million, or 60.1%, from $24.7 million for the three months ended September 30, 2016 to $39.6 million for the three months ended September 30, 2017. Our A&H net operating expense ratio increased from 23.5% for the three months ended September 30, 2016 to 29.2% for the three months ended September 30, 2017. The increases in net operating expense and net operating expense ratio were primarily due to lower service and fee income and higher expenses primarily in our domestic business.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased by $2.5 million from $3.2 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017. Our A&H net combined ratio increased from 96.9% for the three months ended September 30, 2016 to 99.6% for the three months ended September 30, 2017. The net combined ratio decrease was primarily as a result of lower net loss ratio.

A&H Segment Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016 (Unaudited)

Gross premium written. Gross premium written increased by $88.8 million, or 25.0%, from $355.4 million for the nine months ended September 30, 2016 to $444.2 million for the nine months ended September 30, 2017, as a result of the acquisition of Direct General ($9.6 million) and organic growth, both domestic ($71.1 million) and international ($8.1 million).

Net premium written. Net premium written increased by $88.0 million, or 27.4%, from $321.6 million for the nine months ended September 30, 2016 to $409.6 million for the nine months ended September 30, 2017, as a result of the acquisition of Direct General ($9.6 million) and organic growth, both domestic ($70.2 million) and international ($8.1 million).

Net earned premium. Net earned premium increased by $91.6 million, or 29.8%, from $307.9 million for the nine months ended September 30, 2016 to $399.5 million for the nine months ended September 30, 2017, primarily as a result of the acquisition of Direct General ($9.9 million) and organic growth, both domestic ($69.7 million) and international ($12.1 million).

Service and fee income. Service and fee income decreased by $4.7 million from $112.5 million for the nine months ended September 30, 2016 to $107.8 million for the nine months ended September 30, 2017, primarily due to our domestic business.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $14.9 million, or 6.4%, from $232.3 million for the nine months ended September 30, 2016 to $247.1 million for the nine months ended September 30, 2017. Our A&H net loss ratio decreased from 75.4% for the nine months ended September 30, 2016 to 61.9% for the nine months ended September 30, 2017. The net loss ratio decrease was a result of higher premiums with lower loss experience due to a change in product mix primarily in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $30.9 million, or 38.1%, from $81.2 million for the nine months ended September 30, 2016 to $112.1 million for the nine months ended September 30, 2017, primarily from organic growth, both domestic and international ($28.5 million).

General and administrative expenses. General and administrative expenses increased by $28.7 million, or 30.5%, from $93.8 million for the nine months ended September 30, 2016 to $122.5 million for the nine months ended September 30, 2017, primarily from organic growth, both domestic and international ($19.7 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $64.5 million, or 104.9%, from $61.5 million for the nine months ended September 30, 2016 to $126.0 million for the nine months ended September 30, 2017. Our A&H net operating expense ratio increased from 20.0% for the nine months ended September 30, 2016 to 31.5% for the nine months ended September 30, 2017. The increases in net operating expense and net operating expense ratio were primarily due to lower service and fee income and higher expenses primarily in our domestic business.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $12.3 million from $14.1 million for the nine months ended September 30, 2016 to $26.4 million for the nine months ended September 30, 2017. Our A&H net combined ratio decreased from 95.4% for the nine months ended September 30, 2016 to 93.4% for the nine months ended September 30, 2017. The net combined ratio decrease was primarily as a result of lower net loss ratio.

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

The average yield on our investment portfolio was 2.9% and 3.2% for the nine months ended September 30, 2017 and 2016, respectively; and the average duration of the portfolio was 3.85 and 5.58 years as of September 30, 2017 and 2016, respectively.

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

Our equity interest in the LSC Entities as of September 30, 2017 and December 31, 2016, was $165.1 million and $186.0 million, respectively. For the three and nine months ended September 30, 2017, we recorded equity in earnings (losses) from the LSC Entities of $(0.5) million and $3.2 million, respectively, made cash contributions of $0.0 million and $21.0 million, respectively, and received distributions of $45.1 million and $45.1 million, respectively, in connection with a sale by the LSC Entities of a portfolio of policies to an unaffiliated third party. For the three and nine months ended September 30, 2016, we recorded equity in earnings from the LSC Entities of $2.5 million and $13.0 million, respectively, and made cash contributions of $0.0 million and $5.5 million, respectively. See Note 4, “Investments - LSC Entities” for additional information on our investments in LSC Entities in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised substantial capital using a combination of debt and equity, and entered into third party quota share reinsurance. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $145.0 million outstanding as of September 30, 2017. In the second quarter of 2017, we drew down an additional $95.0 million on the revolving credit line and we also prepaid the initial installment on the Century-National Promissory Note, with accrued interest. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $342.6 million and $397.1 million as of September 30, 2017 and December 31, 2016, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2017 and 2016, there were $339.4 million and $25.0 million, respectively, dividends or return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp. (“NGHC”).

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1.8 billion and $1.3 billion in the nine months ended September 30, 2017 and 2016, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.3 billion at September 30, 2017 and $4.0 billion at December 31, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our direct and indirect subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The LSC Entities in which we own a 50% interest also purchase life settlement contracts that require the LSC Entities to make premium payments on individual life insurance policies in order to keep the policies in force. The LSC Entities are required to make $390.5 million in premium payments in the five succeeding fiscal years. We expect to maintain sufficient cash flow to make future capital contributions to the LSC Entities to permit them to make future premium payments.

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(amounts in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$290,231	$314,876	$(24,645)	(7.8)%
Investing activities	(134,779)	(554,299)	419,520	(75.7)%
Financing activities	(28,435)	175,333	(203,768)	(116.2)%
Effect of exchange rate changes on cash and cash equivalents	5,938	(1,813)	7,751	(427.5)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$132,955	$(65,903)	$198,858	(301.7)%

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net cash provided by operating activities was $290.2 million for the nine months ended September 30, 2017, compared to $314.9 million net cash provided by operating activities for the same period in 2016. The decrease in net cash provided by operating activities was primarily due to a decrease in net income for the nine months ended September 30, 2017 compared to the same period in 2016.

Net cash used in investing activities was $134.8 million for the nine months ended September 30, 2017, compared to $554.3 million net cash used in investing activities for the same period in 2016. The decrease in net cash used in investing activities was primarily due to an increase of $6.3 billion in proceeds received from sale of investments, a decrease of $107.7 million in cash used for acquisitions, and $5.7 million decrease in cash used for the acquisition of non-controlling interest, partially offset by an increase of $5.9 billion in cash used in purchases of investments and an increase of $69.2 million in cash used in purchases of premises and equipment for the nine months ended September 30, 2017 compared to the same period in 2016.

Net cash used in financing activities was $28.4 million for the nine months ended September 30, 2017, compared to $175.3 million net cash provided by financing activities for the same period in 2016. The decrease in net cash provided by investing activities was primarily due to a decrease of $193.5 million in proceeds from issuance of preferred stock, a decrease of $41.3 million in proceeds received from debt net of repayments, an increase of $14.5 million in payments of dividends and a decrease of $6.9 million in cash received for stock options exercised, net of withholding taxes paid for the nine months ended September 30, 2017 compared to the same period in 2016.

Condensed Consolidating Balance Sheet Information as of September 30, 2017 and December 31, 2016

	September 30, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,928,119	$319,743	$—	$3,247,862
Equity securities, available-for-sale, at fair value	30,318	—	—	30,318
Fixed maturities, trading, at fair value	33,174	—	—	33,174
Equity securities, trading, at fair value	39,001	—	—	39,001
Other investments	549,661	26,886	(89,118)	487,429
Total investments	3,580,273	346,629	(89,118)	3,837,784
Cash and cash equivalents	326,637	4,091	—	330,728
Restricted cash and cash equivalents	86,955	1,172	—	88,127
Accrued investment income	33,531	2,490	(13,397)	22,624
Premiums and other receivables, net	1,293,691	47,946	(801)	1,340,836
Deferred acquisition costs	188,784	38,936	—	227,720
Reinsurance recoverable	1,052,234	87,646	—	1,139,880
Prepaid reinsurance premiums	395,135	89,893	—	485,028
Deferred tax asset	69,595	(15,018)	—	54,577
Premises and equipment, net	314,295	5,341	—	319,636
Intangible assets, net	390,306	3,730	—	394,036
Goodwill	190,713	—	—	190,713
Prepaid and other assets	41,697	55	—	41,752
Total assets	$7,963,846	$612,911	$(103,316)	$8,473,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,426,619	$139,818	$—	$2,566,437
Unearned premiums and other revenue	1,772,551	196,745	—	1,969,296
Reinsurance payable	288,622	43,633	(801)	331,454
Accounts payable and accrued expenses	585,719	40,016	(13,397)	612,338
Debt	754,922	89,118	(89,118)	754,922
Other liabilities	178,055	78,476	—	256,531
Total liabilities	6,006,488	587,806	(103,316)	6,490,978
Stockholders’ equity:
Common stock	1,067	—	—	1,067
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	919,477	—	—	919,477
Accumulated other comprehensive income	9,259	—	—	9,259
Retained earnings	607,555	—	—	607,555
Total National General Holdings Corp. Stockholders’ Equity	1,957,358	—	—	1,957,358
Non-controlling interest	—	25,105	—	25,105
Total stockholders’ equity	1,957,358	25,105	—	1,982,463
Total liabilities and stockholders’ equity	$7,963,846	$612,911	$(103,316)	$8,473,441

	December 31, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,755,454	$306,345	$—	$3,061,799
Equity securities, available-for-sale, at fair value	29,578	—	—	29,578
Fixed maturities, trading, at fair value	38,677	—	—	38,677
Equity securities, trading, at fair value	30,133	—	—	30,133
Other investments	602,270	—	(89,008)	513,262
Total investments	3,456,112	306,345	(89,008)	3,673,449
Cash and cash equivalents	212,894	7,405	—	220,299
Restricted cash and cash equivalents	64,632	969	—	65,601
Accrued investment income	32,210	2,957	(6,398)	28,769
Premiums and other receivables, net	1,044,272	47,198	(801)	1,090,669
Deferred acquisition costs	189,879	31,043	—	220,922
Reinsurance recoverable	892,264	55,972	—	948,236
Prepaid reinsurance premiums	87,285	69,685	—	156,970
Deferred tax asset	65,302	(19,095)	—	46,207
Premises and equipment, net	110,387	4,117	—	114,504
Intangible assets, net	456,695	11,025	—	467,720
Goodwill	155,290	—	—	155,290
Prepaid and other assets	71,984	88	(15,727)	56,345
Total assets	$6,839,206	$517,709	$(111,934)	$7,244,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,127,997	$137,075	$—	$2,265,072
Unearned premiums and other revenue	1,502,562	163,326	—	1,665,888
Reinsurance payable	78,949	20,662	(801)	98,810
Accounts payable and accrued expenses	330,210	13,179	(6,398)	336,991
Debt	752,001	89,008	(89,008)	752,001
Other liabilities	153,658	62,784	(15,727)	200,715
Total liabilities	4,945,377	486,034	(111,934)	5,319,477
Stockholders’ equity:
Common stock	1,064	—	—	1,064
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	914,706	—	—	914,706
Accumulated other comprehensive income	12,710	—	—	12,710
Retained earnings	545,106	—	—	545,106
Total National General Holdings Corp. Stockholders’ Equity	1,893,586	—	—	1,893,586
Non-controlling interest	243	31,675	—	31,918
Total stockholders’ equity	1,893,829	31,675	—	1,925,504
Total liabilities and stockholders’ equity	$6,839,206	$517,709	$(111,934)	$7,244,981

Other Material Changes in Financial Position

	September 30, 2017	December 31, 2016
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,340,836	$1,090,669
Reinsurance recoverable	1,139,880	948,236
Prepaid reinsurance premiums	485,028	156,970
Premises and equipment, net	319,636	114,504

Selected Liabilities:
Unearned premiums and other revenue	$1,969,296	$1,665,888
Reinsurance payable	331,454	98,810
Accounts payable and accrued expenses	612,338	336,991

Changes in Financial Position During the Nine Months Ended September 30, 2017 Compared to December 31, 2016

Premiums and other receivables, net increased by $250.2 million, primarily due to the acquisitions of Direct General ($19.9 million) and Century-National ($8.8 million), and from organic growth in our P&C ($193.6 million) and A&H ($25.1 million) segments. Reinsurance recoverable increased by $191.6 million, primarily due to the acquisition of Century-National ($13.9 million), the Reciprocal Exchanges ($31.7 million), the auto and homeowners quota share agreements ($101.8 million), and from organic growth in our P&C segment ($45.9 million), partially offset by our A&H segment. Prepaid reinsurance premiums increased by $328.1 million, primarily due to the Reciprocal Exchanges ($20.2 million), the auto and homeowners quota share agreements ($276.3 million), and from organic growth in our P&C segment ($28.7 million). Premises and equipment, net increased by $205.1 million, primarily due to the purchase of a policy management system ($200.0 million).

Unearned premiums and other revenue increased by $303.4 million, primarily due to the acquisition of Direct General ($18.2 million), the Reciprocal Exchanges ($33.4 million) and from organic growth in our P&C ($248.6 million). Reinsurance payable increased by $232.6 million, primarily due to the Reciprocal Exchanges ($23.0 million) and the auto and homeowners quota share agreements ($204.4 million). Accounts payable and accrued expenses increased by $275.3 million, primarily due to the purchase of the policy management system, accrued debt interest and payables related to investments.

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

Our largest reinsurance recoverables are from the Michigan Catastrophic Claims Association of approximately $672.0 million and $672.0 million, and with the North Carolina Reinsurance Facility of approximately $141.0 million and $130.0 million, as of September 30, 2017 and December 31, 2016, respectively. We believe that we have no significant exposure to uncollectible reinsurance balances from these entities because they are supported by assessments permitted by statute, and there have been no significant uncollectible balances.

As of May 1, 2017, our new reinsurance property catastrophe excess of loss program went into effect protecting us against catastrophic events and other large losses. The property catastrophe program provides a total of $575.0 million in coverage in excess of a $70.0 million retention, with one reinstatement. Effective July 1, 2017, the casualty program provides $45.0 million in coverage in excess of a $5.0 million retention. We pay a premium as consideration for ceding the risk.

As of July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $375.0 million in coverage in excess of a $20.0 million retention, with one reinstatement.

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

Debt

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2017, was $1.9 million and $5.7 million, respectively. Interest expense on the 7.625% Notes for the three and nine months ended September 30, 2016, was $1.9 million and $5.7 million, respectively. For more information on the 7.625% Notes including ranking and restrictive covenants, see Note 11, “Debt” in the notes to our condensed consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2017, was $6.0 million and $17.7 million, respectively. Interest expense on the 6.75% Notes for the three and nine months ended September 30, 2016, was $6.0 million and $17.7 million, respectively. For more information on the 6.75% Notes including ranking and restrictive covenants, see Note 11, “Debt” in the notes to our condensed consolidated financial statements.

Revolving Credit Agreement

On January 25, 2016, we entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $225.0 million base revolving credit facility with a letter of credit sublimit of $112.5 million and an expansion feature not to exceed $50.0 million. As of September 30, 2017, the Credit Agreement had been expanded to $245.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of September 30, 2017).

As September 30, 2017, there was $145.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of September 30, 2017 was 3.58%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three and nine months ended September 30, 2017 was $1.3 million and $2.9 million, respectively. Interest expense on the Credit Agreement for the three and nine months ended September 30, 2016 was $0.4 million and $0.5 million. We were in compliance with all of the covenants under the Credit Agreement as of September 30, 2017.

Century-National Promissory Note

On June 1, 2016, in connection with the closing of our acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, we issued a promissory note (“Century-National Promissory Note”) in the amount of $172.8 million to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note is unsecured and has a two-year term. Principal on the Century-National Promissory Note is payable in two equal installments of approximately $86.4 million on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrues at an annual rate of 4.4% and is payable in arrears on each of the two payment dates. The Century-National Promissory Note may be prepaid at any time, without penalty. The Century-National Promissory Note contains a cross-acceleration provision that is triggered in the event that payment under our Credit Agreement is accelerated and such acceleration is not revoked, rescinded or withdrawn within 30 days of such acceleration. The Century-National Promissory Note also contains customary events of default. In the second quarter of 2017, we paid the first installment on the Century-National Promissory Note, in the amount of $93.2 million, including accrued but unpaid interest of $6.8 million. Interest expense on the Century-National Promissory Note for the three and nine months ended September 30, 2017 was $1.0 million and $3.8 million, respectively. Interest expense on the Century-National Promissory Note for the three and nine months ended September 30, 2016 was $2.0 million and $2.6 million.

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

Interest Rate Risk. We had fixed maturities and preferred stock with a fair value of $3.3 billion as of September 30, 2017 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of September 30, 2017 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our fixed maturities (and excluding $2.2 million of preferred stock), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of September 30, 2017.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$3,057,926	$(223,110)	(7.3)%
100 basis point increase	3,185,886	(95,150)	(3.1)
No change	3,281,036	—	—
100 basis point decrease	3,454,931	173,895	5.7
200 basis point decrease	3,599,296	318,260	10.4

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

Off-Balance Sheet Risk. As of September 30, 2017 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Asset Purchase and License Agreement, dated September 13, 2017, between AmTrust North America, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2017)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
November 8, 2017
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)