Form 10-K
period 2017-12-31
National General Holdings Corp.
filed 2018-02-26
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 001-36311

NATIONAL GENERAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1046208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

59 Maiden Lane, 38th Floor, New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 380-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
7.50% Non-Cumulative Preferred Stock, Series A	The Nasdaq Stock Market LLC
Depositary Shares, each Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B	The Nasdaq Stock Market LLC
Depositary Shares, each Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C	The Nasdaq Stock Market LLC
7.625% Subordinated Notes due 2055	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,274,305,973. As of February 21, 2018, the number of common shares of the registrant outstanding was 106,706,298.
Documents incorporated by reference: Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with AmTrust Financial Services, Inc., ACP Re Holdings, LLC, or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Business Overview

We are a specialty personal lines insurance holding company that, through our subsidiaries, provides a variety of insurance products, including personal and small business automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology driven low cost infrastructure.

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising from auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and their contents from a variety of perils, as well as coverage for personal liability. We offer our property and casualty (“P&C”) insurance products through a network of approximately 32,100 independent agents, a number of affinity partners and through direct-response marketing programs and retail storefronts. We have approximately 3.9 million P&C policyholders.

Our accident and health (“A&H”) business provides accident and non-major medical health insurance products targeting our existing P&C policyholders and persons who are uninsured or underinsured. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 34,300 independent agents, direct-to-consumer marketing, wholesaling, worksite marketing and the internet.

We are licensed to operate in 50 states and the District of Columbia, but focus on underserved niche markets. Approximately 77.8% of our P&C premium written is originated in ten core states: California, North Carolina, New York, Florida, Texas, New Jersey, Louisiana, Virginia, Michigan and Washington.

For the years ended December 31, 2017, 2016 and 2015, our gross premium written was $4,756 million, $3,501 million and $2,590 million, net premium written was $3,578 million, $3,073 million and $2,187 million and total consolidated revenues were $4,431 million, $3,553 million and $2,512 million, respectively.

Our company was formed to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC,” now known as Ally Financial Inc.), which operations date back to 1939. We acquired this business on March 1, 2010.

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

Two of our wholly-owned subsidiaries that we acquired in 2014 are management companies that act as attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges” or “Exchanges”). We do not own the Reciprocal Exchanges but are paid a fee to manage their business operations through our wholly-owned management companies.

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty - Our P&C segment operates its business through three primary distribution channels: agency, affinity and direct. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 32,100 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S. Our direct channel is operated through approximately 430 store fronts, web/mobile, phone sales centers and kiosks. In addition, we operate our lender-placed services through long-term distribution agreements with certain mortgage lenders.

•
Accident and Health - Our A&H segment provides accident and non-major medical health insurance products targeting our existing policyholders and uninsured or underinsured individuals. Through a number of acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency (“Velapoint”), National Health Insurance Company, a life and health insurance carrier established in 1979 (“NHIC”), Euro Accident Health & Care Insurance Aktiebolag, our European group life and health insurance managing general agent (“EHC”), Quotit Corporation, an application service provider for health insurance, HealthCompare Insurance Services, Inc., a call center agency, Healthcare Solutions Team, LLC, a healthcare insurance managing general agency (“HST”), and North Star Marketing Corporation, a proprietary small group sales channel, we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through approximately 34,300 independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers and the internet.

For a summary of our underwriting revenues, net income and total assets by reportable business segments, see Note 23, “Segment Information,” in the notes to our consolidated financial statements.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard insurance, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the United States and have a significant market presence in our ten largest states, namely California, North Carolina, New York, Florida, Texas, New Jersey, Louisiana, Virginia, Michigan and Washington.

Relationships with our Independent Agents. We have built a strong network of approximately 32,100 independent insurance agents and brokers and provide them with competitive compensation, a user-friendly technology platform and superior service for our core markets. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is integral to the long-term success of our agency channel. We have also developed an innovative program for select agents, known as our agent captive program, which allows select agents to participate in the underwriting profits on business they produce. We believe this program encourages the participants to produce more profitable business and increases their loyalty to us.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2017, in North Carolina, we generated $633.9 million of gross premium written.

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

Affinity Distribution Channel

Through the affinity distribution channel of our P&C insurance business we are a leader in affinity marketing and have been in operation since 1953, relying on best-in-class marketing strategies and analytics to maximize the value of our longstanding relationships. Our affinity relationships are generally long-term in nature. In general, an affinity partner relationship consists of a partnership agreement between a sponsoring organization and an insurance company entered into to address the specific insurance needs of the sponsor organization’s members or customers. Through the affinity relationship, the insurance company receives an endorsement that positions it favorably among the sponsoring organizations’ members or customers. In exchange for the endorsement, the affinity customer receives access to a quality insurer, advantageous pricing and customized products. A primary focus of our affinity channel is to provide recreational vehicle, or RV, insurance, of which we are one of the largest writers in the U.S.

Direct Distribution Channel

Through our acquisition of Direct General Corporation (“Direct General”) in 2016, we obtained a direct distribution channel that primarily sells nonstandard auto policies. Our direct channel includes approximately 430 retail store fronts, web/mobile capabilities, phone contact centers and kiosks. The diversity of the channel by design, supports growth through changing customer preferences, and gives National General a foothold in the industry’s fastest growing channel. Local retail stores placed in high traffic areas are central to the omni-channel strategy, and are a key component to the marketing and brand awareness efforts in our direct distribution channel. The omni-channel approach also creates a seamless customer experience, regardless of the channel or device that is used.

Lender-placed Insurance Business

In 2015, we acquired a lender-placed insurance business, including relationships with certain mortgage lenders and servicers (“LPI Business”). We offer lender-placed insurance products and related services to such mortgage lenders and servicers.

P&C Product Overview

In our P&C segment, we operate in niche businesses and offer a broad range of products employing multiple channels of distribution. Through our agency channel, we primarily sell nonstandard automobile insurance through independent agents and brokers and also offer standard and preferred auto, motorcycle, small business vehicle, homeowners and umbrella products. Through our affinity channel, we primarily underwrite and market standard and preferred auto and RV insurance.

•
Standard and preferred automobile insurance. These policies provide coverage designed for drivers with greater financial resources and a less risky driving and claims history and have higher renewal retention than nonstandard policies.

•
Nonstandard automobile insurance. These policies provide coverage for liability and physical damage and are designed for drivers who represent a higher-than-normal level of risk as a result of several factors, including their driving record, limited driving experience and claims history, among other factors, and consequently their premiums are generally higher than those for drivers who qualify for standard or preferred coverage.

•
Homeowners insurance. Our homeowners policies are generally multiple-peril policies, providing property and liability coverages for one- and two-family, owner-occupied residences. We also offer additional personal umbrella coverage to the homeowner.

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

•
Small business automobile insurance. These policies include liability and physical damage coverage for light-to-medium duty commercial vehicles, focused on artisan vehicles, with an average of two vehicles per policy.

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

Fee Income

In addition to traditional insurance premiums, we generate revenue by charging policy service fees to policyholders. These fees include service fees for installment or renewal policies and fees for insufficient funds, late payments, cancellations and various financial responsibility filing fees. The fee income we generate varies depending on the type of policy and state regulations. For the year ended December 31, 2017, our P&C segment generated $348.3 million in revenue from policy service fees.

Geographic Distribution

We are licensed to operate in 50 states and the District of Columbia. For the year ended December 31, 2017 our top ten states represented 77.8% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written:

	Year Ended December 31,
	2017		2016		2015
	(amounts in thousands)
California	$635,020	15.2%	$545,233	18.0%	$322,045	13.8%
North Carolina	633,948	15.2%	483,504	15.9%	411,456	17.6%
New York	617,270	14.8%	493,486	16.2%	456,828	19.5%
Florida	515,723	12.4%	262,937	8.7%	136,562	5.8%
Texas	201,776	4.8%	143,711	4.7%	94,918	4.1%
New Jersey	156,035	3.7%	125,731	4.1%	88,445	3.8%
Louisiana	139,893	3.4%	125,550	4.1%	101,638	4.3%
Virginia	135,479	3.2%	97,328	3.2%	87,987	3.8%
Michigan	116,195	2.8%	104,963	3.5%	99,736	4.3%
Washington	96,188	2.3%	88,474	2.9%	67,685	2.9%
Other States	927,056	22.2%	565,971	18.7%	470,822	20.1%
Total	$4,174,583	100.0%	$3,036,888	100.0%	$2,338,122	100.0%

Underwriting and Claims Management Philosophy

We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expenses (“LAE”) and enables us to more effectively and accurately measure reserves. To this end, we utilize our technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs. We believe that a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of new underwriting opportunities as well as our portfolio and product mix as a whole.

Underwriting, Pricing and Risk Management, and Actuarial Capabilities

We establish premium rates for insurance products based upon an analysis of expected losses using historical experience and anticipated future trends. Our product team develops the product and manages our underwriting tolerances. By utilizing a detailed actuarial analysis our actuarial team establishes the necessary rate level for a given product and territory to achieve our targeted return. For risks which fall within our underwriting tolerances, we establish a price by matching a rate to a risk at a detailed level of segmentation. We determine the individual risk using predictive modeling developed by our analytics team with a level of precision that we believe is superior to the traditional loss cost pricing used by many of our competitors. We believe that effective collaboration among the product, analytics and actuarial teams enhances our ability to price risks appropriately and achieve our targeted rates of return.

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

To assist us in profitably underwriting our P&C products, our predictive analytics team has developed our RAD 5.0 underwriting pricing tool. The RAD 5.0 underwriting pricing tool offers significant advantages over our prior pricing tools by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD 5.0 underwriting pricing tool facilitates better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. We believe that RAD 5.0 provides us with competitive advantage for pricing our products relative to other auto insurers of our size.

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment within 24 hours to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $100,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2017, our Claims department includes approximately 2,300 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we have established an efficient mechanism designed to maintain and improve our level of claim handling performance.

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

We rely heavily on technology and extensive data gathering and analysis to segment markets and price accurately according to risk potential. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. Superior customer service and fair and accurate claims adjusting are also important factors in our competitive strategy. With our policy administration system and our RAD 5.0 underwriting pricing tool, we believe we will continue to operate well in the competitive environment.

P&C Acquisitions

Since we acquired our P&C insurance business, we have made several acquisitions and entered into a number of renewal rights transactions. These additional operations have increased our presence in our target markets and broadened our distribution capabilities. We believe that merger and acquisition transactions and their effective integration represent a core competency and provide continued growth opportunities. For details of the impact of these acquisitions in our results of operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Quota Share Reinsurance

Effective July 1, 2017, we entered into an auto quota share agreement, pursuant to which we cede 15.0% of net liability under our auto policies to an unaffiliated third-party reinsurance provider, and a homeowners quota share agreement, pursuant to which we cede 29.6% of net liability under homeowners policies to unaffiliated third-party reinsurance providers. See Note 12, “Reinsurance” in the notes to our consolidated financial statements.

A&H Segment

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

We believe that our A&H distribution is unique because it is not driven by “company stores” - outlets that only sell products underwritten by us. In the markets where we choose not to underwrite, such as traditional individual major medical, we still sell these products on behalf of third-party carriers, allowing us to match consumers’ needs, whether it’s a product underwritten by us or a third-party carrier. This one-stop shopping element makes our distribution outlets attractive for both consumers and agents and enables us to promote our supplemental/ancillary products in a single sale environment.

Our product focus in our A&H segment is offering economical and quality alternatives to the traditional group and individual insurance markets. A significant portion of the market has challenges in obtaining health insurance that balances depth of coverage with affordability. Because of our far-reaching distribution capability and focused product portfolio, we believe we are uniquely positioned to offer greater value to our consumers.

Our products fall into three broad categories: (1) supplemental/ancillary healthcare policies that mitigate exposure to high out-of-pocket costs with some major medical policies; (2) specialty accident policies and short term individual major medical policies specifically not regulated by the Affordable Care Act that help a consumer obtain affordable healthcare as a bridge to more traditional forms of insurance; and (3) self-insurance programs for small employers to assist employers who find self-insurance to be a more cost effective solution to the group healthcare needs.

A&H Product Overview

We focus on products that will serve the emerging uninsured or underinsured individual and group worksite markets, who we expect will consist largely of people with incomes above the level that qualify for government subsidies. This market includes groups and individuals who saw their out-of-pocket health insurance costs rise under the Affordable Care Act, and part-time employees and full-time employees who work for employers with fewer than 50 employees. Our products include those packaged with other coverages or services to enhance the overall value proposition to the consumer, as well as standalone products either purchased alone or as a supplement to major medical coverage. Target products for groups (through employers) and individuals include:

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

Ratings

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. A.M. Best has currently assigned our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, a group rating of “A-” (Excellent). According to A.M. Best, “A-” ratings are assigned to insurers that have an excellent ability to meet their ongoing financial obligations to policyholders. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. This rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. There can be no assurance that we will maintain our current ratings. Future changes to our rating may adversely affect our competitive position. See Item 1A, “Risk Factors - Risks Relating to our Business - A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.”

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

Our actuarial review may include an actual to expected loss analysis or more detailed reserve indications for segments with changes, as well as the actuary’s reasonable reserve range compared to carried reserves. We review available actuarial indications and review carried reserves compared to the reasonable reserve range to determine whether any reserve adjustments are warranted.

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

When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) individual claim information; (2) industry and the historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors. The key assumptions we use in our determination of appropriate reserve levels include the underlying actuarial methodologies, consideration of pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels, and consideration of any claims handling impact on paid and incurred loss data trends embedded in the traditional actuarial methods.

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2017, 2016 and 2015 and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2017 should develop similarly to losses incurred in 2016 and prior years. Thus, if for example, the net loss ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the net loss ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

See Note 11, “Unpaid Losses and Loss Adjustment Expense Reserves” for more information about short-duration insurance contracts and claims development tables in the notes to our consolidated financial statements.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In September 2017, we entered into an agreement to acquire ownership of our personal lines policy administration system (“NPS”) and the related intellectual property from AmTrust Financial Services, Inc. (“AmTrust”), which we previously licensed from them for a licensing fee, for a purchase price of $200 million. The purchase price is payable in three equal payments, with the first payment made upon the execution of the agreement, the second payment payable upon the 6-month anniversary of the agreement, and the third payment payable upon the later of the completion of the full separation and transfer of the NPS to our operating environment and the 18-month anniversary of the agreement in accordance with the terms of the agreement. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This system reduced cost by eliminating our three costly legacy mainframe based systems and allows for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

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

In our lender-placed insurance business, we use a proprietary insurance-tracking system to monitor the customers’ mortgage portfolios to verify the continuation of insurance coverage on each mortgaged property. We believe we can leverage our technology expertise to operate the business under a more efficient cost structure.

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda, Luxembourg and Sweden. As of December 31, 2017, we had twenty-two operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National, Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Louisiana, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best. We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

Each of our domiciliary states has its own regulations and limitations on the amounts an insurer may invest in a particular issuer and the aggregate amount an insurer may invest in certain types of investments. In general, investments may not exceed a certain percentage of surplus, admitted assets or total investments. For example, the investments of Integon National, domiciled in North Carolina, in stocks shall not exceed twenty-five percent of Integon National’s admitted assets and the stock of any one corporation may not exceed three percent of its admitted assets. To ensure compliance in each state, we review our investment portfolio quarterly based on each states regulations and limitations.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2017.

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

Management does not anticipate regulatory action as a result of the 2017 IRIS ratio results for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon any follow-up that no regulatory action was required.

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

Enterprise Risk

The Model Insurance Holding Company System Regulatory Act and Regulation (the “Amended Model Act and Regulation”) adopted by the NAIC imposes more extensive informational requirements on an insurance holding company system in order to protect the licensed insurance companies from enterprise risk, including requiring it to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. In addition, the Amended Model Act and Regulation requires any controlling person of a domestic insurer seeking to divest its controlling interest in the domestic insurer to file a notice of its proposed divestiture, which may be subject to approval by the insurance commissioner. To date, a number of states have adopted some or all of the changes in the Amended Model Act and Regulation, including California and Texas, where some of our insurance companies are domiciled or commercially domiciled.

The NAIC has made certain sections of the amendments part of its accreditation standards for state solvency regulation, which may motivate more states to adopt the amendments promptly.

The Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, adopted by the NAIC, requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the “material and relevant risks” associated with the insurer’s current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer’s lead insurance regulator. The ORSA report was filed in 2017 with the Company’s lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

Change of Control

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2017, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Assigned Risks

Many states in which we conduct business require automobile liability insurers to sell bodily injury liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the state’s automobile casualty insurance market) of those drivers applying for placement as “assigned risks.” Drivers seek placement as assigned risks because their driving records or other relevant characteristics make them difficult to insure in the voluntary market.

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

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which the Company expects will impact the Company’s future effective tax rate and after-tax earnings in the United States. The Company may also be affected by certain other aspects of the TCJA, including, without limitation, provisions regarding the one-time transition tax on undistributed foreign earnings and profits, limitations on the deductibility of interest expense and executive compensation and deductibility of capital expenditures. We are currently evaluating the effects of the TCJA and the full impact it will have on our consolidated financial statements, results of operations and liquidity.

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

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of the Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.

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

Existing and new laws and regulations affecting the health insurance industry, or changes to existing laws and regulations, may transpire. The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in 2010, and, throughout 2017, there were several judicial and congressional challenges and proposed amendments to PPACA. If we are unable to adapt our A&H business to current and/or future requirements of the health insurance legislation, our A&H business could be materially adversely affected.

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

Additionally, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), The Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the more recent 2013 Omnibus Rule, dictates the dissemination of an individual’s personal health information by covered entities and their business associates. These laws and their implementing regulations apply to health care providers and health insurers, and thereby requires our A&H business to maintain policies and procedures with regard to the storage, maintenance and disclosure of our policyholders’ personal health information.

Cybersecurity Regulation

Insurance regulators have been focusing increased attention on data security during financial exams, and new laws and regulations are pending that would impose new requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services enacted a comprehensive cybersecurity regulation that became effective during 2017, requiring insurance companies and other entities to have a cybersecurity program designed to protect consumers’ private data; a written policy that is approved by the board or senior officer; a chief information security officer to help protect data and systems; and controls and plans in place to help ensure the safety of New York’s financial services industry. In addition, the NAIC has adopted the Roadmap for Cybersecurity Consumer Protections, a set of directives aimed at protecting consumer data, and is working on a new model data security law that is expected to incorporate the directives and impose additional requirements on insurance companies to the extent ultimately adopted by applicable state legislation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We anticipate a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.

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

Bermuda Regulation

Classification

Our Bermuda subsidiary, National General Re Ltd. (“NG Re”) is registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act - Bermuda”). The BMA is responsible for the day-to-day supervision of insurers and monitors compliance with the solvency and liquidity standards imposed by the Insurance Act - Bermuda. NG Re is registered as a Class 3A insurer. Accordingly, NG Re can carry on general business, broadly including all types of insurance business other than long-term business.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

NG Re is required to file annually with the BMA financial statements, a statutory financial return and a capital and solvency return. The statutory financial return for an insurer includes, among other matters, statutory financial statements, a report of the approved auditor on the statutory financial statements, and, a declaration of compliance confirming compliance with various minimum criteria, including certifying the company meets the minimum solvency margin. The capital and solvency return includes NG Re's Bermuda solvency capital return model for a Class 3A insurer, a commercial insurer's solvency self-assessment, a reconciliation of net loss reserves, schedule of solvency, financial condition report, an opinion of the company’s loss reserve specialist, a schedule of eligible capital and an economic balance sheet. The capital and solvency return also includes a capital and solvency declaration that the return fairly represents the financial condition of NG Re in all material respects.

Insurance Code of Conduct

The Insurance Code of Conduct prescribes the duties and standards with which registered insurers must adhere and comply, to ensure that the registered insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements is a factor considered by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner. Any failure to comply with the requirements of the Insurance Code of Conduct could result in the BMA exercising its statutory powers of intervention.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act - Bermuda, the value of the general business assets of a registered Class 3A insurer, such as NG Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

NG Re could not declare or pay dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if it would fail to meet such margin or ratio as a result. In addition, BMA approval would be required prior to declaring or paying dividends in any financial year NG Re failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year.

As a registered Class 3A insurer, NG Re is prohibited from declaring or paying dividends of more than 25% of its previous year’s total statutory capital and surplus unless it files with the BMA an affidavit stating it will continue to meet its minimum capital requirements. In addition, NG Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Minimum Liquidity Ratio

Under the Insurance Act - Bermuda, an insurer engaged in general business, such as NG Re, is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

Offices

Our principal executive offices are located at 59 Maiden Lane, 38th Floor, New York New York 10038, and our telephone number at that location is (212) 380-9500. Our website is www.nationalgeneral.com. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into the Annual Report on Form 10-K.

Employees

As of December 31, 2017, we have approximately 7,570 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

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

You can also obtain on our website’s Investor Relations page (www.nationalgeneral.com), free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.

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

General economic conditions could materially and adversely affect our business, our liquidity and financial condition.

General economic factors beyond our control that affect our business include unemployment rates, consumer spending, residential and commercial real estate prices, U.S. debt ceiling and budget deficit concerns, tax rates and policies, and the availability of credit. Such conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, our prospects and competitor landscape could be materially and adversely affected.

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

For the year ended December 31, 2017, our P&C segment derived 77.8% of its gross premium written from the following ten states: California (15.2%), North Carolina (15.2%), New York (14.8%), Florida (12.4%), Texas (4.8%), New Jersey (3.7%), Louisiana (3.4%), Virginia (3.2%), Michigan (2.8%) and Washington (2.3%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse impact on our business, financial condition and results of operations.

If we cannot sustain our business relationships, including our relationships with independent agents, agencies and other parties, we may be unable to compete effectively and operate profitably.

We market our P&C segment products primarily through a network of approximately 32,100 independent agents. Our relationships with our agents are generally governed by agreements that may be terminated on short notice. Independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our ability to compete and remain profitable depends, in part, on our maintaining our business relationship with our independent agents and agencies, the marketing efforts of our independent agents and agencies and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our independent agents and agencies and their policyholders.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. See Item 1, “Business - P&C Segment - Distribution and Marketing - Affinity Distribution Channel.” Our top two affinity relationships collectively represent 59.0% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing with long-term contracts, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

If we, together with our affiliates and the other third parties that we contract with, are unable to maintain our technology platform or our technology platform fails to operate properly, or meet the technological demands of our customers with respect to the products and services we offer, our business and financial performance could be significantly harmed.

In 2017, we acquired the policy administration system that we previously licensed from AmTrust. We also use technology systems to more accurately evaluate specific risk exposures in order to assist us in profitably underwriting our P&C products.

If we are unable to properly integrate and maintain our policy administration system and maintain our technology systems or if our technology systems otherwise fail to perform in the manner we currently contemplate, our ability to effectively underwrite and issue policies, process claims and perform other business functions could be significantly impaired and our business and financial performance could be significantly harmed. In addition, the success of our business is dependent on our ability to resolve any issues identified with our technology arrangements during operations and make any necessary improvements in a timely manner. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such integration, maintenance and improvements, but failure to make such improvements could have an adverse effect on our business. See Item 1, “Business - Technology.”

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

Since our formation, we have grown our business primarily through a number of acquisitions of insurance companies, agencies or books of business. Part of our growth strategy is to continue to grow our business through acquisitions. This strategy of growing through acquisitions subjects us to numerous risks, including risks associated with:

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

Due to any of the above risks, we cannot assure you that (i) we will be able to successfully identify and acquire additional businesses on acceptable terms or at all, (ii) we will be able to successfully integrate any business we acquire, (iii) we will be able to effectively manage our growth or (iv) any new business that we acquire or enter into will be profitable. Our failure in any of these areas could have a material adverse effect on our business, financial condition and results of operations.

If our businesses, including businesses we have acquired, do not perform well, we may be required to recognize an impairment of our goodwill or other intangible assets, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2017, we had $174.2 million of goodwill recorded on our balance sheet. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If we determine that the goodwill has been impaired, we would be required to write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2017, we had $404.1 million aggregate amount of intangible assets, excluding goodwill, recorded on our balance sheet. Intangible assets represent the amount of fair value assigned to certain assets when we acquire a subsidiary or a book of business. Intangible assets are classified as having either a finite or an indefinite life. We test the recoverability of our intangible assets at least annually. We test the recoverability of finite life intangibles whenever events or changes in circumstances indicate that the carrying value of a finite life intangible may not be recoverable. We recognize an impairment if the carrying value of an intangible asset is not recoverable and exceeds its fair value, in which circumstances we must write down the intangible asset by the amount of the impairment with a corresponding charge to net income. We own two management companies that are attorneys-in-fact for two reciprocal exchanges. If the reciprocal business does not perform well or the reciprocal exchanges are downgraded, we may be required to recognize an impairment of our intangible assets. Such write downs could have a material adverse effect on our financial condition and results of operations.

Our relationship with AmTrust and its subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

AmTrust is a publicly-traded insurance holding company controlled by Leah Karfunkel, George Karfunkel and Barry Zyskind. Because Leah Karfunkel beneficially owns 41.8% of our outstanding shares of common stock, AmTrust is a related party.

We are party to arrangements with AmTrust and its affiliates, including, among others, an asset management agreement pursuant to which a subsidiary of AmTrust provides investment management services to us; an asset purchase agreement pursuant to which AmTrust sold to us and our affiliates our policy administration system; a consulting and marketing agreement pursuant to which a subsidiary of AmTrust provides certain consulting and marketing services to promote our captive insurance program; joint investments in entities owning life settlement contracts; joint investments in entities owning office buildings in Ohio, Texas and Illinois; and aircraft timeshare agreements with a subsidiary of AmTrust. Conflicts of interest could arise with respect to any of our contractual arrangements with AmTrust and its affiliates, as well as any other business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. AmTrust’s interests may be different from the interests of our company and the interests of our other stockholders.

Our relationship with ACP Re and ACP Re Holdings, LLC may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Family Trust. We provide management services to ACP Re pursuant to a services agreement we entered into in 2012. We and AmTrust provided ACP Re with financing in an aggregate amount of up to $250.0 million ($125.0 million each), and in July 2016, ACP Re Holdings, LLC, a Delaware limited liability company owned by the Karfunkel Family Trust (“ACP Re Holdings”), became the borrower in the place of ACP Re. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. There can be no assurance that ACP Re Holdings will have sufficient assets or liquidity to pay its obligations under the terms of the financing. ACP Re Holdings may need to liquidate assets to fulfill these obligations. The majority of ACP Re Holdings’ assets currently consist of publicly traded equity securities. As a result of the financing, we, through our subsidiary, have significant credit exposure to ACP Re Holdings.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.

Rating agencies evaluate insurance companies based on their ability to pay claims. A.M. Best has currently assigned our insurance subsidiaries that are part of our intercompany quota share agreement to Integon National, a group rating of “A-” (Excellent). The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2017, our investment in fixed-income securities was approximately $3,139.9 million, or 86.0% of our total investment portfolio. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of cash dividends and distributions that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $387.6 million as of December 31, 2017, taking into account dividends paid in the prior twelve month period.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Our failure to meet these requirements could subject us to regulatory action.

The laws of the states of domicile of our insurance subsidiaries impose risk-based capital standards and other minimum capital and surplus requirements. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. See Item 1, “Business - Regulation - State Insurance Regulation - Financial Oversight-Risk-Based Capital Regulations.”

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

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the P&C insurance business. However, The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The duties of the FIO include studying and reporting on how to modernize and improve the system of insurance regulation in the United States considering the ability of any federal regulation or a federal regulator to “provide robust consumer protection for policyholders” as well as “the potential consequences of subjecting insurers to a federal resolution authority.” In 2013, the FIO issued a report on proposals to modernize and improve the system of insurance regulation in the United States. We cannot predict whether any of these proposals will be adopted, or what impact, if any, these proposals or, if enacted, these laws may have on our business, financial condition and results of operations. See Item 1, “Business - Regulation.”

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which the Company expects will impact the Company’s future effective tax rate and after-tax earnings in the United States. The Company may also be affected by certain other aspects of the TCJA, including, without limitation, provisions regarding the one-time transition tax on undistributed foreign earnings and profits, limitations on the deductibility of interest expense and executive compensation and deductibility of capital expenditures. We are currently evaluating the effects of the TCJA and the full impact it will have on our consolidated financial statements, results of operations and liquidity. In addition, in the absence of guidance on various uncertainties in the application of certain provisions of the TCJA, we will use what we believe are reasonable interpretations in applying the TCJA, but it is possible that the IRS could take positions that differ from our interpretations which could materially adversely impact our financial condition and results of operations.

Reform of the health insurance industry could materially reduce the profitability of our A&H segment.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law in 2010, and throughout 2017, there were several judicial and congressional challenges and proposed amendments to PPACA. We expect there may be additional challenges and amendments in the future. Due to the complexity and continued uncertainty surrounding healthcare legislation, the impact from the PPACA or any amendments to the PPACA remains difficult to predict and could significantly affect the health insurance industry. We continue to review our product offerings and make changes to adapt to the current environment and the opportunities presented. However, we could be adversely affected if our plans for operating in the current environment are unsuccessful or if there is less demand than we expect for our A&H products.

If we are unable to adapt our A&H business to current and/or future requirements of PPACA, or if significant uncertainty continues with respect to implementation of PPACA or other healthcare reform legislation, our A&H business could be materially adversely affected. Furthermore, should Congress extend the scope of or repeal parts of or all of PPACA, such a development could have a material adverse effect on our A&H business. For more information on PPACA and its impact on our A&H segment, see Item 1, “Business - A&H Segment.”

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

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 2, “Significant Accounting Policies,” in the notes to our consolidated financial statements. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our business, financial condition or results of operations, including on our net income.

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

For the year ended December 31, 2017, we generated $502.9 million in service and fee revenue from our P&C and A&H policyholders, which included origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

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

Our P&C insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable, and our losses from catastrophes could be substantial. Our 2017 financial results were significantly impacted by hurricanes, floods and wildfires, and due to the inherent uncertainty of such catastrophes in future periods, any future impact remains difficult to predict.

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

As part of our overall risk and capacity management strategy, we purchase excess of loss catastrophic and casualty reinsurance for protection against catastrophic events and other large losses. We also rely on quota share insurance agreements to cede a portion of the risk on the policies that we write. Market conditions beyond our control, in terms of price and available capacity, may affect the amount of reinsurance we acquire and our profitability.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2017, we had an aggregate amount of approximately $1,294.2 million of recoverables from reinsurers.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $0.6 million in 2017. At December 31, 2017, the amount of reinsurance recoverable on unpaid losses from the NCRF and the MCCA was approximately $118.7 million and $661.6 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reinsurance.”

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

There is an emerging scientific consensus that Earth is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, may affect the frequency and severity of storms and other weather events, the affordability, availability and underwriting results of homeowners and property insurance, and, if frequency and severity patterns increase, could negatively affect our financial results.

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

Our principal stockholder has the ability to significantly impact our business, which may be disadvantageous to other stockholders.

Leah Karfunkel beneficially owns or controls approximately 41.8% of our outstanding shares of common stock. As a result, Mrs. Karfunkel has the ability to significantly impact all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Mrs. Karfunkel may have interests that are different from those of other stockholders.

In addition, members of the Karfunkel family, through entities that they control, have entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, they may have interests that are different from, or are in addition to, their interests as a stockholder in our company. Such transactions may adversely affect our results or operations or financial condition.

Our officers, directors and principal stockholder could delay or prevent an acquisition or merger of our company even if the transaction would benefit other stockholders. Moreover, this concentration of share ownership makes it difficult for other stockholders to replace directors without the consent of Leah Karfunkel. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors often perceive disadvantages in owning stock in companies with principal stockholders.

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

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Any person wishing to acquire control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use an aggregate of approximately 1,974,200 square feet in approximately 70 office locations and approximately 430 store fronts. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 266,200 square feet.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the Nasdaq Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of February 21, 2018 there were approximately 312 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common shares and cash dividends declared with respect to such shares:

	2017			2016
	High	Low	Dividends Declared	High	Low	Dividends Declared
First quarter	$26.99	$21.98	$0.04	$22.18	$18.04	$0.03
Second quarter	$23.78	$20.98	$0.04	$22.77	$19.98	$0.03
Third quarter	$21.96	$16.21	$0.04	$23.12	$20.21	$0.04
Fourth quarter	$22.38	$19.00	$0.04	$25.40	$18.04	$0.04

On February 21, 2018, the closing price per share of our common stock was $20.36.

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

National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to transfer funds to us in the form of a dividend. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of cash dividends and distributions that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $387.6 million as of December 31, 2017, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning February 20, 2014 and ending on December 31, 2017 with the cumulative total return on the Nasdaq Global Market Index and a peer group comprised of the Nasdaq Insurance Index. The graph shows the change in value of an initial $100 investment on February 20, 2014. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2017	2016(1)	2015(1)	2014(1)	2013(1)
	(amounts in thousands, except percentages and per share data)
Selected Income Statement Data(2)
Gross premium written	$4,755,985	$3,500,898	$2,590,044	$2,135,107	$1,338,755
Ceded premiums(3)	(1,178,390)	(428,202)	(403,502)	(265,083)	(659,439)
Net premium written	$3,577,595	$3,072,696	$2,186,542	$1,870,024	$679,316
Change in unearned premium	76,581	(77,525)	(56,436)	(236,804)	8,750
Net earned premium	$3,654,176	$2,995,171	$2,130,106	$1,633,220	$688,066
Ceding commission income	116,456	45,600	43,790	12,430	87,100
Service and fee income	502,927	380,817	273,548	168,571	127,541
Net investment income	110,745	99,586	75,340	52,426	30,808
Net gain (loss) on investments	46,763	7,904	(11,095)	(4,552)	(1,653)
Other income (expense)	(198)	24,308	—	—	—
Total revenues	$4,430,869	$3,553,386	$2,511,689	$1,862,095	$931,862
Loss and loss adjustment expense	2,626,082	2,092,280	1,485,320	1,125,136	521,022
Acquisition costs and other underwriting expenses(4)	672,429	497,007	406,662	315,089	134,887
General and administrative expenses(5)	912,996	709,148	426,976	283,334	221,654
Interest expense	47,086	40,180	28,885	17,736	2,042
Total expenses	$4,258,593	$3,338,615	$2,347,843	$1,741,295	$879,605
Income before provision for income taxes and earnings (losses) of equity method investments	$172,276	$214,771	$163,846	$120,800	$52,257
Provision for income taxes	61,273	33,998	16,176	21,551	11,140
Income before earnings (losses) of equity method investments	$111,003	$180,773	$147,670	$99,249	$41,117
Earnings (losses) of equity method investments (related parties)	(8,795)	15,601	3,443	1,180	1,274
Net income	$102,208	$196,374	$151,113	$100,429	$42,391
Less: Net (income) loss attributable to non-controlling interest	3,637	(20,668)	(14,025)	(2,504)	(82)
Net income attributable to National General Holdings Corp.	$105,845	$175,706	$137,088	$97,925	$42,309
Dividends on preferred stock	(31,500)	(24,333)	(14,025)	(2,291)	(2,158)
Net income attributable to National General Holdings Corp. common stockholders	$74,345	$151,373	$123,063	$95,634	$40,151
Per common share data:
Basic earnings per share	$0.70	$1.43	$1.25	$1.05	$0.62
Weighted average shares outstanding - basic	106,588	105,952	98,242	91,499	65,018
Diluted earnings per share	$0.68	$1.40	$1.22	$1.02	$0.59
Weighted average shares outstanding - diluted	108,752	108,278	100,724	93,515	71,802
Dividends declared per common share	$0.16	$0.14	$0.09	$0.05	$0.01
Insurance Ratios
Net loss ratio(6)	71.9%	69.9%	69.7%	68.9%	75.7%
Net operating expense ratio (non-GAAP)(7)(8)	26.4%	26.0%	24.2%	25.6%	20.6%
Net combined ratio (non-GAAP)(7)(8)(9)	98.3%	95.9%	93.9%	94.5%	96.3%

	As of December 31,
	2017	2016(1)	2015(1)	2014(1)	2013(1)
Selected Balance Sheet Data	(amounts in thousands)
Investments	$3,649,788	$3,631,064	$2,785,510	$1,991,105	$1,042,884
Cash, cash equivalents and restricted cash	$357,484	$285,900	$282,277	$132,615	$73,823
Premiums and other receivables, net	$1,324,321	$1,091,774	$694,577	$588,125	$344,633
Reinsurance recoverable	$1,294,165	$948,236	$897,232	$971,116	$1,055,447
Intangible assets, net and Goodwill	$578,223	$626,084	$461,312	$319,601	$156,915
Total assets	$8,439,743	$7,238,028	$5,556,192	$4,324,716	$2,837,515
Unpaid loss and loss adjustment expense reserves	$2,663,557	$2,273,866	$1,762,575	$1,568,796	$1,259,241
Unearned premiums and other revenue	$2,032,605	$1,701,286	$1,257,598	$872,963	$483,551
Debt	$713,710	$752,001	$491,537	$299,082	$81,142
Total liabilities	$6,486,318	$5,320,670	$4,029,034	$3,255,584	$2,194,648
Common stock and additional paid-in capital	$918,818	$914,851	$901,170	$691,670	$437,803
Preferred stock	$420,000	$420,000	$220,000	$55,000	$—
Total stockholders’ equity	$1,953,425	$1,917,358	$1,527,158	$1,069,132	$642,867

(1)
Prior years reflect the retrospective correction of errors and certain reclassifications have been made to facilitate period-to-period comparisons. For the year ended December 31, 2014, Loss and LAE increased by $72,071, and General and administrative expenses and Provision for income taxes decreased by $65,428 and $2,325, respectively. For the year ended December 31, 2013, Loss and LAE increased by $58,898 and General and administrative expenses decreased by $58,898. As of December 31, 2015, both Investments and Total assets decreased by $7,200, Unpaid loss and loss adjustment expense reserves increased by $6,951, Unearned premiums and other revenue decreased by $296, Total liabilities increased by $2,282 and Total stockholders’ equity decreased by $9,482. As of December 31, 2014, Unpaid loss and loss adjustment expense reserves and Total liabilities increased by $6,643 and $4,318, respectively, and Total stockholders’ equity decreased by $4,318. See Note 3, “Revisions of Previously Issued Financial Statements” in the notes to our consolidated financial statements for more information about these accounting changes.

(2)	Results of operations were affected by our various acquisitions and reinsurance transactions from 2013 to 2017.

(3)
Premiums ceded to related parties were not material for the years ended December 31, 2017 and 2016, and amounted to$1,578, $44,936 and $501,067 for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)
Acquisition costs and other underwriting expenses include policy acquisition expenses, commissions paid directly to producers, premium taxes and assessments, salary and benefits and other insurance general and administrative expenses which represent other costs that are directly attributable to insurance activities.

(5)
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

The operating results of property and casualty insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The property and casualty industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our P&C insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. In addition, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather. Our operating results for the year ended December 31, 2017 have been negatively impacted by losses resulting from severe weather, including Hurricanes Harvey, Irma and Maria, and by losses from California wildfires.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2017, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.9x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $110.7 million,

$99.6 million and $75.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We held 8.9% and 7.3%, of total invested assets in cash, cash equivalents and restricted cash as of December 31, 2017 and 2016, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of December 31, 2017 and 2016, our reserves, net of reinsurance recoverables on unpaid losses, were $1.5 billion and $1.4 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Quota Share Reinsurance

Effective July 1, 2017, we entered into an auto quota share agreement, pursuant to which we cede 15.0% of net liability under our auto policies to an unaffiliated third-party reinsurance provider, and a homeowners quota share agreement, pursuant to which we cede 29.6% of net liability under homeowners policies to unaffiliated third-party reinsurance providers. For more information see Note 12, “Reinsurance” in the notes to our consolidated financial statements.

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

Ceding commission income. Ceding commission income is commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, generally on a pro rata basis over the terms of the policies reinsured. The portion of ceding commission revenue which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition costs and other underwriting expenses.

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

Net investment income and Net gains and losses on investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturities and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We classify our fixed maturities and equity securities as available for sale. We report net unrealized gains (losses) on those securities classified as available for sale separately in other comprehensive income on our balance sheet. Additionally, we have a small portfolio of fixed maturities and equity securities classified as trading. We report all gains (losses) on securities classified as trading within net gains (losses) on investments. Net gains and losses on investments also include foreign exchange gains and losses which are generated by the remeasurement of our subsidiaries’ financial statement amounts that are denominated or stated in another currency into the Company’s functional currency.

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

Earnings (losses) of equity method investments. This represents primarily our share in earnings or losses of our investment in two companies that own life settlement contracts, which includes the gain realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We also invest in corporate entities, partnership and partnership-like entities and participate in their earnings (losses) for real estate, private equity funds and various partnership investments.

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

Insurance Ratios

Net combined ratio (non-GAAP). The net combined ratio (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss ratio and net operating expense ratio (non-GAAP). If the net combined ratio (non-GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Our definition of net loss ratio and net operating expense ratio is as follows:

•
Net loss ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of loss and LAE incurred to net earned premium.

•
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

Reinsurance. We account for reinsurance premiums, losses and LAE ceded to other companies on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs to acquire the underlying policies, generally on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission which represents reimbursement of acquisition costs related to the underlying policies is recorded as an offset to acquisition costs and other underwriting expenses. Commission in excess of acquisition costs is recorded as ceding commission income over the terms of the policies. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience of the policies covered by the agreements. The Company records ceding commission revenue based on its current estimate of losses on the reinsured policies subject to variable commission rates. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract under deposit accounting.

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

Investments. We account for investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities,” which requires that equity securities that have readily determinable fair values and all investments in debt securities to be segregated into categories based upon our intention for those securities. Based on our intention, we have classified our investments as available for sale or trading, with the exception of our equity and cost method investments. We may sell our available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Trading securities are reported at their estimated fair values with all gains and losses included in earnings.

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

We utilize the fair values received from the pricing service to estimate fair value measurements for all our fixed maturities and equity securities. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2017 and 2016:

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

•Mortgage, Asset-backed and Structured Securities ‑ Comprised of commercial and residential mortgage-backed, asset-backed and structured securities. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads, these are classified within Level 2 of the fair value hierarchy. We also hold certain mortgage and structured securities valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable, these are classified within Level 3 of the fair value hierarchy.

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

Stock Compensation Expense. We recognize compensation expense for our share-based awards based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in our consolidated statements of income over the period during which the employee is required to perform service in exchange for the award. Share-based payments include stock option grants and restricted stock units (“RSU”) under our 2010 Equity Incentive Plan and our 2013 Equity Incentive Plan.

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

We recognize tax benefits only on tax positions that are more likely than not to be sustained upon examination by taxing authorities. Our policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. We file our consolidated tax returns as prescribed by the tax laws of the jurisdictions in which we and our subsidiaries operate.

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which we expect will impact our future effective tax rate and after-tax earnings in the United States. We may also be affected by certain other aspects of the TCJA, including, without limitation, provisions regarding the one-time transition tax on undistributed foreign earnings and profits, limitations on the deductibility of interest expense and executive compensation and deductibility of capital expenditures.

As a result of the reduction in the corporate income tax rate, we were required to revalue our deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred tax amounts. Under the SEC guidance, Staff Accounting Bulletin No. 118, we recognized additional provision for income taxes in the amount of $20.6 million (net of $5.2 million benefit in the Reciprocal Exchanges) related to this revaluation.

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$4,375,414	$383,773	$(3,202)	$4,755,985	$3,261,670	$241,540	$(2,312)	$3,500,898
Ceded premiums	(973,468)	(208,124)	3,202	(1,178,390)	(309,522)	(120,992)	2,312	(428,202)
Net premium written	$3,401,946	$175,649	$—	$3,577,595	$2,952,148	$120,548	$—	$3,072,696
Change in unearned premium	82,359	(5,778)	—	76,581	(67,372)	(10,153)	—	(77,525)
Net earned premium	$3,484,305	$169,871	$—	$3,654,176	$2,884,776	$110,395	$—	$2,995,171
Ceding commission income	56,276	60,180	—	116,456	2,078	43,522	—	45,600
Service and fee income	552,580	5,794	(55,447)	502,927	410,771	3,862	(33,816)	380,817
Total underwriting revenues	$4,093,161	$235,845	$(55,447)	$4,273,559	$3,297,625	$157,779	$(33,816)	$3,421,588
Underwriting expenses:
Loss and loss adjustment expense	2,506,242	119,840	—	2,626,082	2,023,064	69,216	—	2,092,280
Acquisition costs and other underwriting expenses	622,269	50,160	—	672,429	481,865	15,148	(6)	497,007
General and administrative expenses	887,472	80,971	(55,447)	912,996	677,582	65,376	(33,810)	709,148
Total underwriting expenses	$4,015,983	$250,971	$(55,447)	$4,211,507	$3,182,511	$149,740	$(33,816)	$3,298,435
Underwriting income (loss)	$77,178	$(15,126)	$—	$62,052	$115,114	$8,039	$—	$123,153
Net investment income	111,024	9,325	(9,604)	110,745	97,376	8,716	(6,506)	99,586
Net gain on investments	40,640	6,123	—	46,763	7,389	515	—	7,904
Other income (expense)	(198)	—	—	(198)	24,308	—	—	24,308
Earnings (losses) of equity method investments (related parties)	(8,795)	—	—	(8,795)	15,601	—	—	15,601
Interest expense	(47,086)	(9,604)	9,604	(47,086)	(40,180)	(6,506)	6,506	(40,180)
Income (loss) before provision (benefit) for income taxes	$172,763	$(9,282)	$—	$163,481	$219,608	$10,764	$—	$230,372
Less: Provision (benefit) for income taxes	66,918	(5,645)	—	61,273	43,789	(9,791)	—	33,998
Net income (loss)	$105,845	$(3,637)	$—	$102,208	$175,819	$20,555	$—	$196,374
Less: Net (income) loss attributable to non-controlling interest	—	3,637	—	3,637	(113)	(20,555)	—	(20,668)
Net income attributable to NGHC	$105,845	$—	$—	$105,845	$175,706	$—	$—	$175,706
Net loss ratio	71.9%	70.5%		71.9%	70.1%	62.7%		69.9%
Net operating expense ratio (non-GAAP)	25.9%	38.4%		26.4%	25.9%	30.0%		26.0%
Net combined ratio (non-GAAP)	97.8%	108.9%		98.3%	96.0%	92.7%		95.9%

	Year Ended December 31,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$4,063,069	$260,575	$(65,051)	$4,258,593	$3,222,691	$156,246	$(40,322)	$3,338,615
Less: Loss and loss adjustment expense	2,506,242	119,840	—	2,626,082	2,023,064	69,216	—	2,092,280
Less: Interest expense	47,086	9,604	(9,604)	47,086	40,180	6,506	(6,506)	40,180
Less: Ceding commission income	56,276	60,180	—	116,456	2,078	43,522	—	45,600
Less: Service and fee income	552,580	5,794	(55,447)	502,927	410,771	3,862	(33,816)	380,817
Net operating expense	$900,885	$65,157	$—	$966,042	$746,598	$33,140	$—	$779,738
Net earned premium	$3,484,305	$169,871	$—	$3,654,176	$2,884,776	$110,395	$—	$2,995,171
Net operating expense ratio (non-GAAP)	25.9%	38.4%		26.4%	25.9%	30.0%		26.0%

	Year Ended December 31,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$3,261,670	$241,540	$(2,312)	$3,500,898	$2,310,052	$283,582	$(3,590)	$2,590,044
Ceded premiums	(309,522)	(120,992)	2,312	(428,202)	(249,601)	(157,491)	3,590	(403,502)
Net premium written	$2,952,148	$120,548	$—	$3,072,696	$2,060,451	$126,091	$—	$2,186,542
Change in unearned premium	(67,372)	(10,153)	—	(77,525)	(65,054)	8,618	—	(56,436)
Net earned premium	$2,884,776	$110,395	$—	$2,995,171	$1,995,397	$134,709	$—	$2,130,106
Ceding commission income (loss)	2,078	43,522	—	45,600	(2,510)	46,300	—	43,790
Service and fee income	410,771	3,862	(33,816)	380,817	300,114	13,226	(39,792)	273,548
Total underwriting revenues	$3,297,625	$157,779	$(33,816)	$3,421,588	$2,293,001	$194,235	$(39,792)	$2,447,444
Underwriting expenses:
Loss and loss adjustment expense	2,023,064	69,216	—	2,092,280	1,376,704	108,616	—	1,485,320
Acquisition costs and other underwriting expenses	481,865	15,148	(6)	497,007	378,798	27,972	(108)	406,662
General and administrative expenses	677,582	65,376	(33,810)	709,148	412,356	54,304	(39,684)	426,976
Total underwriting expenses	$3,182,511	$149,740	$(33,816)	$3,298,435	$2,167,858	$190,892	$(39,792)	$2,318,958
Underwriting income	$115,114	$8,039	$—	$123,153	$125,143	$3,343	$—	$128,486
Net investment income	97,376	8,716	(6,506)	99,586	66,429	8,911	—	75,340
Net gain (loss) on investments	7,389	515	—	7,904	(11,441)	346	—	(11,095)
Other income	24,308	—	—	24,308	—	—	—	—
Earnings of equity method investments (related parties)	15,601	—	—	15,601	3,443	—	—	3,443
Interest expense	(40,180)	(6,506)	6,506	(40,180)	(24,229)	(4,656)	—	(28,885)
Income before provision (benefit) for income taxes	$219,608	$10,764	$—	$230,372	$159,345	$7,944	$—	$167,289
Less: Provision (benefit) for income taxes	43,789	(9,791)	—	33,998	22,125	(5,949)	—	16,176
Net income	$175,819	$20,555	$—	$196,374	$137,220	$13,893	$—	$151,113
Less: Net (income) attributable to non-controlling interest	(113)	(20,555)	—	(20,668)	(132)	(13,893)	—	(14,025)
Net income attributable to NGHC	$175,706	$—	$—	$175,706	$137,088	$—	$—	$137,088
Net loss ratio	70.1%	62.7%		69.9%	69.0%	80.6%		69.7%
Net operating expense ratio (non-GAAP)	25.9%	30.0%		26.0%	24.7%	16.9%		24.2%
Net combined ratio (non-GAAP)	96.0%	92.7%		95.9%	93.7%	97.5%		93.9%

	Year Ended December 31,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$3,222,691	$156,246	$(40,322)	$3,338,615	$2,192,087	$195,548	$(39,792)	$2,347,843
Less: Loss and loss adjustment expense	2,023,064	69,216	—	2,092,280	1,376,704	108,616	—	1,485,320
Less: Interest expense	40,180	6,506	(6,506)	40,180	24,229	4,656	—	28,885
Less: Ceding commission income (loss)	2,078	43,522	—	45,600	(2,510)	46,300	—	43,790
Less: Service and fee income	410,771	3,862	(33,816)	380,817	300,114	13,226	(39,792)	273,548
Net operating expense	$746,598	$33,140	$—	$779,738	$493,550	$22,750	$—	$516,300
Net earned premium	$2,884,776	$110,395	$—	$2,995,171	$1,995,397	$134,709	$—	$2,130,106
Net operating expense ratio (non-GAAP)	25.9%	30.0%		26.0%	24.7%	16.9%		24.2%

Effective July 1, 2017, we entered into an auto quota share agreement, pursuant to which we cede 15.0% of net liability under our auto policies to an unaffiliated third-party reinsurance provider, and a homeowners quota share agreement, pursuant to which we cede 29.6% of net liability under homeowners policies to unaffiliated third-party reinsurance providers (collectively, the “Quota Shares”). Ceded premiums under the Quota Shares for the year ended December 31, 2017 were $565.8 million. See “Reinsurance” below for additional information.

During 2016, we entered into a number of acquisitions and other transactions, including the following: (i) in November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”), (ii) in October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company, an Illinois-based property and casualty insurance company (“SPCIC”), (iii) in June 2016, we closed on the acquisition of Century-National Insurance Company, a California-based property and casualty insurance company and Western General, a California corporation (“Century-National”), and (iv) we had an increase in premium volume from our 2015 acquired company Assigned Risk Solutions Ltd. (“ARS”), which began being written on our paper on January 1, 2016. In addition, in the first quarter of 2016, the Reciprocal Exchanges were deconsolidated at January 1, 2016, and subsequently reconsolidated at March 31, 2016.

During 2015, we acquired our lender-placed insurance business (“LPI Business”) and certain A&H lines and assets from Assurant Health (the “Assurant Transaction”).

As a result of these transactions and reinsurance agreements, comparisons in our results of operation between 2017 and 2016, and between 2016 and 2015, will be less meaningful. Other than the life portion of Direct General and the Assurant Transaction, all these transactions impacted our P&C segment only.

Additionally, as discussed in Note 3, “Revisions of Previously Issued Financial Statements” in the notes to our consolidated financial statements, management identified certain errors in our historical financial statements resulting in prior period adjustments to correct misstatements.

Consolidated Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Gross premium written. Gross premium written increased by $1,255.1 million, or 35.9%, from $3,500.9 million for the year ended December 31, 2016 to $4,756.0 million for the year ended December 31, 2017, due to an increase of $1,137.7 million from the P&C segment as a result of the acquisitions of Direct General ($374.2 million), Century-National ($81.6 million) and SPCIC ($34.1 million), from organic growth ($537.2 million) and the consolidation of the Reciprocal Exchanges ($142.2 million), partially offset by a decline in lender-placed premiums ($31.7 million); and an increase of $117.4 million from the A&H segment as a result of the acquisition of Direct General ($10.4 million) and organic growth ($107.0 million).

Net premium written. Net premium written increased by $504.9 million, or 16.4%, from $3,072.7 million for the year ended December 31, 2016 to $3,577.6 million for the year ended December 31, 2017. Net premium written for the P&C segment increased by $388.3 million for the year ended December 31, 2017 compared to the same period in 2016, as a result of the acquisitions of Direct General ($367.2 million), Century-National ($69.5 million) and SPCIC ($34.0 million), from organic growth ($464.2 million) and the consolidation of the Reciprocal Exchanges ($55.1 million), partially offset by the Quota Shares ($565.8 million) and a decline in lender-placed premiums ($36.0 million). Net premium written for the A&H segment increased by $116.6 million for the year ended December 31, 2017 compared to the same period in 2016, as a result of the acquisition of Direct General ($10.4 million) and organic growth ($106.2 million).

Net earned premium. Net earned premium increased by $659.0 million, or 22.0%, from $2,995.2 million for the year ended December 31, 2016 to $3,654.2 million for the year ended December 31, 2017. The increase by segment was: P&C $540.1 million and A&H $118.9 million. The increase in the P&C segment was attributable to the acquisitions of Direct General ($352.8 million), Century-National ($84.0 million) and SPCIC ($35.2 million), from organic growth ($392.4 million) and the consolidation of the Reciprocal Exchanges ($59.5 million), partially offset by the Quota Shares ($291.1 million) and a decline in lender-placed premiums ($92.7 million). The increase in the A&H segment was primarily due to the acquisition of Direct General ($10.7 million) and organic growth ($108.2 million).

Ceding commission income. Ceding commission income increased by $70.9 million, from $45.6 million for the year ended December 31, 2016 to $116.5 million for the year ended December 31, 2017, mainly driven by an increase in the P&C segment primarily from the Quota Shares ($51.2 million) and the consolidation of the Reciprocal Exchanges ($16.7 million).

Service and fee income. Service and fee income increased by $122.1 million, or 32.1%, from $380.8 million for the year ended December 31, 2016 to $502.9 million for the year ended December 31, 2017. The increase was attributable to our P&C segment ($106.4 million), primarily resulting from the acquisition of Direct General ($85.7 million) and from organic growth ($13.8 million); and an increase in the A&H segment ($15.7 million) primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Year Ended December 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$145,693	$110,343	$35,350	32.0%
Finance and processing fees	124,305	88,624	35,681	40.3%
Installment fees	83,883	43,460	40,423	93.0%
Group health administrative fees	62,217	69,689	(7,472)	(10.7)%
Late payment fees	27,305	16,737	10,568	63.1%
Other	59,524	51,964	7,560	14.5%
Total	$502,927	$380,817	$122,110	32.1%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $533.8 million, or 25.5%, from $2,092.3 million for the year ended December 31, 2016 to $2,626.1 million for the year ended December 31, 2017, primarily reflecting the acquisitions of Direct General ($234.7 million), SPCIC ($29.4 million) and Century-National ($26.4 million), organic growth ($341.6 million), significant catastrophe losses in 2017 compared to 2016 ($72.1 million) and the consolidation of the Reciprocal Exchanges ($50.6 million), partially offset by the Quota Shares ($221.1 million). The changes by segment were: P&C - increased by $516.5 million and A&H - increased by $17.3 million.

Loss and LAE for the year ended December 31, 2017 included $7.3 million of unfavorable development on prior accident year loss and LAE reserves. This development was composed of $16.2 million of unfavorable development in the P&C segment (including $0.9 million of unfavorable development for the Reciprocal Exchanges) primarily driven by higher than expected development in auto liability coverages, and $8.8 million of favorable development in the A&H segment primarily driven by development in the domestic A&H business. Loss and LAE for the year ended December 31, 2016 included $13.5 million of unfavorable development on prior accident year loss and LAE reserves. This development was composed of $4.2 million of unfavorable development in the P&C segment primarily driven by higher than expected development in private passenger auto bodily injury coverage, and $9.3 million of unfavorable development in the A&H segment primarily driven by unfavorable development in the domestic stop loss, short-term medical and European A&H policies.

Our consolidated net loss ratio increased from 69.9% for the year ended December 31, 2016 to 71.9% for the year ended December 31, 2017, with a higher P&C segment net loss ratio and a lower A&H segment net loss ratio in 2017 compared to 2016. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $175.4 million, or 35.3%, from $497.0 million for the year ended December 31, 2016 to $672.4 million for the year ended December 31, 2017, due to an increase of $123.3 million in the P&C segment, primarily as a result of the acquisitions of Direct General ($33.8 million) and Century-National ($33.5 million), from organic growth ($62.3 million) and the consolidation of the Reciprocal Exchanges ($35.0 million), partially offset by the Quota Shares ($47.4 million); and an increase of $52.1 million in the A&H segment, primarily from organic growth ($49.3 million).

General and administrative expenses. General and administrative expenses increased by $203.8 million, or 28.7%, from $709.1 million for the year ended December 31, 2016 to $913.0 million for the year ended December 31, 2017, due to an increase of $160.7 million in the P&C segment, primarily as a result of the acquisition of Direct General ($152.4 million); and an increase of $43.2 million in the A&H segment, primarily from organic growth ($27.5 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $186.3 million, or 23.9%, from $779.7 million for the year ended December 31, 2016 to $966.0 million for the year ended December 31, 2017, due to an increase of $106.4 million from the P&C segment and an increase of $80.0 million from the A&H segment.

The consolidated net operating expense ratio increased from 26.0% for the year ended December 31, 2016 to 26.4% for the year ended December 31, 2017. Excluding the Reciprocal Exchanges, the net operating expense ratio was 25.9% and 25.9% for the years ended December 31, 2017 and 2016, respectively. The Reciprocal Exchanges' net operating expense ratio was 38.4% and 30.0% for the years ended December 31, 2017 and 2016, respectively. Net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $11.2 million, or 11.2%, from $99.6 million for the year ended December 31, 2016 to $110.7 million for the year ended December 31, 2017.

Net gain on investments. Net gain on investments increased by $38.9 million from a gain of $7.9 million for the year ended December 31, 2016 to a $46.8 million gain for the year ended December 31, 2017. The increase was mainly attributable to gains in our fixed maturities portfolio in 2017 and insignificant impairment losses in 2017 compared to 2016.

Earnings (losses) of equity method investments (related parties). Earnings (losses) of equity method investments decreased by $24.4 million from $15.6 million in earnings for the year ended December 31, 2016 to $8.8 million in losses for the year ended December 31, 2017. The decrease was primarily attributable to losses recorded in 2017 in our life settlement contracts partnerships.

Interest expense. Interest expense for the years ended December 31, 2017 and 2016 was $47.1 million and $40.2 million, respectively. The increase of $6.9 million is primarily due to interest payable under our credit facility and debt assumed from our 2016 acquisitions.

Provision for income taxes. Income tax expense increased by $27.3 million, or 80.2%, from $34.0 million for the year ended December 31, 2016, reflecting an effective tax rate of 15.8%, to $61.3 million for the year ended December 31, 2017, reflecting an effective tax rate of 35.6%. The increase in consolidated income tax expense and the effective tax rate was primarily driven by the revaluation of our deferred tax assets resulting from the enactment of the 2017 tax reform.

Consolidated Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Gross premium written. Gross premium written increased by $910.9 million, or 35.2%, from $2,590.0 million for the year ended December 31, 2015 to $3,500.9 million for the year ended December 31, 2016, due to an increase of $698.8 million in premiums received from the P&C segment primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($140.0 million), additional premiums from the LPI Business ($249.5 million) and ARS ($74.6 million), and organic growth ($204.5 million), partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges ($40.8 million). Premiums received from the A&H segment increased by $212.1 million, primarily as a result of additional premiums from the Assurant Transaction ($133.7 million) and organic growth ($76.7 million).

Net premium written. Net premium written increased by $886.2 million, or 40.5%, from $2,186.5 million for the year ended December 31, 2015 to $3,072.7 million for the year ended December 31, 2016. Net premium written for the P&C segment increased by $683.4 million for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($122.1 million), additional premiums from the LPI Business ($238.2 million) and ARS ($74.6 million), and organic growth ($183.4 million), partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges ($5.5 million). Net premium written for the A&H segment increased by $202.7 million, primarily as a result of additional premiums from the Assurant Transaction ($133.7 million) and organic growth ($67.4 million).

Net earned premium. Net earned premium increased by $865.1 million, or 40.6%, from $2,130.1 million for the year ended December 31, 2015 to $2,995.2 million for the year ended December 31, 2016. The increase by segment was: P&C $661.9 million and A&H $203.1 million. The increase in the P&C segment was primarily attributable to the acquisitions of Direct General ($68.3 million) and Century-National ($122.4 million), additional premiums from the LPI Business ($299.4 million) and ARS ($42.5 million), and organic growth ($141.5 million), partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges ($24.3 million). The increase in the A&H segment was primarily due to additional premiums from the Assurant Transaction ($134.1 million) and organic growth ($66.9 million).

Ceding commission income. Ceding commission income increased from $43.8 million for the year ended December 31, 2015 to $45.6 million for the year ended December 31, 2016, primarily driven by an increase attributable to the acquisition of Century-National, partially offset by an increase to the sliding scale adjustment on our terminated third-party quota share agreement and the first quarter 2016 deconsolidation of the Reciprocal Exchanges within our P&C segment.

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

The components of service and fee income are as follows:

	Year Ended December 31,
	2016	2015	Change	% Change
	(amounts in thousands)
Commission revenue	$110,343	$58,807	$51,536	87.6%
Finance and processing fees	88,624	90,072	(1,448)	(1.6)%
Group health administrative fees	69,689	29,622	40,067	135.3%
Installment fees	43,460	32,404	11,056	34.1%
Late payment fees	16,737	12,210	4,527	37.1%
Other	51,964	50,433	1,531	3.0%
Total	$380,817	$273,548	$107,269	39.2%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $607.0 million, or 40.9%, from $1,485.3 million for the year ended December 31, 2015 to $2,092.3 million for the year ended December 31, 2016, primarily reflecting the Direct General and Century-National acquisitions; additional losses from the LPI Business, ARS and the Assurant Transaction; catastrophe losses related to hail storms that occurred in Dallas and San Antonio, Texas; floods that occurred in Louisiana; and Hurricane Matthew in the Southeast; and loss experience in our legacy domestic stop loss programs, partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges. The changes by segment were: P&C - increased $477.4 million and A&H - increased $129.6 million. Loss and LAE for the year ended December 31, 2016 included $13.5 million of unfavorable development on prior accident year loss and LAE reserves. The $4.2 million of unfavorable development in the P&C segment was primarily driven by higher than expected development in private passenger auto bodily injury coverage, and $9.3 million of unfavorable development in the A&H segment was primarily driven by unfavorable development in the domestic stop loss, short-term medical and European A&H policies. Our consolidated net loss ratio slightly increased from 69.7% for the year ended December 31, 2015 to 69.9% for the year ended December 31, 2016, with a higher P&C segment net loss ratio and a lower A&H segment net loss ratio.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $90.3 million, or 22.2%, from $406.7 million for the year ended December 31, 2015 to $497.0 million for the year ended December 31, 2016, primarily as a result of the Direct General ($1.9 million) and Century-National ($12.0 million) acquisitions, additional costs from the LPI Business ($33.3 million), ARS ($7.3 million) and the Assurant Transaction ($23.9 million), and organic growth and other ($25.6 million), partially offset by lower costs on the Reciprocal Exchanges ($12.7 million).

General and administrative expenses. General and administrative expenses increased by $282.2 million, or 66.1%, from $427.0 million for the year ended December 31, 2015 to $709.1 million for the year ended December 31, 2016, primarily as a result of the Direct General ($38.0 million) and Century-National ($34.4 million) acquisitions, additional expenses from the LPI

Business ($148.7 million), ARS ($7.7 million) and the Assurant Transaction ($39.8 million), higher expenses on the Reciprocal Exchanges ($18.2 million), and organic growth and other ($26.8 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $263.4 million, or 51.0%, from $516.3 million for the year ended December 31, 2015 to $779.7 million for the year ended December 31, 2016. The consolidated net operating expense ratio, which includes the Reciprocal Exchanges, increased to 26.0% in the year ended December 31, 2016 from 24.2% in the year ended December 31, 2015. Excluding the Reciprocal Exchanges, the net operating expense ratio was 25.9% and 24.7% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges' net operating expense ratio was 30.0% and 16.9% for the years ended December 31, 2016 and 2015, respectively.

Net investment income. Net investment income increased by $24.2 million, or 32.2%, from $75.3 million for the year ended December 31, 2015 to $99.6 million for the year ended December 31, 2016, primarily as a result of our higher amount of invested assets.

Net gain (loss) on investments. Net gain (loss) on investments increased by $19.0 million from a loss of $11.1 million for the year ended December 31, 2015 to a $7.9 million gain for the year ended December 31, 2016, primarily from our trading activities offset by higher other-than-temporary impairments in 2016.

Other income (expense). For the year ended December 31, 2016, we had a $24.3 million bargain purchase gain related to net assets acquired in excess of the purchase price paid for the acquisitions of Direct General ($7.1 million) and SPCIC ($17.2 million). The SPCIC transaction was sponsored by us, with the conversion of a mutual company to stock company and our offering of common stock at a discount to members, directors and officers of the acquired company.

Earnings of equity method investments (related parties). Earnings of equity method investments, which primarily relate to our 50% interest in life settlement entities, increased by $12.2 million from $3.4 million in earnings for the year ended December 31, 2015 to $15.6 million in earnings for the year ended December 31, 2016, due to the change in fair market value of the life settlement contracts and income from our real estate investments.

Interest expense. Interest expense for the years ended December 31, 2016 and 2015 was $40.2 million and $28.9 million, respectively. The increase of $11.3 million is primarily due to interest under our credit facility and the promissory note issued in connection with the Century-National acquisition, partially offset by our purchase of the Reciprocal Exchanges’ surplus notes.

Provision for income taxes. Income tax expense increased by $17.8 million, or 110.2%, from $16.2 million for the year ended December 31, 2015, reflecting an effective tax rate of 9.9%, to $34.0 million for the year ended December 31, 2016, reflecting an effective tax rate of 15.8%. The primary driver of the increase in consolidated income tax expense was the increase in pre-tax income period over period. Income tax expense included a tax benefit of $5.9 million and $27.1 million for the years ended December 31, 2016 and 2015, respectively, attributable to the reduction of the deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers. The effect of this tax benefit reduced the effective tax rate for the years ended December 31, 2016 and 2015 by 2.8% and 16.5%, respectively.

The increase in consolidated tax expense was primarily driven by several factors. Pre-tax income increased by 30.4% year over year. Additionally, there was a 78.2% decrease in the tax benefit attributable to the utilization of our Luxembourg equalization reserves. The upward trend in our effective tax rate was limited by the effects of bargain purchase gain associated with two acquisitions during 2016 as well as a reduction of the valuation allowance at the Reciprocal Exchanges. Combined, these two items resulted in a net benefit of 10.2% to the effective tax rate of the consolidated group.

Excluding the Reciprocal Exchanges, income tax expense was $43.8 million and $22.1 million for the years ended December 31, 2016 and 2015, respectively, reflecting effective tax rates of 21.5% and 14.2%, respectively. The Reciprocal Exchanges had pre-tax income of $10.8 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively. A full valuation allowance was recorded on the Reciprocal Exchanges at December 31, 2015. For the year ended December 31, 2016, the valuation allowance for two of the four Reciprocal Exchanges was released in full. The remaining two exchanges maintained their full valuation allowance. The valuation allowance across all exchanges was $7.1 million and $17.3 million for the years ended December 31, 2016 and 2015, respectively.

P&C Segment - Results of Operations

	Year Ended December 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$3,794,012	$383,773	$(3,202)	$4,174,583	$2,797,660	$241,540	$(2,312)	$3,036,888
Ceded premiums	(927,362)	(208,124)	3,202	(1,132,284)	(264,180)	(120,992)	2,312	(382,860)
Net premium written	$2,866,650	$175,649	$—	$3,042,299	$2,533,480	$120,548	$—	$2,654,028
Change in unearned premium	84,372	(5,778)	—	78,594	(63,131)	(10,153)	—	(73,284)
Net earned premium	$2,951,022	$169,871	$—	$3,120,893	$2,470,349	$110,395	$—	$2,580,744
Ceding commission income	55,263	60,180	—	115,443	747	43,522	—	44,269
Service and fee income	397,966	5,794	(55,447)	348,313	271,835	3,862	(33,816)	241,881
Total underwriting revenues	$3,404,251	$235,845	$(55,447)	$3,584,649	$2,742,931	$157,779	$(33,816)	$2,866,894
Underwriting expenses:
Loss and loss adjustment expense	2,187,779	119,840	—	2,307,619	1,721,854	69,216	—	1,791,070
Acquisition costs and other underwriting expenses	467,390	50,160	—	517,550	379,135	15,148	(6)	394,277
General and administrative expenses	715,975	80,971	(55,447)	741,499	549,249	65,376	(33,810)	580,815
Total underwriting expenses	$3,371,144	$250,971	$(55,447)	$3,566,668	$2,650,238	$149,740	$(33,816)	$2,766,162
Underwriting income (loss)	$33,107	$(15,126)	$—	$17,981	$92,693	$8,039	$—	$100,732
Net loss ratio	74.1%	70.5%		73.9%	69.7%	62.7%		69.4%
Net operating expense ratio (non-GAAP)	24.7%	38.4%		25.5%	26.5%	30.0%		26.7%
Net combined ratio (non-GAAP)	98.8%	108.9%		99.4%	96.2%	92.7%		96.1%

	Year Ended December 31,
	2017				2016
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$3,371,144	$250,971	$(55,447)	$3,566,668	$2,650,238	$149,740	$(33,816)	$2,766,162
Less: Loss and loss adjustment expense	2,187,779	119,840	—	2,307,619	1,721,854	69,216	—	1,791,070
Less: Ceding commission income	55,263	60,180	—	115,443	747	43,522	—	44,269
Less: Service and fee income	397,966	5,794	(55,447)	348,313	271,835	3,862	(33,816)	241,881
Net operating expense	$730,136	$65,157	$—	$795,293	$655,802	$33,140	$—	$688,942
Net earned premium	$2,951,022	$169,871	$—	$3,120,893	$2,470,349	$110,395	$—	$2,580,744
Net operating expense ratio (non-GAAP)	24.7%	38.4%		25.5%	26.5%	30.0%		26.7%

	Year Ended December 31,
	2016				2015
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,797,660	$241,540	$(2,312)	$3,036,888	$2,058,130	$283,582	$(3,590)	$2,338,122
Ceded premiums	(264,180)	(120,992)	2,312	(382,860)	(213,632)	(157,491)	3,590	(367,533)
Net premium written	$2,533,480	$120,548	$—	$2,654,028	$1,844,498	$126,091	$—	$1,970,589
Change in unearned premium	(63,131)	(10,153)	—	(73,284)	(60,402)	8,618	—	(51,784)
Net earned premium	$2,470,349	$110,395	$—	$2,580,744	$1,784,096	$134,709	$—	$1,918,805
Ceding commission income (loss)	747	43,522	—	44,269	(3,601)	46,300	—	42,699
Service and fee income	271,835	3,862	(33,816)	241,881	201,304	13,226	(39,792)	174,738
Total underwriting revenues	$2,742,931	$157,779	$(33,816)	$2,866,894	$1,981,799	$194,235	$(39,792)	$2,136,242
Underwriting expenses:
Loss and loss adjustment expense	1,721,854	69,216	—	1,791,070	1,205,074	108,616	—	1,313,690
Acquisition costs and other underwriting expenses	379,135	15,148	(6)	394,277	312,799	27,972	(108)	340,663
General and administrative expenses	549,249	65,376	(33,810)	580,815	330,245	54,304	(39,684)	344,865
Total underwriting expenses	$2,650,238	$149,740	$(33,816)	$2,766,162	$1,848,118	$190,892	$(39,792)	$1,999,218
Underwriting income	$92,693	$8,039	$—	$100,732	$133,681	$3,343	$—	$137,024
Net loss ratio	69.7%	62.7%		69.4%	67.5%	80.6%		68.5%
Net operating expense ratio (non-GAAP)	26.5%	30.0%		26.7%	25.0%	16.9%		24.4%
Net combined ratio (non-GAAP)	96.2%	92.7%		96.1%	92.5%	97.5%		92.9%

	Year Ended December 31,
	2016				2015
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$2,650,238	$149,740	$(33,816)	$2,766,162	$1,848,118	$190,892	$(39,792)	$1,999,218
Less: Loss and loss adjustment expense	1,721,854	69,216	—	1,791,070	1,205,074	108,616	—	1,313,690
Less: Ceding commission income (loss)	747	43,522	—	44,269	(3,601)	46,300	—	42,699
Less: Service and fee income	271,835	3,862	(33,816)	241,881	201,304	13,226	(39,792)	174,738
Net operating expense	$655,802	$33,140	$—	$688,942	$445,341	$22,750	$—	$468,091
Net earned premium	$2,470,349	$110,395	$—	$2,580,744	$1,784,096	$134,709	$—	$1,918,805
Net operating expense ratio (non-GAAP)	26.5%	30.0%		26.7%	25.0%	16.9%		24.4%

P&C Segment Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Gross premium written. Gross premium written increased by $1,137.7 million, or 37.5%, from $3,036.9 million for the year ended December 31, 2016 to $4,174.6 million for the year ended December 31, 2017, as a result of the acquisitions of Direct General ($374.2 million), Century-National ($81.6 million) and SPCIC ($34.1 million), from organic growth ($537.2 million) and the consolidation of the Reciprocal Exchanges ($142.2 million), partially offset by a decline in lender-placed premiums ($31.7 million).

Net premium written. Net premium written increased by $388.3 million, or 14.6%, from $2,654.0 million for the year ended December 31, 2016 to $3,042.3 million for the year ended December 31, 2017, as a result of the acquisitions of Direct General ($367.2 million), Century-National ($69.5 million) and SPCIC ($34.0 million), from organic growth ($464.2 million) and the consolidation of the Reciprocal Exchanges ($55.1 million), partially offset by the Quota Shares ($565.8 million) and a decline in lender-placed premiums ($36.0 million).

Net earned premium. Net earned premium increased by $540.1 million, or 20.9%, from $2,580.7 million for the year ended December 31, 2016 to $3,120.9 million for the year ended December 31, 2017, attributable to the acquisitions of Direct General ($352.8 million), Century-National ($84.0 million) and SPCIC ($35.2 million), from organic growth ($392.4 million) and the consolidation of the Reciprocal Exchanges ($59.5 million), partially offset by the Quota Shares ($291.1 million) and a decline in lender-placed premiums ($92.7 million).

Ceding commission income. Ceding commission income increased by $71.2 million, from $44.3 million for the year ended December 31, 2016 to $115.4 million for the year ended December 31, 2017, primarily from the Quota Shares ($51.2 million) and the consolidation of the Reciprocal Exchanges ($16.7 million).

Service and fee income. Service and fee income increased by $106.4 million, or 44.0%, from $241.9 million for the year ended December 31, 2016 to $348.3 million for the year ended December 31, 2017, primarily resulting from the acquisition of Direct General ($85.7 million) and from organic growth ($13.8 million).

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $516.5 million, or 28.8%, from $1,791.1 million for the year ended December 31, 2016 to $2,307.6 million for the year ended December 31, 2017, reflecting the acquisitions of Direct General ($234.7 million), SPCIC ($29.4 million) and Century-National ($26.4 million), increased premiums from organic growth ($341.6 million), significant catastrophe losses in 2017 compared to 2016 ($72.1 million) and the consolidation of the Reciprocal Exchanges ($50.6 million), partially offset by the Quota Shares ($221.1 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 69.4% for the year ended December 31, 2016 to 73.9% for the year ended December 31, 2017, primarily due to significant catastrophe losses in 2017 compared to 2016, a decline in lender-placed premiums and higher catastrophe losses in the Reciprocal Exchanges in 2017 compared to 2016, partially offset by the Quota Shares.

Excluding the Reciprocal Exchanges, the net loss ratio was 74.1% and 69.7% for the years ended December 31, 2017 and 2016, respectively. Significant catastrophe losses for the year ended December 31, 2017 compared to the same period in 2016 represented an increase of 2.0 basis points in the net loss ratio. The Reciprocal Exchanges’ net loss ratio was 70.5% and 62.7% for the years ended December 31, 2017 and 2016, respectively, with the 2017 increase primarily due to significant catastrophe losses.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $123.3 million, or 31.3%, from $394.3 million for the year ended December 31, 2016 to $517.6 million for the year ended December 31, 2017, primarily as a result of the acquisitions of Direct General ($33.8 million) and Century-National ($33.5 million), from organic growth ($62.3 million) and the consolidation of the Reciprocal Exchanges ($35.0 million), partially offset by the Quota Shares ($47.4 million).

General and administrative expenses. General and administrative expenses increased by $160.7 million, or 27.7%, from $580.8 million for the year ended December 31, 2016 to $741.5 million for the year ended December 31, 2017, primarily as a result of the acquisition of Direct General ($152.4 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $106.4 million, or 15.4%, from $688.9 million for the year ended December 31, 2016 to $795.3 million for the year ended December 31, 2017, primarily as a result of our 2016 acquisitions, organic growth, commission income from the Quota Shares and the consolidation of the Reciprocal Exchanges, partially offset by a reduction in transition related expenses in the lender-placed business. Our P&C segment net operating expense ratio decreased from 26.7% for the year ended December 31, 2016 to 25.5% for the year ended December 31, 2017, primarily as a result of higher net earned premium in 2017 compared to 2016.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased from $100.7 million for the year ended December 31, 2016 to $18.0 million for the year ended December 31, 2017. Our P&C segment net combined ratio increased from 96.1% for the year ended December 31, 2016 to 99.4% for the year ended December 31, 2017, with a higher net loss ratio in 2017 compared to 2016 as a result of significant catastrophe losses in 2017.

P&C Segment Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Gross premium written. Gross premium written increased by $698.8 million, or 29.9%, from $2,338.1 million for the year ended December 31, 2015 to $3,036.9 million for the year ended December 31, 2016, primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($140.0 million), additional premiums from the LPI Business ($249.5 million) and ARS ($74.6 million), and organic growth ($204.5 million), partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges ($40.8 million).

Net premium written. Net premium written increased by $683.4 million, or 34.7%, from $1,970.6 million for the year ended December 31, 2015 to $2,654.0 million for the year ended December 31, 2016, primarily as a result of the acquisitions of Direct General ($58.5 million) and Century-National ($122.1 million), additional premiums from the LPI Business ($238.2 million) and ARS ($74.6 million), and organic growth ($183.4 million), partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges ($5.5 million).

Net earned premium. Net earned premium increased by $661.9 million, or 34.5%, from $1,918.8 million for the year ended December 31, 2015 to $2,580.7 million for the year ended December 31, 2016, primarily as a result of the acquisitions of Direct General ($68.3 million) and Century-National ($122.4 million), additional premiums from the LPI Business ($299.4 million) and ARS ($42.5 million), and organic growth ($141.5 million), partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges ($24.3 million).

Ceding commission income. Our ceding commission income increased by $1.6 million from $42.7 million for the year ended December 31, 2015 to $44.3 million for the year ended December 31, 2016, driven by an increase attributable to the acquisition of Century-National, partially offset by an increase to the sliding scale adjustment on our terminated third-party quota share agreement and the first quarter 2016 deconsolidation of the Reciprocal Exchanges.

Service and fee income. Service and fee income increased by $67.1 million, or 38.4%, from $174.7 million for the year ended December 31, 2015 to $241.9 million for the year ended December 31, 2016, primarily as a result of the Direct General and Century-National acquisitions, additional service and fee income from the LPI Business, ARS and organic growth.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $477.4 million, or 36.3%, from $1,313.7 million for the year ended December 31, 2015 to $1,791.1 million for the year ended December 31, 2016, primarily reflecting the Direct General and Century-National acquisitions, additional losses from the LPI Business and ARS, catastrophe losses related to hail storms that occurred in Dallas and San Antonio, Texas; floods that occurred in Louisiana; and Hurricane Matthew in the Southeast; partially offset by the first quarter 2016 deconsolidation of the Reciprocal Exchanges. Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 68.5% for the year ended December 31, 2015 to 69.4% for the year ended December 31, 2016, primarily due to catastrophe losses for the events that occurred during 2016. Excluding the Reciprocal Exchanges, the net loss ratio was 69.7% and 67.5% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges’ net loss ratio was 62.7% and 80.6% for the years ended December 31, 2016 and 2015, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $53.6 million, or 15.7%, from $340.7 million for the year ended December 31, 2015 to $394.3 million for the year ended December 31, 2016. The increase was due to the Direct General ($1.9 million) and Century-National ($12.0 million) acquisitions, additional costs from the LPI Business ($33.3 million) and ARS ($7.3 million), and organic growth and other ($12.8 million), partially offset by lower costs on the Reciprocal Exchanges ($12.7 million).

General and administrative expenses. General and administrative expenses increased by $236.0 million, or 68.4%, from $344.9 million for the year ended December 31, 2015 to $580.8 million for the year ended December 31, 2016, as a result of the Direct General ($38.0 million) and Century-National ($34.4 million) acquisitions, additional expenses from the LPI Business ($148.7 million) and ARS ($7.7 million), higher expenses on the Reciprocal Exchanges ($18.2 million), and organic growth and other ($17.4 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $220.9 million, or 47.2%, from $468.1 million for the year ended December 31, 2015 to $688.9 million for the year ended December 31, 2016. Our P&C segment net operating expense ratio, which includes the Reciprocal Exchanges, increased from 24.4% for the year ended December 31, 2015 to 26.7% for the year ended December 31, 2016. Excluding the Reciprocal Exchanges, the net operating expense ratio was 26.5% and 25.0% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges’ net operating expense ratio was 30.0% and 16.9% for the years ended December 31, 2016 and 2015, respectively.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased from $137.0 million for the year ended December 31, 2015 to $100.7 million for the year ended December 31, 2016. Our P&C segment net combined ratio, which includes the Reciprocal Exchanges, for the year ended December 31, 2016 increased to 96.1% compared to 92.9% for the same period in 2015, primarily as a result of an increase in our net loss ratio due to catastrophe losses. Excluding the Reciprocal Exchanges, the combined ratio was 96.2% and 92.5% for the years ended December 31, 2016 and 2015, respectively. The Reciprocal Exchanges’ combined ratio was 92.7% and 97.5% for the years ended December 31, 2016 and 2015, respectively.

A&H Segment - Results of Operations

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Gross premium written	$581,402	$464,010	$251,922
Ceded premiums	(46,106)	(45,342)	(35,969)
Net premium written	$535,296	$418,668	$215,953
Change in unearned premium	(2,013)	(4,241)	(4,652)
Net earned premium	$533,283	$414,427	$211,301
Ceding commission income	1,013	1,331	1,091
Service and fee income	154,614	138,936	98,810
Total underwriting revenues	$688,910	$554,694	$311,202
Underwriting expenses:
Loss and loss adjustment expense	318,463	301,210	171,630
Acquisition costs and other underwriting expenses	154,879	102,730	65,999
General and administrative expenses	171,497	128,333	82,111
Total underwriting expenses	$644,839	$532,273	$319,740
Underwriting income (loss)	$44,071	$22,421	$(8,538)
Net loss ratio	59.7%	72.7%	81.2%
Net operating expense ratio (non-GAAP)	32.0%	21.9%	22.8%
Net combined ratio (non-GAAP)	91.7%	94.6%	104.0%

	Year Ended December 31,
Reconciliation of net operating expense ratio (non-GAAP):	2017	2016	2015
	(amounts in thousands)
Total underwriting expenses	$644,839	$532,273	$319,740
Less: Loss and loss adjustment expense	318,463	301,210	171,630
Less: Ceding commission income	1,013	1,331	1,091
Less: Service and fee income	154,614	138,936	98,810
Net operating expense	$170,749	$90,796	$48,209
Net earned premium	$533,283	$414,427	$211,301
Net operating expense ratio (non-GAAP)	32.0%	21.9%	22.8%

A&H Segment Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Gross premium written. Gross premium written increased by $117.4 million, or 25.3%, from $464.0 million for the year ended December 31, 2016 to $581.4 million for the year ended December 31, 2017, as a result of the acquisition of Direct General ($10.4 million) and organic growth, both domestic ($90.4 million) and international ($16.6 million).

Net premium written. Net premium written increased by $116.6 million, or 27.9%, from $418.7 million for the year ended December 31, 2016 to $535.3 million for the year ended December 31, 2017, as a result of the acquisition of Direct General ($10.4 million) and organic growth, both domestic ($89.7 million) and international ($16.6 million).

Net earned premium. Net earned premium increased by $118.9 million, or 28.7%, from $414.4 million for the year ended December 31, 2016 to $533.3 million for the year ended December 31, 2017, primarily as a result of the acquisition of Direct General ($10.7 million) and organic growth, both domestic ($89.1 million) and international ($19.1 million).

Service and fee income. Service and fee income increased by $15.7 million, or 11.3%, from $138.9 million for the year ended December 31, 2016 to $154.6 million for the year ended December 31, 2017, primarily due to growth in our domestic business.

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $17.3 million, or 5.7%, from $301.2 million for the year ended December 31, 2016 to $318.5 million for the year ended December 31, 2017. Our A&H net loss ratio decreased from 72.7% for the year ended December 31, 2016 to 59.7% for the year ended December 31, 2017. The loss ratio decrease was a result of higher premiums with lower loss experience due to a change in product mix primarily in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $52.1 million, or 50.8%, from $102.7 million for the year ended December 31, 2016 to $154.9 million for the year ended December 31, 2017, primarily from organic growth ($49.3 million).

General and administrative expenses. General and administrative expenses increased by $43.2 million, or 33.6%, from $128.3 million for the year ended December 31, 2016 to $171.5 million for the year ended December 31, 2017, primarily from organic growth ($27.5 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $80.0 million, or 88.1%, from $90.8 million for the year ended December 31, 2016 to $170.7 million for the year ended December 31, 2017. Our A&H net operating expense ratio increased from 21.9% for the year ended December 31, 2016 to 32.0% for the year ended December 31, 2017. The increases in net operating expense and net operating expense ratio were primarily due to higher expenses primarily in our domestic business.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $22.4 million for the year ended December 31, 2016 to $44.1 million for the year ended December 31, 2017. Our A&H net combined ratio decreased from 94.6% for the year ended December 31, 2016 to 91.7% for the year ended December 31, 2017. The net combined ratio decrease was primarily a result of a lower net loss ratio.

A&H Segment Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $129.6 million, or 75.5%, from $171.6 million for the year ended December 31, 2015 to $301.2 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction and higher loss experience in our legacy domestic stop loss programs. Our net loss ratio decreased from 81.2% for the year ended December 31, 2015 to 72.7% for the year ended December 31, 2016. The loss ratio decrease in the year ended December 31, 2016, was primarily driven by our international business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $36.7 million, or 55.7%, from $66.0 million for the year ended December 31, 2015 to $102.7 million for the year ended December 31, 2016, primarily due to the Assurant Transaction ($23.9 million) and organic growth ($12.5 million).

General and administrative expenses. General and administrative expenses increased by $46.2 million, or 56.3%, from $82.1 million for the year ended December 31, 2015 to $128.3 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction ($39.8 million) and organic growth ($9.1 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $42.6 million, or 88.3%, from $48.2 million for the year ended December 31, 2015 to $90.8 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction and our legacy domestic business. The net operating expense ratio decreased from 22.8% for the year ended December 31, 2015 to 21.9% for the year ended December 31, 2016, primarily as a result of increased net earned premiums and higher service and fee income, partially offset by an increase in general and administrative expenses and acquisition costs and other underwriting expenses.

Underwriting income (loss); net combined ratio (non-GAAP). Underwriting income increased from a loss of $8.5 million for the year ended December 31, 2015 to income of $22.4 million for the year ended December 31, 2016, primarily as a result of the Assurant Transaction, partially offset by underwriting loss in our legacy domestic and international businesses. The net combined ratio for the year ended December 31, 2016 decreased to 94.6% compared to 104.0% for the same period in 2015.

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

The average yield on our investment portfolio was 3.0% and 3.1% for the years ended December 31, 2017 and 2016, respectively, and the average duration of the portfolio was 3.98 and 5.08 years at December 31, 2017 and 2016, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our consolidated financial statements.

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

Our equity interest in the LSC Entities as of December 31, 2017 and 2016, was $160.7 million and $186.0 million, respectively. For the years ended December 31, 2017, 2016 and 2015, we recorded equity in earnings (losses) from the LSC Entities of $(1.2) million, $20.8 million and $8.9 million, respectively, and made cash contributions of $21.0 million, $11.5 million, $0.6 million, respectively, and received distributions of $45.1 million, $0.0 million and $1.9 million, respectively. During 2017, the LSC Entities sold a substantial portion of the life settlement contracts. See Note 4, “Investments - LSC Entities” for additional information on our investments in LSC Entities and these transactions in the notes to our consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed-maturity securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised substantial capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $190.0 million outstanding as of December 31, 2017. In 2017, we drew down an additional $140.0 million on the revolving credit line and we paid in full the Century National Promissory Note, including accrued but unpaid interest. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $387.6 million and $397.1 million as of December 31, 2017 and 2016, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2017, 2016 and 2015, there were $339.4 million, $29.5 million and $23.8 million, respectively, of dividends or return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $2.5 billion, $1.9 billion and $1.4 billion in the years ended December 31, 2017, 2016 and 2015, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments increased from $3.1 billion at December 31, 2015 to $3.9 billion at December 31, 2016, and increased to $4.0 billion at December 31, 2017. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our direct and indirect subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Net cash provided by operating activities	$317,301	$318,146	$316,064
Net cash used in investing activities	(171,472)	(462,041)	(720,647)
Net cash (used in) provided by financing activities	(81,903)	152,704	554,588
Effect of exchange rate changes on cash and cash equivalents	7,658	(5,186)	(343)
Net increase in cash, cash equivalents, and restricted cash	$71,584	$3,623	$149,662

Comparison of Years Ended December 31, 2017 and 2016

Net cash used in investing activities decreased by $290.6 million, primarily reflecting a decrease of $250.6 million in cash used for acquisitions in 2017.

Net cash (used in) provided by financing activities decreased by $234.6 million, primarily due to a decrease of $198.5 million in proceeds received from issuances of common and preferred stock, an increase of $14.2 million in dividends paid and an increase of $64.7 million in cash used in repayments of debt, net of proceeds, partially offset by a decrease of $47.5 million in the securities sold under agreements to repurchase, net.

Comparison of Years Ended December 31, 2016 and 2015

Net cash used in investing activities decreased by $258.6 million, due to an increase of $410.4 million in proceeds received from sale of investments and distributions from unconsolidated subsidiaries, a decrease of $298.5 million in cash used in purchases of investments and an increase of $5.7 million in cash used in investments in unconsolidated subsidiaries and non-controlling interest, partially offset by an increase of $432.5 million in cash used for acquisitions and an increase of $12.0 million in cash used in purchases of premises and equipment.

Net cash (used in) provided by financing activities decreased by $401.9 million, primarily due to a decrease of $171.7 million in proceeds received from issuances of common and preferred stock, a decrease of $162.9 million in proceeds received from borrowings, net of repayments and returns of capital, a decrease of $53.2 million in the securities sold under agreements to repurchase, net of short sales and an increase of $15.7 million in 2016 payments of dividends.

Consolidating Balance Sheet Information

	December 31, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,834,955	$304,934	$—	$3,139,889
Equity securities, available-for-sale, at fair value	29,028	—	—	29,028
Fixed maturities, trading, at fair value	9	—	—	9
Equity securities, trading, at fair value	21,313	—	—	21,313
Other investments	526,425	22,279	(89,155)	459,549
Total investments	3,411,730	327,213	(89,155)	3,649,788
Cash and cash equivalents	286,840	5,442	—	292,282
Restricted cash and cash equivalents	64,593	609	—	65,202
Accrued investment income	36,422	1,805	(15,855)	22,372
Premiums and other receivables, net	1,268,330	56,792	(801)	1,324,321
Deferred acquisition costs	195,552	20,837	—	216,389
Reinsurance recoverable	1,199,961	94,204	—	1,294,165
Prepaid reinsurance premiums	416,142	100,980	—	517,122
Premises and equipment, net	319,780	4,269	—	324,049
Intangible assets, net	400,385	3,685	—	404,070
Goodwill	174,153	—	—	174,153
Prepaid and other assets	153,567	2,263	—	155,830
Total assets	$7,927,455	$618,099	$(105,811)	$8,439,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,520,204	$143,353	$—	$2,663,557
Unearned premiums and other revenue	1,807,210	225,395	—	2,032,605
Reinsurance payable	329,772	69,076	(801)	398,047
Accounts payable and accrued expenses	423,054	24,682	(15,855)	431,881
Debt	713,710	89,155	(89,155)	713,710
Other liabilities	204,936	41,582	—	246,518
Total liabilities	$5,998,886	$593,243	$(105,811)	$6,486,318
Stockholders’ equity:
Common stock	$1,067	$—	$—	$1,067
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	917,751	—	—	917,751
Accumulated other comprehensive loss	(8,112)	—	—	(8,112)
Retained earnings	597,863	—	—	597,863
Total National General Holdings Corp. stockholders’ equity	1,928,569	—	—	1,928,569
Non-controlling interest	—	24,856	—	24,856
Total stockholders’ equity	$1,928,569	$24,856	$—	$1,953,425
Total liabilities and stockholders’ equity	$7,927,455	$618,099	$(105,811)	$8,439,743

	December 31, 2016
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value	$2,755,454	$306,345	$—	$3,061,799
Equity securities, available-for-sale, at fair value	11,780	—	—	11,780
Fixed maturities, trading, at fair value	38,677	—	—	38,677
Equity securities, trading, at fair value	47,931	—	—	47,931
Other investments	559,885	—	(89,008)	470,877
Total investments	3,413,727	306,345	(89,008)	3,631,064
Cash and cash equivalents	212,894	7,405	—	220,299
Restricted cash and cash equivalents	64,632	969	—	65,601
Accrued investment income	32,210	2,957	(6,398)	28,769
Premiums and other receivables, net	1,045,377	47,198	(801)	1,091,774
Deferred acquisition costs	189,879	31,043	—	220,922
Reinsurance recoverable	892,264	55,972	—	948,236
Prepaid reinsurance premiums	87,285	69,685	—	156,970
Premises and equipment, net	110,387	4,117	—	114,504
Intangible assets, net	456,695	11,025	—	467,720
Goodwill	158,364	—	—	158,364
Prepaid and other assets	168,539	(19,007)	(15,727)	133,805
Total assets	$6,832,253	$517,709	$(111,934)	$7,238,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,136,791	$137,075	$—	$2,273,866
Unearned premiums and other revenue	1,502,562	198,724	—	1,701,286
Reinsurance payable	78,949	20,662	(801)	98,810
Accounts payable and accrued expenses	331,129	13,179	(6,398)	337,910
Debt	752,001	89,008	(89,008)	752,001
Other liabilities	145,138	27,386	(15,727)	156,797
Total liabilities	$4,946,570	$486,034	$(111,934)	$5,320,670
Stockholders’ equity:
Common stock	$1,064	$—	$—	$1,064
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	913,787	—	—	913,787
Accumulated other comprehensive income	11,475	—	—	11,475
Retained earnings	539,114	—	—	539,114
Total National General Holdings Corp. stockholders’ equity	1,885,440	—		1,885,440
Non-controlling interest	243	31,675	—	31,918
Total stockholders’ equity	$1,885,683	$31,675	$—	$1,917,358
Total liabilities and stockholders’ equity	$6,832,253	$517,709	$(111,934)	$7,238,028

Other Material Changes in Financial Position

	December 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,324,321	$1,091,774	$232,547	21.3%
Reinsurance recoverable	$1,294,165	$948,236	$345,929	36.5%
Prepaid reinsurance premiums	$517,122	$156,970	$360,152	229.4%
Premises and equipment, net	$324,049	$114,504	$209,545	183.0%

Selected Liabilities:
Unearned premiums and other revenue	$2,032,605	$1,701,286	$331,319	19.5%
Reinsurance payable	$398,047	$98,810	$299,237	302.8%
Accounts payable and accrued expenses	$431,881	$337,910	$93,971	27.8%

Changes in Financial Position During the Year Ended December 31, 2017 Compared to December 31, 2016

Premiums and other receivables, net increased by $232.5 million, primarily due to growth in our P&C segment ($247.2 million), partially offset by our A&H segment ($32.4 million). Reinsurance recoverable, increased by $345.9 million, primarily due to the Quota Shares ($177.0 million), from organic growth in our P&C segment, mainly from our reinsurance catastrophe excess of loss program ($112.9 million), the acquisition of Century-National ($16.5 million) and the Reciprocal Exchanges ($38.2 million). Prepaid reinsurance premiums increased by $360.2 million, primarily due to the Quota Shares ($274.7 million) and the Reciprocal Exchanges ($31.3 million). Premises and equipment, net increased by $209.5 million, primarily due to the purchase of our policy management system ($190.2 million).

Unearned premiums and other revenue increased by $331.3 million, primarily due to organic growth in our P&C segment ($245.0 million), the Quota Shares ($53.3 million) and the Reciprocal Exchanges ($26.7 million). Reinsurance payable increased by $299.2 million, primarily due to the Quota Shares ($252.3 million) and the Reciprocal Exchanges ($48.4 million). Accounts payable and accrued expenses increased by $94.0 million, primarily due to the purchase of the policy management system, accrued debt interest and payables related to investments.

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

We assume and cede insurance risks under various reinsurance agreements, on both a pro rata basis and an excess of loss basis. We purchase reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. As part of our overall risk and capacity management strategy, we purchase various quota share, excess of loss catastrophic and casualty reinsurance for protection against catastrophic events and other large losses.

Quota Share Agreements

Effective July 1, 2017, we entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering our auto lines of business, under which we cede 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, we receive a 31.2% provisional ceding commission on premiums ceded to the reinsurers during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the net loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the net loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5.0 million per risk or $70.0 million per event. The cession may be increased, under certain conditions, up to a maximum cession of 20.0%.

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

Catastrophe Reinsurance

As of May 1, 2017, our reinsurance property catastrophe excess of loss program provides a total of $575.0 million in coverage in excess of a $70.0 million retention, with one reinstatement. Effective July 1, 2017, the casualty program provides $45.0 million in coverage in excess of a $5.0 million retention. We pay a premium as consideration for ceding the risk.

As of July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $375.0 million in coverage in excess of a $20.0 million retention, with one reinstatement.

Industry Pools and Facilities

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

All automobile insurers doing business in Michigan are required to participate in the MCCA. The MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of a set limit. Insurers are reimbursed for their covered losses in excess of $545,000 in the first half of 2017 and $555,000 until June 30, 2019. Funding for the MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Reinsurance recoverables from the MCCA are as follows:

	December 31,
(amounts in thousands)	2017	2016
Reinsurance recoverable on paid losses	$7,948	$7,969
Reinsurance recoverable on unpaid losses	661,562	663,943

The following is a summary of premium and related losses ceded to the MCCA:

	Year Ended December 31,
(amounts in thousands)	2017	2016	2015
Ceded earned premiums	$9,323	$9,404	$12,146
Ceded Loss and LAE	14,304	26,510	15,482

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

Reinsurance recoverables from the NCRF are as follows:

	December 31,
(amounts in thousands)	2017	2016
Reinsurance recoverable on paid losses	$34,698	$29,274
Reinsurance recoverable on unpaid losses	118,701	100,470

The following is a summary of premium and related losses ceded to the NCRF:

	Year Ended December 31,
(amounts in thousands)	2017	2016	2015
Ceded earned premiums	$190,809	$165,491	$158,613
Ceded Loss and LAE	186,051	173,926	144,350

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

The Company has a concentration of credit risk associated with its reinsurance recoverables and premiums ceded to reinsurers. The following tables present information for each reinsurer by reinsurance recoverable, prepaid reinsurance and funds held balances:

		Recoverable on
December 31, 2017	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Total
Reinsurer:		(amounts in thousands)
MCCA	NR	$661,562	$7,948	$3,948	$—	$673,458
NCRF	NR	118,701	34,698	78,105	—	231,504
Hannover Ruck SE	A+	97,208	40,725	169,704	(180,222)	127,415
Related Parties	Various	12,536	4,704	—	(47)	17,193
Other reinsurers' balances - each less than 5% of total	A- or higher	239,736	76,347	265,365	(6,695)	574,753
Total		$1,129,743	$164,422	$517,122	$(186,964)	$1,624,323
NGHC		$1,077,335	$122,626	$416,142	$(186,942)	$1,616,103
Reciprocal Exchanges		52,408	41,796	100,980	(22)	195,184
Total		$1,129,743	$164,422	$517,122	$(186,964)	$1,624,323

		Recoverable on
December 31, 2016	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Total
Reinsurer:		(amounts in thousands)
MCCA	NR	$663,943	$7,969	$3,911	—	$675,823
NCRF	NR	100,470	29,274	52,726	—	182,470
Related Parties	Various	26,782	10,264	—	(2)	37,044
Other reinsurers' balances - each less than 5% of total	A- or higher	89,602	19,932	100,333	(4,984)	204,883
Total		$880,797	$67,439	$156,970	$(4,986)	$1,100,220
NGHC		$838,605	$53,659	$87,285	$(4,964)	$974,585
Reciprocal Exchanges		42,192	13,780	69,685	(22)	125,635
Total		$880,797	$67,439	$156,970	$(4,986)	$1,100,220

Funds held for reinsurers are recorded within reinsurance payable in our consolidated balance sheets. Additionally, collateral is available to us in the form of letters of credit and trust agreements in the amounts of $93.2 million and $55.8 million, as of December 31, 2017 and 2016, respectively. See Note 16, “Related Party Transactions” for additional information about reinsurance agreements with related parties in the notes to our consolidated financial statements.

Debt

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the years ended December 31, 2017, 2016 and 2015 was $7.5 million, $7.6 million and $3.0 million, respectively. For more information on the 7.625% notes including ranking and restrictive covenants, see Note 15, “Debt” in the notes to our consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the years ended December 31, 2017, 2016 and 2015 was $23.7 million, $23.6 million and $18.4 million, respectively. For more including ranking and restrictive covenants, see Note 15, “Debt” in the notes to our consolidated financial statements.

Revolving Credit Agreement

On January 25, 2016, we entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $225.0 million base revolving credit facility with a letter of credit sublimit of $112.5 million and an expansion feature not to exceed $50.0 million. As of December 31, 2017, the Credit Agreement had been expanded to $245.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of December 31, 2017).

As of December 31, 2017, there was $190.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of December 31, 2017 was 3.77%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the years ended December 31, 2017 and 2016 was $4.2 million and $0.9 million, respectively. We were in compliance with all of the covenants under the Credit Agreement as of December 31, 2017.

Preferred Stock

Series C Preferred Stock

In 2016, we completed a public offering of 8,000,000 of our depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year. Dividends on the Series C Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series C Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series C Preferred Stock are declared for any future dividend payment. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, we may redeem at our option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued.

Series B Preferred Stock

In 2015, we completed a public offering of 6,600,000 of our depositary shares, each representing a 1/40th interest in a share of our 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year. Dividends on the Series B Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series B Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series B Preferred Stock are declared for any future dividend payment. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to April 15, 2020. After that date, we may redeem at our option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 6,600,000 depositary shares (equivalent to 165,000 shares of Series B Preferred Stock) were issued.

Series A Preferred Stock

In 2014, we completed a public offering of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, Series A, $0.01 par value per share (the “Series A Preferred Stock”). Dividends will be payable on the liquidation preference amount of $25 per share, on a non-cumulative basis, when, as, and if declared by the Board of Directors, quarterly in arrears on the 15th day of January, April, July and October of each year at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If we have not declared a dividend before the dividend payment date for any dividend period, we will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The Series A Preferred Stock is not redeemable prior to July 15, 2019. After that date, we may redeem at our option, in whole or in part, the Series A Preferred Stock at a redemption price of $25 per share, plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(amounts in thousands)
Loss and LAE reserves (1)	$2,663,557	$1,265,738	$697,684	$299,017	$401,118
Debt and interest (2)	1,254,929	42,948	269,152	71,390	871,439
Operating leases	163,701	32,165	53,693	32,197	45,646
Purchase obligations (3)	133,333	66,666	66,667	—	—
Capital lease obligations	32,547	8,361	17,634	5,252	1,300
Contributions to partnerships	12,391	2,293	3,187	2,218	4,693
Employment agreement obligations	7,260	5,795	1,465	—	—
Total	$4,267,718	$1,423,966	$1,109,482	$410,074	$1,324,196

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2017, and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business - Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors - Risks Relating to Our Business - If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)
The interest related to our debt by period as of December 31, 2017 was as follows: $42.9 million - less than 1 year, $79.2 million - 1 - 3 years, $71.4 million - 3 - 5 years and $340.3 million - more than 5 years.

(3)	Relates to the purchase of our policy management system.

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

Interest Rate Risk. We had fixed-maturities and preferred stock with a fair value of $3.1 billion as of December 31, 2017 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed-maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our fixed-maturity securities as of December 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed-maturity and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed-maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our fixed maturities (and excluding $2.2 million of preferred stock), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturities and on our stockholders’ equity, each as of December 31, 2017.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$2,894,986	$(244,912)	(8.1)%
100 basis point increase	3,014,302	(125,596)	(4.2)
No change	3,139,898	—	—
100 basis point decrease	3,265,494	125,596	4.2
200 basis point decrease	3,400,510	260,612	8.7

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $721.2 million principal amount of debt instruments of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of December 31, 2017 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules required to be filed pursuant to this Item 8 are listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National General Holdings Corp:

Opinion on Internal Control over Financial Reporting
We have audited National General Holdings Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National General Holdings Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of National General Holdings Corp. as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes and the financial statement schedules listed in the accompanying index, of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 26, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2018 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Certain Relationships and Related Transactions - Family Relationships,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2018.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance,” “Compensation Committee Interlocks and Insider Participation,” “CEO Compensation Pay Ratio” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2018.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2017 under our 2010 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,296,044	$9.37	966,561
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,296,044	$9.37	966,561

(1) Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 21, “Share-Based Compensation” in the notes to our consolidated financial statements.
(2) Only applies to outstanding options, as restricted stock units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2018.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before May 1, 2018.

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

(b)	Schedules: See Item 15(a).

(c)	Exhibits listing

Exhibit No.	Exhibit Description
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

4.3	Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
4.4	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.5	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
4.6	Form of 6.750% Notes due 2024 (included as Exhibit A to Exhibit 4.9) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014)
4.7	Form of 7.625% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)
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

4.13	Form of depositary receipt (included as Exhibit A to Exhibit 4.11) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.14	Form of depositary receipt (included as Exhibit A to Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
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

10.13
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

10.14
Amended and Restated Credit Agreement, dated September 20, 2016, among AmTrust Financial Services, Inc.as Administrative Agent, ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

10.15
Asset Purchase and License Agreement, dated September 13, 2017, between AmTrust North America, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2017)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)
23.2	Consent of BDO USA LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

The Company and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	NATIONAL GENERAL HOLDINGS CORP.
February 26, 2018	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry Karfunkel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Barry Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Michael Weiner

/s/ Lawrence J. Moloney	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018
Lawrence J. Moloney

/s/ Robert Karfunkel	Director	February 26, 2018
Robert Karfunkel

/s/ Barry Zyskind	Director and non-executive Chairman	February 26, 2018
Barry Zyskind

/s/ Donald DeCarlo	Director	February 26, 2018
Donald DeCarlo

/s/ Patrick Fallon	Director	February 26, 2018
Patrick Fallon

/s/ Barbara Paris	Director	February 26, 2018
Barbara Paris

/s/ John Marshaleck	Director	February 26, 2018
John Marshaleck

/s/ John Nichols	Director	February 26, 2018
John Nichols

NATIONAL GENERAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National General Holdings Corp:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of National General Holdings Corp. (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes and the financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 26, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National General Holdings Corp
New York, New York

We have audited the accompanying consolidated balance sheets of National General Holdings Corp. (the “Company”) as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National General Holdings Corp. at December 31, 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/BDO USA, LLP
New York, New York
March 23, 2017 except for Note 3 for which it is February 26, 2018.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2017	2016
		(As adjusted)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value (amortized cost - $2,835,293 and $2,739,045)	$2,834,955	$2,755,454
Equity securities, available-for-sale, at fair value (cost - $29,073 and $6,956)	29,028	11,780
Fixed maturities, trading, at fair value	9	38,677
Equity securities, trading, at fair value	21,313	47,931
Other investments (related parties - $347,548 and $373,688)	437,270	470,877
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value (amortized cost - $304,498 and $301,017)	304,934	306,345
Short-term investments	22,279	—
Total investments	3,649,788	3,631,064
Cash and cash equivalents (Exchanges - $5,442 and $7,405)	292,282	220,299
Restricted cash and cash equivalents (Exchanges - $609 and $969)	65,202	65,601
Accrued investment income (related parties - $2,334 and $1,298) (Exchanges - $1,805 and $2,957)	22,372	28,769
Premiums and other receivables, net (Exchanges - $56,792 and $47,198)	1,324,321	1,091,774
Deferred acquisition costs (Exchanges - $20,837 and $31,043)	216,389	220,922
Reinsurance recoverable (related parties - $17,240 and $37,046) (Exchanges - $94,204 and $55,972)	1,294,165	948,236
Prepaid reinsurance premiums (Exchanges - $100,980 and $69,685)	517,122	156,970
Premises and equipment, net (Exchanges - $4,269 and $4,117)	324,049	114,504
Intangible assets, net (Exchanges - $3,685 and $11,025)	404,070	467,720
Goodwill	174,153	158,364
Prepaid and other assets (Exchanges - $2,263 and $(19,007))	155,830	133,805
Total assets	$8,439,743	$7,238,028

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2017	2016
		(As adjusted)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $143,353 and $137,075)	$2,663,557	$2,273,866
Unearned premiums and other revenue (Exchanges - $225,395 and $198,724)	2,032,605	1,701,286
Reinsurance payable (related parties - $543 and $33,419) (Exchanges - $68,275 and $19,861)	398,047	98,810
Accounts payable and accrued expenses (related parties - $140,098 and $29,271) (Exchanges - $8,827 and $6,781)	431,881	337,910
Debt	713,710	752,001
Other liabilities (Exchanges - $41,582 and $11,659)	246,518	156,797
Total liabilities	$6,486,318	$5,320,670
Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,697,648 shares - 2017; authorized 150,000,000 shares, issued and outstanding 106,428,092 shares - 2016	$1,067	$1,064
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2016. Aggregate liquidation preference $420,000 - 2017, $420,000 - 2016	420,000	420,000
Additional paid-in capital	917,751	913,787
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation adjustments, net of tax	(7,810)	(2,320)
Unrealized gains (losses) on investments, net of tax	(302)	13,795
Total accumulated other comprehensive income (loss)	(8,112)	11,475
Retained earnings	597,863	539,114
Total National General Holdings Corp. stockholders' equity	1,928,569	1,885,440
Non-controlling interest (Exchanges - $24,856 and $31,675)	24,856	31,918
Total stockholders’ equity	$1,953,425	$1,917,358
Total liabilities and stockholders’ equity	$8,439,743	$7,238,028

See accompanying notes to consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2017	2016	2015
		(As adjusted)	(As adjusted)
Revenues:
Net earned premium	$3,654,176	$2,995,171	$2,130,106
Ceding commission income	116,456	45,600	43,790
Service and fee income	502,927	380,817	273,548
Net investment income	110,745	99,586	75,340
Net gain (loss) on investments:
Other-than-temporary impairment loss	(25)	(22,102)	(15,247)
Other net realized gain on investments	46,788	30,006	4,152
Net gain (loss) on investments	46,763	7,904	(11,095)
Other income (expense)	(198)	24,308	—
Total revenues	4,430,869	3,553,386	2,511,689
Expenses:
Loss and loss adjustment expense	2,626,082	2,092,280	1,485,320
Acquisition costs and other underwriting expenses	672,429	497,007	406,662
General and administrative expenses	912,996	709,148	426,976
Interest expense	47,086	40,180	28,885
Total expenses	4,258,593	3,338,615	2,347,843
Income before provision for income taxes and earnings of equity method investments	172,276	214,771	163,846
Provision for income taxes	61,273	33,998	16,176
Income before earnings (losses) of equity method investments	111,003	180,773	147,670
Earnings (losses) of equity method investments (related parties)	(8,795)	15,601	3,443
Net income	102,208	196,374	151,113
Less: Net (income) loss attributable to non-controlling interest	3,637	(20,668)	(14,025)
Net income attributable to NGHC	105,845	175,706	137,088
Dividends on preferred stock	(31,500)	(24,333)	(14,025)
Net income attributable to NGHC common stockholders	$74,345	$151,373	$123,063

Earnings per common share:
Basic	$0.70	$1.43	$1.25
Diluted	$0.68	$1.40	$1.22
Dividends declared per common share	$0.16	$0.14	$0.09

Weighted average common shares outstanding:
Basic	106,588,402	105,951,752	98,241,904
Diluted	108,752,262	108,278,318	100,723,936

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Year Ended December 31,
	2017	2016	2015
		(As adjusted)	(As adjusted)
Net income	$102,208	$196,374	$151,113
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(5,490)	1,460	1,026
Gross gain (loss) on investments, net of tax ($8,710, $13,010 and $(27,621) in 2017, 2016 and 2015, respectively)	32,767	24,161	(51,296)
Reclassification adjustments for investment gain/loss included in net income:
Other-than-temporary impairment loss, net of tax ($5, $7,736 and $5,336 in 2017, 2016 and 2015, respectively)	20	14,366	9,911
Other gain on investments, net of tax ($(13,293), $(4,116) and $(1,729) in 2017, 2016 and 2015, respectively)	(50,005)	(7,644)	(3,211)
Other comprehensive income (loss), net of tax	(22,708)	32,343	(43,570)
Comprehensive income	79,500	228,717	107,543
Less: Comprehensive (income) loss attributable to non-controlling interest	6,758	(22,122)	(10,061)
Comprehensive income attributable to NGHC	$86,258	$206,595	$97,482

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2015 (as adjusted)	93,427,382	$934	2,200,000	$55,000	$690,736	$20,192	$288,514	$13,756	$1,069,132
Net income (as adjusted)	—	—	—	—	—	—	137,088	14,025	151,113
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,026	—	—	1,026
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(40,632)	—	(3,964)	(44,596)
Change in non-controlling interest	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock	11,500,000	115	—	—	210,527	—	—	—	210,642
Issuance of preferred stock	—	—	165,000	165,000	(5,448)	—	—	—	159,552
Common stock dividends	—	—	—	—	—	—	(9,015)	—	(9,015)
Preferred stock dividends	—	—	—	—	—	—	(14,025)	—	(14,025)
Common stock issued under employee stock plans and exercises of stock options	650,536	7	—	—	(1,638)	—	—	—	(1,631)
Shares withheld related to net share settlement	(23,587)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,937	—	—	—	5,937
Balance December 31, 2015 (as adjusted)	105,554,331	1,056	2,365,000	220,000	900,114	(19,414)	402,562	22,840	1,527,158
Cumulative effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income (as adjusted)	—	—	—	—	—	—	175,706	20,668	196,374
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,460	—	—	1,460
Change in unrealized gain on investments, net of tax (as adjusted)	—	—	—	—	—	29,429	—	1,454	30,883
Exchanges’ equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	9,575	9,575
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Issuance of common stock for acquisition	272,609	2	—	—	6,056	—	—	—	6,058
Issuance of preferred stock	—	—	200,000	200,000	(6,482)	—	—	—	193,518
Common stock dividends	—	—	—	—	—	—	(14,821)	—	(14,821)
Preferred stock dividends	—	—	—	—	—	—	(24,333)	—	(24,333)
Common stock issued under employee stock plans and exercises of stock options	644,939	6	—	—	5,134	—	—	—	5,140
Shares withheld related to net share settlement (as adjusted)	(43,787)	—	—	—	(919)	—	—	—	(919)
Stock-based compensation	—	—	—	—	8,221	—	—	—	8,221
Tax benefit from stock-based compensation	—	—	—	—	1,813	—	—	—	1,813
Balance December 31, 2016 (as adjusted)	106,428,092	$1,064	2,565,000	$420,000	$913,787	$11,475	$539,114	$31,918	$1,917,358

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017 (as adjusted)	106,428,092	$1,064	2,565,000	$420,000	$913,787	$11,475	$539,114	$31,918	$1,917,358
Cumulative effect adjustment of change to OCI related to tax reform	—	—	—	—	—	—	1,438	(61)	1,377
Net income (loss)	—	—	—	—	—	—	105,845	(3,637)	102,208
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,490)	—	—	(5,490)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(14,097)	—	(3,121)	(17,218)
Purchase of non-controlling interest	—	—	—	—	(3,843)	—	—	(243)	(4,086)
Common stock dividends	—	—	—	—	—	—	(17,034)	—	(17,034)
Preferred stock dividends	—	—	—	—	—	—	(31,500)	—	(31,500)
Common stock issued under employee stock plans and exercises of stock options	347,809	3	—	—	1,256	—	—	—	1,259
Shares withheld related to net share settlement	(78,253)	—	—	—	(1,773)	—	—	—	(1,773)
Stock-based compensation	—	—	—	—	8,324	—	—	—	8,324
Balance December 31, 2017	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2017	2016	2015
		(As adjusted)	(As adjusted)
Cash flows from operating activities:
Net income	$102,208	$196,374	$151,113
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill impairment	103,303	92,035	49,628
Net amortization of premium/discount on fixed maturities and debt, net	(5,097)	1,096	2,327
Stock-compensation expense	8,324	8,221	5,937
Bad debt expense	63,819	35,356	23,810
Net (gain) loss on investments	(46,763)	(7,904)	11,095
(Earnings) losses of equity method investments	9,472	(13,850)	(913)
Other	1,119	(19,396)	(510)
Changes in assets and liabilities:
Accrued investment income	5,129	(8,627)	(5,649)
Premiums and other receivables	(276,557)	(127,767)	45,340
Deferred acquisition costs	4,751	(83,089)	(34,532)
Reinsurance recoverable	(347,848)	(26,677)	79,343
Prepaid reinsurance premiums	(360,152)	(17,611)	(25,582)
Prepaid expenses and other assets	(17,543)	18,602	27,177
Unpaid loss and loss adjustment expense reserves	382,299	190,864	23,312
Unearned premiums and other revenue	328,753	97,210	77,882
Reinsurance payable	298,925	22,962	(42,469)
Accounts payable	(54,485)	(44,773)	(98,317)
Deferred tax asset / liability	24,726	(36,176)	(34,677)
Other liabilities	92,918	41,296	61,749
Net cash provided by operating activities	$317,301	$318,146	$316,064
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	$(1,927,018)	$(686,095)	$(1,310,560)
Proceeds from sale and maturity of fixed maturities, available-for-sale	1,844,699	672,691	530,325
Purchases of equity securities, available-for-sale	(33,374)	(32,170)	(11,824)
Proceeds from sale of equity securities, available-for-sale	22,207	119,003	3,951
Purchases of trading investments	(217,861)	(95,026)	—
Proceeds from sale and maturity of trading investments	261,225	62,104	—
Purchases of short-term investments	(5,728,031)	(177,628)	(84,939)
Proceeds from sale of short-term investments	5,707,331	165,075	91,952
Purchases of other investments	(59,384)	(197,384)	(79,452)
Proceeds from sale and return of other investments	73,778	17,714	—
Purchases of premises and equipment	(95,668)	(34,640)	(22,669)
Acquisition of consolidated subsidiaries, net of cash	(19,376)	(269,965)	162,569
Decrease in cash due to deconsolidation of the Reciprocal Exchanges	—	(8,393)	—
Increase in cash due to consolidation of the Reciprocal Exchanges	—	2,673	—
Net cash used in investing activities	$(171,472)	$(462,041)	$(720,647)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2017	2016	2015
		(As adjusted)	(As adjusted)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	$—	$(52,484)	$5,680
Securities sold, not yet purchased	—	5,013	—
Proceeds from debt	140,000	50,000	195,400
Repayments of debt, return of capital and purchase of non-controlling interests	(172,839)	(18,150)	(631)
Issuance of common stock, net (fees $0 - 2017, $0 - 2016, and $7,858 - 2015)	—	4,942	210,642
Issuance of preferred stock, net (fees $0 - 2017, $6,482- 2016 and $5,448 - 2015)	—	193,518	159,552
Dividends paid to common shareholders	(17,050)	(13,773)	(7,719)
Dividends paid to preferred shareholders	(31,500)	(20,583)	(10,931)
Proceeds from exercise of stock options	1,259	5,140	2,595
Taxes paid related to net share settlement of equity awards	(1,773)	(919)	—
Net cash (used in) provided by financing activities	$(81,903)	$152,704	$554,588
Effect of exchange rate changes on cash and cash equivalents	$7,658	$(5,186)	$(343)
Net increase in cash, cash equivalents, and restricted cash	71,584	3,623	149,662
Cash, cash equivalents, and restricted cash at beginning of the year	285,900	282,277	132,615
Cash, cash equivalents, and restricted cash at end of the year	$357,484	$285,900	$282,277

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20,800	$41,646	$77,000
Cash paid for interest	49,498	32,679	21,222
Supplemental disclosures of non-cash investing and financing activities:
Unsettled securities purchases	2,526	20,936	16,670
Unsettled securities sales	29,971	12,198	—
Common stock issued for acquisition	—	1,116	—
Promissory note issued for acquisition	—	178,894	—
Decrease in non-controlling interest due to deconsolidation of the Exchanges	—	22,619	—
Increase in non-controlling interest due to consolidation of the Exchanges	—	9,575	—
Accrued common stock dividends	4,268	4,226	3,167
Accrued preferred stock dividends	7,875	7,875	4,125

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, a variety of insurance products, including personal and small business automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. The insurance is sold through a network of independent agents, relationships with affinity partners, and direct-response marketing programs and retail storefronts. The Company is licensed to operate throughout the fifty states and the District of Columbia as well as the European Union.

2. Significant Accounting Policies

Basis of Reporting

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”), following the Company’s acquisition on September 15, 2014 of two management companies that are the attorneys-in-fact for the Reciprocal Exchanges. For the year ended December 31, 2016, the consolidated financial statements exclude the accounts and operations of the Reciprocal Exchanges, from January 1, 2016 to March 31, 2016, as these entities did not meet the criteria for consolidation under GAAP: “ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis,” during that period but met the criteria on March 31, 2016. The Company adopted “ASU 2015-02” using a modified retrospective approach by recording a cumulative effect adjustment as of January 1, 2016, as a result, periods prior to the adoption were not impacted by the deconsolidation of the Reciprocal Exchanges. The Company does not own the Reciprocal Exchanges but is paid a fee to manage their business operations through its wholly-owned management companies. The results of the Reciprocal Exchanges and the management companies are included in the Company’s Property and Casualty segment (“P&C segment”).

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include unpaid losses and loss adjustment expense reserves; deferred acquisition costs; reinsurance recoverables, including the provision for uncollectible amounts; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of share-based awards for stock compensation; the valuation of intangibles and the determination of goodwill and goodwill impairment; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents balances relate primarily to deposits in certain states in order to conduct business and certain third-party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. Amounts described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Deferred Acquisition Costs

Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that are directly related to successful contract acquisition of insurance policies. These costs, net of ceding allowances, are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs. Management believes that these costs are recoverable in the near term.

Ceding Commission Revenue

Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs to acquire the underlying policies, generally on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission which represents reimbursement of acquisition costs related to the underlying policies is recorded as an offset to acquisition costs and other underwriting expenses. Commission in excess of acquisition costs is recorded as ceding commission income over the terms of the policies. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience of the policies covered by the agreements. The Company records ceding commission revenue based on its current estimate of losses on the reinsured policies subject to variable commission rates. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through the period end. The reserves for unpaid losses and LAE represent the accumulation of estimates for both reported losses and those incurred but not reported relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverables are recognized at the time losses are incurred and netted against the provision for losses. Insurance liabilities are based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed and adjustments, which can potentially be significant, are included in the current period.

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

Investments

The Company accounts for its investments in accordance with ASC 320, “Investments - Debt and Equity Securities,” which requires that equity securities that have readily determinable fair values and all investments in debt securities to be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified certain fixed maturities and equity securities as available for sale and trading, with the exception of the Company’s equity and cost method investments. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. The Company also classified certain fixed maturities and equity securities as trading securities, for which gains and losses are reported in earnings.

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

Quarterly, the Company’s Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 12 months. In addition, the Committee uses a set of quantitative and qualitative criteria to review the Company's investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of the Company’s investments. The criteria the Committee primarily considers include:

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

Based on guidance in ASC 320-10-35, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is more likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive income or loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

As of December 31, 2017 and 2016, the Company had the following major types of investments:

(i)
Short-term investments - Short-term investments are carried at amortized cost, which approximates fair value, and includes investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments consisted of money market funds with original maturities of 90 days or less.

(ii)
Fixed maturities and equity securities, available-for-sale - Fixed maturities and equity securities (common stock, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(iii)
Fixed maturities and equity securities, trading - Fixed maturities and equity securities classified as trading are carried at estimated fair market value. Gains and losses are reported in the net gain or loss on investments in earnings.

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

(v)
Limited partnerships - The Company uses the equity method of accounting for investments in limited partnerships in which its ownership interest enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these limited partnerships is reported in net investment income, or earnings of equity method investments, as applicable.

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

Equity Method Investments

The Company uses the equity method of accounting for investments in subsidiaries in which its ownership interest enables the Company to influence operating or financial decisions of the subsidiary, but the Company’s interest does not require consolidation. In applying the equity method, the Company records its investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. The Company’s proportionate share of net income is reported in net investment income or earnings of equity method investments, as applicable.

Stock Compensation Expense

The Company recognizes shared-based employee compensation expense under the fair value recognition and measurement provisions under GAAP. Those provisions require all shared-based payments to employees, including stock options and restricted stock units (“RSUs”), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in the Company’s consolidated statements of income over the period during which the employee is required to perform service in exchange for the award. The majority of the Company’s awards are earned generally over a service period of three or four years.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of acquisition costs and other underwriting expenses in the Company’s consolidated statements of income. Advertising expense was $68,867, $45,997 and $38,263 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Income Taxes

The Company joins its subsidiaries in the filing of a consolidated Federal income tax return and is party to Federal income tax allocation agreements. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return. The Reciprocal Exchanges are not party to the tax allocation agreements and file separate tax returns.

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

The Company recognizes tax benefits only tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.

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

Premises and Equipment

Premises and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings and improvements	30 years
Leasehold improvements	Remaining lease term
Other equipment	3 to 20 years
Hardware and software	3 to 10 years

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to future use.

Non-controlling Interest and Variable Interest Entities

The ownership interest in consolidated subsidiaries of non-controlling interests is reflected as non-controlling interest. The Company’s consolidation principles include entities in which the Company is deemed a primary beneficiary. Non-controlling interest income or loss represents such non-controlling interests in the earnings of that entity. The Company consolidates the Reciprocal Exchanges as it has determined that these are Variable Interest Entities (“VIE”) and that the Company is the primary beneficiary.

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

The Company determined that each of the Reciprocal Exchanges qualifies as a VIE because the Company is the primary beneficiary as it has the power to direct their activities that most significantly impact their economic performance, will absorb more than an insignificant amount of expected losses or residual returns of the Reciprocal Exchanges, and has the risk of loss through ownership of the surplus notes. Accordingly, the Company consolidates the Reciprocal Exchanges and eliminates all intercompany balances and transactions with the Company.

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

For the year ended December 31, 2017, the Reciprocal Exchanges recognized total revenues, total expenses and net loss of $251,293, $254,930 and $(3,637), respectively. For the year ended December 31, 2016, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $167,010, $146,455 and $20,555, respectively. For the year ended December 31, 2015, the Reciprocal Exchanges recognized total revenues, total expenses and net income of $203,492, $189,599 and $13,893, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2017 and 2016, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers, see Note 12, “Reinsurance” for additional information about concentration of credit risk. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

Foreign Currency Transactions

For operations where the functional currency is a foreign currency, the functional currency assets and liabilities are translated into U.S. dollars at year-end exchange rates and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, the Company remeasures monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the consolidated statements of income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents, reinsurance balances receivable, reserve for loss and LAE and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.

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

The Company also collects service fees in the form of commission and general agent fees by selling policies issued by third-party insurance companies. The Company does not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary. The Company will adopt ASU 2014-09, “Revenue from Contracts with Customers” on January 1, 2018, using the modified retrospective method. The Company anticipates the adoption of this new standard will impact its consolidated financial statements, specifically its Accident and Health segment (“A&H segment”). Under

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

ASU 2014-09, the Company expects to recognize Medicare-related and other accident and health commission revenues equal to the estimated life-time value of a policy at the time when the policy is sold, as opposed to its current treatment of recognizing revenue initially billed or as of the effective date of the insurance policy, whichever is later. ASU 2014-09 will require the Company to make significant estimates, including, but not limited to, the estimated consideration to be paid to us over the estimated life of plans approved by carriers. The Company expects to record a cumulative effect of applying the standard as an adjustment increasing the opening balance of retained earnings of approximately $10,088 upon adoption.

The Company also collects service fees in the form of group health administrative fees by performing enrollment and claims services for self-funded employer plans. The Company does not bear insurance underwriting risk for these self-funded employer plans. Group health administrative fees are recognized pro-rata over the term of the administrative contract with the employer, which generally covers twelve months.

The following table summarizes service and fee income by category:

	Year Ended December 31,
	2017	2016	2015
Commission revenue	$145,693	$110,343	$58,807
Finance and processing fees	124,305	88,624	90,072
Installment fees	83,883	43,460	32,404
Group health administrative fees	62,217	69,689	29,622
Late payment fees	27,305	16,737	12,210
Other	59,524	51,964	50,433
Total	$502,927	$380,817	$273,548

Recent Accounting Standards, Adopted

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017. Adoption of the new standard resulted in: (i) prospectively recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income, (ii) retrospectively presenting the excess tax benefits along with other income tax cash flows as an operating activity, (iii) the Company’s election to continue estimating expected forfeitures, and (iv) cash paid by the Company when directly withholding shares for tax-withholding purposes to be classified as a financing activity. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity, other than reclassifying $1,813 excess tax benefits from cash flows from financing activities to cash flows from operating activities in the consolidated statements of cash flows for the year ended December 31, 2016.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” that allows a reclassification of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the guidance as of December 31, 2017. The adoption of the guidance resulted in a reduction in our deferred tax liability of $1,377 related to AOCI, which resulted in a corresponding decrease in income tax expense. In addition, AOCI was adjusted to reflect the proper tax rates which was reflected through an adjustment to retained earnings.

Recent Accounting Standards, Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide for improved disclosure requirements. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net)”, which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, each of which provide additional clarification of certain provisions in Topic 606. Finally, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, which clarifies the scope of guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. While the guidance specifically excludes revenues from insurance contracts, investments and financial instruments from its scope, the guidance will be applicable to the Company’s service and fee income not specifically exempted from the guidance. The Company will adopt ASU 2014-09 effective January 1, 2018 and plans to use the modified retrospective approach. The Company expects to record a cumulative effect of applying the standard as an adjustment increasing the opening balance of retained earnings by approximately $10,088 upon adoption. Furthermore, on a go forward basis the Company expects to record all commission revenue using point in time recognition which is a significant difference for many products in its A&H segment. This will result in the recognition of revenue equal to the estimated life-time value of a policy at the time when the policy is sold, compared to the Company’s current practice of recognizing revenue initially billed or as of the effective date of the insurance policy, whichever is later. The Company does expect significant disclosures for each quarter in the year of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) will be measured at fair value with changes in fair value recognized in earnings. Also, for those financial liabilities for which the fair value option accounting has been elected, ASU 2016-01 requires changes in fair value due to instrument-specific credit risk to be presented separately in other comprehensive income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. As of December 31, 2017 and 2016, the Company had $(36) and $3,136, respectively, of net unrealized gains (losses), net of tax, for equity securities, available-for-sale, recognized as a component of AOCI.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the early stages of evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures. The Company expects the adoption will have a significant impact on its consolidated financial statements, primarily to the consolidated balance sheets by recognizing a right-of-use asset and corresponding lease liability and related disclosures, due to the addition of operating leases previously accounted for as off-balance sheet transactions. The Company is currently unable to quantify the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. Companies will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The standard is effective for fiscal years beginning after December 15, 2019. All entities may adopt the amendments in ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s consolidated financial condition, results of operations, cash flows and disclosures if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s consolidated financial condition, results of operations, cash flows and disclosures at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures. Based on the intra-entity transfers executed by the Company, there would not be a material effect on the Company’s consolidated financial condition, results of operations, cash flows and disclosures if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s consolidated financial condition, results of operations, cash flows and disclosures at the date of adoption of the updated guidance will be determined by the amount of intra-entity transfer activity of the Company at that time.

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to establish a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for public business entities for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures. Based on the goodwill currently held by the Company, there would not be a material effect on the Company’s consolidated financial condition, results of operations, cash flows and disclosures if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s consolidated financial condition, results of operations, cash flows and disclosures at the date of adoption of the updated guidance will be determined by the goodwill held by the Company at that time.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Revisions of Previously Issued Financial Statements

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in this Annual Report on Form 10-K for the year ended December 31, 2017, management identified certain errors in the Company's historical financial statements, resulting in a conclusion that certain corrections need to be made to the Company's previously audited consolidated financial statements for fiscal years 2016 and 2015, along with each of the unaudited quarters of fiscal years 2016 and 2015, as well as the unaudited first three quarters of fiscal year 2017. The Company has revised its prior period consolidated financial statements accordingly and included such revisions herein. Based on an analysis of quantitative and qualitative factors, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required.

The revisions to correct errors primarily relate to (1) the retrospective correction of costs associated with claims handling from General and administrative expenses to Loss and LAE, and (2) the period in which losses relating to the Company’s limited partnership interests in certain real estate joint ventures should have been recorded in Earnings (losses) of equity method investments (related parties). The Company has also included certain other adjustments that have been corrected.

The nature and description of each of these adjustments is as follows (all quarterly amounts are unaudited):

1.
Costs associated with claims handling. The Company classified certain costs associated with claims handling within general and administrative expenses in 2016 and 2015. The Company has moved these costs from general and administrative expenses to loss adjustment expense in 2016 and 2015. This correction resulted in increases in loss and loss adjustment expense and corresponding decreases in general and administrative expenses in 2016 and 2015.

2.
Earnings (losses) of equity method investments (related parties). The Company received information in 2017 from an investment’s general partner relating to amortization and depreciation of certain limited partnership real estate investments. The information related to prior periods and the initial impact was recorded in the second quarter of 2017. This correction resulted in a $9,800 and $7,200 decrease in earnings of equity method investments in 2016 and 2015, respectively; and a corresponding $2,300 decrease, a $14,700 and $17,000 increase in earnings of equity method investments for the three, six and nine months ended September 30, 2017, respectively.

3.
Gross Premium Written. The Company corrected its P&C segment gross premium written and acquisition costs and other underwriting expenses due to calculation errors. This correction resulted in a $1,390 increase in gross premium written and a $151 decrease in acquisition costs and other underwriting expenses in 2016, and a $296 and $732 increase in gross premium written and acquisition costs and other underwriting expenses in 2015, respectively; and a corresponding $1,686 and $581 decrease in gross premium written and acquisition costs and other underwriting expenses, respectively, for the three, six and nine months ended September 30, 2017.

4.
Loss Reserves. The Company made adjustments to its A&H segment loss reserves by correcting a discount rate and other calculation errors. This correction resulted in a $1,843 and $308 increase in loss and loss adjustment expense in 2016 and 2015, respectively, and a $6,643 increase to the unpaid loss and adjustment expense reserves opening balance as of January 1, 2015; and a corresponding $2,492 and $3,279 increase and a $8,794 decrease in loss and loss adjustment expense for the three, six and nine months ended September 30, 2017, respectively.

5.
Goodwill Reversal. The Company recorded a goodwill impairment in 2016 and recognized it at the consolidated level. The A&H segment reporting unit level had no goodwill impairment so no goodwill impairment should have been recognized at the consolidated level. This correction resulted in a $3,074 decrease in general and administrative expenses in 2016.

6.
Investments. The Company incorrectly classified a trading portfolio investment as available-for-sale at December 31, 2016. This correction resulted in a $1,900 increase in gains on investment in 2016, and a corresponding $1,900 decrease in gains on investments for the three, six and nine months ended September 30, 2017.

7.
Taxes. The Company identified errors in its tax provision during its tax return preparation which resulted in a tax benefit in 2016. This correction resulted in a $5,747 decrease in the provision for income taxes in 2016, and a corresponding $5,747 increase in the provision for income taxes for the three and nine months ended September 30, 2017. The Company also identified certain tax related balances that were incorrectly classified as income tax payable within other liabilities and other investments in 2016, rather than classified as other assets.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8.
Additional Paid-in-Capital. The Company identified errors when booking withholding tax when share-based compensation shares were net settled. This correction resulted in a $919 decrease in additional paid-in-capital and a corresponding increase in accounts payable and accrued expenses in 2016.

(a) To facilitate period-to-period comparisons, certain reclassifications have been made to amounts in the prior years’ consolidated financial statements and in the prior quarters’ condensed consolidated financial statements to conform to the current year presentation.

Periods prior to 2015 were impacted by these adjustments. The cumulative effect of these adjustments as of January 1, 2015 increased the previously reported unpaid loss and loss adjustment expense reserve by $6,643 and decreased income tax payable and retained earnings by $2,325 and $4,318, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The adjustments to the Company’s annual and quarterly previously issued financial statements are as follows:

	December 31, 2016
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Audited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,755,454	$—	$2,755,454
Equity securities, available-for-sale, at fair value	29,578	(17,798)	11,780	6
Fixed maturities, trading, at fair value	38,677	—	38,677
Equity securities, trading, at fair value	30,133	17,798	47,931	6
Other investments	513,262	(42,385)	470,877	2, 7
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	306,345	—	306,345
Total investments	3,673,449	(42,385)	3,631,064
Cash and cash equivalents	220,299	—	220,299
Restricted cash and cash equivalents	65,601	—	65,601
Accrued investment income	28,769	—	28,769
Premiums and other receivables, net	1,090,669	1,105	1,091,774	3
Deferred acquisition costs	220,922	—	220,922
Reinsurance recoverable	948,236	—	948,236
Prepaid reinsurance premiums	156,970	—	156,970
Premises and equipment, net	114,504	—	114,504
Intangible assets, net	467,720	—	467,720
Goodwill	155,290	3,074	158,364	5
Prepaid and other assets	102,552	31,253	133,805	6, 7
Total assets	$7,244,981	$(6,953)	$7,238,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,265,072	$8,794	$2,273,866	4
Unearned premiums and other revenue	1,701,286	—	1,701,286
Reinsurance payable	98,810	—	98,810
Accounts payable and accrued expenses	336,991	919	337,910	8
Debt	752,001	—	752,001
Other liabilities	165,317	(8,520)	156,797	2, 3, 4, 6, 7
Total liabilities	$5,319,477	$1,193	$5,320,670
Stockholders’ equity:
Common stock	$1,064	$—	$1,064
Preferred stock	420,000	—	420,000
Additional paid-in capital	914,706	(919)	913,787	8
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(2,320)	—	(2,320)
Unrealized gains on investments, net of tax	15,030	(1,235)	13,795	6
Total accumulated other comprehensive income	12,710	(1,235)	11,475
Retained earnings	545,106	(5,992)	539,114	2, 3, 4, 5, 6, 7
Total National General Holdings Corp. stockholders’ equity	1,893,586	(8,146)	1,885,440
Non-controlling interest	31,918	—	31,918
Total stockholders’ equity	$1,925,504	$(8,146)	$1,917,358
Total liabilities and stockholders’ equity	$7,244,981	$(6,953)	$7,238,028

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended December 31, 2016				Year Ended December 31, 2016
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Audited)
Revenues:
Net earned premium	$856,071	$1,612	$857,683	3	$2,993,781	$1,390	$2,995,171	3
Ceding commission income	21,194	—	21,194		45,600	—	45,600
Service and fee income	98,194	—	98,194		380,817	—	380,817
Net investment income	22,712	—	22,712		99,586	—	99,586
Net gain (loss) on investments:
Other-than-temporary impairment loss	—	—	—		(22,102)	—	(22,102)
Other net realized gain on investments	8,700	1,900	10,600	6	28,106	1,900	30,006	6
Total net gain on investments	8,700	1,900	10,600		6,004	1,900	7,904
Other income (expense)	24,308	—	24,308		24,308	—	24,308
Total revenues	1,031,179	3,512	1,034,691		3,550,096	3,290	3,553,386
Expenses:
Loss and loss adjustment expense	567,284	45,391	612,675	1, 4	1,958,545	133,735	2,092,280	1, 4
Acquisition costs and other underwriting expenses	134,645	398	135,043	3	497,158	(151)	497,007	3
General and administrative expenses	277,630	(46,859)	230,771	1, 5	844,114	(134,966)	709,148	1, 5
Interest expense	11,645	—	11,645		40,180	—	40,180
Total expenses	991,204	(1,070)	990,134		3,339,997	(1,382)	3,338,615
Income before provision (benefit) for income taxes and earnings of equity method investments	39,975	4,582	44,557		210,099	4,672	214,771
Provision (benefit) for income taxes	1,177	(6,058)	(4,881)	2, 3, 4, 6, 7	42,616	(8,618)	33,998	2, 3, 4, 6, 7
Income before earnings of equity method investments	38,798	10,640	49,438		167,483	13,290	180,773
Earnings of equity method investments (related parties)	8,410	(2,400)	6,010	2	25,401	(9,800)	15,601	2
Net income	47,208	8,240	55,448		192,884	3,490	196,374
Less: Net (income) attributable to non-controlling interest	(8,419)	—	(8,419)		(20,668)	—	(20,668)
Net income attributable to NGHC	38,789	8,240	47,029		172,216	3,490	175,706
Dividends on preferred stock	(7,875)	—	(7,875)		(24,333)	—	(24,333)
Net income attributable to NGHC common stockholders	$30,914	$8,240	$39,154		$147,883	$3,490	$151,373

Earnings per common share:
Basic	$0.29		$0.37		$1.40		$1.43
Diluted	$0.28		$0.36		$1.37		$1.40
Dividends declared per common share	$0.04		$0.04		$0.14		$0.14

Weighted average common shares outstanding:
Basic	106,395,429		106,395,429		105,951,752		105,951,752
Diluted	108,973,892		108,973,892		108,278,318		108,278,318

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Impact on opening balances as of January 1, 2016
Consolidated Balance Sheet Data:	As reported (a)	Adjustments	As adjusted	Reference
	(Audited)
Total investments	$2,792,710	$(7,200)	$2,785,510	2
Total assets	$5,563,392	$(7,200)	$5,556,192
Unpaid loss and loss adjustment expense reserves	$1,755,624	$6,951	$1,762,575	4
Unearned premiums and other revenue	$1,257,894	$(296)	$1,257,598	3
Accounts payable and accrued expenses	$284,902	$732	$285,634	3
Other liabilities	$115,139	$(5,105)	$110,034	2, 3, 4
Total liabilities	$4,026,752	$2,282	$4,029,034
Retained earnings	$412,044	$(9,482)	$402,562	2, 3, 4
Total National General Holdings Corp. Stockholders' Equity	$1,513,800	$(9,482)	$1,504,318
Total stockholders’ equity	$1,536,640	$(9,482)	$1,527,158
Total liabilities and stockholders’ equity	$5,563,392	$(7,200)	$5,556,192

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended December 31, 2015				Year Ended December 31, 2015
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Audited)
Revenues:
Net earned premium	$678,568	$74	$678,642	3	$2,129,810	$296	$2,130,106	3
Ceding commission income	16,590	—	16,590		43,790	—	43,790
Service and fee income	100,213	—	100,213		273,548	—	273,548
Net investment income	22,385	—	22,385		75,340	—	75,340
Net gain (loss) on investments:
Other-than-temporary impairment loss	(6,755)	—	(6,755)		(15,247)	—	(15,247)
Other net realized gain (loss) on investments	(995)	—	(995)		4,152	—	4,152
Net gain (loss) on investments	(7,750)	—	(7,750)		(11,095)	—	(11,095)
Total revenues	810,006	74	810,080		2,511,393	296	2,511,689
Expenses:
Loss and loss adjustment expense	485,867	28,566	514,433	1, 4	1,381,641	103,679	1,485,320	1, 4
Acquisition costs and other underwriting expenses	110,799	183	110,982	3	405,930	732	406,662	3
General and administrative expenses	186,921	(28,489)	158,432	1	530,347	(103,371)	426,976	1
Interest expense	1,776	—	1,776		28,885	—	28,885
Total expenses	785,363	260	785,623		2,346,803	1,040	2,347,843
Income before provision (benefit) for income taxes and earnings (losses) of equity method investments	24,643	(186)	24,457		164,590	(744)	163,846
Provision (benefit) for income taxes	(5,936)	(1,290)	(7,226)	2, 3, 4	18,956	(2,780)	16,176	2, 3, 4
Income before earnings (losses) of equity method investments	30,579	1,104	31,683		145,634	2,036	147,670
Earnings (losses) of equity method investments (related parties)	1,743	(3,500)	(1,757)	2	10,643	(7,200)	3,443	2
Net income	32,322	(2,396)	29,926		156,277	(5,164)	151,113
Less: Net (income) attributable to non-controlling interest	(14,478)	—	(14,478)		(14,025)	—	(14,025)
Net income attributable to NGHC	17,844	(2,396)	15,448		142,252	(5,164)	137,088
Dividends on preferred stock	(4,125)	—	(4,125)		(14,025)	—	(14,025)
Net income attributable to NGHC common stockholders	$13,719	$(2,396)	$11,323		$128,227	$(5,164)	$123,063

Earnings per common share:
Basic	$0.13		$0.11		$1.31		$1.25
Diluted	$0.13		$0.10		$1.27		$1.22
Dividends declared per common share	$0.03		$0.03		$0.09		$0.09

Weighted average common shares outstanding:
Basic	105,503,021		105,503,021		98,241,904		98,241,904
Diluted	108,161,786		108,161,786		100,723,936		100,723,936

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	September 30, 2017
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,928,119	$—	$2,928,119
Equity securities, available-for-sale, at fair value	30,318	—	30,318
Fixed maturities, trading, at fair value	33,174	—	33,174
Equity securities, trading, at fair value	39,001	—	39,001
Other investments	460,543	(5,385)	455,158	7
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	319,743	—	319,743
Short-term investments	26,886	—	26,886
Total investments	3,837,784	(5,385)	3,832,399
Cash and cash equivalents	330,728	—	330,728
Restricted cash and cash equivalents	88,127	—	88,127
Accrued investment income	22,624	—	22,624
Premiums and other receivables, net	1,340,836	—	1,340,836
Deferred acquisition costs	227,720	—	227,720
Reinsurance recoverable	1,139,880	—	1,139,880
Prepaid reinsurance premiums	485,028	—	485,028
Premises and equipment, net	319,636	—	319,636
Intangible assets, net	394,036	—	394,036
Goodwill	190,713	3,074	193,787	5
Prepaid and other assets	96,329	17,903	114,232	7
Total assets	$8,473,441	$15,592	$8,489,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,566,437	$—	$2,566,437
Unearned premiums and other revenue	1,969,296	—	1,969,296
Reinsurance payable	331,454	—	331,454
Accounts payable and accrued expenses	612,338	—	612,338
Debt	754,922	—	754,922
Other liabilities	256,531	12,518	269,049	7
Total liabilities	$6,490,978	$12,518	$6,503,496
Stockholders’ equity:
Common stock	$1,067	$—	$1,067
Preferred stock	420,000	—	420,000
Additional paid-in capital	919,477	—	919,477
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(5,597)	—	(5,597)
Unrealized gains on investments, net of tax	14,856	—	14,856
Total accumulated other comprehensive income	9,259	—	9,259
Retained earnings	607,555	3,074	610,629	5
Total National General Holdings Corp. stockholders’ equity	1,957,358	3,074	1,960,432
Non-controlling interest	25,105	—	25,105
Total stockholders’ equity	$1,982,463	$3,074	$1,985,537
Total liabilities and stockholders’ equity	$8,473,441	$15,592	$8,489,033

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Unaudited)
Revenues:
Net earned premium	$864,301	$—	$864,301		$2,766,223	$(1,686)	$2,764,537	3
Ceding commission income	50,102	—	50,102		91,604	—	91,604
Service and fee income	122,526	—	122,526		373,644	—	373,644
Net investment income	27,147	—	27,147		82,983	—	82,983
Net gain (loss) on investments:
Other-than-temporary impairment loss	—	—	—		(25)	—	(25)
Other net realized gain (loss) on investments	47,605	—	47,605		45,943	(1,900)	44,043	6
Total net gain (loss) on investments	47,605	—	47,605		45,918	(1,900)	44,018
Other income (expense)	(3,901)	—	(3,901)		(198)	—	(198)
Total revenues	1,107,780	—	1,107,780		3,360,174	(3,586)	3,356,588
Expenses:
Loss and loss adjustment expense	651,218	(12,073)	639,145	4	1,977,950	(8,794)	1,969,156	4
Acquisition costs and other underwriting expenses	163,585	—	163,585		527,681	(581)	527,100	3
General and administrative expenses	214,127	—	214,127		680,806	—	680,806
Interest expense	11,495	—	11,495		34,590	—	34,590
Total expenses	1,040,425	(12,073)	1,028,352		3,221,027	(9,375)	3,211,652
Income before provision for income taxes and earnings (losses) of equity method investments	67,355	12,073	79,428		139,147	5,789	144,936
Provision for income taxes	7,698	10,777	18,475	2, 4, 7	27,028	13,723	40,751	2, 3, 4, 6, 7
Income before earnings (losses) of equity method investments	59,657	1,296	60,953		112,119	(7,934)	104,185
Earnings (losses) of equity method investments (related parties)	(4,297)	2,300	(1,997)	2	(18,258)	17,000	(1,258)	2
Net income	55,360	3,596	58,956		93,861	9,066	102,927
Less: Net (income) loss attributable to non-controlling interest	(1,311)	—	(1,311)		4,973	—	4,973
Net income attributable to NGHC	54,049	3,596	57,645		98,834	9,066	107,900
Dividends on preferred stock	(7,875)	—	(7,875)		(23,625)	—	(23,625)
Net income attributable to NGHC common stockholders	$46,174	$3,596	$49,770		$75,209	$9,066	$84,275

Earnings per common share:
Basic	$0.43		$0.47		$0.71		$0.79
Diluted	$0.43		$0.46		$0.69		$0.78
Dividends declared per common share	$0.04		$0.04		$0.12		$0.12

Weighted average common shares outstanding:
Basic	106,645,601		106,645,601		106,556,662		106,556,662
Diluted	108,520,964		108,520,964		108,690,139		108,690,139

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	June 30, 2017
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,924,583	$—	$2,924,583
Equity securities, available-for-sale, at fair value	7,638	—	7,638
Fixed maturities, trading, at fair value	23,093	—	23,093
Equity securities, trading, at fair value	37,967	—	37,967
Other investments	524,361	(7,685)	516,676	2, 7
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	306,614	—	306,614
Short-term investments	82,403	—	82,403
Total investments	3,906,659	(7,685)	3,898,974
Cash and cash equivalents	241,838	—	241,838
Restricted cash and cash equivalents	39,058	—	39,058
Accrued investment income	28,306	—	28,306
Premiums and other receivables, net	1,332,694	—	1,332,694
Deferred acquisition costs	254,913	—	254,913
Reinsurance recoverable	969,081	—	969,081
Prepaid reinsurance premiums	182,947	—	182,947
Premises and equipment, net	129,275	—	129,275
Intangible assets, net	410,655	—	410,655
Goodwill	189,587	3,074	192,661	5
Prepaid and other assets	102,119	25,183	127,302	7
Total assets	$7,787,132	$20,572	$7,807,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,360,156	$12,073	$2,372,229	4
Unearned premiums and other revenue	1,912,842	—	1,912,842
Reinsurance payable	128,026	—	128,026
Accounts payable and accrued expenses	468,050	1,753	469,803	8
Debt	754,736	—	754,736
Other liabilities	200,354	9,021	209,375	2, 4, 7
Total liabilities	$5,824,164	$22,847	$5,847,011
Stockholders’ equity:
Common stock	$1,066	$—	$1,066
Preferred stock	420,000	—	420,000
Additional paid-in capital	920,310	(1,753)	918,557	8
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(4,392)	—	(4,392)
Unrealized gains on investments, net of tax	37,268	—	37,268
Total accumulated other comprehensive income	32,876	—	32,876
Retained earnings	565,649	(522)	565,127	2, 4, 5, 7
Total National General Holdings Corp. stockholders’ equity	1,939,901	(2,275)	1,937,626
Non-controlling interest	23,067	—	23,067
Total stockholders’ equity	$1,962,968	$(2,275)	$1,960,693
Total liabilities and stockholders’ equity	$7,787,132	$20,572	$7,807,704

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Unaudited)
Revenues:
Net earned premium	$981,751	$—	$981,751		$1,901,922	$(1,686)	$1,900,236	3
Ceding commission income	21,508	—	21,508		41,502	—	41,502
Service and fee income	125,176	—	125,176		251,118	—	251,118
Net investment income	29,446	—	29,446		55,836	—	55,836
Net loss on investments	(2,175)	—	(2,175)		(1,687)	(1,900)	(3,587)	6
Other income (expense)	(6,098)	—	(6,098)		3,703	—	3,703
Total revenues	1,149,608	—	1,149,608		2,252,394	(3,586)	2,248,808
Expenses:
Loss and loss adjustment expense	710,407	787	711,194	4	1,326,732	3,279	1,330,011	4
Acquisition costs and other underwriting expenses	188,795	—	188,795		364,096	(581)	363,515	3
General and administrative expenses	211,494	—	211,494		466,679	—	466,679
Interest expense	11,550	—	11,550		23,095	—	23,095
Total expenses	1,122,246	787	1,123,033		2,180,602	2,698	2,183,300
Income before provision for income taxes and earnings (losses) of equity method investments	27,362	(787)	26,575		71,792	(6,284)	65,508
Provision for income taxes	5,812	5,675	11,487	2, 4	19,330	2,946	22,276	2, 3, 4, 6
Income before earnings (losses) of equity method investments	21,550	(6,462)	15,088		52,462	(9,230)	43,232
Earnings (losses) of equity method investments (related parties)	(18,915)	17,000	(1,915)	2	(13,961)	14,700	739	2
Net income	2,635	10,538	13,173		38,501	5,470	43,971
Less: Net (income) loss attributable to non-controlling interest	159	—	159		6,284	—	6,284
Net income attributable to NGHC	2,794	10,538	13,332		44,785	5,470	50,255
Dividends on preferred stock	(7,875)	—	(7,875)		(15,750)	—	(15,750)
Net income (loss) attributable to NGHC common stockholders	$(5,081)	$10,538	$5,457		$29,035	$5,470	$34,505

Earnings (loss) per common share:
Basic	$(0.05)		$0.05		$0.27		$0.32
Diluted	$(0.05)		$0.05		$0.27		$0.32
Dividends declared per common share	$0.04		$0.04		$0.08		$0.08

Weighted average common shares outstanding:
Basic	106,560,000		106,560,000		106,514,396		106,514,396
Diluted	109,447,812		109,447,812		109,364,273		109,364,273

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	March 31, 2017
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,804,092	$—	$2,804,092
Equity securities, available-for-sale, at fair value	9,963	—	9,963
Fixed maturities, trading, at fair value	54,114	—	54,114
Equity securities, trading, at fair value	57,067	—	57,067
Other investments	598,642	(44,685)	553,957	2, 7
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	311,818	—	311,818
Total investments	3,835,696	(44,685)	3,791,011
Cash and cash equivalents	209,644	—	209,644
Restricted cash and cash equivalents	45,351	—	45,351
Accrued investment income	29,577	—	29,577
Premiums and other receivables, net	1,394,309	—	1,394,309
Deferred acquisition costs	242,784	—	242,784
Reinsurance recoverable	968,087	—	968,087
Prepaid reinsurance premiums	169,972	—	169,972
Premises and equipment, net	125,809	—	125,809
Intangible assets, net	438,902	—	438,902
Goodwill	173,528	3,074	176,602	5
Prepaid and other assets	123,819	3,914	127,733	7
Total assets	$7,757,478	$(37,697)	$7,719,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,268,201	$11,286	$2,279,487	4
Unearned premiums and other revenue	1,897,906	—	1,897,906
Reinsurance payable	134,450	—	134,450
Accounts payable and accrued expenses	477,111	1,753	478,864	8
Debt	745,962	—	745,962
Other liabilities	274,265	(37,923)	236,342	2, 4, 7
Total liabilities	$5,797,895	$(24,884)	$5,773,011
Stockholders’ equity:
Common stock	$1,065	$—	$1,065
Preferred stock	420,000	—	420,000
Additional paid-in capital	917,057	(1,753)	915,304	8
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(3,034)	—	(3,034)
Unrealized gains on investments, net of tax	22,914	—	22,914
Total accumulated other comprehensive income	19,880	—	19,880
Retained earnings	574,962	(11,060)	563,902	2, 4, 5, 7
Total National General Holdings Corp. stockholders’ equity	1,932,964	(12,813)	1,920,151
Non-controlling interest	26,619	—	26,619
Total stockholders’ equity	$1,959,583	$(12,813)	$1,946,770
Total liabilities and stockholders’ equity	$7,757,478	$(37,697)	$7,719,781

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31, 2017
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
Revenues:
Net earned premium	$920,171	$(1,686)	$918,485	3
Ceding commission income	19,994	—	19,994
Service and fee income	125,942	—	125,942
Net investment income	26,390	—	26,390
Net loss on investments	488	(1,900)	(1,412)	6
Other income (expense)	9,801	—	9,801
Total revenues	1,102,786	(3,586)	1,099,200
Expenses:
Loss and loss adjustment expense	616,325	2,492	618,817	4
Acquisition costs and other underwriting expenses	175,301	(581)	174,720	3
General and administrative expenses	255,185	—	255,185
Interest expense	11,545	—	11,545
Total expenses	1,058,356	1,911	1,060,267
Income before provision for income taxes and earnings of equity method investments	44,430	(5,497)	38,933
Provision for income taxes	13,518	(2,729)	10,789	2, 3, 4, 6
Income before earnings of equity method investments	30,912	(2,768)	28,144
Earnings of equity method investments (related parties)	4,954	(2,300)	2,654	2
Net income	35,866	(5,068)	30,798
Less: Net (income) loss attributable to non-controlling interest	6,125	—	6,125
Net income attributable to NGHC	41,991	(5,068)	36,923
Dividends on preferred stock	(7,875)	—	(7,875)
Net income attributable to NGHC common stockholders	$34,116	$(5,068)	$29,048

Earnings per common share:
Basic	$0.32		$0.27
Diluted	$0.31		$0.27
Dividends declared per common share	$0.04		$0.04

Weighted average common shares outstanding:
Basic	106,467,599		106,467,599
Diluted	109,166,681		109,166,681

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	September 30, 2016
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,676,115	$—	$2,676,115
Equity securities, available-for-sale, at fair value	83,596	—	83,596
Fixed maturities, trading, at fair value	35,429	—	35,429
Equity securities, trading, at fair value	22,286	—	22,286
Other investments	579,099	(14,600)	564,499	2
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	295,020	—	295,020
Short-term investments	3,596	—	3,596
Total investments	3,695,141	(14,600)	3,680,541
Cash and cash equivalents	202,686	—	202,686
Restricted cash and cash equivalents	13,688	—	13,688
Accrued investment income	27,925	—	27,925
Premiums and other receivables, net	840,460	—	840,460
Deferred acquisition costs	206,087	—	206,087
Reinsurance recoverable	1,001,006	—	1,001,006
Prepaid reinsurance premiums	154,574	—	154,574
Premises and equipment, net	83,732	—	83,732
Intangible assets, net	366,202	—	366,202
Goodwill	211,702	—	211,702
Prepaid and other assets	54,225	—	54,225
Total assets	$6,857,428	$(14,600)	$6,842,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,086,934	$7,188	$2,094,122	4
Unearned premiums and other revenue	1,533,822	(74)	1,533,748	3
Reinsurance payable	107,036	—	107,036
Accounts payable and accrued expenses	317,171	1,102	318,273	3, 8
Debt	675,507	—	675,507
Other liabilities	189,188	(7,665)	181,523	2, 3, 4
Total liabilities	$4,909,658	$551	$4,910,209
Stockholders’ equity:
Common stock	$1,061	$—	$1,061
Preferred stock	420,000	—	420,000
Additional paid-in capital	905,772	(919)	904,853	8
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(2,323)	—	(2,323)
Unrealized gains on investments, net of tax	69,753	—	69,753
Total accumulated other comprehensive income	67,430	—	67,430
Retained earnings	518,418	(14,232)	504,186	2, 3, 4
Total National General Holdings Corp. stockholders’ equity	1,912,681	(15,151)	1,897,530
Non-controlling interest	35,089	—	35,089
Total stockholders’ equity	$1,947,770	$(15,151)	$1,932,619
Total liabilities and stockholders’ equity	$6,857,428	$(14,600)	$6,842,828

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Unaudited)
Revenues:
Net earned premium	$769,850	$(74)	$769,776	3	$2,137,710	$(222)	$2,137,488	3
Ceding commission income	14,597	—	14,597		24,406	—	24,406
Service and fee income	95,662	—	95,662		282,623	—	282,623
Net investment income	27,676	—	27,676		76,874	—	76,874
Net gain (loss) on investments:
Other-than-temporary impairment loss	(22,102)	—	(22,102)		(22,102)	—	(22,102)
Other net realized gain on investments	11,093	—	11,093		19,406	—	19,406
Total net gain (loss) on investments	(11,009)	—	(11,009)		(2,696)	—	(2,696)
Total revenues	896,776	(74)	896,702		2,518,917	(222)	2,518,695
Expenses:
Loss and loss adjustment expense	509,853	32,280	542,133	1, 4	1,391,261	88,344	1,479,605	1, 4
Acquisition costs and other underwriting expenses	140,740	(183)	140,557	3	362,513	(549)	361,964	3
General and administrative expenses	198,737	(32,201)	166,536	1	566,484	(88,107)	478,377	1
Interest expense	10,455	—	10,455		28,535	—	28,535
Total expenses	859,785	(104)	859,681		2,348,793	(312)	2,348,481
Income before provision for income taxes and earnings of equity method investments	36,991	30	37,021		170,124	90	170,214
Provision for income taxes	8,805	(830)	7,975	2, 3, 4	41,439	(2,560)	38,879	2, 3, 4
Income before earnings of equity method investments	28,186	860	29,046		128,685	2,650	131,335
Earnings of equity method investments (related parties)	2,953	(2,400)	553	2	16,991	(7,400)	9,591	2
Net income	31,139	(1,540)	29,599		145,676	(4,750)	140,926
Less: Net (income) attributable to non-controlling interest	(3,009)	—	(3,009)		(12,249)	—	(12,249)
Net income attributable to NGHC	28,130	(1,540)	26,590		133,427	(4,750)	128,677
Dividends on preferred stock	(8,208)	—	(8,208)		(16,458)	—	(16,458)
Net income attributable to NGHC common stockholders	$19,922	$(1,540)	$18,382		$116,969	$(4,750)	$112,219

Earnings per common share:
Basic	$0.19		$0.17		$1.11		$1.06
Diluted	$0.18		$0.17		$1.08		$1.04
Dividends declared per common share	$0.04		$0.04		$0.10		$0.10

Weighted average common shares outstanding:
Basic	106,002,337		106,002,337		105,801,817		105,801,817
Diluted	108,423,998		108,423,998		108,053,177		108,053,177

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	June 30, 2016
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,385,461	$—	$2,385,461
Equity securities, available-for-sale, at fair value	110,500	—	110,500
Other investments	482,771	(12,200)	470,571	2
Securities pledged	137,448	—	137,448
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	290,569	—	290,569
Total investments	3,406,749	(12,200)	3,394,549
Cash and cash equivalents	260,795	—	260,795
Restricted cash and cash equivalents	10,899	—	10,899
Accrued investment income	25,337	—	25,337
Premiums and other receivables, net	823,410	—	823,410
Deferred acquisition costs	174,660	—	174,660
Reinsurance recoverable	923,522	—	923,522
Prepaid reinsurance premiums	146,405	—	146,405
Premises and equipment, net	79,224	—	79,224
Intangible assets, net	383,700	—	383,700
Goodwill	208,971	—	208,971
Prepaid and other assets	69,269	—	69,269
Total assets	$6,512,941	$(12,200)	$6,500,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,966,752	$7,109	$1,973,861	4
Unearned premiums and other revenue	1,494,359	(148)	1,494,211	3
Reinsurance payable	97,211	—	97,211
Accounts payable and accrued expenses	274,031	753	274,784	3, 8
Securities sold under agreements to repurchase, at contract value	119,472	—	119,472
Debt	678,715	—	678,715
Other liabilities	174,835	(6,835)	168,000	2, 3, 4
Total liabilities	$4,805,375	$879	$4,806,254
Stockholders’ equity:
Common stock	$1,059	$—	$1,059
Preferred stock	220,000	—	220,000
Additional paid-in capital	908,276	(387)	907,889	8
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(4,135)	—	(4,135)
Unrealized gains on investments, net of tax	48,859	—	48,859
Total accumulated other comprehensive income	44,724	—	44,724
Retained earnings	502,741	(12,692)	490,049	2, 3, 4
Total National General Holdings Corp. stockholders’ equity	1,676,800	(13,079)	1,663,721
Non-controlling interest	30,766	—	30,766
Total stockholders’ equity	$1,707,566	$(13,079)	$1,694,487
Total liabilities and stockholders’ equity	$6,512,941	$(12,200)	$6,500,741

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Unaudited)
Revenues:
Net earned premium	$712,940	$(74)	$712,866	3	$1,367,860	$(148)	$1,367,712	3
Ceding commission income	11,704	—	11,704		9,809	—	9,809
Service and fee income	90,017	—	90,017		186,961	—	186,961
Net investment income	27,528	—	27,528		49,198	—	49,198
Net gain on investments	3,995	—	3,995		8,313	—	8,313
Total revenues	846,184	(74)	846,110		1,622,141	(148)	1,621,993
Expenses:
Loss and loss adjustment expense	472,358	30,061	502,419	1, 4	881,408	56,064	937,472	1, 4
Acquisition costs and other underwriting expenses	108,874	(183)	108,691	3	221,773	(366)	221,407	3
General and administrative expenses	191,120	(29,982)	161,138	1	367,747	(55,906)	311,841	1
Interest expense	8,939	—	8,939		18,080	—	18,080
Total expenses	781,291	(104)	781,187		1,489,008	(208)	1,488,800
Income before provision for income taxes and earnings of equity method investments	64,893	30	64,923		133,133	60	133,193
Provision for income taxes	14,551	(865)	13,686	2, 3, 4	32,634	(1,730)	30,904	2, 3, 4
Income before earnings of equity method investments	50,342	895	51,237		100,499	1,790	102,289
Earnings of equity method investments (related parties)	7,356	(2,500)	4,856	2	14,038	(5,000)	9,038	2
Net income	57,698	(1,605)	56,093		114,537	(3,210)	111,327
Less: Net (income) attributable to non-controlling interest	(9,228)	—	(9,228)		(9,240)	—	(9,240)
Net income attributable to NGHC	48,470	(1,605)	46,865		105,297	(3,210)	102,087
Dividends on preferred stock	(4,125)	—	(4,125)		(8,250)	—	(8,250)
Net income attributable to NGHC common stockholders	$44,345	$(1,605)	$42,740		$97,047	$(3,210)	$93,837

Earnings per common share:
Basic	$0.42		$0.40		$0.92		$0.89
Diluted	$0.41		$0.40		$0.90		$0.87
Dividends declared per common share	$0.03		$0.03		$0.06		$0.06

Weighted average common shares outstanding:
Basic	105,803,802		105,803,802		105,700,682		105,700,682
Diluted	108,197,897		108,197,897		107,987,406		107,987,406

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	March 31, 2016
Consolidated Balance Sheet:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
ASSETS
Investments - NGHC
Fixed maturities, available-for-sale, at fair value	$2,016,391	$—	$2,016,391
Equity securities, available-for-sale, at fair value	38,038	—	38,038
Other investments	424,535	(9,700)	414,835	2
Securities pledged	129,097	—	129,097
Investments - Exchanges
Fixed maturities, available-for-sale, at fair value	255,013	—	255,013
Equity securities, available-for-sale, at fair value	588	—	588
Total investments	2,863,662	(9,700)	2,853,962
Cash and cash equivalents	263,102	—	263,102
Restricted cash and cash equivalents	11,647	—	11,647
Accrued investment income	23,437	—	23,437
Premiums and other receivables, net	819,539	—	819,539
Deferred acquisition costs	145,155	—	145,155
Reinsurance recoverable	904,764	—	904,764
Prepaid reinsurance premiums	132,157	—	132,157
Premises and equipment, net	69,082	—	69,082
Intangible assets, net	371,104	—	371,104
Goodwill	119,553	—	119,553
Prepaid and other assets	61,039	—	61,039
Total assets	$5,784,241	$(9,700)	$5,774,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$1,783,533	$7,030	$1,790,563	4
Unearned premiums and other revenue	1,363,056	(222)	1,362,834	3
Reinsurance payable	83,317	—	83,317
Accounts payable and accrued expenses	304,422	842	305,264	3, 8
Securities sold under agreements to repurchase, at contract value	114,196	—	114,196
Debt	446,244	—	446,244
Other liabilities	83,374	(5,970)	77,404	2, 3, 4
Total liabilities	$4,178,142	$1,680	$4,179,822
Stockholders’ equity:
Common stock	$1,057	$—	$1,057
Preferred stock	220,000	—	220,000
Additional paid-in capital	903,933	(293)	903,640	8
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(2,914)	—	(2,914)
Unrealized gains on investments, net of tax	7,448	—	7,448
Total accumulated other comprehensive income	4,534	—	4,534
Retained earnings	461,574	(11,087)	450,487	2, 3, 4
Total National General Holdings Corp. stockholders’ equity	1,591,098	(11,380)	1,579,718
Non-controlling interest	15,001	—	15,001
Total stockholders’ equity	$1,606,099	$(11,380)	$1,594,719
Total liabilities and stockholders’ equity	$5,784,241	$(9,700)	$5,774,541

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31, 2016
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
Revenues:
Net earned premium	$654,920	$(74)	$654,846	3
Ceding commission income (loss)	(1,895)	—	(1,895)
Service and fee income	96,944	—	96,944
Net investment income	21,670	—	21,670
Net gain on investments	4,318	—	4,318
Total revenues	775,957	(74)	775,883
Expenses:
Loss and loss adjustment expense	409,050	26,003	435,053	1, 4
Acquisition costs and other underwriting expenses	112,899	(183)	112,716	3
General and administrative expenses	176,627	(25,924)	150,703	1
Interest expense	9,141	—	9,141
Total expenses	707,717	(104)	707,613
Income before provision for income taxes and earnings of equity method investments	68,240	30	68,270
Provision for income taxes	18,083	(865)	17,218	2, 3, 4
Income before earnings of equity method investments	50,157	895	51,052
Earnings of equity method investments (related parties)	6,682	(2,500)	4,182	2
Net income	56,839	(1,605)	55,234
Less: Net (income) attributable to non-controlling interest	(12)	—	(12)
Net income attributable to NGHC	56,827	(1,605)	55,222
Dividends on preferred stock	(4,125)	—	(4,125)
Net income attributable to NGHC common stockholders	$52,702	$(1,605)	$51,097

Earnings per common share:
Basic	$0.50		$0.48
Diluted	$0.49		$0.47
Dividends declared per common share	$0.03		$0.03

Weighted average common shares outstanding:
Basic	105,597,594		105,597,594
Diluted	108,266,508		108,266,508

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Unaudited)
Revenues:
Net earned premium	$503,261	$74	$503,335	3	$1,451,242	$222	$1,451,464	3
Ceding commission income	12,150	—	12,150		27,200	—	27,200
Service and fee income	60,907	—	60,907		173,335	—	173,335
Net investment income	18,472	—	18,472		52,955	—	52,955
Net loss on investments	(4,751)	—	(4,751)		(3,345)	—	(3,345)
Total revenues	590,039	74	590,113		1,701,387	222	1,701,609
Expenses:
Loss and loss adjustment expense	302,259	29,302	331,561	1, 4	895,774	75,113	970,887	1, 4
Acquisition costs and other underwriting expenses	108,744	183	108,927	3	295,131	549	295,680	3
General and administrative expenses	118,581	(29,225)	89,356	1	343,426	(74,882)	268,544	1
Interest expense	9,428	—	9,428		27,109	—	27,109
Total expenses	539,012	260	539,272		1,561,440	780	1,562,220
Income before provision for income taxes and earnings (losses) of equity method investments	51,027	(186)	50,841		139,947	(558)	139,389
Provision for income taxes	8,614	(975)	7,639	2, 3, 4	24,892	(1,490)	23,402	2, 3, 4
Income before earnings (losses) of equity method investments	42,413	789	43,202		115,055	932	115,987
Earnings (losses) of equity method investments (related parties)	2,288	(2,600)	(312)	2	8,900	(3,700)	5,200	2
Net income	44,701	(1,811)	42,890		123,955	(2,768)	121,187
Less: Net (income) loss attributable to non-controlling interest	(1,588)	—	(1,588)		453	—	453
Net income attributable to NGHC	43,113	(1,811)	41,302		124,408	(2,768)	121,640
Dividends on preferred stock	(4,125)	—	(4,125)		(9,900)	—	(9,900)
Net income attributable to NGHC common stockholders	$38,988	$(1,811)	$37,177		$114,508	$(2,768)	$111,740

Earnings per common share:
Basic	$0.39		$0.37		$1.19		$1.17
Diluted	$0.38		$0.36		$1.16		$1.14
Dividends declared per common share	$0.02		$0.02		$0.06		$0.06

Weighted average common shares outstanding:
Basic	100,360,687		100,360,687		95,877,178		95,877,178
Diluted	102,940,728		102,940,728		98,314,808		98,314,808

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)				(Unaudited)
Revenues:
Net earned premium	$468,816	$74	$468,890	3	$947,981	$148	$948,129	3
Ceding commission income	9,970	—	9,970		15,050	—	15,050
Service and fee income	57,558	—	57,558		112,428	—	112,428
Net investment income	18,335	—	18,335		34,483	—	34,483
Net gain (loss) on investments	(1,026)	—	(1,026)		1,406	—	1,406
Total revenues	553,653	74	553,727		1,111,348	148	1,111,496
Expenses:
Loss and loss adjustment expense	286,829	21,140	307,969	1, 4	593,515	45,811	639,326	1, 4
Acquisition costs and other underwriting expenses	96,502	183	96,685	3	186,387	366	186,753	3
General and administrative expenses	119,158	(21,063)	98,095	1	224,845	(45,657)	179,188	1
Interest expense	8,601	—	8,601		17,681	—	17,681
Total expenses	511,090	260	511,350		1,022,428	520	1,022,948
Income before provision for income taxes and earnings of equity method investments	42,563	(186)	42,377		88,920	(372)	88,548
Provision for income taxes	7,891	(275)	7,616	2, 3, 4	16,278	(515)	15,763	2, 3, 4
Income before earnings of equity method investments	34,672	89	34,761		72,642	143	72,785
Earnings of equity method investments (related parties)	1,654	(600)	1,054	2	6,612	(1,100)	5,512	2
Net income	36,326	(511)	35,815		79,254	(957)	78,297
Less: Net (income) loss attributable to non-controlling interest	2,201	—	2,201		2,041	—	2,041
Net income attributable to NGHC	38,527	(511)	38,016		81,295	(957)	80,338
Dividends on preferred stock	(4,744)	—	(4,744)		(5,775)	—	(5,775)
Net income attributable to NGHC common stockholders	$33,783	$(511)	$33,272		$75,520	$(957)	$74,563

Earnings per common share:
Basic	$0.36		$0.36		$0.81		$0.80
Diluted	$0.35		$0.35		$0.79		$0.78
Dividends declared per common share	$0.02		$0.02		$0.04		$0.04

Weighted average common shares outstanding:
Basic	93,597,448		93,597,448		93,527,977		93,527,977
Diluted	96,181,037		96,181,037		96,005,397		96,005,397

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31, 2015
Consolidated Statement of Income:	As reported (a)	Adjustments	As adjusted	Reference
	(Unaudited)
Revenues:
Net earned premium	$479,165	$74	$479,239	3
Ceding commission income	5,080	—	5,080
Service and fee income	54,870	—	54,870
Net investment income	16,148	—	16,148
Net gain on investments	2,432	—	2,432
Total revenues	557,695	74	557,769
Expenses:
Loss and loss adjustment expense	306,686	24,671	331,357	1, 4
Acquisition costs and other underwriting expenses	89,885	183	90,068	3
General and administrative expenses	105,687	(24,594)	81,093	1
Interest expense	9,080	—	9,080
Total expenses	511,338	260	511,598
Income before provision for income taxes and earnings of equity method investments	46,357	(186)	46,171
Provision for income taxes	8,387	(240)	8,147	2, 3, 4
Income before earnings of equity method investments	37,970	54	38,024
Earnings of equity method investments (related parties)	4,958	(500)	4,458	2
Net income	42,928	(446)	42,482
Less: Net (income) attributable to non-controlling interest	(160)	—	(160)
Net income attributable to NGHC	42,768	(446)	42,322
Dividends on preferred stock	(1,031)	—	(1,031)
Net income attributable to NGHC common stockholders	$41,737	$(446)	$41,291

Earnings per common share:
Basic	$0.45		$0.44
Diluted	$0.43		$0.43
Dividends declared per common share	$0.02		$0.02

Weighted average common shares outstanding:
Basic	93,454,236		93,454,236
Diluted	96,087,952		96,087,952

Certain line items in the Consolidated Statements of Comprehensive Income were immaterially affected by the revision of previously issued financial statements. All of the line item changes in the Consolidated Statements of Cash Flows were included within cash flows from operating activities and the changes in the Consolidated Statements of Changes in Stockholders’ Equity have been addressed through the preceding disclosure.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and fair value on available-for-sale securities were as follows:

December 31, 2017	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$36,236	$987	$(230)	$36,993
Federal agencies	20,711	5	(27)	20,689
States and political subdivision bonds	418,557	4,431	(3,907)	419,081
Foreign government	55,575	2,736	(57)	58,254
Corporate bonds	1,053,777	14,809	(7,697)	1,060,889
Residential mortgage-backed securities	1,020,481	211	(15,953)	1,004,739
Commercial mortgage-backed securities	143,519	2,340	(1,816)	144,043
Asset-backed securities	421	—	(7)	414
Structured securities	390,514	4,959	(686)	394,787
Total fixed maturities	3,139,791	30,478	(30,380)	3,139,889
Equity securities:
Common stock	26,954	63	(211)	26,806
Preferred stock	2,119	133	(30)	2,222
Total equity securities	29,073	196	(241)	29,028
Total	$3,168,864	$30,674	$(30,621)	$3,168,917
NGHC	$2,864,366	$27,313	$(27,696)	$2,863,983
Reciprocal Exchanges	304,498	3,361	(2,925)	304,934
Total	$3,168,864	$30,674	$(30,621)	$3,168,917

December 31, 2016	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. Treasury	$45,405	$937	$(494)	$45,848
Federal agencies	739	—	(26)	713
States and political subdivision bonds	460,089	3,625	(11,403)	452,311
Foreign government	60,025	—	(3,226)	56,799
Corporate bonds	1,580,918	43,322	(13,338)	1,610,902
Residential mortgage-backed securities	450,997	4,305	(5,982)	449,320
Commercial mortgage-backed securities	107,546	1,521	(1,724)	107,343
Structured securities	334,343	4,656	(436)	338,563
Total fixed maturities	3,040,062	58,366	(36,629)	3,061,799
Equity securities:
Common stock	5,376	5,150	(308)	10,218
Preferred stock	1,580	17	(35)	1,562
Total equity securities	6,956	5,167	(343)	11,780
Total	$3,047,018	$63,533	$(36,972)	$3,073,579
NGHC	$2,746,001	$56,280	$(35,047)	$2,767,234
Reciprocal Exchanges	301,017	7,253	(1,925)	306,345
Total	$3,047,018	$63,533	$(36,972)	$3,073,579

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of December 31, 2017 and 2016, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale fixed maturities.

The amortized cost and fair value of available-for-sale fixed maturities held as of December 31, 2017, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,823	$16,796	$4,470	$4,449	$21,293	$21,245
Due after one year through five years	532,079	534,572	146,398	145,394	678,477	679,966
Due after five years through ten years	825,040	831,272	76,077	77,408	901,117	908,680
Due after ten years	352,722	357,848	21,761	22,954	374,483	380,802
Mortgage-backed securities	1,108,629	1,094,467	55,792	54,729	1,164,421	1,149,196
Total	$2,835,293	$2,834,955	$304,498	$304,934	$3,139,791	$3,139,889

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on fixed maturities and equity securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
December 31, 2017	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$21,567	$(131)	62	$10,555	$(99)	20	$32,122	$(230)
Federal agencies	10,069	(11)	6	615	(16)	4	10,684	(27)
States and political subdivision bonds	145,396	(1,851)	215	86,894	(2,056)	125	232,290	(3,907)
Foreign government	—	—	—	2,443	(57)	2	2,443	(57)
Corporate bonds	402,236	(4,564)	341	110,207	(3,133)	93	512,443	(7,697)
Residential mortgage-backed securities	886,032	(13,476)	72	89,412	(2,477)	9	975,444	(15,953)
Commercial mortgage-backed securities	50,537	(727)	14	27,072	(1,089)	27	77,609	(1,816)
Asset-backed securities	—	—	—	414	(7)	2	414	(7)
Structured securities	73,561	(631)	18	3,727	(55)	4	77,288	(686)
Total fixed maturities	1,589,398	(21,391)	728	331,339	(8,989)	286	1,920,737	(30,380)
Equity securities:
Common stock	26,499	(211)	14	—	—	—	26,499	(211)
Preferred stock	—	—	—	261	(30)	8	261	(30)
Total equity securities	26,499	(211)	14	261	(30)	8	26,760	(241)
Total	$1,615,897	$(21,602)	742	$331,600	$(9,019)	294	$1,947,497	$(30,621)
NGHC	$1,434,580	$(19,465)	637	$300,993	$(8,231)	276	$1,735,573	$(27,696)
Reciprocal Exchanges	181,317	(2,137)	105	30,607	(788)	18	211,924	(2,925)
Total	$1,615,897	$(21,602)	742	$331,600	$(9,019)	294	$1,947,497	$(30,621)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Fixed maturities:
U.S. Treasury	$37,436	$(494)	24	$—	$—	—	$37,436	$(494)
Federal agencies	419	(26)	3	—	—	—	419	(26)
States and political subdivision bonds	318,946	(11,236)	387	2,956	(167)	6	321,902	(11,403)
Foreign government	48,156	(3,226)	6	—	—	—	48,156	(3,226)
Corporate bonds	495,443	(12,376)	292	33,112	(962)	21	528,555	(13,338)
Residential mortgage-backed securities	262,269	(5,894)	212	2,141	(88)	4	264,410	(5,982)
Commercial mortgage-backed securities	51,120	(1,002)	27	4,890	(722)	3	56,010	(1,724)
Structured securities	54,361	(243)	43	17,908	(193)	10	72,269	(436)
Total fixed maturities	1,268,150	(34,497)	994	61,007	(2,132)	44	1,329,157	(36,629)
Equity securities:
Common stock	3,198	(308)	5	—	—	—	3,198	(308)
Preferred stock	1,298	(35)	2	—	—	—	1,298	(35)
Total equity securities	4,496	(343)	7	—	—	—	4,496	(343)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)
NGHC	$1,190,788	$(33,382)	963	$51,813	$(1,665)	28	$1,242,601	$(35,047)
Reciprocal Exchanges	81,858	(1,458)	38	9,194	(467)	16	91,052	(1,925)
Total	$1,272,646	$(34,840)	1,001	$61,007	$(2,132)	44	$1,333,653	$(36,972)

There were 1,036 and 1,045 securities at December 31, 2017 and 2016, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of December 31, 2017 and 2016, of the $9,019 and $2,132, respectively, of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, none of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 25% of its amortized cost or cost.

The Company reviewed its investments at December 31, 2017 and determined that no additional OTTI existed in the gross unrealized holding losses other than certain fixed maturities and equity securities, that were in a loss position, for which the Company had the intention to sell before it can recover its cost basis. The impairments for these securities are equal to the difference between its amortized cost or cost and its fair value, and were as follows:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities - Corporate bonds	$—	$7,238	$12,027
Equity securities - Common stock	25	14,864	3,220
Total OTTI loss recognized in earnings	$25	$22,102	$15,247
NGHC	$25	$22,102	$15,247
Reciprocal Exchanges	—	—	—
Total OTTI loss recognized in earnings	$25	$22,102	$15,247

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires management judgment regarding the known evidence. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment and the Company does not have the intention to sell, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in AOCI. Future increases or decreases in fair value, if not other-than-temporary, are included in AOCI. For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any impairment charges due to non-credit factors.

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

(c) Trading Securities

The fair values on trading securities were as follows:

	December 31, 2017	Percentage of Fixed Maturities and Equity Securities	December 31, 2016	Percentage of Fixed Maturities and Equity Securities
Fixed maturities - Corporate bonds	$9	—%	$38,677	44.7%
Equity securities - Common stock	21,313	100.0%	47,931	55.3%
Total	$21,322	100.0%	$86,608	100.0%
NGHC	$21,322	100.0%	$86,608	100.0%
Reciprocal Exchanges	—	—%	—	—%
Total	$21,322	100.0%	$86,608	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The portion of trading gains and losses for the year related to trading securities still held were as follows:

	December 31,
	2017	2016
Net gains (losses) recognized during the year on trading securities	$(20,096)	$16,096
Less: Net gains (losses) recognized during the year on trading securities sold during the year	(11,851)	4,221
Net gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$(8,245)	$11,875

(d) Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Interest income
Cash and short-term investments	$1,506	$418	$543
Fixed maturities	106,002	96,755	69,310
Equity securities	345	1,901	277
Investment income	107,853	99,074	70,130
Repurchase agreements interest expense	—	(485)	(213)
Other income	11,084	12,895	8,952
Investment expenses	(8,192)	(11,898)	(3,529)
Net Investment Income	$110,745	$99,586	$75,340
NGHC	$101,420	$90,870	$66,429
Reciprocal Exchanges	9,325	8,716	8,911
Net Investment Income	$110,745	$99,586	$75,340

(e) Net Realized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The tables below indicate impairment write-downs on investments, realized gains and losses on available for sale securities and all gains and losses on trading securities.

	Year Ended December 31,
	2017			2016			2015
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$58,405	$(3,754)	$54,651	$34,577	$(10,090)	$24,487	$8,245	$(1,702)	$6,543
Equity securities, available-for-sale	8,898	(251)	8,647	6,410	(19,137)	(12,727)	5	(1,608)	(1,603)
Fixed maturities, trading	4,398	(6,285)	(1,887)	12,571	(713)	11,858	—	—	—
Equity securities, trading	3,100	(21,309)	(18,209)	11,587	(7,349)	4,238	—	—	—
OTTI	—	(25)	(25)	—	(22,102)	(22,102)	—	(15,247)	(15,247)
Foreign exchange and other investments, net	3,814	(228)	3,586	2,150	—	2,150	—	(788)	(788)
Net realized gain (loss) on investments	$78,615	$(31,852)	$46,763	$67,295	$(59,391)	$7,904	$8,250	$(19,345)	$(11,095)
NGHC	$71,834	$(31,194)	$40,640	$66,765	$(59,376)	$7,389	$7,005	$(18,446)	$(11,441)
Reciprocal Exchanges	6,781	(658)	6,123	530	(15)	515	1,245	(899)	346
Net realized gain (loss) on investments	$78,615	$(31,852)	$46,763	$67,295	$(59,391)	$7,904	$8,250	$(19,345)	$(11,095)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s fixed maturities and preferred securities, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
December 31, 2017	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$30,244	$31,026	1.1%	$5,992	$5,967	2.0%
AAA	255,132	259,506	9.1%	29,540	28,961	9.5%
AA, AA+, AA-	1,399,287	1,382,191	48.7%	133,250	133,316	43.7%
A, A+, A-	531,185	534,298	18.8%	135,682	136,657	44.8%
BBB, BBB+, BBB-	574,456	581,406	20.5%	—	—	—%
BB+ and lower	47,542	48,759	1.8%	34	33	—%
Total	$2,837,846	$2,837,186	100.0%	$304,498	$304,934	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2016	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities	Cost or Amortized Cost	Fair Value	Percentage of Fixed Maturities and Preferred Securities
U.S. Treasury	$39,471	$39,918	1.4%	$5,934	$5,930	1.9%
AAA	251,549	246,040	8.8%	7,526	7,436	2.4%
AA, AA+, AA-	820,762	815,294	29.2%	33,096	33,728	11.0%
A, A+, A-	740,280	747,765	26.7%	87,734	88,761	29.0%
BBB, BBB+, BBB-	693,039	705,319	25.2%	148,968	151,644	49.5%
BB+ and lower	228,222	241,357	8.7%	17,759	18,846	6.2%
Total	$2,773,323	$2,795,693	100.0%	$301,017	$306,345	100.0%

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations.

December 31, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.9%	7.8%	31.7%	11.9%	—%	$575,746	54.3%
Industrials	0.7%	3.0%	16.9%	21.8%	0.5%	454,764	42.9%
Utilities/Other	—%	—%	1.3%	1.5%	—%	30,388	2.8%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%
NGHC	2.9%	3.4%	37.1%	35.2%	0.5%	$839,615	79.1%
Reciprocal Exchanges	0.7%	7.4%	12.8%	—%	—%	221,283	20.9%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	0.1%	1.7%	21.7%	11.8%	3.0%	$631,595	38.3%
Industrials	—%	3.4%	17.7%	27.6%	6.3%	906,950	55.0%
Utilities/Other	0.8%	0.2%	1.3%	3.6%	0.8%	111,034	6.7%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%
NGHC	0.9%	4.8%	35.6%	34.4%	9.2%	$1,400,239	84.9%
Reciprocal Exchanges	—%	0.5%	5.1%	8.6%	0.9%	249,340	15.1%
Total	0.9%	5.3%	40.7%	43.0%	10.1%	$1,649,579	100.0%

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

The Company’s cash, cash equivalents, and restricted cash are as follows:

	December 31,
	2017	2016
Cash and cash equivalents	$292,282	$220,299
Restricted cash and cash equivalents	65,202	65,601
Cash, cash equivalents and restricted cash	$357,484	$285,900

The fair values of the Company’s restricted investments are as follows:

	December 31,
	2017	2016
State deposits, at fair value	$76,996	$73,731
Restricted investments to trusts, at fair value	110,314	366,306
Total	$187,310	$440,037

(h) Other Investments

The table below summarizes the composition of other investments:

	December 31,
	2017	2016
Equity method investments (Related parties - $221,375 and $248,688)	$256,321	$287,747
Note receivable - related party. See Note 16. “Related Party Transactions”	126,173	125,000
Short-term investments (Exchanges - $22,279 and $0)	38,266	15,674
Long-term Certificates of Deposit (CDs), at cost	20,339	21,178
Investments, at fair value	10,782	9,427
Investments, at cost or amortized cost	7,668	11,851
Total	$459,549	$470,877

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Equity method investments represents limited liability companies and limited partnership investments in real estate. Short-term investments consist of money market funds rated by Standard & Poor’s as AAA. Investments at fair value represent the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or amortized cost represent limited partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

The Company’s cost-method investments are assessed for impairment quarterly. No impairment losses were recorded during the years ended December 31, 2017 and 2016.

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

The following table presents the Company’s fifty percent investment activity in the LSC Entities:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$185,992	$153,661	$146,089
Contributions	21,040	11,500	565
Distributions	(45,127)	—	(1,923)
Equity in earnings (losses)	(1,222)	20,831	8,930
Change in equity method investments	(25,309)	32,331	7,572
Balance at end of year	$160,683	$185,992	$153,661

In the third quarter of 2017, the LSC Entities sold 114 life settlement contracts to an unaffiliated third party for consideration of $100,000, payable $90,000 on the closing date and $5,000 on the next two anniversaries of the close date.

On December 28, 2017, the LSC Entities contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217,831 cash (including an advance of $39,724 on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. As of December 31, 2017, the LSC Entities have a 30% non-controlling equity interest in the limited partnership and the carrying value of their investment in the limited partnership was $68,085. As of December 31, 2017, the LSC Entities directly held six life settlement contracts.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

During the year ended December 31, 2017, the Company received distributions from the LSC Entities of $45,127. In January 2018, the Company received a distribution of $105,035 from the LSC Entities.

Limited Liability Companies and Limited Partnerships

The following entities are considered by the Company to be VIEs, for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

800 Superior, LLC

The Company owns 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $2,812, $2,733 and $2,655 in rent for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s equity interest in 800 Superior, LLC as of December 31, 2017 and 2016 was $1,405 and $1,479, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(74), $(241), and $(420), respectively.

East Ninth & Superior, LLC

The Company owns East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of December 31, 2017 and 2016 was $4,251 and $4,189, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded equity in earnings (losses) from East Ninth & Superior of $62, $50, and $60, respectively.

North Dearborn Building Company, L.P.

The Company invested in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each received a 45% limited partnership interest in North Dearborn for their respective $9,714 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third-party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of December 31, 2017 and 2016 was $7,582 and $8,394, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded equity in earnings (losses) from North Dearborn of $(812), $(1,168) and $(1,345) respectively. The Company made contributions or received (distributions) of $0, $1,800 and $(607) for the years ended December 31, 2017, 2016 and 2015, respectively.

4455 LBJ Freeway, LLC

The Company formed 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $2,303 and $1,385 in rent for the years ended December 31, 2017 and 2016, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2017 and 2016 was $740 and $900, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $(160), $499 and $28, respectively, and received (returns of capital) or made contributions of $0, $(10,158) and $10,531, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Illinois Center Building, L.P.

The Company invested in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each received a 37.5% limited partnership interest in Illinois Center for their respective $53,715 investments, while ACP Re invested $21,486 for its 15.0% limited partnership interest. NA Advisors invested $14,324 and holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third-party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of December 31, 2017 and 2016 was $46,715 and $47,735, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded equity in earnings (losses) from Illinois Center of $(6,645), $(4,047) and $(3,808), respectively. The Company made contributions of $5,625 and $3,750, and received distributions of $0 and $(1,875) for the years ended December 31, 2017 and 2016, respectively.

5. Fair Value of Financial Instruments

The Company carries certain financial instruments at fair value. Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of December 31, 2017 and 2016. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its fixed maturities and equity securities.

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

•
Other investments, at fair value. Comprised of the Company’s short-term investments and the Company’s right to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow approach to estimate their fair value. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are recorded in earnings.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Assets measured at fair value on a recurring basis are as follows:

December 31, 2017	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$36,993	$—	$—	$36,993
Federal agencies	20,689	—	—	20,689
States and political subdivision bonds	—	415,000	4,081	419,081
Foreign government	—	58,254	—	58,254
Corporate bonds	—	1,036,344	24,545	1,060,889
Residential mortgage-backed securities	—	1,004,739	—	1,004,739
Commercial mortgage-backed securities	—	144,043	—	144,043
Asset-backed securities	—	414	—	414
Structured securities	—	394,787	—	394,787
Total fixed maturities	57,682	3,053,581	28,626	3,139,889
Equity securities:
Common stock	26,806	—	—	26,806
Preferred stock	—	1,952	270	2,222
Total equity securities	26,806	1,952	270	29,028
Total available-for-sale securities	84,488	3,055,533	28,896	3,168,917
Trading securities:
Fixed maturities - Corporate bonds	—	9	—	9
Equity securities - Common stock	16,261	—	5,052	21,313
Total trading securities	16,261	9	5,052	21,322
Other investments	38,266	—	10,782	49,048
Total assets	$139,015	$3,055,542	$44,730	$3,239,287
NGHC	$110,769	$2,756,575	$44,730	$2,912,074
Reciprocal Exchanges	28,246	298,967	—	327,213
Total assets	$139,015	$3,055,542	$44,730	$3,239,287

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities:
Fixed maturities:
U.S. Treasury	$45,848	$—	$—	$45,848
Federal agencies	713	—	—	713
States and political subdivision bonds	—	447,579	4,732	452,311
Foreign government	—	54,889	1,910	56,799
Corporate bonds	—	1,577,290	33,612	1,610,902
Residential mortgage-backed securities	—	441,897	7,423	449,320
Commercial mortgage-backed securities	—	102,494	4,849	107,343
Structured securities	—	329,508	9,055	338,563
Total fixed maturities	46,561	2,953,657	61,581	3,061,799
Equity securities:
Common stock	3,921	—	6,297	10,218
Preferred stock	—	1,562	—	1,562
Total equity securities	3,921	1,562	6,297	11,780
Total available-for-sale securities	50,482	2,955,219	67,878	3,073,579
Trading securities:
Fixed maturities - Corporate bonds	—	36,245	2,432	38,677
Equity securities - Common stock	47,931	—	—	47,931
Total trading securities	47,931	36,245	2,432	86,608
Other investments	15,674	—	9,427	25,101
Total assets	$114,087	$2,991,464	$79,737	$3,185,288
NGHC	$108,157	$2,691,049	$79,737	$2,878,943
Reciprocal Exchanges	5,930	300,415	—	306,345
Total assets	$114,087	$2,991,464	$79,737	$3,185,288

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets:

	Balance as of January 1, 2017	Net income/loss	Other comprehensive income/loss	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of December 31, 2017
States and political subdivision bonds	$4,732	$—	$(649)	$—	$—	$(2)	$4,081
Foreign government	1,910	—	—	—	—	(1,910)	—
Corporate bonds	36,044	—	13	—	(9,725)	(1,787)	24,545
Residential mortgage-backed securities	7,423	—	—	—	(1)	(7,422)	—
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—
Structured securities	9,055	—	—	—	(2,001)	(7,054)	—
Common stock	6,297	—	2,632	4,119	(7,997)	1	5,052
Preferred stock	—	—	(5)	—	—	275	270
Other investments	9,427	84	—	3,986	(2,715)	—	10,782
Total assets	$79,737	$84	$1,991	$8,105	$(22,439)	$(22,748)	$44,730

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Balance as of January 1, 2016	Net income/loss	Other comprehensive income/loss	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of December 31, 2016
States and political subdivision bonds	$—	$—	$—	$4,732	$—	$—	$4,732
Foreign government	—	—	—	—	—	1,910	1,910
Corporate bonds	—	—	—	33,612	—	2,432	36,044
Residential mortgage-backed securities	—	—	—	7,423	—	—	7,423
Commercial mortgage-backed securities	—	—	—	—	—	4,849	4,849
Structured securities	—	—	—	6,304	—	2,751	9,055
Common stock	—	—	—	—	—	6,297	6,297
Other investments	—	—	—	9,427	—	—	9,427
Total assets	$—	$—	$—	$61,498	$—	$18,239	$79,737

During the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 or vice versa. During the year ended December 31, 2017, the Company transferred $23,024 out of Level 3 into Level 2, due to changes in broker quotes where the inputs include quoted prices for identical or similar assets in markets that are active or not active resulting in the securities being classified as Level 2; and $276 out of Level 2 into Level 3, due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3.

During the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 or vice versa. During the year ended December 31, 2016, the Company transferred $18,239 out of Level 2 into Level 3 due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3.

The Company’s policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

At December 31, 2017 and 2016, the carrying values of the Company’s short-term investments, cash and cash equivalents, premiums and other receivables, and accounts payable approximate its fair value given their short-term nature and are classified as Level 1. Other than Goodwill, the Company does not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2017 and 2016. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 10, “Goodwill and Intangible Assets, Net” for additional information on how the Company tested goodwill for impairment.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 15, “Debt” for additional information.

The Company’s 7.625% Notes are publicly traded and classified as Level 2. The Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes, the Credit Agreement and the Century-National Promissory Note are not publicly traded and are classified as Level 3. As of December 31, 2017 and 2016, the fair values of the Company’s 6.75% Notes, the Credit Agreement and the Century-National Promissory Note were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of December 31, 2017 and 2016, the fair values of the Company’s Subordinated Debentures, Imperial Surplus Notes and SPCIC Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	December 31, 2017		December 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,756	$101,640	$96,669	$100,160
6.75% Notes	345,786	366,131	345,135	360,865
Subordinated Debentures	72,168	72,101	72,168	72,168
Imperial Surplus Notes	5,000	4,984	5,000	4,986
SPCIC Surplus Notes	4,000	3,996	4,000	4,000
Credit Agreement	190,000	195,420	50,000	53,925
Century-National Promissory Note	—	—	178,894	178,778
Other	—	—	135	135
Total	$713,710	$744,272	$752,001	$775,017

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

6. Acquisitions

Direct General

On November 1, 2016, the Company completed the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee based property and casualty insurance company (“Direct General”). The purchase price was an aggregate cash payment of $160,012. Direct General net assets purchased of approximately $166,941 exceeded the cash paid by the Company of approximately $160,012, and, as a result, the Company recorded a $6,929 bargain purchase gain in earnings (of which $198 was reversed in 2017 and $7,127 was recorded in 2016). This acquisition added a direct distribution channel to the Company's core nonstandard auto business and expanded the Company's presence in this product line in the Southeast.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

November 1, 2016
Assets:
Cash and invested assets	$300,253
Premiums receivable	232,035
Reinsurance recoverable	356
Income tax receivable	295
Deferred tax asset	30,872
Premises and equipment	27,530
Intangible assets	59,355
Other assets	28,327
Total assets	679,023
Liabilities:
Unpaid loss and loss adjustment expense reserves	162,863
Unearned premiums	220,433
Reinsurance payable	1,618
Accounts payable and accrued expenses	34,330
Debt	90,447
Other liabilities	2,391
Total liabilities	512,082
Net assets purchased	166,941
Purchase price	160,012
Bargain purchase gain recorded in earnings	$6,929

The intangible assets related to the acquisition of Direct General were assigned to the P&C segment. The intangible assets acquired consisted of state licenses of $13,000 and trademarks of $30,000, with indefinite lives, agent relationships of $5,200, value in policies in force of $6,815, loss reserve discount of $3,600 and non-compete agreements of $740, with weighted average amortization lives of 2, 1, 9 and 15 years, respectively. As a result of the acquisition of Direct General, the Company recorded $444,697 and $60,130 of gross premium written for the years ended December 31, 2017 and 2016, respectively, and $105,862 and $17,520 of service and fee income for the years ended December 31, 2017 and 2016, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Standard Property and Casualty Insurance Company

On October 6, 2016, in a special meeting of the members of Standard Mutual Insurance Company, an Illinois based property and casualty insurance underwriter (“SMIC”), the members approved, among other matters, the conversion of SMIC from a mutual company to a stock company named Standard Property and Casualty Insurance Company (“SPCIC”). The transaction was “sponsored” by the Company. The Company offered the right to subscribe for shares of its common stock at a discount to SMIC members, directors and officers. The Company received subscriptions of approximately $4,942. The Company sold the shares at a purchase price of $18.1237 per share, which represented an 18.4507% discount to the volume-weighted average trading price of a share of its common stock, as reported on the Nasdaq Global Select Market, for the 10-trading day period ending October 5, 2016, which was $22.2242. On October 7, 2016, the Company completed the acquisition and delivered 272,609 shares of its common stock, which represented the number of shares sold in the offering, and recorded approximately $6,058 in shareholders’ equity. SPCIC net assets purchased of approximately $22,123 exceeded the subscriptions received by the Company of approximately $4,942, and, as a result, the Company recorded a $17,181 bargain purchase gain in earnings in 2016. This acquisition expanded the Company's homeowners and package products in Illinois and Indiana.

Century-National

On June 1, 2016, the Company closed the acquisition of all of the issued and outstanding shares of capital stock of Century-National Insurance Company, a California domiciled property and casualty insurance company (“Century-National”), and Western General Agency, Inc., a California corporation, from Kramer-Wilson Company, Inc. (“Western General”). The purchase price for the transaction was approximately $316,594. The purchase price includes an upfront cash payment of approximately $143,800 with the remaining balance of $172,794 in the form of a promissory note, payable over a period of two years. See Note 15, “Debt - Century-National Promissory Note” for additional information. Century-National net assets purchased of approximately $304,694 was less than the cash paid by the Company of approximately $316,594, and, as a result, the Company recorded goodwill of $11,900. Under the terms of the purchase agreement, the Company will re-estimate Century National’s closing statutory reserves as of the 2nd anniversary of the closing date of the acquisition. If the closing date recorded statutory reserves exceed the re-estimated statutory reserves, the Company will pay the seller the excess. If the re-estimated statutory reserves exceed the closing date recorded statutory reserves, the seller will pay the Company the excess. This acquisition expands the Company's standard and preferred product offering in both the homeowners and personal auto lines.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

June 1, 2016
Assets:
Cash and invested assets	$413,343
Accrued interest	3,531
Premiums and other receivables	68,410
Reinsurance recoverable	12,904
Prepaid reinsurance premiums	12,723
Premises and equipment	5,216
Intangible assets	53,008
Deferred tax asset	12,100
Other assets	1,426
Total assets	582,661
Liabilities:
Unpaid loss and loss adjustment expense reserves	132,912
Accounts payable and accrued expenses	17,900
Unearned premiums	113,608
Reinsurance payable	6,308
Other Liabilities	7,239
Total liabilities	277,967
Net assets purchased	304,694
Purchase price	316,594
Goodwill recorded	$11,900

The intangible assets related to the acquisition of Century-National and Western General were assigned to the P&C segment. The intangible assets acquired consisted of $8,000 of state licenses with an indefinite life, agent relationships of $20,000, value in policies in force of $18,485, leases of $5,523 and trademarks of $1,000, with weighted average amortization lives of 15, 1, 13 and 5 years, respectively. As a result of the acquisition of Century-National and Western General, the Company recorded $220,620 and $139,965 of gross premium written for the years ended December 31, 2017 and 2016, respectively, and $8,866 and $4,471 of service and fee income for the years ended December 31, 2017 and 2016, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Premiums and Other Receivables, Net

Premiums and other receivables, net consisted of the following:

	December 31,
	2017	2016
Premiums receivable	$1,188,170	$999,866
Commission receivables	75,777	46,415
Investment receivables	29,971	12,198
Other receivables	48,949	49,514
Allowance for uncollectible amounts	(18,546)	(16,219)
Total	$1,324,321	$1,091,774
NGHC	$1,267,529	$1,044,576
Reciprocal Exchanges	56,792	47,198
Total	$1,324,321	$1,091,774

8. Deferred Acquisition Costs

The following table reflects the activity of policy acquisition costs deferred and amortized:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of the year	$220,922	$160,531	$125,999
Additions	505,356	495,195	368,515
Reductions - Reciprocal Exchanges deconsolidation	—	(23,803)	—
Amortization	(509,889)	(411,001)	(333,983)
Change during the year	(4,533)	60,391	34,532
Balance at end of the year	$216,389	$220,922	$160,531
NGHC	$195,552	$189,879	$136,728
Reciprocal Exchanges	20,837	31,043	23,803
Balance at end of the year	$216,389	$220,922	$160,531

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Premises and Equipment, Net

The composition of premises and equipment consisted of the following:

	December 31,
	2017			2016
	Cost	Accumulated Depreciation	Net Value	Cost	Accumulated Depreciation	Net Value
Land	$3,380	$—	$3,380	$3,336	$—	$3,336
Buildings	24,586	(1,634)	22,952	20,362	(842)	19,520
Leasehold improvements	26,300	(5,061)	21,239	23,453	(2,348)	21,105
Other equipment	22,510	(3,986)	18,524	11,472	(2,084)	9,388
Hardware and software	373,081	(115,127)	257,954	141,669	(80,514)	61,155
Total	$449,857	$(125,808)	$324,049	$200,292	$(85,788)	$114,504
NGHC	$440,798	$(121,018)	$319,780	$194,419	$(84,032)	$110,387
Reciprocal Exchanges	9,059	(4,790)	4,269	5,873	(1,756)	4,117
Total	$449,857	$(125,808)	$324,049	$200,292	$(85,788)	$114,504

As of December 31, 2017 and 2016, assets recorded under capital leases, included in buildings, hardware and software were $49,569 and $30,055 of cost, less accumulated depreciation of $884 and $578, respectively.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2017, 2016 and 2015 was $39,323, $19,485 and $12,065, respectively.

Hardware and software primarily increased due to the Company’s purchase of its policy management system in the amount of $190,208. See Note 16, “Related Party Transactions” for additional information.

10. Goodwill and Intangible Assets, Net

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This test is performed annually as of October 1, or more frequently, if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit.

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

The Company owns Luxembourg reinsurer subsidiaries which are a component of the P&C segment. Step 1 of the impairment test indicated that the Luxembourg reinsurer subsidiaries’ carrying value exceeded its fair value. The Company performed a Step 2 impairment test and recorded impairment losses. For the years ended December 31, 2017, 2016 and 2015, the Company recorded goodwill impairments related to the Luxembourg reinsurance subsidiaries of $4,884, $3,552 and $17,466, respectively. There is no goodwill remaining on the Luxembourg reinsurance entities as of December 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amounts of goodwill by segments are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2016
Goodwill	$85,084	$66,716	$151,800
Accumulated impairment loss	(26,769)	(12,617)	(39,386)
Balance as of January 1, 2016, net	$58,315	$54,099	$112,414
Additions	39,106	10,396	49,502
Impairment loss	(3,552)	—	(3,552)
Balance as of December 31, 2016
Goodwill	124,190	77,112	201,302
Accumulated impairment loss	(30,321)	(12,617)	(42,938)
Balance as of December 31, 2016, net	$93,869	$64,495	$158,364
Additions	11,903	8,770	20,673
Impairment loss	(4,884)	—	(4,884)
Balance as of December 31, 2017
Goodwill	136,093	85,882	221,975
Accumulated impairment loss	(35,205)	(12,617)	(47,822)
Balance as of December 31, 2017, net	$100,888	$73,265	$174,153

As of December 31, 2017, there were no other circumstances that indicate that the carrying amount of goodwill may not be recoverable.

Intangible Assets

Intangible assets consist of definite and indefinite life assets. Definite-lived intangible assets subject to amortization primarily include agent and customer relationships, value in policies in force, renewal rights and trademarks. Indefinite-lived intangible assets include management contracts, state licenses and trademarks, subject to annual impairment testing.
The composition of goodwill and intangible assets consisted of the following:

December 31, 2017	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Agent/Customer relationships	$178,151	$(54,536)	$123,615	2 - 15 years
Renewal rights	51,377	(27,005)	24,372	3 - 7 years
Proprietary technology	14,007	(3,663)	10,344	3 - 10 years
Leases	5,523	(668)	4,855	13 years
Trademarks	3,835	(864)	2,971	5 - 11 years
Loss reserve discount	6,942	(4,840)	2,102	6 - 10 years
Non-compete agreements	840	(82)	758	15 years
Affinity partners	800	(579)	221	11 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	86,232	—	86,232	indefinite life
Trademarks	30,000	—	30,000	indefinite life
Goodwill	174,153	—	174,153	indefinite life
Total	$670,460	$(92,237)	$578,223
NGHC	$666,460	$(91,922)	$574,538
Reciprocal Exchanges	4,000	(315)	3,685
Total	$670,460	$(92,237)	$578,223

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Agent/Customer relationships	$190,446	$(35,618)	$154,828	2 - 15 years
Renewal rights	42,716	(13,484)	29,232	3 - 7 years
Proprietary technology	11,800	(1,893)	9,907	3 - 10 years
Leases	5,523	(246)	5,277	13 years
Trademarks	6,300	(783)	5,517	5 - 11 years
Loss reserve discount	16,999	(12,670)	4,329	6 - 10 years
Non-compete agreements	740	(8)	732	15 years
Affinity partners	800	(508)	292	11 years
Value in policies in force	59,198	(36,555)	22,643	1 year
Management contracts	118,600	—	118,600	indefinite life
State licenses	86,363	—	86,363	indefinite life
Trademarks	30,000	—	30,000	indefinite life
Goodwill	158,364	—	158,364	indefinite life
Total	$727,849	$(101,765)	$626,084
NGHC	$695,211	$(80,152)	$615,059
Reciprocal Exchanges	32,638	(21,613)	11,025
Total	$727,849	$(101,765)	$626,084
Intangible assets are subject to annual impairment testing or on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Definite-lived intangible assets are amortized under the straight-line method, except for loss reserve discounts, which the Company amortizes using an accelerated method, which approximates underlying claim payments. The Company also uses the accelerated method of amortization for affinity partners and agents’ relationships based on the estimated attrition of those relationships.

For the years ended December 31, 2017, 2016 and 2015, the Company amortized $57,354, $70,387, and $20,389, respectively, related to its intangible assets with a definite life subject to amortization, which included amortization relating to intangibles owned by the Reciprocal Exchanges of $6,882, $21,613 and $4,380, respectively. Included in the Company’s amortization expense for the years ended December 31, 2017, 2016 and 2015, is an impairment charge of $0, $4,606 and $574, respectively, related to certain agent and customer relationships. Included also in the Company’s amortization expense for the years ended December 31, 2017, 2016 and 2015, is an impairment charge of $131, $432 and $0, respectively, related to indefinite-lived state licenses. Loss reserve premium amortization is also included within amortization expense.

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2018	$30,216	$180	$30,396
2019	24,545	180	24,725
2020	19,118	180	19,298
2021	16,653	45	16,698
2022	14,015	—	14,015
Thereafter	64,106	—	64,106
	$168,653	$585	$169,238

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

The tables below show the rollforward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Year Ended December 31, 2017
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866
Less: Reinsurance recoverables at beginning of the year	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)
Net balance at beginning of the year	1,108,719	189,467	1,298,186	94,883	1,393,069
Incurred losses and LAE related to:
Current year	2,172,506	327,289	2,499,795	118,938	2,618,733
Prior year	15,273	(8,826)	6,447	902	7,349
Total incurred	2,187,779	318,463	2,506,242	119,840	2,626,082
Paid losses and LAE related to:
Current year	(1,364,011)	(166,669)	(1,530,680)	(81,371)	(1,612,051)
Prior year	(729,431)	(107,992)	(837,423)	(42,407)	(879,830)
Total paid	(2,093,442)	(274,661)	(2,368,103)	(123,778)	(2,491,881)
Effect of foreign exchange rates	—	6,544	6,544	—	6,544
Net balance at end of the year	1,203,056	239,813	1,442,869	90,945	1,533,814
Plus reinsurance recoverables at end of the year	1,067,495	9,840	1,077,335	52,408	1,129,743
Gross balance at end of the year	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2016
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,479,953	$150,230	$1,630,183	$132,392	$1,762,575
Less: Reinsurance recoverables at beginning of the year	(793,508)	(583)	(794,091)	(39,085)	(833,176)
Net balance at beginning of the year	686,445	149,647	836,092	93,307	929,399
Incurred losses and LAE related to:
Current year	1,716,729	291,900	2,008,629	70,113	2,078,742
Prior year	5,125	9,310	14,435	(897)	13,538
Total incurred	1,721,854	301,210	2,023,064	69,216	2,092,280
Paid losses and LAE related to:
Current year	(1,070,080)	(181,957)	(1,252,037)	(45,607)	(1,297,644)
Prior year	(521,912)	(84,824)	(606,736)	(22,417)	(629,153)
Total paid	(1,591,992)	(266,781)	(1,858,773)	(68,024)	(1,926,797)
Acquired outstanding loss and loss adjustment reserve	292,412	9,682	302,094	384	302,478
Effect of foreign exchange rates	—	(4,291)	(4,291)	—	(4,291)
Net balance at end of the year	1,108,719	189,467	1,298,186	94,883	1,393,069
Plus reinsurance recoverables at end of the year	827,672	10,933	838,605	42,192	880,797
Gross balance at end of the year	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866

	Year Ended December 31, 2015
	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,456,948	$111,848	$1,568,796
Less: Reinsurance recoverables at beginning of the year	(888,215)	(23,583)	(911,798)
Net balance at beginning of the year	568,733	88,265	656,998
Incurred losses and LAE related to:
Current year	1,358,326	111,310	1,469,636
Prior year	18,378	(2,694)	15,684
Total incurred	1,376,704	108,616	1,485,320
Paid losses and LAE related to:
Current year	(909,707)	(45,862)	(955,569)
Prior year	(366,375)	(57,712)	(424,087)
Total paid	(1,276,082)	(103,574)	(1,379,656)
Acquired outstanding loss and loss adjustment reserve	169,257	—	169,257
Effect of foreign exchange rates	(2,520)	—	(2,520)
Net balance at end of the year	836,092	93,307	929,399
Plus reinsurance recoverables at end of the year	794,091	39,085	833,176
Gross balance at end of the year	$1,630,183	$132,392	$1,762,575

Gross unpaid losses and loss adjustment expense reserves at December 31, 2017 increased by $389,691 from December 31, 2016, primarily reflecting increases in organic growth in the P&C segment. Gross unpaid losses and loss adjustment expense reserves at December 31, 2016 increased by $511,291 from December 31, 2015, primarily reflecting increases due to the Direct General, SPCIC and Century-National acquisitions, and increases in organic growth in the P&C and A&H segments.

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2017. Loss and LAE for the year ended December 31, 2017 included $7,349 unfavorable development on prior accident year loss and LAE reserves ($6,447 excluding $902 of unfavorable development for the Reciprocal Exchanges), driven by $8,826 of favorable development in the A&H segment that was primarily driven by favorable development in the domestic A&H business,

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

and driven by unfavorable development of $15,273 in the P&C segment primarily driven by higher than expected development in auto liability coverages and $902 of unfavorable development for the Reciprocal Exchanges.

2016. Loss and LAE for the year ended December 31, 2016 included $13,538 of unfavorable development on prior accident year loss and LAE reserves ($14,435 excluding $897 of favorable development for the Reciprocal Exchanges), driven by $9,310 of unfavorable development in the A&H segment that was primarily driven by unfavorable development in the domestic stop loss, short-term medical and European A&H policies, and driven by unfavorable development of $5,125 in the P&C segment primarily driven by higher than expected development in private passenger auto bodily injury coverage; while partially offset by $897 of favorable development for the Reciprocal Exchanges.

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

Short-duration contracts

The following is information by segment about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities (“IBNR”) plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended prior to December 31, 2017, is presented as unaudited supplementary information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - auto liability, including recreational vehicles and motorcycles:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$596,995	$593,187	$592,353	$593,992	$594,348	$595,763	$595,337	$595,157	$158	241,625
2011		490,230	485,762	489,010	494,922	493,873	497,109	497,324	231	238,219
2012			511,797	522,296	529,140	527,386	528,090	527,531	537	249,829
2013				544,833	556,262	556,290	563,834	567,410	2,390	249,963
2014					740,531	759,577	760,566	766,640	10,543	269,739
2015						820,213	838,040	849,051	29,932	290,550
2016							932,350	940,849	85,405	298,065
2017								929,211	301,930	251,818
Total (A)								$5,673,173

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$287,058	$474,640	$534,107	$562,918	$579,237	$590,417	$592,932	$594,168
2011		224,676	385,749	442,365	468,059	482,861	489,191	494,145
2012			242,285	413,018	470,515	501,819	518,079	523,703
2013				259,665	440,751	504,569	540,497	559,064
2014					342,710	601,980	694,002	728,256
2015						385,592	679,461	761,150
2016							400,052	737,927
2017								392,084
Total (B)								$4,790,497
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								2,929
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$885,605

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Property and Casualty - auto liability, including recreational vehicles and motorcycles	44.7%	34.0%	10.9%	5.3%	3.0%	1.2%	0.5%	0.3%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$389,966	$382,067	$381,499	$381,748	$381,818	$381,826	$381,795	$381,410	$(15)	309,069
2011		315,273	308,729	308,298	308,486	308,760	308,512	308,536	(21)	298,009
2012			308,056	298,208	295,984	296,257	296,050	295,970	(30)	292,469
2013				335,454	329,049	328,748	328,284	328,262	(20)	285,684
2014					496,227	487,302	486,206	486,383	—	311,467
2015						541,008	544,097	544,769	(43)	328,830
2016							626,643	622,456	(1,070)	336,985
2017								600,813	50,769	335,801
Total (A)								$3,568,599

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$351,865	$382,575	$381,955	$381,926	$381,829	$381,811	$381,789	$381,425
2011		283,501	308,824	308,634	308,608	308,578	308,571	308,557
2012			268,989	298,381	295,978	295,975	296,029	295,995
2013				291,064	328,832	328,456	328,299	328,280
2014					430,998	487,531	486,364	486,309
2015						478,268	544,754	544,707
2016							542,970	622,930
2017								533,907
Total (B)								$3,502,110
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								(10)
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$66,479

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto	89.2%	11.0%	(0.2)%	—%	—%	—%	—%	(0.1)%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - homeowners & other property, including lender placed homeowners:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$422,123	$414,378	$413,664	$413,623	$412,187	$411,689	$411,304	$410,997	$(6)	86,450
2011		506,352	499,170	498,050	498,184	497,244	495,246	494,825	109	107,792
2012			485,454	480,353	478,880	477,577	476,538	474,649	702	111,908
2013				306,761	300,868	299,561	296,618	296,907	1,054	75,686
2014					318,488	306,471	303,925	304,496	3,124	73,130
2015						357,023	349,559	351,747	7,214	69,210
2016							350,737	341,762	11,298	59,510
2017								402,798	99,963	48,356
Total (A)								$3,078,181

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$247,802	$370,301	$393,226	$404,490	$408,195	$409,781	$410,875	$410,994
2011		314,139	457,480	485,054	489,778	493,408	494,198	494,525
2012			300,271	452,589	466,266	471,084	473,190	473,781
2013				219,937	279,743	289,302	293,101	295,332
2014					198,781	278,255	289,456	297,640
2015						233,264	319,284	336,921
2016							227,650	320,564
2017								258,234
Total (B)								$2,887,991
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								(72)
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$190,118

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Property and Casualty - homeowners & other property, including lender placed homeowners	65.0%	27.7%	4.2%	1.8%	0.9%	0.2%	0.1%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Accident and Health

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$22,581	$23,437	$25,380	$26,103	$27,229	$28,664	$28,234	$28,471	$147	22,909
2011		21,225	27,779	28,380	30,144	32,734	31,769	32,526	252	24,499
2012			22,759	30,289	33,627	37,595	36,595	39,159	409	27,442
2013				48,377	59,989	63,936	65,547	69,846	459	55,952
2014					83,292	91,998	94,971	101,866	606	95,369
2015						215,323	230,679	236,655	1,269	270,382
2016							263,276	254,051	6,129	351,081
2017								278,894	125,272	257,637
Total (A)								$1,041,468

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$12,114	$19,098	$22,156	$24,386	$25,682	$26,303	$26,567	$26,994
2011		12,512	22,971	26,048	28,252	29,499	29,958	30,459
2012			14,756	25,030	29,508	31,855	32,958	34,061
2013				28,928	51,466	56,779	59,380	61,036
2014					48,222	80,851	85,886	88,824
2015						141,955	211,434	219,586
2016							149,950	239,113
2017								134,950
Total (B)								$835,023
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								2,827
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$209,272

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Accident and Health (excluding DE captive subsidiaries)	50.0%	31.7%	5.7%	4.5%	3.1%	2.2%	1.3%	1.5%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - auto liability:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$61,956	$59,169	$57,079	$56,991	$57,453	$57,268	$57,218	$57,222	$33	5,854
2011		47,666	47,834	47,459	48,841	51,107	50,898	50,998	19	5,089
2012			44,834	47,275	48,044	48,665	50,370	50,767	352	5,015
2013				43,684	44,341	45,479	50,180	51,263	1,798	5,093
2014					38,656	40,850	45,930	48,246	2,105	4,845
2015						33,573	33,409	34,390	4,297	4,353
2016							24,619	24,460	6,266	4,026
2017								26,214	11,262	4,705
Total (A)								$343,560

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$18,879	$32,181	$41,020	$49,764	$53,635	$55,155	$55,700	$56,522
2011		15,857	26,603	35,911	41,931	46,559	49,570	50,481
2012			13,568	29,286	37,241	42,768	46,358	48,990
2013				14,683	29,218	35,105	41,787	47,449
2014					13,925	26,070	32,382	39,328
2015						11,910	19,501	24,614
2016							7,516	13,478
2017								9,111
Total (B)								$289,973
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								136
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$53,723

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Reciprocal Exchanges - auto liability	30.7%	25.2%	14.8%	13.1%	8.4%	4.5%	1.3%	1.4%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - auto physical damage:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$29,664	$24,572	$24,652	$24,700	$24,682	$24,665	$24,659	$24,653	$(1)	12,374
2011		26,936	26,055	26,022	26,060	26,037	26,029	26,023	(4)	12,041
2012			25,752	26,459	26,189	25,914	25,842	25,841	(8)	11,301
2013				23,375	25,214	25,292	24,709	24,703	(12)	11,072
2014					29,240	27,424	25,806	25,588	(202)	11,555
2015						21,247	18,592	18,673	(88)	10,324
2016							12,270	12,921	(299)	8,750
2017								15,301	(495)	10,182
Total (A)								$173,703

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$25,583	$24,873	$24,725	$24,701	$24,681	$24,665	$24,661	$24,654
2011		28,274	26,269	26,106	26,056	26,037	26,033	26,027
2012			23,760	26,651	26,172	25,914	25,854	25,850
2013				22,651	25,088	24,549	24,725	24,716
2014					24,528	26,165	25,772	25,427
2015						19,080	18,797	18,750
2016							12,579	13,147
2017								15,438
Total (B)								$174,009
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								—
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$(306)

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Reciprocal Exchanges - auto physical damage	98.9%	2.9%	(1.2)%	(0.4)%	(0.1)%	—%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - homeowners & other property:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,								December 31, 2017
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$38,125	$37,831	$37,161	$36,347	$36,691	$35,788	$35,723	$35,639	$22	5,049
2011		38,470	28,869	28,511	28,209	27,954	27,950	28,002	7	6,640
2012			25,289	20,625	21,184	19,971	20,403	20,876	79	8,421
2013				22,638	21,232	20,132	20,309	20,615	151	3,145
2014					27,706	24,846	25,625	26,614	290	4,222
2015						30,081	21,031	21,527	625	5,431
2016							36,838	35,274	1,176	4,714
2017								48,222	6,413	8,162
Total (A)								$236,769

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)
2010	$23,881	$31,051	$32,488	$34,587	$35,265	$35,428	$35,388	$35,497
2011		21,474	24,997	25,799	26,700	27,661	27,656	27,692
2012			11,087	18,021	19,367	19,847	19,961	20,668
2013				11,277	17,435	18,107	19,104	19,653
2014					15,344	22,834	23,820	25,230
2015						12,979	18,518	19,834
2016							20,978	30,615
2017								33,166
Total (B)								$212,355
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)								641
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)								$25,055

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
	(unaudited)
Reciprocal Exchanges - homeowners & other property	63.1%	24.6%	4.3%	4.5%	2.2%	1.0%	—%	0.3%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense reserves is as follows:

December 31, 2017
Net outstanding liabilities:
Property and Casualty - Auto Liability	$885,605
Property and Casualty - Auto Physical Damage	66,479
Property and Casualty - Homeowners and Other Property	190,118
Accident and Health (excluding DE captive subsidiaries)(1)	209,272
Accident and Health - DE captive subsidiaries(1)	58
Reciprocal Exchanges (excluding commercial book) - Auto Liability	53,723
Reciprocal Exchanges (excluding commercial book) - Auto Physical Damage	(306)
Reciprocal Exchanges (excluding commercial book) - Homeowners and Other Property	25,055
Reciprocal Exchanges - commercial book(2)	1,595
Reciprocal Exchanges - Fair Plans (3)	155
Net reserve for claims and allocated claim adjustment expenses	$1,431,754

Reinsurance recoverable:(4)
Property and Casualty - Auto Liability	$860,302
Property and Casualty - Auto Physical Damage	19,961
Property and Casualty - Homeowners and Other Property	187,234
Accident and Health (excluding DE captive subsidiaries)(1)	9,462
Reciprocal Exchanges (excluding commercial book) - Auto Liability	22,976
Reciprocal Exchanges (excluding commercial book) - Auto Physical Damage	(91)
Reciprocal Exchanges (excluding commercial book) - Homeowners and Other Property	25,904
Reciprocal Exchanges - commercial book(2)	1,165
Reinsurance recoverable on unpaid claims and allocated claim adjustment expenses	$1,126,913

Insurance lines other than short-duration	25,969
Unallocated claims adjustment expenses (“ULAE”)(5)	78,921
Subtotal	$104,890

Gross reserve for claims and claim adjustment expenses	$2,663,557

(1) The development tables above for the Accident and Health segment exclude the Company’s Delaware captive subsidiaries (“DE captive subsidiaries”) due to impracticability of obtaining complete historical information. The DE captive subsidiaries were acquired by the Company in 2012.
(2) The development tables above for the Reciprocal Exchanges segment exclude a small commercial book of business in runoff previously underwritten by Mountain Valley Indemnity Company (“MVIC”).
(3) The Fair Access to Insurance Requirements (Fair) Plan (“Fair Plan”) is a state-mandated program that provides fair access to insurance for individuals who are having trouble insuring their property due to the fact that insurers consider them high risk.
(4) Reinsurance recoverable on unpaid losses for Property and Casualty primarily include $661,562 from MCCA and $118,701 from NCRF. See Note 12, “Reinsurance” for additional information.
(5) Unallocated claims adjustment expense includes $2,830 which can be recoverable under the Company’s reinsurance contracts.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows:

	2017 - Current Accident Year Incurred				2017 - Current Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$2,172,506	$327,289	$118,938	$2,618,733	$1,364,011	$166,669	$81,371	$1,612,051
Development tables	1,932,822	278,894	89,737	2,301,453	1,184,225	134,950	57,715	1,376,890
Variance	$239,684	$48,395	$29,201	$317,280	$179,786	31,719	$23,656	$235,161

Unallocated claims adjustment expenses	$239,684	$7,921	$27,630	$275,235	$179,786	$5,739	$22,126	$207,651
DE captive subsidiaries	—	483	—	483	—	443	—	443
Long-duration contracts	—	35,289	—	35,289	—	18,797	—	18,797
Effect of foreign exchange rates	—	4,702	—	4,702	—	6,740	—	6,740
MVIC small commercial book	—	—	(540)	(540)	—	—	—	—
Fair Plan	—	—	—	—	—	—	(581)	(581)
Change from data valuation to close	—	—	2,111	2,111	—	—	2,111	2,111
Variance	$239,684	$48,395	$29,201	$317,280	$179,786	$31,719	$23,656	$235,161

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the prior accident year is as follows:

	2017 - Prior Accident Year Incurred				2017 - Prior Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$15,273	$(8,826)	$902	$7,349	$729,431	$107,992	$42,407	$879,830
Development tables	16,291	11,503	5,885	33,679	685,629	103,940	41,962	831,531
Variance	$(1,018)	$(20,329)	$(4,983)	$(26,330)	$43,802	4,052	$445	$48,299

Unallocated claims adjustment expenses	$(94)	$9	$(4,631)	$(4,716)	$42,172	$1,729	$491	$44,392
Accident years prior to 2010	(924)	(1,457)	531	(1,850)	1,630	618	1,280	3,528
DE captive subsidiaries	—	(970)	—	(970)	—	4,937	—	4,937
Long-duration contracts	—	(4,374)	—	(4,374)	—	5,550	—	5,550
Effect of foreign exchange rates	—	(13,537)	—	(13,537)	—	(8,782)	—	(8,782)
MVIC small commercial book	—	—	492	492	—	—	141	141
Fair Plan	—	—	340	340	—	—	279	279
Change from data valuation to close	—	—	(1,715)	(1,715)	—	—	(1,746)	(1,746)
Variance	$(1,018)	$(20,329)	$(4,983)	$(26,330)	$43,802	$4,052	$445	$48,299

The $16,291 of unfavorable prior year development for Property and Casualty on a combined basis for the incurred development tables relates to Loss and Allocated Claims Adjustment Expenses (“ALAE”), which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $1,018 in total attributable to liabilities excluded from the incurred development tables resulted in total P&C Loss and LAE unfavorable prior year development of $15,273 shown in the reserve rollforward table.

The $11,503 of unfavorable prior year development for Accident and Health shown in the incurred development table relates to Loss and ALAE, which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

table shows prior year development for Loss and LAE, which includes prior year development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $20,329 in total attributable to liabilities excluded from the incurred development table resulted in total Accident and Health Loss and LAE favorable prior year development of $8,826 shown in the reserve rollforward table.

The $5,885 of unfavorable prior year development for the Reciprocal Exchanges on a combined basis for the incurred development tables relates to Loss and ALAE, which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $4,983 in total attributable to liabilities excluded from the incurred development tables resulted in total Reciprocal Exchanges Loss and LAE unfavorable prior year development of $902 shown in the reserve rollforward table.

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

The Company’s internal actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating its loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. The Company generally uses a combination of actuarial factors and subjective assumptions in the development of up to seven of the following actuarial methodologies:

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

12. Reinsurance

The Company’s insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various affiliated and third-party’s reinsurance companies. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time it enters into the Company’s reinsurance agreements. The Company also enters reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	December 31,
	2017		2016
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$134,246	$1,129,743	$217,522	$880,797
Unearned premiums	45,182	517,122	166,339	156,970

The following is a summary of effects of reinsurance on premiums and losses:

	Year Ended December 31,
	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Premium:
Direct	$4,637,911	$4,233,184	$2,964,188	$2,718,103	$2,235,272	$2,053,176
Assumed	118,074	239,230	536,710	687,829	354,772	454,851
Total Gross Premium	4,755,985	4,472,414	3,500,898	3,405,932	2,590,044	2,508,027
Ceded	(1,178,390)	(818,238)	(428,202)	(410,761)	(403,502)	(377,921)
Net Premium	$3,577,595	$3,654,176	$3,072,696	$2,995,171	$2,186,542	$2,130,106

	Year Ended December 31,
	2017		2016		2015
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$128,418	$790,524	$409,046	$463,603	$283,568	$254,924

Quota Share Agreements

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

Catastrophe Reinsurance

As of May 1, 2017, the Company’s reinsurance property catastrophe excess of loss program went into effect protecting the Company against catastrophic events and other large losses. The property catastrophe program provides a total of $575,000 in coverage in excess of a $70,000 retention, with one reinstatement. Effective July 1, 2017, the casualty program provides $45,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $375,000 in coverage in excess of a $20,000 retention, with one reinstatement.

Industry Pools and Facilities

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

MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $545 in the first half of 2017 and $555 until June 30, 2019. Insurers are reimbursed for their covered losses in excess of this threshold. All automobile insurers doing business in Michigan are required to participate in MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Reinsurance recoverables from MCCA are as follows:

	December 31,
	2017	2016
Reinsurance recoverable on paid losses	$7,948	$7,969
Reinsurance recoverable on unpaid losses	661,562	663,943

The following is a summary of premiums and losses ceded to MCCA:

	Year Ended December 31,
	2017	2016	2015
Ceded earned premiums	$9,323	$9,404	$12,146
Ceded Loss and LAE	14,304	26,510	15,482

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

Reinsurance recoverables from NCRF are as follows:

	December 31,
	2017	2016
Reinsurance recoverable on paid losses	$34,698	$29,274
Reinsurance recoverable on unpaid losses	118,701	100,470

The following is a summary of premiums and losses ceded to NCRF:

	Year Ended December 31,
	2017	2016	2015
Ceded earned premiums	$190,809	$165,491	$158,613
Ceded Loss and LAE	186,051	173,926	144,350

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company believes that it is unlikely to incur any material loss as a result of non-payment of amounts owed to the Company by MCCA and NCRF because (i) the payment obligations are extended over many years, resulting in relatively small current payment obligations, (ii) both MCCA and NCRF are supported by assessments permitted by statute, and (iii) the Company has not historically incurred losses as a result of non-payment. Because MCCA and NCRF are supported by assessments permitted by statute, and there have been no significant and uncollectible balances from MCCA and NCRF, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these entities.

The Company has a concentration of credit risk associated with its reinsurance recoverables and premiums ceded to reinsurers. The following tables present information for each reinsurer by reinsurance recoverable, prepaid reinsurance and funds held balances:

		Recoverable on
December 31, 2017	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR	$661,562	$7,948	$3,948	$—	$673,458
NCRF	NR	118,701	34,698	78,105	—	231,504
Hannover Ruck SE	A+	97,208	40,725	169,704	(180,222)	127,415
Related Parties	Various	12,536	4,704	—	(47)	17,193
Other reinsurers' balances - each less than 5% of total	A- or higher	239,736	76,347	265,365	(6,695)	574,753
Total		$1,129,743	$164,422	$517,122	$(186,964)	$1,624,323
NGHC		$1,077,335	$122,626	$416,142	$(186,942)	$1,429,161
Reciprocal Exchanges		52,408	41,796	100,980	(22)	195,162
Total		$1,129,743	$164,422	$517,122	$(186,964)	$1,624,323

		Recoverable on
December 31, 2016	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR	$663,943	$7,969	$3,911	$—	$675,823
NCRF	NR	100,470	29,274	52,726	—	182,470
Related Parties	Various	26,782	10,264	—	(2)	37,044
Other reinsurers' balances - each less than 5% of total	A- or higher	89,602	19,932	100,333	(4,984)	204,883
Total		$880,797	$67,439	$156,970	$(4,986)	$1,100,220
NGHC		$838,605	$53,659	$87,285	$(4,964)	$974,585
Reciprocal Exchanges		42,192	13,780	69,685	(22)	125,635
Total		$880,797	$67,439	$156,970	$(4,986)	$1,100,220

Funds held for reinsurers are recorded within reinsurance payable in the Company’s consolidated balance sheets. Additionally, collateral is available to the Company in the form of letters of credit and trust agreements in the amounts of $93,176 and $55,844, as of December 31, 2017 and 2016, respectively. See Note 16, “Related Party Transactions” for additional information about reinsurance agreements with related parties.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2017	2016
Accounts payable related to commissions	$59,052	$59,609
Accrued expenses related to employees	47,423	43,468
Information technology payable	30,387	24,417
Payable to carrier	16,988	38,839
Dividends payable	12,143	12,101
Escheats payable	11,528	12,887
Premiums payable	5,789	11,385
Marketing accruals	5,466	4,065
Interest payable	4,186	8,144
Investments payable	2,526	20,936
Other	96,295	72,788
Subtotal	$291,783	$308,639

Related Parties:
Information technology payable	$133,768	$11,600
License fee payable	—	13,601
Other	6,330	4,070
Subtotal	$140,098	$29,271
Total	$431,881	$337,910
NGHC	$423,054	$331,129
Reciprocal Exchanges	8,827	6,781
Total	$431,881	$337,910

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Income Taxes

The Company files a consolidated Federal income tax return. The Reciprocal Exchanges are not included in the Company’s consolidated tax return as the Company does not have an ownership interest in the Reciprocal Exchanges, and they are not a part of the consolidated tax sharing agreement among the Company and its subsidiaries.

Federal income tax expense consisted of the following:

	Year Ended December 31,
	2017			2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Current expense (benefit)
Federal	$13,876	$2,840	$16,716	$61,893	$857	$62,750	$52,238	$(1,059)	$51,179
Foreign	2,057	—	2,057	5,119	—	5,119	—	—	—
Total current tax expense (benefit)	$15,933	$2,840	$18,773	$67,012	$857	$67,869	$52,238	$(1,059)	$51,179
Deferred tax expense (benefit)
Federal	$59,304	$(8,485)	$50,819	$(4,195)	$(10,648)	$(14,843)	$(3,019)	$(4,890)	$(7,909)
Foreign	(8,319)	—	(8,319)	(19,028)	—	(19,028)	(27,094)	—	(27,094)
Total deferred tax expense (benefit)	$50,985	$(8,485)	$42,500	$(23,223)	$(10,648)	$(33,871)	$(30,113)	$(4,890)	$(35,003)
Provision (benefit) for income taxes	$66,918	$(5,645)	$61,273	$43,789	$(9,791)	$33,998	$22,125	$(5,949)	$16,176

The domestic and foreign components of income before taxes and earnings of equity method investments are as follows:

	Year Ended December 31,
	2017			2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Domestic	$230,628	$(9,282)	$221,346	$185,771	$10,764	$196,535	$225,272	$7,944	$233,216
Foreign	(49,070)	—	(49,070)	18,236	—	18,236	(69,370)	—	(69,370)
Income (loss)	$181,558	$(9,282)	$172,276	$204,007	$10,764	$214,771	$155,902	$7,944	$163,846

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “TCJA”). The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and revises the tax treatment of certain items for property and casualty insurers. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the TCJA; however, under the SEC guidance, Staff Accounting Bulletin No. 118 (“SAB 118”), in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional expense (benefit) of $25,783 for NGHC and $(5,194) for the Reciprocal Exchanges. These amounts are primarily related to the restatement of deferred taxes from 35% to the newly enacted 2018 rate of 21%, and are included as a component of income tax expense from continuing operations. In all cases, the Company will continue to make and refine calculations as additional analysis is completed.

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax liability are presented below based upon the 2018 enacted rate of 21%.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tax effects of temporary differences that give rise to the net deferred tax asset or liability are presented below:

	December 31,
	2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Deferred tax assets:
Accrued expenses	$8,195	$5,249	$13,444	$36,518	$13,216	$49,734
Unearned premiums and other revenue	60,298	4,279	64,577	104,955	6,659	111,614
Bad debt	3,887	33	3,920	6,228	366	6,594
Depreciation	3,878	53	3,931	6,083	—	6,083
Contingent commissions	690	—	690	12,547	—	12,547
Loss reserve discount	10,509	953	11,462	11,782	1,396	13,178
Net operating loss carryforwards	13,607	3,905	17,512	22,833	5,655	28,488
Capital loss carryforwards	4,037	190	4,227	2,401	—	2,401
Special estimated tax payments	1,244	—	1,244	2,072	—	2,072
Impairments	783	—	783	16,313	—	16,313
Goodwill	—	—	—	1,701	—	1,701
Foreign translation	2,076	—	2,076	1,249	—	1,249
Stock-based compensation	3,396	—	3,396	4,171	—	4,171
Other	23,847	1,062	24,909	20,488	611	21,099
Gross deferred tax assets	136,447	15,724	152,171	249,341	27,903	277,244
Less: Valuation allowance	—	(5,410)	(5,410)	—	(7,135)	(7,135)
Total deferred tax assets	136,447	10,314	146,761	249,341	20,768	270,109
Deferred tax liabilities:
Deferred acquisition costs	43,311	4,376	47,687	65,943	10,555	76,498
Investments	503	—	503	—	353	353
Intangible assets	46,103	914	47,017	91,336	3,748	95,084
Loss reserve discount earnout	3,649	313	3,962	—	—	—
Goodwill	1,893	—	1,893	—	—	—
Premises and equipment	2,040	—	2,040	4,520	—	4,520
Statutory equalization reserves	—	—	—	8,319	—	8,319
Unrealized capital gains	—	91	91	7,438	1,865	9,303
Surplus note interest	—	13,003	13,003	—	22,575	22,575
Other	274	—	274	433	767	1,200
Gross deferred tax liabilities	97,773	18,697	116,470	177,989	39,863	217,852
Deferred tax asset	$38,674	$—	$38,674	$71,352	$—	$71,352
Deferred tax liability	$—	$(8,383)	$(8,383)	$—	$(19,095)	$(19,095)

Excluding the Reciprocal Exchanges, there were no deferred tax asset valuation allowances at December 31, 2017 and 2016. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

For the Reciprocal Exchanges, the Company had a partial valuation allowance against the net deferred tax assets as of December 31, 2017 and 2016, respectively, and no tax benefit from consolidated pre-tax losses generated for the years ended December 31, 2017 and 2016, was recognized. For the year ended December 31, 2017, for the New Jersey Skylands Insurance Association consolidated group (“NJSIA”), negative evidence in the form of a multi-year history of net operating losses for tax purposes plus expected break-even or minimal taxable income in future years supported the determination that the realized net deferred tax asset should be fully reserved. For NJSIA, at December 31, 2017, in considering the need for the full valuation allowance, the Company concluded that retaining a deferred tax liability of $954 associated with the indefinite long-lived surplus

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

note intangibles was appropriate considering this liability cannot be used to offset the Company’s net deferred tax asset when determining the amount of valuation allowance required.

Under the Tax Cut and Jobs Act, undistributed Post-1986 earnings and profits (“E&P”) previously deferred from U.S. income taxes are subject to a one-time transition tax. Based on an initial review, the Company cannot reasonably estimate its one-time transitional tax liability at December 31, 2017. As provided under SAB 118, the Company will disclose an estimate in a period where it can reasonably calculate its post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amount held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

Excluding the Reciprocal Exchanges, the Company had net operating carryforwards of $64,795, $65,237 and $9,453 available for tax purposes for the years ended December 31, 2017, 2016 and 2015, respectively. The net operating loss carryforwards expire between December 31, 2029 and December 31, 2036.

Total income tax expense is different from the amount determined by multiplying earnings before income taxes by the statutory Federal tax rate of 35%. The reasons for such differences are as follows:

	Year Ended December 31, 2017
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income (loss) before provision for income taxes and earnings of equity method investments	$181,558	$(9,282)	$172,276
Tax rate	35%	35%	35%
Computed “expected” tax expense	$63,545	$(3,249)	$60,296	35.00%
Tax effects resulting from:
Tax-exempt interest	(2,634)	(110)	(2,744)	(1.59)
Exempt foreign income	(4,940)	—	(4,940)	(2.87)
Equity method income	(3,078)	—	(3,078)	(1.79)
Goodwill impairment	1,709	—	1,709	0.99
Statutory equalization reserves	(8,319)	—	(8,319)	(4.83)
Change in valuation allowance	—	1,255	1,255	0.73
Deferred tax impairment due to 2017 tax reform	25,783	(5,194)	20,589	11.95
Other permanent items	(5,148)	1,653	(3,495)	(2.03)
Provision (benefit) for income taxes	$66,918	$(5,645)	$61,273	35.56%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2016
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and earnings of equity method investments	$204,007	$10,764	$214,771
Tax rate	35%	35%	35%
Computed “expected” tax expense	$71,402	$3,767	$75,169	35.00%
Tax effects resulting from:
Tax-exempt interest	(3,212)	(149)	(3,361)	(1.56)
Exempt foreign income	(13,416)	—	(13,416)	(6.25)
Equity method income	5,460	—	5,460	2.54
Goodwill impairment	1,023	—	1,023	0.48
Statutory equalization reserves	(5,898)	—	(5,898)	(2.75)
State tax	4,824	—	4,824	2.25
Change in valuation allowance	—	(13,403)	(13,403)	(6.24)
Bargain purchase gain	(8,508)	—	(8,508)	(3.96)
Other permanent items	(7,886)	(6)	(7,892)	(3.68)
Provision (benefit) for income taxes	$43,789	$(9,791)	$33,998	15.83%

	Year Ended December 31, 2015
	NGHC	Reciprocal Exchanges	Total	Tax Rate
Income before provision for income taxes and earnings of equity method investments	$155,902	$7,944	$163,846
Tax rate	35%	35%	35%
Computed “expected” tax expense	$54,566	$2,780	$57,346	35.00%
Tax effects resulting from:
Tax-exempt interest	(1,354)	(165)	(1,519)	(0.93)
Exempt foreign income	(11,393)	—	(11,393)	(6.95)
Equity method income	1,206	—	1,206	0.74
Goodwill impairment	6,113	—	6,113	3.73
Statutory equalization reserves	(27,094)	—	(27,094)	(16.54)
State tax	1,754	—	1,754	1.07
Change in valuation allowance	—	(4,025)	(4,025)	(2.46)
Other permanent items	(1,673)	(4,539)	(6,212)	(3.79)
Provision (benefit) for income taxes	$22,125	$(5,949)	$16,176	9.87%

As permitted by ASC 740, “Income Taxes,” the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2017 and 2016. No interest or penalties have been recorded by the Company for the years ended December 31, 2017, 2016 and 2015. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are currently under audit by the IRS for the year ended December 31, 2014, and open to years thereafter for federal tax purposes. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2013 forward, depending on jurisdiction.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

15. Debt

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance was approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the years ended December 31, 2017, 2016 and 2015, was $7,454, $7,625 and $2,967, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2017.

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

The Company also issued an additional $100,000 aggregate principal amount of the Company’s 6.75% Notes to certain purchasers in a private placement. The additional 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The additional 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. The net proceeds the Company received from the issuance was approximately $98,850, after deducting the estimated issuance expenses payable by the Company. The additional 6.75% Notes were issued under the same indenture as the original 6.75% Notes. Interest expense on the 6.75% Notes, including the additional issuance, for the years ended December 31, 2017, 2016 and 2015, was $23,688, $23,625 and $18,428, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2017.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

$30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the years ended December 31, 2017 and 2016 was $3,768 and $546, respectively.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the years ended December 31, 2017, 2016 and 2015 was $265, $240 and $220, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, is the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the SPCIC Surplus Notes for the years ended December 31, 2017 and 2016 was $217 and $51, respectively.

Revolving Credit Agreement

On January 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $225,000 base revolving credit facility with a letter of credit sublimit of $112,500 and an expansion feature not to exceed $50,000. As of December 31, 2017, the Credit Agreement has been expanded to $245,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of December 31, 2017).

As of December 31, 2017, there was $190,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of December 31, 2017 was 3.77%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

years ended December 31, 2017 and 2016 was $4,229 and $945, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2017.

Century-National Promissory Note

In 2016, in connection with the closing of the Company’s acquisition of all of the issued and outstanding shares of capital stock of Century-National and Western General, the Company issued a promissory note (“Century-National Promissory Note”) in the amount of $172,794 to the seller to fund a portion of the purchase price for the acquisition. The Century-National Promissory Note was unsecured and had a two-year term. Principal on the Century-National Promissory Note was payable in two equal installments of approximately $86,397 on June 1, 2017 and 2018, respectively. Interest on the outstanding principal balance of the Century-National Promissory Note accrued at an annual rate of 4.4% and was payable in arrears on each of the two payment dates. During 2017, the Company prepaid the Century-National Promissory Note in the amount of $182,099, including accrued interest of $9,305. Interest expense on the Century-National Promissory Note for the years ended December 31, 2017 and 2016 was $4,689 and $4,615, respectively.

Maturities of the Company’s debt for the five years subsequent to December 31, 2017 are as follows:

December 31,	2018	2019	2020	2021	2022	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	72,168	72,168
Imperial Surplus Notes	—	—	—	—	—	5,000	5,000
SPCIC Surplus Notes	—	—	—	—	—	4,000	4,000
Credit Agreement	—	—	190,000	—	—	—	190,000
Total principal amount of debt	$—	$—	$190,000	$—	$—	$531,168	$721,168
Less: Unamortized debt issuance costs and unamortized discount							(7,458)
Carrying amount of debt							$713,710

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an Asset Management Agreement among the Company and AmTrust, the Company pays AmTrust a fee for managing the Company’s investment portfolio. AmTrust provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The amounts charged for such expenses were $4,716, $3,436 and $2,384 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, there was a payable to AmTrust related to these services in the amount of $1,208 and $926, respectively.

Master Services Agreement

Pursuant to a master services agreement among the Company and AmTrust, AmTrust provided the Company information technology development services in connection with the development and licensing of a policy management system (“the System”). AmTrust received a license fee of 1.25% of gross premium written by the Company and its affiliates written on the system plus the costs for development and support services. The Company was obligated to pay a licensing fee for use of the System until 2023. In addition, AmTrust provides printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies processed on the System. AmTrust also provides the Company services in managing the premium receipts from its lockbox facilities based on actual volume and actual cost. The Company recorded expenses related to this agreement of $41,540, $51,446 and $36,742 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, there was a payable related to the services received under this agreement in the amount of $3,682 and $27,693, respectively.

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

Use of the Company Aircraft

In 2017, the Company entered into a time share agreement with AmTrust for the use of the Company’s plane. AmTrust utilized the plane during the year ended December 31, 2017 and paid the Company $30 for the time share.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amounts related to this reinsurance treaty are as follows:

		December 31,
		2017	2016
Reinsurance Recoverable		$1,552	$1,083
Commission Receivable		174	139
Reinsurance Payable		670	533

	Year Ended December 31,
	2017	2016	2015
Ceded Premiums	$2,524	$2,184	$1,504
Ceding Commission Income	882	443	470
Ceded Losses and LAE	1,659	1,293	814

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $15,688 and $2,938 at December 31, 2017 and 2016, respectively. The net recovery under the agreement was $3,356, $13,271 and $8,104 during 2017, 2016 and 2015, respectively.

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden held assets in trust in the amount of $6,530 and $13,834, respectively, as of December 31, 2017 and $801 and $13,298, respectively, as of December 31, 2016.

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

As of December 31, 2017 and 2016 there was a receivable related to the ACP Re Credit Agreement of $126,173 and $125,000, respectively. The Company recorded interest income of $4,654, $7,593 and $8,701 for the years ended December 31, 2017, 2016 and 2015, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of the Company’s reserve position based on collateral levels maintained. Management determined no reserve was needed for the carrying value of the loan at December 31, 2017 and 2016.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $783 in rent for the year ended December 31, 2017.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $297 in rent for the year ended December 31, 2017.

Use of the Company Aircraft

In April 2017, the Company and Barry Karfunkel, President and Chief Executive Officer of the Company, entered into a time sharing agreement for the use of the Company’s plane. During the year ended December 31, 2017, Mr. Barry Karfunkel reimbursed the Company $93 for his personal use of the company-owned aircraft.

17. Commitments and Contingencies

Lease Commitments

The Company has various lease agreements for office space, store fronts and equipment. The Company is obligated under leases for office space and store fronts expiring at various dates through 2029. The office space and store fronts lease expense for the years ended December 31, 2017, 2016 and 2015 was $35,435, $24,772 and $14,310, respectively. The Company’s future minimum lease payments as of December 31, 2017, for each of the next five years and thereafter are as follows:

December 31,	Operating Leases	Capital Leases	Total
2018	$32,165	$8,361	$40,526
2019	29,837	8,660	38,497
2020	23,856	8,974	32,830
2021	17,869	4,632	22,501
2022	14,328	620	14,948
Thereafter	45,646	1,300	46,946
Total	$163,701	$32,547	$196,248

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

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for bonuses, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next three years are as follows:

December 31,
2018	$5,795
2019	1,436
2020	29
Total	$7,260

18. Stockholders’ Equity

Preferred Stock

In 2016, the Company completed a public offering of 8,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year. Dividends on the Series C Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series C Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series C Preferred Stock are declared for any future dividend payment. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to July 15, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued.

In 2015, the Company completed a public offering of 6,600,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year. Dividends on the Series B Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series B Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series B Preferred Stock are declared for any future dividend payment. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

April 15, 2020. After that date, the Company may redeem at its option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. A total of 6,600,000 depositary shares (equivalent to 165,000 shares of Series B Preferred Stock) were issued.

In 2014, the Company completed a public offering of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, Series A, $0.01 par value per share (the “Series A Preferred Stock”). Dividends will be payable on the liquidation preference amount of $25 per share, on a non-cumulative basis, when, as and if declared by the Board of Directors, quarterly in arrears on the 15th day of January, April, July and October of each year at an annual rate of 7.50%. Dividends on the Series A Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend payment. The Series A Preferred Stock is not redeemable prior to July 15, 2019. After that date, the Company may redeem at its option, in whole or in part, the Series A Preferred Stock at a redemption price of $25 per share, plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period.

19. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $8,049, $5,251 and $3,729 for the years ended December 31, 2017, 2016 and 2015, respectively.

20. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to: (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements; (3) certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted; (4) limitation on net deferred tax assets created by the tax effects of temporary differences; (5) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (6) fixed maturity portfolios that are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Risk-Based Capital

Insurance companies in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of statutory capital and surplus maintained by an insurance company is to be determined on asset risk, underwriting risk and other risk factors. As of December 31, 2017 and 2016, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the U.S. exceeded the RBC requirements.

National General Re Ltd., the Company’s foreign reinsurance subsidiary, is a Class 3A insurer. As a result, the revised regulations require that the available statutory capital and surplus be equal to or exceed the value of both its Minimum Margin of Solvency (“MMS”) and the Enhanced Capital Requirement (“ECR”). The capital and solvency return will be filed with the Bermuda monetary authority on April 30, 2018 and the ECR based on the economic balance sheet will not be available until this filing is completed. The capital and surplus requirement is based on the statutory capital MMS prior to the ECR and the 25% of ECR

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

criteria being calculated. The required MMS on this basis was $316,548 and $168,913 as of December 31, 2017 and 2016, respectively.

Statutory Financial Data

The following table presents the statutory capital and surplus for the Company’s property and casualty, and life insurance companies in accordance with SAP:

	December 31,
Statutory capital and surplus	2017	2016
Property and Casualty Insurance Companies:
Domestic	$1,329,301	$1,243,299
Foreign	686,784	710,946
Total	$2,016,085	$1,954,245
Life Insurance Companies:
Domestic	$36,326	$27,163
Foreign	60,650	65,106
Total	$96,976	$92,269

The following table presents the statutory net income (loss) for the Company’s property and casualty, and life insurance companies in accordance with SAP:

	Year Ended December 31,
Statutory net income (loss)	2017	2016	2015
Property and Casualty Insurance Companies:
Domestic	$190,590	$67,831	$(5,757)
Foreign	(133,757)	6,470	154,122
Total (1)	$56,833	$74,301	$148,365
Life Insurance Companies:
Domestic	$10,148	$6,259	$893
Foreign	(19,456)	3,414	8,271
Total (1)	$(9,308)	$9,673	$9,164
(1) In 2016 the Company acquired seven domestic property and casualty insurance companies and one domestic life insurance company, the 2015 information is not presented for these companies.

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP. For the years ended December 31, 2017, 2016 and 2015, the Reciprocal Exchanges had combined SAP net income (loss) of $(1,904), $23,884 and $23,346, respectively. As of December 31, 2017 and 2016, the Reciprocal Exchanges had combined statutory capital and surplus of $125,222 and $149,288, respectively. The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2017 and 2016, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels. The Reciprocal Exchanges are not owned by the Company, but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company.

Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $387,620 and $397,125 as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, 2016 and 2015, there were $339,398, $29,500 and $23,751

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of dividends and return of capital paid by the Company’s insurance subsidiaries to their parent company or the Company, respectively.

21. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2017, 966,561 shares of Company’s common stock remained available for grants under the Plans.

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

The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs generally vest over a period of three or four years. RSUs are net share settled. Under net settlement procedures, upon each settlement date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of the Company’s common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities is reflected as a financing activity in the consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of RSUs are no longer considered outstanding on a diluted basis, thereby reducing the Company’s diluted shares used to calculate earnings per share. These shares are available for future issuance under the Plans.

A summary of the Company’s stock option awards is shown below:

	Shares Subject to Options Outstanding
December 31, 2017	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	3,583,670	$9.29
Exercised	(133,085)	9.46
Outstanding at end of year	3,450,585	$9.37	5.0	$35,450
Exercisable at end of year	3,406,835	$9.26	4.9	$35,361
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $19.64, as reported on the Nasdaq Global Select Market on December 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

No options were granted, forfeited or expired during the year ended December 31, 2017. The total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $1,782, $6,533 and $7,973, respectively. The total fair value of stock options vested for the years ended December 31, 2017, 2016 and 2015 was $501, $1,847 and $2,647, respectively.

A summary of the Company’s RSUs is shown below:

	RSUs
December 31, 2017	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	567,972	$16.64
Granted	514,021	24.06
Vested	(214,724)	17.05
Forfeited	(21,810)	18.23
Non-vested at end of year	845,459	$21.83

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2017, 2016 and 2015 was $24.06, $20.11 and $20.34, respectively. The total fair value of the RSUs vested for the years ended December 31, 2017, 2016 and 2015 was $3,661, $1,714 and $437, respectively.

Compensation expense, included in general and administrative, for all share-based compensation plans was $8,324, $8,221 and $5,937 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had approximately $12,277 of unrecognized share-based compensation expense, of which $12,061 was related to RSUs and $216 to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

22. Earnings Per Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to NGHC	$105,845	$175,706	$137,088
Less: Dividends on preferred stock	(31,500)	(24,333)	(14,025)
Net income attributable to NGHC common stockholders	$74,345	$151,373	$123,063
Denominator:
Weighted average number of common shares outstanding – basic	106,588,402	105,951,752	98,241,904
Potentially dilutive securities:
Employee stock options	1,947,546	1,891,083	2,119,358
RSUs	216,314	435,483	362,674
Weighted average number of common shares outstanding – diluted	108,752,262	108,278,318	100,723,936

Basic earnings per share attributable to NGHC common stockholders	$0.70	$1.43	$1.25
Diluted earnings per share attributable to NGHC common stockholders	$0.68	$1.40	$1.22

Certain options and RSUs were excluded from the earnings per share calculation because the impact would have been anti-dilutive. These excluded options and RSUs were not material for the years ended December 31, 2017, 2016 and 2015.

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

The following tables summarize the results of operations of the Company’s operating segments:

	Year Ended December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$4,174,583	$581,402	$—	$4,755,985
Ceded premiums	(1,132,284)	(46,106)	—	(1,178,390)
Net premium written	3,042,299	535,296	—	3,577,595
Change in unearned premium	78,594	(2,013)	—	76,581
Net earned premium	3,120,893	533,283	—	3,654,176
Ceding commission income	115,443	1,013	—	116,456
Service and fee income	348,313	154,614	—	502,927
Total underwriting revenues	3,584,649	688,910	—	4,273,559
Underwriting expenses:
Loss and loss adjustment expense	2,307,619	318,463	—	2,626,082
Acquisition costs and other underwriting expenses	517,550	154,879	—	672,429
General and administrative expenses	741,499	171,497	—	912,996
Total underwriting expenses	3,566,668	644,839	—	4,211,507
Underwriting income	17,981	44,071	—	62,052
Net investment income	—	—	110,745	110,745
Net gains on investments	—	—	46,763	46,763
Other income (expense)	—	—	(198)	(198)
Losses of equity method investments	—	—	(8,795)	(8,795)
Interest expense	—	—	(47,086)	(47,086)
Provision for income taxes	—	—	(61,273)	(61,273)
Net loss attributable to non-controlling interest	—	—	3,637	3,637
Net income attributable to NGHC	$17,981	$44,071	$43,793	$105,845

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2016
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$3,036,888	$464,010	$—	$3,500,898
Ceded premiums	(382,860)	(45,342)	—	(428,202)
Net premium written	2,654,028	418,668	—	3,072,696
Change in unearned premium	(73,284)	(4,241)	—	(77,525)
Net earned premium	2,580,744	414,427	—	2,995,171
Ceding commission income	44,269	1,331	—	45,600
Service and fee income	241,881	138,936	—	380,817
Total underwriting revenues	2,866,894	554,694	—	3,421,588
Underwriting expenses:
Loss and loss adjustment expense	1,791,070	301,210	—	2,092,280
Acquisition costs and other underwriting expenses	394,277	102,730	—	497,007
General and administrative expenses	580,815	128,333	—	709,148
Total underwriting expenses	2,766,162	532,273	—	3,298,435
Underwriting income	100,732	22,421	—	123,153
Net investment income	—	—	99,586	99,586
Net gains on investments	—	—	7,904	7,904
Other income	—	—	24,308	24,308
Earnings of equity method investments	—	—	15,601	15,601
Interest expense	—	—	(40,180)	(40,180)
Provision for income taxes	—	—	(33,998)	(33,998)
Net (income) attributable to non-controlling interest	—	—	(20,668)	(20,668)
Net income attributable to NGHC	$100,732	$22,421	$52,553	$175,706

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2015
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,338,122	$251,922	$—	$2,590,044
Ceded premiums	(367,533)	(35,969)	—	(403,502)
Net premium written	1,970,589	215,953	—	2,186,542
Change in unearned premium	(51,784)	(4,652)	—	(56,436)
Net earned premium	1,918,805	211,301	—	2,130,106
Ceding commission income	42,699	1,091	—	43,790
Service and fee income	174,738	98,810	—	273,548
Total underwriting revenues	2,136,242	311,202	—	2,447,444
Underwriting expenses:
Loss and loss adjustment expense	1,313,690	171,630	—	1,485,320
Acquisition costs and other underwriting expenses	340,663	65,999	—	406,662
General and administrative expenses	344,865	82,111	—	426,976
Total underwriting expenses	1,999,218	319,740	—	2,318,958
Underwriting income (loss)	137,024	(8,538)	—	128,486
Net investment income	—	—	75,340	75,340
Net loss on investments	—	—	(11,095)	(11,095)
Earnings of equity method investments	—	—	3,443	3,443
Interest expense	—	—	(28,885)	(28,885)
Provision for income taxes	—	—	(16,176)	(16,176)
Net (income) attributable to non-controlling interest	—	—	(14,025)	(14,025)
Net income (loss) attributable to NGHC	$137,024	$(8,538)	$8,602	$137,088

The following tables summarize the financial position of the Company’s operating segments:

	December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,177,350	$117,000	$29,971	$1,324,321
Deferred acquisition costs	198,283	18,106	—	216,389
Reinsurance recoverable	1,284,325	9,840	—	1,294,165
Prepaid reinsurance premiums	517,122	—	—	517,122
Intangible assets, net and Goodwill	464,153	114,070	—	578,223
Prepaid and other assets	21,141	35,608	99,081	155,830
Corporate and other assets	—	—	4,353,693	4,353,693
Total assets	$3,662,374	$294,624	$4,482,745	$8,439,743

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2016
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$930,189	$149,387	$12,198	$1,091,774
Deferred acquisition costs	207,597	13,325	—	220,922
Reinsurance recoverable	937,303	10,933	—	948,236
Prepaid reinsurance premiums	156,970	—	—	156,970
Intangible assets, net and Goodwill	524,981	101,103	—	626,084
Prepaid and other assets	28,077	25,854	79,874	133,805
Corporate and other assets	—	—	4,060,237	4,060,237
Total assets	$2,785,117	$300,602	$4,152,309	$7,238,028

The following tables show an analysis of the Company’s premiums by geographical location:

	Year Ended December 31,
	2017			2016			2015
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$4,252,691	$383,773	$4,636,464	$3,156,393	$241,540	$3,397,933	$2,218,140	$283,582	$2,501,722
Gross premium written - Europe	119,521	—	119,521	102,965	—	102,965	88,322	—	88,322
Total	$4,372,212	$383,773	$4,755,985	$3,259,358	$241,540	$3,500,898	$2,306,462	$283,582	$2,590,044

Net premium written - North America	$3,282,425	$175,649	$3,458,074	$2,849,183	$120,548	$2,969,731	$1,972,129	$126,091	$2,098,220
Net premium written - Europe	119,521	—	119,521	102,965	—	102,965	88,322	—	88,322
Total	$3,401,946	$175,649	$3,577,595	$2,952,148	$120,548	$3,072,696	$2,060,451	$126,091	$2,186,542

Net earned premium - North America	$3,367,695	$169,871	$3,537,566	$2,787,244	$110,395	$2,897,639	$1,911,777	$134,709	$2,046,486
Net earned premium - Europe	116,610	—	116,610	97,532	—	97,532	83,620	—	83,620
Total	$3,484,305	$169,871	$3,654,176	$2,884,776	$110,395	$2,995,171	$1,995,397	$134,709	$2,130,106

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company’s premiums by product type:

	Year Ended December 31,
Gross Premium Written	2017	2016	2015
Property and Casualty
Personal Auto	$2,334,838	$1,548,365	$1,240,224
Homeowners	558,827	410,565	327,299
RV/Packaged	187,475	165,919	154,929
Small Business Auto	316,958	257,075	187,686
Lender-placed insurance	345,354	376,058	126,570
Other	47,358	37,366	17,832
Property and Casualty	$3,790,810	$2,795,348	$2,054,540
Accident and Health	581,402	464,010	251,922
NGHC Total	$4,372,212	$3,259,358	$2,306,462

Reciprocal Exchanges
Personal Auto	$132,844	$73,680	$88,494
Homeowners	247,460	161,510	187,424
Other	3,469	6,350	7,664
Reciprocal Exchanges Total	$383,773	$241,540	$283,582

Total	$4,755,985	$3,500,898	$2,590,044

	Year Ended December 31,
Net Premium Written	2017	2016	2015
Property and Casualty
Personal Auto	$1,824,932	$1,380,125	$1,070,852
Homeowners	275,013	369,810	309,775
RV/Packaged	185,993	165,025	153,501
Small Business Auto	246,072	234,101	170,720
Lender-placed insurance	313,124	363,896	125,693
Other	21,516	20,523	13,957
Property and Casualty	$2,866,650	$2,533,480	$1,844,498
Accident and Health	535,296	418,668	215,953
NGHC Total	$3,401,946	$2,952,148	$2,060,451

Reciprocal Exchanges
Personal Auto	$68,292	$44,661	$50,686
Homeowners	105,536	71,367	67,796
Other	1,821	4,520	7,609
Reciprocal Exchanges Total	$175,649	$120,548	$126,091

Total	$3,577,595	$3,072,696	$2,186,542

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Earned Premium	2017	2016	2015
Property and Casualty
Personal Auto	$1,828,304	$1,292,563	$1,054,529
Homeowners	349,709	353,228	286,920
RV/Packaged	175,888	158,256	150,290
Small Business Auto	251,576	217,919	154,565
Lender-placed insurance	321,995	422,645	123,274
Other	23,550	25,738	14,518
Property and Casualty	$2,951,022	$2,470,349	$1,784,096
Accident and Health	533,283	414,427	211,301
NGHC Total	$3,484,305	$2,884,776	$1,995,397

Reciprocal Exchanges
Personal Auto	$66,565	$42,225	$74,477
Homeowners	101,648	61,748	54,565
Other	1,658	6,422	5,667
Reciprocal Exchanges Total	$169,871	$110,395	$134,709

Total	$3,654,176	$2,995,171	$2,130,106

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

24. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly financial data:

	2017
	March 31,	June 30,	September 30,	December 31,
	(As adjusted)	(As adjusted)	(As adjusted)
Total revenues	$1,099,200	$1,149,608	$1,107,780	$1,074,281
Total expenses	1,060,267	1,123,033	1,028,352	1,046,941
Provision for income taxes	10,789	11,487	18,475	20,522
Earnings (losses) of equity method investments	2,654	(1,915)	(1,997)	(7,537)
Net income (loss)	30,798	13,173	58,956	(719)
Net income (loss) attributable to NGHC	36,923	13,332	57,645	(2,055)
Net income (loss) attributable to NGHC common stockholders	29,048	5,457	49,770	(9,930)
Basic earnings (loss) per common share	$0.27	$0.05	$0.47	$(0.09)
Diluted earnings (loss) per common share	$0.27	$0.05	$0.46	$(0.09)

	2016
	March 31,	June 30,	September 30,	December 31,
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Total revenues	$775,883	$846,110	$896,702	$1,034,691
Total expenses	707,613	781,187	859,681	990,134
Provision (benefit) for income taxes	17,218	13,686	7,975	(4,881)
Earnings of equity method investments	4,182	4,856	553	6,010
Net income	55,234	56,093	29,599	55,448
Net income attributable to NGHC	55,222	46,865	26,590	47,029
Net income attributable to NGHC common stockholders	51,097	42,740	18,382	39,154
Basic earnings per common share	$0.48	$0.40	$0.17	$0.37
Diluted earnings per common share	$0.47	$0.40	$0.17	$0.36

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2017	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$56,947	$57,682	$57,682
States, municipalities and political subdivisions	418,557	419,081	419,081
Foreign governments	55,575	58,254	58,254
Public utilities	30,075	30,388	30,388
All other corporate bonds (2)	2,579,071	2,574,493	2,574,493
Certificates of deposit	20,339	20,339	20,339
Total Fixed Maturities	3,160,564	3,160,237	3,160,237

Equity Securities:
Common stock:
Industrial, miscellaneous and all other	56,133	48,119	48,119
Nonredeemable preferred stocks	2,119	2,222	2,222
Total Equity Securities	58,252	50,341	50,341

Other Investments (3)	53,396	53,396	53,396
Other Short-term Investments (3)	38,266	38,266	38,266
Total Investments (other than investments in related parties)	$3,310,478	$3,302,240	$3,302,240

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)	Includes structured securities, residential and commercial mortgage-backed securities.

(3)	Approximates market value.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands, Except Shares and Par Value per Share)

	December 31,
	2017	2016
		(As adjusted)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost - $27,695 and $36,132)	$27,538	$36,717
Other investments	4,250	4,189
Equity investment in subsidiaries	2,471,989	2,520,335
Total investments	2,503,777	2,561,241
Cash and cash equivalents	4,029	23,609
Accrued investment income	228	234
Software, net	186,716	—
Prepaid and other assets	41,034	36,397
Total assets	$2,735,784	$2,621,481
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$149,817	$33,425
Debt	632,542	670,698
Total liabilities	$782,359	$704,123
Stockholders' equity:
Total stockholders' equity	$1,953,425	$1,917,358
Total liabilities and stockholders' equity	$2,735,784	$2,621,481

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
		(As adjusted)	(As adjusted)
Revenues:
Service and fee income	$9,256	$—	$—
Investment income	3,004	8,777	3,813
Net realized gain (loss) on investments	4,032	793	(534)
Equity in undistributed net income of subsidiaries and partially-owned companies	112,730	239,307	155,232
Total revenues	129,022	248,877	158,511
Expenses:
Interest expense	40,954	38,817	24,065
Other (income) expense, net	7,236	(4,246)	321
Total expenses	48,190	34,571	24,386
Income before provision (benefit) for income taxes	80,832	214,306	134,125
Provision (benefit) for income taxes	(21,376)	17,932	(16,988)
Net income	102,208	196,374	151,113
Less: Net (income) loss attributable to non-controlling interest	3,637	(20,668)	(14,025)
Net income attributable to NGHC	105,845	175,706	137,088
Dividends on preferred stock	(31,500)	(24,333)	(14,025)
Net income attributable to NGHC common stockholders	$74,345	$151,373	$123,063

Other comprehensive income (loss), net of tax:
Changes in:
Foreign currency translation adjustment, net of tax	$(5,490)	$1,460	$1,026
Net gain (loss) on investments	(17,218)	30,883	(44,596)
Other comprehensive income (loss), net of tax	(22,708)	32,343	(43,570)
Comprehensive income	79,500	228,717	107,543
Less: Comprehensive (income) loss attributable to non-controlling interest	6,758	(22,122)	(10,061)
Comprehensive income attributable to NGHC	$86,258	$206,595	$97,482

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
		(As adjusted)	(As adjusted)
Cash flows from operating activities:
Net income	$102,208	$196,374	$151,113
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,799	—	—
Net amortization of premium (discount) on fixed maturities	842	1,008	(296)
Stock-compensation expense	8,324	8,221	5,937
Other net realized (gain) loss on investments	(4,032)	(793)	534
Equity in undistributed net income of subsidiaries and partially-owned companies	(112,730)	(250,947)	(208,124)
Foreign currency translation adjustment	—	—	(139)
Changes in assets and liabilities:
Accrued interest	6	624	(111)
Other assets	(13,007)	(23,966)	(10,367)
Other liabilities	(6,057)	14,098	(31,417)
Net cash used in operating activities	(19,647)	(55,381)	(92,870)
Cash flows from investing activities:
Purchases of fixed maturities	(235,837)	(478,502)	(569,632)
Proceeds from sale of fixed maturities	250,102	672,323	355,576
Investment in subsidiaries	126,051	(297,164)	(275,598)
Purchase of other investments	—	—	(4,139)
Purchases of premises and equipment	(58,181)	—	—
Acquisition of subsidiaries, net of cash	(210)	—	—
Net cash provided by (used in) investing activities	81,925	(103,343)	(493,793)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	—	(52,484)	52,484
Proceeds from debt	140,000	50,000	195,400
Repayments of debt and return of capital	(172,794)	(150)	—
Issuances of common and preferred stock, net of fees	—	198,460	370,194
Dividends paid to common and preferred shareholders	(48,550)	(34,356)	(18,650)
Proceeds from exercise of stock options	1,259	5,140	2,595
Taxes paid related to net share settlement of equity awards	(1,773)	(919)	—
Net cash (used in) provided by financing activities	(81,858)	165,691	602,023
Net (decrease) increase in cash and cash equivalents	(19,580)	6,967	15,360
Cash and cash equivalents, beginning of the year	23,609	16,642	1,282
Cash and cash equivalents, end of the year	$4,029	$23,609	$16,642

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

2. Dividends

For information relating to cash dividends paid to the registrant or the Company by its consolidated subsidiaries and investees accounted for by the equity method, see Note 20, “Statutory Financial Data, Risk-Based Capital and Dividend Restrictions” in the notes to the Company’s consolidated financial statements.

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

	As of December 31,			Year Ended December 31,
Segment	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2017
Property and casualty	$198,283	$2,413,904	$1,886,359	$3,120,893	$—	$2,307,619	$487,740	$29,810	$3,042,299
Accident and health	18,106	249,653	37,226	533,283	—	318,463	22,149	132,730	535,296
Corporate and other	—	—	—	—	110,745	—	—	—	—
Total	$216,389	$2,663,557	$1,923,585	$3,654,176	$110,745	$2,626,082	$509,889	$162,540	$3,577,595

2016		(As adjusted)		(As adjusted)		(As adjusted)		(As adjusted)	(As adjusted)
Property and casualty	$207,597	$2,073,466	$1,613,213	$2,580,744	$—	$1,791,070	$365,802	$28,475	$2,654,028
Accident and health	13,325	200,400	22,412	414,427	—	301,210	45,199	57,531	418,668
Corporate and other	—	—	—	—	99,586	—	—	—	—
Total	$220,922	$2,273,866	$1,635,625	$2,995,171	$99,586	$2,092,280	$411,001	$86,006	$3,072,696

2015		(As adjusted)	(As adjusted)	(As adjusted)		(As adjusted)		(As adjusted)	(As adjusted)
Property and casualty	$153,767	$1,612,346	$1,172,220	$1,918,805	$—	$1,313,690	$302,126	$38,537	$1,970,589
Accident and health	6,764	150,229	19,983	211,301	—	171,630	31,857	34,142	215,953
Corporate and other	—	—	—	—	75,340	—	—	—	—
Total	$160,531	$1,762,575	$1,192,203	$2,130,106	$75,340	$1,485,320	$333,983	$72,679	$2,186,542

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Year Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2017
Earned Premiums	$4,233,184	$(818,238)	$239,230	$3,654,176	6.5%

2016	(As adjusted)			(As adjusted)	(As adjusted)
Earned Premiums	$2,718,103	$(410,761)	$687,829	$2,995,171	23.0%

2015	(As adjusted)			(As adjusted)	(As adjusted)
Earned Premiums	$2,053,176	$(377,921)	$454,851	$2,130,106	21.4%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Year Ended December 31,	Balance at beginning of the year	Charge (Benefit) to costs and expenses	Charge to other accounts	Additions (Deductions)	Balance at end of the year
2017
Allowance for uncollectible accounts	$16,219	$63,819	$—	$(61,492)	$18,546
Valuation allowance for deferred taxes	7,135	1,625	—	(3,350)	5,410
2016
Allowance for uncollectible accounts	$13,433	$35,356	$—	$(32,570)	$16,219
Valuation allowance for deferred taxes	17,295	(10,910)	—	750	7,135
2015
Allowance for uncollectible accounts	$9,728	$23,810	$—	$(20,105)	$13,433
Valuation allowance for deferred taxes	21,518	(4,223)	—	—	17,295

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2017	$2,618,733	$7,349	$2,491,881
	(As adjusted)		(As adjusted)
2016	$2,078,742	$13,538	$1,926,797
	(As adjusted)		(As adjusted)
2015	$1,469,636	$15,684	$1,379,656