Form 10-Q
period 2018-03-31
National General Holdings Corp.
filed 2018-05-07
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2018, the number of common shares of the registrant outstanding was 106,923,327.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $310,740 and $304,934)	$3,244,320	$3,139,889
Equity securities, at fair value	50,157	50,341
Short-term investments (Exchanges - $21,825 and $22,279)	39,969	38,266
Other investments (related parties - $241,801 and $347,548)	315,870	421,292
Total investments	3,650,316	3,649,788
Cash and cash equivalents (Exchanges - $5,880 and $5,442)	321,937	292,282
Restricted cash and cash equivalents (Exchanges - $674 and $609)	56,116	65,202
Accrued investment income (related parties - $1,174 and $2,334) (Exchanges - $2,229 and $1,805)	23,091	22,372
Premiums and other receivables, net (Exchanges - $49,581 and $56,792)	1,497,871	1,324,321
Deferred acquisition costs (Exchanges - $21,635 and $20,837)	233,600	216,389
Reinsurance recoverable (related parties - $11,399 and $15,688) (Exchanges - $107,250 and $94,204)	1,334,726	1,294,165
Prepaid reinsurance premiums (Exchanges - $97,248 and $100,980)	528,770	517,122
Premises and equipment, net (Exchanges - $3,527 and $4,269)	316,392	324,049
Intangible assets, net (Exchanges - $3,640 and $3,685)	397,406	404,070
Goodwill	174,153	174,153
Prepaid and other assets (Exchanges - $2,318 and $2,263)	134,768	155,830
Total assets	$8,669,146	$8,439,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	March 31,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $158,796 and $143,353)	$2,678,917	$2,663,557
Unearned premiums and other revenue (Exchanges - $228,198 and $225,395)	2,230,544	2,032,605
Reinsurance payable (Exchanges - $58,554 and $68,275)	437,071	398,047
Accounts payable and accrued expenses (related parties - $72,641 and $140,057) (Exchanges - $10,140 and $8,827)	411,547	431,881
Debt	713,893	713,710
Other liabilities (Exchanges - $55,513 and $41,582)	232,521	246,518
Total liabilities	$6,704,493	$6,486,318

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 106,887,566 shares - 2018; authorized 150,000,000 shares, issued and outstanding 106,697,648 shares - 2017.	$1,069	$1,067
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2018; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017. Aggregate liquidation preference $420,000 - 2018, $420,000 - 2017.	420,000	420,000
Additional paid-in capital	919,029	917,751
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(8,529)	(7,810)
Unrealized losses on investments, net of tax	(37,193)	(302)
Total accumulated other comprehensive income (loss)	(45,722)	(8,112)
Retained earnings	662,713	597,863
Total National General Holdings Corp. Stockholders’ Equity	1,957,089	1,928,569
Non-controlling interest	7,564	24,856
Total stockholders’ equity	$1,964,653	$1,953,425
Total liabilities and stockholders’ equity	$8,669,146	$8,439,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net earned premium	$905,538	$918,485
Ceding commission income	44,468	19,994
Service and fee income	142,122	125,942
Net investment income	25,011	29,044
Net gain (loss) on investments	118	(1,412)
Other income	—	9,801
Total revenues	1,117,257	1,101,854
Expenses:
Loss and loss adjustment expense	634,166	618,817
Acquisition costs and other underwriting expenses	168,710	174,720
General and administrative expenses	231,005	255,185
Interest expense	11,154	11,545
Total expenses	1,045,035	1,060,267
Income before provision for income taxes	72,222	41,587
Provision for income taxes	16,202	10,789
Net income	56,020	30,798
Net (income) loss attributable to non-controlling interest	12,188	6,125
Net income attributable to NGHC	68,208	36,923
Dividends on preferred stock	(7,875)	(7,875)
Net income attributable to NGHC common stockholders	$60,333	$29,048

Earnings per common share:
Basic	$0.57	$0.27
Diluted	$0.55	$0.27
Dividends declared per common share	$0.04	$0.04

Weighted average common shares outstanding:
Basic	106,758,641	106,467,599
Diluted	108,950,984	109,166,681

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$56,020	$30,798
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax (tax - $(188) and $(385))	(719)	(714)
Gross gain (loss) on investments, net of tax (tax - $(11,173) and $6,616)	(42,033)	12,286
Reclassification adjustments for investment gain/loss included in net income:
Other (gain) loss on investments, net of tax (tax - $0 and $(1,260))	2	(2,341)
Other comprehensive income (loss), net of tax	(42,750)	9,231
Comprehensive income	13,270	40,029
Comprehensive (income) loss attributable to non-controlling interest	17,292	5,299
Comprehensive income attributable to NGHC	$30,562	$45,328

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended March 31, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	68,208	(12,188)	56,020
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(719)	—	—	(719)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(36,927)	—	(5,104)	(42,031)
Common stock dividends	—	—	—	—	—	—	(4,277)	—	(4,277)
Preferred stock dividends	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	251,491	2	—	—	490	—	—	—	492
Shares withheld related to net share settlement	(61,573)	—	—	—	(1,342)	—	—	—	(1,342)
Stock-based compensation	—	—	—	—	2,130	—	—	—	2,130
Balance March 31, 2018	106,887,566	$1,069	2,565,000	$420,000	$919,029	$(45,722)	$662,713	$7,564	$1,964,653

	Three Months Ended March 31, 2017
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$913,787	$11,475	$539,114	$31,918	$1,917,358
Net income (loss)	—	—	—	—	—	—	36,923	(6,125)	30,798
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(714)	—	—	(714)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	9,119	—	826	9,945
Common stock dividends	—	—	—	—	—	—	(4,260)	—	(4,260)
Preferred stock dividends	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	107,141	1	—	—	171	—	—	—	172
Shares withheld related to net share settlement	(32,983)	—	—	—	(834)	—	—	—	(834)
Stock-based compensation	—	—	—	—	2,180	—	—	—	2,180
Balance March 31, 2017	106,502,250	$1,065	2,565,000	$420,000	$915,304	$19,880	$563,902	$26,619	$1,946,770

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$56,020	$30,798
Reconciliation of net income to net cash provided by (used in) operating activities:
Net (gain) loss on investments	(118)	1,412
Bad debt expense	20,184	15,545
Depreciation and amortization	20,141	35,273
Stock-compensation expense	2,130	2,180
Deferred income taxes	(4,512)	(18,928)
Other, net	(2,576)	(7,687)
Changes in assets and liabilities:
Accrued investment income	(1,082)	(1,306)
Premiums and other receivables	(200,150)	(319,067)
Deferred acquisition costs	(20,755)	(21,790)
Reinsurance recoverable	(40,537)	(20,087)
Prepaid reinsurance premiums	(11,648)	(13,002)
Prepaid expenses and other assets	38,712	(5,801)
Unpaid loss and loss adjustment expense reserves	17,044	4,582
Unearned premiums and other revenue	213,465	231,123
Reinsurance payable	39,036	35,661
Accounts payable	(52,811)	118,396
Other liabilities	(20,601)	70,839
Net cash provided by operating activities	$51,942	$138,141
Cash flows from investing activities:
Purchases of debt securities, available-for-sale	$(310,241)	$(82,163)
Proceeds from sale and maturity of debt securities, available-for-sale	193,733	41,469
Purchases of equity securities	—	(23,433)
Proceeds from sale of equity securities	—	23,778
Purchases of debt securities, trading	—	(78,340)
Proceeds from sale and maturity of debt securities, trading	—	52,810
Purchases of short-term investments	(906,325)	(231,502)
Proceeds from sale of short-term investments	904,788	194,061
Purchases of other investments	(2,979)	(21,203)
Proceeds from sale and return of other investments	109,793	2,741
Purchases of premises and equipment	(5,716)	(17,704)
Acquisition of consolidated subsidiaries, net of cash	—	(16,968)
Net cash used in investing activities	$(16,947)	$(156,454)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Dividends paid to common shareholders	$(4,268)	$(4,257)
Dividends paid to preferred shareholders	(7,875)	(7,875)
Taxes paid related to net share settlement of equity awards	(1,342)	(834)
Other financing activities, net	492	128
Net cash used in financing activities	$(12,993)	$(12,838)
Effect of exchange rate changes on cash and cash equivalents	$(1,433)	$246
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,569	(30,905)
Cash, cash equivalents, and restricted cash at beginning of the period	357,484	285,900
Cash, cash equivalents, and restricted cash at end of the period	$378,053	$254,995

Supplemental disclosures of non-cash investing and financing activities:
Unsettled securities purchases	$27,598	$106,858
Unsettled securities sales	10,962	82,173
Accrued common stock dividends	4,277	4,260
Accrued preferred stock dividends	7,875	7,875

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC on February 26, 2018. The balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date. The interim condensed consolidated financial statements as of and for the three months ended March 31, 2017 have been adjusted from the information set forth in the Form 10-Q for the quarterly period ended March 31, 2017. See Note 3, “Revisions of Previously Issued Financial Statements” in the Company’s 2017 Form 10-K.

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

The unaudited condensed consolidated financial statements include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Exchanges” or “Reciprocal Exchanges”). The Company has no ownership interest in the Reciprocal Exchanges but manages their business operations and has the ability to direct their activities through its wholly-owned management companies. The Reciprocal Exchanges are property and casualty insurers.

To conform to the current-year quarter presentation, the Company reclassified earnings (losses) of equity method investments with related parties as a component of net investment income on its condensed consolidated statements of income.

A detailed description of the Company’s significant accounting policies and management judgments is located in the notes to the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2. Recent Accounting Pronouncements

Adopted During 2018

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide improved disclosure requirements. While the guidance excludes revenue from insurance contracts, investments and financial instruments from its scope, the guidance is applicable to the Company’s service and fee income not specifically exempted from the guidance. The Company adopted ASU 2014-09 effective January 1, 2018, using the modified retrospective method and recorded a cumulative-effect adjustment to the opening balance sheet, increasing retained earnings by $8,830. See Note 3, “Service and Fee Income” for additional information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) are to be measured at fair value with changes in fair value recognized in earnings. The Company adopted ASU 2016-01 effective January 1, 2018, and recorded a cumulative-effect adjustment to the opening balance sheet, increasing Accumulated Other Comprehensive Income (“AOCI”) by $36 and decreasing retained earnings by the same amount. To conform to the current-year quarter presentation, equity securities are presented in a single line in the Company’s condensed consolidated balance sheets and statements of cash flows.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU 2016-16 effective January 1, 2018. Based on the intra-entity transfers of assets executed by the Company, the adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity.

Not Yet Adopted

With the exception of those adopted above or discussed below, there have been no recent accounting pronouncements, changes in accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the three months ended March 31, 2018, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that are of significance, or potential significance, to the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the early stages of evaluating the impact this guidance will have on its results of operations, financial position or liquidity and disclosures. The Company expects the adoption will have a significant impact on its consolidated financial statements, primarily to the consolidated balance sheets by recognizing a right-of-use asset and corresponding lease liability and related disclosures, due to the addition of operating leases previously accounted for as off-balance sheet transactions. The Company is currently unable to quantify the impact of adopting this guidance.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Service and Fee Income

On January 1, 2018, the Company adopted ASU 2014-09 and all the related amendments (“ASC 606”) for in scope contracts with customers using the modified retrospective method. Financial statements presented prior to the adoption of ASC 606 are reported under the previous guidance of ASC 605, “Revenue Recognition.” ASC 606 is applicable to the Company’s service and fee income, primarily related to the recognition of commission revenue in the Accident and Health segment.

Disaggregation of Revenue by Type and Operating Segment

The following table summarizes revenue by type and operating segment within service and fee income:

	Three Months Ended March 31,
	2018			2017
	Property and Casualty	Accident and Health (1)	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$21,709	$17,524	$39,233	$29,745	$10,669	$40,414
Finance and processing fees	32,060	1,255	33,315	23,600	2,484	26,084
Installment fees	21,302	—	21,302	18,502	—	18,502
Group health administrative fees	—	19,291	19,291	—	14,561	14,561
Late payment fees	7,558	25	7,583	7,600	31	7,631
Other service and fee income	14,306	7,092	21,398	14,222	4,528	18,750
Total	$96,935	$45,187	$142,122	$93,669	$32,273	$125,942
NGHC	$94,489	$45,187	$139,676	$91,589	$32,273	$123,862
Reciprocal Exchanges	2,446	—	2,446	2,080	—	2,080
Total	$96,935	$45,187	$142,122	$93,669	$32,273	$125,942
(1) The impact to commission revenue for the three months ended March 31, 2018 was an increase of $2,501 as a result of applying ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value on available-for-sale debt securities were as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$35,830	$860	$(372)	$36,318
Federal agencies	25,711	—	(371)	25,340
States and political subdivision bonds	384,342	1,510	(7,595)	378,257
Foreign government	87,393	1,714	(28)	89,079
Corporate bonds	1,118,188	3,525	(22,890)	1,098,823
Residential mortgage-backed securities	1,052,632	566	(27,207)	1,025,991
Commercial mortgage-backed securities	229,624	593	(6,741)	223,476
Asset-backed securities	5,605	236	(103)	5,738
Structured securities	358,518	3,308	(528)	361,298
Total	$3,297,843	$12,312	$(65,835)	$3,244,320
NGHC	$2,981,076	$11,504	$(59,000)	$2,933,580
Reciprocal Exchanges	316,767	808	(6,835)	310,740
Total	$3,297,843	$12,312	$(65,835)	$3,244,320

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$36,236	$987	$(230)	$36,993
Federal agencies	20,711	5	(27)	20,689
States and political subdivision bonds	418,557	4,431	(3,907)	419,081
Foreign government	55,575	2,736	(57)	58,254
Corporate bonds	1,053,777	14,809	(7,697)	1,060,889
Residential mortgage-backed securities	1,020,481	211	(15,953)	1,004,739
Commercial mortgage-backed securities	143,519	2,340	(1,816)	144,043
Asset-backed securities	421	—	(7)	414
Structured securities	390,514	4,959	(686)	394,787
Total	$3,139,791	$30,478	$(30,380)	$3,139,889
NGHC	$2,835,293	$27,117	$(27,455)	$2,834,955
Reciprocal Exchanges	304,498	3,361	(2,925)	304,934
Total	$3,139,791	$30,478	$(30,380)	$3,139,889

As of March 31, 2018 and December 31, 2017, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2018, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,184	$31,994	$5,149	$5,182	$37,333	$37,176
Due after one year through five years	574,994	568,786	150,573	146,766	725,567	715,552
Due after five years through ten years	868,737	856,975	66,330	65,344	935,067	922,319
Due after ten years	297,644	299,553	14,371	14,515	312,015	314,068
Mortgage-backed securities	1,207,517	1,176,272	80,344	78,933	1,287,861	1,255,205
Total	$2,981,076	$2,933,580	$316,767	$310,740	$3,297,843	$3,244,320

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
March 31, 2018	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
U.S. Treasury	$20,464	$(270)	131	$11,543	$(102)	134	$32,007	$(372)
Federal agencies	24,738	(343)	15	602	(28)	4	25,340	(371)
States and political subdivision bonds	192,758	(4,198)	302	82,744	(3,397)	119	275,502	(7,595)
Foreign government	21,588	(28)	2	—	—	—	21,588	(28)
Corporate bonds	726,521	(17,230)	738	109,865	(5,660)	96	836,386	(22,890)
Residential mortgage-backed securities	890,769	(22,670)	99	84,388	(4,537)	7	975,157	(27,207)
Commercial mortgage-backed securities	164,033	(5,987)	17	12,360	(754)	14	176,393	(6,741)
Asset-backed securities	318	(47)	1	1,585	(56)	7	1,903	(103)
Structured securities	52,459	(399)	34	6,022	(129)	3	58,481	(528)
Total	$2,093,648	$(51,172)	1,339	$309,109	$(14,663)	384	$2,402,757	$(65,835)
NGHC	$1,857,583	$(45,042)	1,203	$292,084	$(13,958)	375	$2,149,667	$(59,000)
Reciprocal Exchanges	236,065	(6,130)	136	17,025	(705)	9	253,090	(6,835)
Total	$2,093,648	$(51,172)	1,339	$309,109	$(14,663)	384	$2,402,757	$(65,835)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2017	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
U.S. Treasury	$21,567	$(131)	62	$10,555	$(99)	20	$32,122	$(230)
Federal agencies	10,069	(11)	6	615	(16)	4	10,684	(27)
States and political subdivision bonds	145,396	(1,851)	215	86,894	(2,056)	125	232,290	(3,907)
Foreign government	—	—	—	2,443	(57)	2	2,443	(57)
Corporate bonds	402,236	(4,564)	341	110,207	(3,133)	93	512,443	(7,697)
Residential mortgage-backed securities	886,032	(13,476)	72	89,412	(2,477)	9	975,444	(15,953)
Commercial mortgage-backed securities	50,537	(727)	14	27,072	(1,089)	27	77,609	(1,816)
Asset-backed securities	—	—	—	414	(7)	2	414	(7)
Structured securities	73,561	(631)	18	3,727	(55)	4	77,288	(686)
Total	$1,589,398	$(21,391)	728	$331,339	$(8,989)	286	$1,920,737	$(30,380)
NGHC	$1,408,081	$(19,254)	623	$300,732	$(8,201)	268	$1,708,813	$(27,455)
Reciprocal Exchanges	181,317	(2,137)	105	30,607	(788)	18	211,924	(2,925)
Total	$1,589,398	$(21,391)	728	$331,339	$(8,989)	286	$1,920,737	$(30,380)

There were 1,723 and 1,014 securities at March 31, 2018 and December 31, 2017, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of March 31, 2018 and December 31, 2017, of the $14,663 and $8,989, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those were greater than or equal to 25% of its amortized cost.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for indicators of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

(c) Equity Securities

The fair values on equity securities were as follows:

	March 31, 2018	December 31, 2017
Common stock	$47,993	$48,119
Preferred stock	2,164	2,222
Total	$50,157	$50,341
NGHC	$50,157	$50,341
Reciprocal Exchanges	—	—
Total	$50,157	$50,341

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2018	2017
Cash and short-term investments	$187	$34
Debt securities	24,256	26,818
Equity securities	155	75
Other income, net (related parties - $(295) and $3,814)	1,821	3,818
Investment income	26,419	30,745
Investment expenses	(1,408)	(1,701)
Net Investment Income	$25,011	$29,044
NGHC	$22,867	$26,160
Reciprocal Exchanges	2,144	2,884
Net Investment Income	$25,011	$29,044

(e) Net Realized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The table below indicates realized gains and losses.

	Three Months Ended March 31,
	2018			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Debt securities, available-for-sale	$1,169	$(1,171)	$(2)	$2,487	$(1,745)	$742
Debt securities, trading	—	—	—	6,902	(9,545)	(2,643)
Equity securities	725	(1,773)	(1,048)	8,027	(8,187)	(160)
Foreign exchange and other investments, net	1,168	—	1,168	649	—	649
Net realized gain (loss) on investments	$3,062	$(2,944)	$118	$18,065	$(19,477)	$(1,412)
NGHC	$2,437	$(2,188)	$249	$18,065	$(19,477)	$(1,412)
Reciprocal Exchanges	625	(756)	(131)	—	—	—
Net realized gain (loss) on investments	$3,062	$(2,944)	$118	$18,065	$(19,477)	$(1,412)

Net gains and losses recognized during the reporting period on equity securities and debt securities classified as trading still held at the reporting date were as follows:

	Three Months Ended March 31,
	2018	2017
	Equity Securities	Equity Securities and Debt Securities
Net losses recognized during the period	$(1,048)	$(5,662)
Less: Net losses recognized during the period on securities sold during the period	—	(1,800)
Net losses recognized during the reporting period on securities still held at the reporting date	$(1,048)	$(3,862)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s debt securities and preferred stock securities, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
March 31, 2018	Cost or Amortized Cost	Fair Value	Percentage	Cost or Amortized Cost	Fair Value	Percentage
U.S. Treasury	$29,333	$29,801	1.0%	$6,497	$6,517	2.1%
AAA	281,886	282,501	9.6%	13,245	12,846	4.1%
AA, AA+, AA-	1,438,345	1,401,862	47.8%	126,409	124,086	39.9%
A, A+, A-	557,155	548,341	18.7%	154,305	151,145	48.6%
BBB, BBB+, BBB-	570,184	568,001	19.3%	10,278	10,115	3.3%
BB+ and lower	106,292	105,238	3.6%	6,033	6,031	2.0%
Total	$2,983,195	$2,935,744	100.0%	$316,767	$310,740	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2017	Cost or Amortized Cost	Fair Value	Percentage	Cost or Amortized Cost	Fair Value	Percentage
U.S. Treasury	$30,244	$31,026	1.1%	$5,992	$5,967	2.0%
AAA	255,132	259,506	9.1%	29,540	28,961	9.5%
AA, AA+, AA-	1,399,287	1,382,191	48.7%	133,250	133,316	43.7%
A, A+, A-	531,185	534,298	18.8%	135,682	136,657	44.8%
BBB, BBB+, BBB-	574,456	581,406	20.5%	—	—	—%
BB+ and lower	47,542	48,759	1.8%	34	33	—%
Total	$2,837,846	$2,837,186	100.0%	$304,498	$304,934	100.0%

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations.

March 31, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	3.6%	2.1%	25.4%	10.4%	2.0%	$477,583	43.5%
Industrials	0.5%	4.3%	23.9%	24.2%	2.4%	607,146	55.3%
Utilities/Other	—%	—%	1.1%	0.1%	—%	14,094	1.2%
Total	4.1%	6.4%	50.4%	34.7%	4.4%	$1,098,823	100.0%
NGHC	3.7%	2.3%	36.6%	33.8%	4.4%	$888,297	80.8%
Reciprocal Exchanges	0.4%	4.1%	13.8%	0.9%	—%	210,526	19.2%
Total	4.1%	6.4%	50.4%	34.7%	4.4%	$1,098,823	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Corporate Bonds:
Financial Institutions	2.9%	7.8%	31.7%	11.9%	—%	$575,746	54.3%
Industrials	0.7%	3.0%	16.9%	21.8%	0.5%	454,764	42.9%
Utilities/Other	—%	—%	1.3%	1.5%	—%	30,388	2.8%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%
NGHC	2.9%	3.4%	37.1%	35.2%	0.5%	$839,615	79.1%
Reciprocal Exchanges	0.7%	7.4%	12.8%	—%	—%	221,283	20.9%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%

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

The Company’s cash, cash equivalents, and restricted cash are as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$321,937	$292,282
Restricted cash and cash equivalents	56,116	65,202
Cash, cash equivalents and restricted cash	$378,053	$357,484

The fair values of the Company’s restricted investments are as follows:

	March 31, 2018	December 31, 2017
State deposits, at fair value	$76,083	$76,996
Restricted investments to trusts, at fair value	108,786	110,314
Total	$184,869	$187,310

(h) Short-term and Other Investments

Short-term investments consist of money market funds rated by Standard & Poor’s as AAA.

The table below summarizes the composition of other investments:

	March 31, 2018	December 31, 2017
Equity method investments (related parties - $114,871 and $221,375)	$149,883	$256,321
Note receivable - related party. See Note 13, "Related Party Transactions"	126,930	126,173
Long-term Certificates of Deposit (CDs), at cost	20,339	20,339
Investments, at fair value	11,050	10,791
Investments, at cost or amortized cost	7,668	7,668
Total	$315,870	$421,292

Equity method investments represent limited liability companies and limited partnership investments in real estate. Investments at fair value, primarily represent the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

amortized cost, represent limited partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

The Company’s cost-method investments are assessed for impairment quarterly. No impairment losses were recorded for the three months ended March 31, 2018 and 2017.

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

The following entities formed with related parties are considered by the Company to be VIEs, for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. In determining whether it is the primary beneficiary of a VIE, the Company considered qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company does not have the ability to direct the activities that most significantly impact the VIE’s economic performance. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

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

On December 28, 2017, the LSC Entities contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217,831 cash (including an advance of $39,724 on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. As of December 31, 2017, the LSC Entities had a 30% non-controlling equity interest in the limited partnership and the carrying value of their investment in the limited partnership was $68,085. As of March 31, 2018 and December 31, 2017, the LSC Entities directly held five and six life settlement contracts, respectively.

The Company’s equity interest in the LSC Entities as of March 31, 2018 and December 31, 2017, was $56,348 and $160,683, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings (losses) from the LSC Entities of $700 and $3,875, respectively, made contributions of $2,000 and $10,000, respectively, and received distributions of $107,035 and $0, respectively.

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $722 and $703 in rent for the three months ended March 31, 2018 and 2017, respectively. The Company’s equity interest in 800 Superior, LLC as of March 31, 2018 and December 31, 2017 was $335 and $1,405, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(1,070) and $(117), respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

East Ninth & Superior, LLC

The Company holds an investment in East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of March 31, 2018 and December 31, 2017 was $4,267 and $4,251, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $16 and $10, respectively.

North Dearborn Building Company, L.P.

The Company holds an investment in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each hold a 45% limited partnership interest in North Dearborn, while NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of March 31, 2018 and December 31, 2017 was $7,573 and $7,582, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(9) and $(250), respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $574 and $424 in rent for the three months ended March 31, 2018 and 2017, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of March 31, 2018 and December 31, 2017 was $742 and $740, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $2 and $125, respectively.

Illinois Center Building, L.P.

The Company holds an investment in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each hold a 37.5% limited partnership interest in Illinois Center, while ACP Re holds a 15.0% limited partnership interest. NA Advisors holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of March 31, 2018 and December 31, 2017 was $45,606 and $46,715, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(1,109) and $(1,163), respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of March 31, 2018 and December 31, 2017. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

Level 1 measurements:

•
U.S. Treasury and federal agencies. The fair values of U.S. government securities are based on quoted market prices in active markets. The Company believes the market for U.S. government securities is an actively traded market given the high level of daily trading volume.

•	Common stock. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided at fair value.

•	Short-term investments. Comprised of money market funds that are traded in active markets and fair values are based on quoted market prices.

Level 2 measurements:

•	States and political subdivision bonds, and foreign government. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

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

•	Foreign government bonds. The Company holds certain foreign government bonds that are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

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

•
Other investments, at fair value. Comprised of the Company’s right to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow method to estimate their fair value. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are recorded in earnings.

Assets measured at fair value on a recurring basis are as follows:

March 31, 2018	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$36,318	$—	$—	$36,318
Federal agencies	25,340	—	—	25,340
States and political subdivision bonds	—	374,130	4,127	378,257
Foreign government	—	89,079	—	89,079
Corporate bonds	—	1,074,310	24,513	1,098,823
Residential mortgage-backed securities	—	1,025,991	—	1,025,991
Commercial mortgage-backed securities	—	223,476	—	223,476
Asset-backed securities	—	5,738	—	5,738
Structured securities	—	361,298	—	361,298
Total available-for-sale debt securities	61,658	3,154,022	28,640	3,244,320
Equity securities:
Common stock	44,127	—	3,866	47,993
Preferred stock	—	1,882	282	2,164
Total equity securities	44,127	1,882	4,148	50,157
Short-term investments	39,969	—	—	39,969
Other investments	—	—	11,050	11,050
Total	$145,754	$3,155,904	$43,838	$3,345,496
NGHC	$117,412	$2,851,681	$43,838	$3,012,931
Reciprocal Exchanges	28,342	304,223	—	332,565
Total	$145,754	$3,155,904	$43,838	$3,345,496

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2017	Recurring Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$36,993	$—	$—	$36,993
Federal agencies	20,689	—	—	20,689
States and political subdivision bonds	—	415,000	4,081	419,081
Foreign government	—	58,254	—	58,254
Corporate bonds	—	1,036,344	24,545	1,060,889
Residential mortgage-backed securities	—	1,004,739	—	1,004,739
Commercial mortgage-backed securities	—	144,043	—	144,043
Asset-backed securities	—	414	—	414
Structured securities	—	394,787	—	394,787
Total available-for-sale debt securities	57,682	3,053,581	28,626	3,139,889
Equity securities:
Common stock	43,067	—	5,052	48,119
Preferred stock	—	1,952	270	2,222
Total equity securities	43,067	1,952	5,322	50,341
Short-term investments	38,266	—	—	38,266
Other investments	—	9	10,782	10,791
Total	$139,015	$3,055,542	$44,730	$3,239,287
NGHC	$110,769	$2,756,575	$44,730	$2,912,074
Reciprocal Exchanges	28,246	298,967	—	327,213
Total	$139,015	$3,055,542	$44,730	$3,239,287

The following tables provide a reconciliation of recurring fair value measurements of the Company’s Level 3 financial assets:

		Total gains (losses) included in:
	Balance as of January 1, 2018	Net income	Other comprehensive income	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of March 31, 2018	Net gains (losses) included in net income on instruments held at end of period
States and political subdivision bonds	$4,081	$—	$46	$—	$—	$—	$4,127	$—
Corporate bonds	24,545	—	(32)	—	—	—	24,513	—
Common stock	5,052	(1,186)	—	—	—	—	3,866	(1,186)
Preferred stock	270	12	—	—	—	—	282	12
Other investments(1)	10,782	794	—	—	(526)	—	11,050	794
Total	$44,730	$(380)	$14	$—	$(526)	$—	$43,838	$(380)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

		Total gains (losses) included in:
	Balance as of January 1, 2017	Net income	Other comprehensive income	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of March 31, 2017	Net gains (losses) included in net income on instruments held at end of period
States and political subdivision bonds	$4,732	$—	$—	$—	$—	$(4,732)	$—	$—
Foreign government	1,910	—	—	—	—	(1,910)	—	—
Corporate bonds	36,044	—	530	—	(9,620)	287	27,241	—
Residential mortgage-backed securities	7,423	—	—	—	—	(7,422)	1	—
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—	—
Structured securities	9,055	—	—	—	—	(7,054)	2,001	—
Common stock	6,297	—	—	4,119	(6,297)	1	4,120	—
Preferred stock	—	—	—	—	—	280	280	—
Other investments(1)	9,427	184	—	3,986	(755)	—	12,842	184
Total	$79,737	$184	$530	$8,105	$(16,672)	$(25,399)	$46,485	$184
(1) Other investments gains and losses recognized in net income are reported within net investment income in the condensed consolidated statements of income.

During the three months ended March 31, 2018, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

During the three months ended March 31, 2017, there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2017, the Company transferred $31,917 out of Level 3 into Level 2, due to changes in broker quotes where the inputs included quoted prices for identical or similar assets in markets that are not active resulting in the securities being classified as Level 2; and $6,518 out of Level 2 into Level 3, due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3.

The Company’s policy is to recognize transfers between levels as of the end of each reporting period, consistent with the date of determination of fair value.

At March 31, 2018 and December 31, 2017, the carrying values of the Company’s short-term investments, cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and are classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 9, “Debt” for additional information.

The Company’s 7.625% Notes are publicly traded and classified as Level 2. The Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes and the Credit Agreement are not publicly traded and are classified as Level 3. As of March 31, 2018 and December 31, 2017, the fair values of the Company’s 6.75% Notes and the Credit Agreement were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of March 31, 2018 and December 31, 2017, the fair values of the Company’s Subordinated Debentures, Imperial Surplus Notes and SPCIC Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	March 31, 2018		December 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,778	$99,226	$96,756	$101,640
6.75% Notes	345,947	362,828	345,786	366,131
Subordinated Debentures	72,168	72,084	72,168	72,101
Imperial Surplus Notes	5,000	4,984	5,000	4,984
SPCIC Surplus Notes	4,000	3,995	4,000	3,996
Credit Agreement	190,000	194,167	190,000	195,420
Total	$713,893	$737,284	$713,710	$744,272

6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended March 31,
	2018			2017
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance at beginning of the period	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922
Additions	139,132	5,940	145,072	155,535	21,121	176,656
Amortization	(120,332)	(7,529)	(127,861)	(135,114)	(19,680)	(154,794)
Change in DAC	18,800	(1,589)	17,211	20,421	1,441	21,862
Balance at end of the period	$217,083	$16,517	$233,600	$228,018	$14,766	$242,784
NGHC	$195,448	$16,517	$211,965	$194,740	$14,766	$209,506
Reciprocal Exchanges	21,635	—	21,635	33,278	—	33,278
Balance at end of the period	$217,083	$16,517	$233,600	$228,018	$14,766	$242,784

7. Unpaid Losses and Loss Adjustment Expense Reserves

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The table below shows the rollforward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Three Months Ended March 31,
	2018					2017
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866
Less: Reinsurance recoverables at beginning of the period	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)
Net balance at beginning of the period	1,203,056	239,813	1,442,869	90,945	1,533,814	1,108,719	189,467	1,298,186	94,883	1,393,069
Incurred losses and LAE related to:
Current year	513,526	94,661	608,187	45,917	654,104	525,688	77,703	603,391	30,020	633,411
Prior year	(15,169)	(3,383)	(18,552)	(1,386)	(19,938)	(4,354)	(8,320)	(12,674)	(1,920)	(14,594)
Total incurred	498,357	91,278	589,635	44,531	634,166	521,334	69,383	590,717	28,100	618,817
Paid losses and LAE related to:
Current year	(202,967)	(20,290)	(223,257)	(19,686)	(242,943)	(165,950)	(14,568)	(180,518)	(12,886)	(193,404)
Prior year	(306,126)	(47,992)	(354,118)	(17,455)	(371,573)	(347,864)	(51,432)	(399,296)	(15,246)	(414,542)
Total paid	(509,093)	(68,282)	(577,375)	(37,141)	(614,516)	(513,814)	(66,000)	(579,814)	(28,132)	(607,946)
Effect of foreign exchange rates	—	(1,679)	(1,679)	—	(1,679)	—	1,043	1,043	—	1,043
Net balance at end of the period	1,192,320	261,130	1,453,450	98,335	1,551,785	1,116,239	193,893	1,310,132	94,851	1,404,983
Plus reinsurance recoverables at end of the period	1,058,106	8,565	1,066,671	60,461	1,127,132	819,538	10,732	830,270	44,234	874,504
Gross balance at end of period	$2,250,426	$269,695	$2,520,121	$158,796	$2,678,917	$1,935,777	$204,625	$2,140,402	$139,085	$2,279,487

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2018. Loss and LAE for the three months ended March 31, 2018 included $19,938 of favorable development on prior accident year loss and LAE reserves. The $16,555 of favorable development in the property and casualty business (including $1,386 of favorable development for the Reciprocal Exchanges) was driven by favorable development in the Company’s auto physical damage and homeowners business, while the $3,383 of favorable development in the accident and health business was primarily driven by favorable development in the Company’s domestic business.

2017. Loss and LAE for the three months ended March 31, 2017 included $14,594 of favorable development on prior accident year loss and LAE reserves. The $6,274 of favorable development in the property and casualty business (including $1,920 of favorable development for the Reciprocal Exchanges) was primarily driven by favorable development in the Company’s homeowners business which was partially offset by unfavorable development in private passenger auto bodily injury coverage, while $8,320 of favorable development in the accident and health business was primarily driven by favorable development in the Company’s domestic stop loss programs.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8. Reinsurance

The Company’s insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best Company, Inc. rating of “A-” (Excellent) or are fully collateralized at the time they enter into the Company’s reinsurance agreements. The Company also enters reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	March 31, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$106,476	$1,127,132	$134,246	$1,129,743
Unearned premiums	35,385	528,770	45,182	517,122

The following is a summary of the effect of reinsurance on premiums and losses:

	Three Months Ended March 31,
	2018		2017
	Written	Earned	Written	Earned
Premium:
Direct	$1,413,877	$1,191,327	$1,195,221	$935,775
Assumed	19,253	29,051	58,162	98,038
Total Gross Premium	1,433,130	1,220,378	1,253,383	1,033,813
Ceded	(326,487)	(314,840)	(128,330)	(115,328)
Net Premium	$1,106,643	$905,538	$1,125,053	$918,485

	Three Months Ended March 31,
	2018		2017
	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$(1,321)	$197,317	$29,946	$91,552

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Effective July 1, 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business, under which the Company cedes 29.6% of net liability under homeowners policies, including lender-placed property policies, in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to unaffiliated third-party reinsurance providers. Under the HO Quota Share Agreement, the Company receives a 42.5% ceding commission on premiums ceded to the reinsurers during the term of the HO Quota Share Agreement. The liability of the reinsurers is capped at $5,000 per risk or $70,000 per event. Effective May 1, 2018, the Company cedes an additional 12.4% of net liability (for a total cession of 42.0%) and receives a 38.0% ceding commission on the additional 12.4% in ceded premiums.

Catastrophe Reinsurance

As of May 1, 2017, the Company’s reinsurance property catastrophe excess of loss program went into effect protecting the Company against catastrophic events and other large losses. The property catastrophe program provides a total of $575,000 in coverage in excess of a $70,000 retention, with one reinstatement. Effective July 1, 2017, the casualty program provides $45,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk. The Company renewed its property catastrophe excess of loss program under the same coverages effective May 1, 2018.

As of July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provides a total of $375,000 in coverage in excess of a $20,000 retention, with one reinstatement.

9. Debt

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance were approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three months ended March 31, 2018 and 2017, was $1,906 and $1,880, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of March 31, 2018.

6.75% Notes due 2024

The Company previously issued $350,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in two private placements. The net proceeds the Company received from the issuances were approximately $343,850, after deducting issuance expenses. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. Interest expense on the 6.75% Notes for the three months ended March 31, 2018 and 2017, was $5,906 and $5,825, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of March 31, 2018.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three months ended March 31, 2018 and 2017, was $986 and $1,003, respectively.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, is the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Imperial Surplus Notes for the three months ended March 31, 2018 and 2017, was $71 and $63, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, is the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bear interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. The notes are redeemable by the Company at a redemption price equal to 100% of their principal amount. On April 2, 2018, the Company redeemed the SPCIC Surplus Notes. Interest expense on the SPCIC Surplus Notes for the three months ended March 31, 2018 and 2017, was $58 and $51, respectively.

Revolving Credit Agreement

On January 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $245,000 base revolving credit facility with a letter of credit sublimit of $112,500 and an expansion feature not to exceed $50,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of March 31, 2018).

As of March 31, 2018, there was $190,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of March 31, 2018 was 4.23%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three months ended March 31, 2018 and 2017, was $1,684 and $439, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of March 31, 2018.

Maturities of the Company’s debt for the years subsequent to March 31, 2018 are as follows:

	2018 (remaining nine months)	2019	2020	2021	2022	2023	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	—	72,168	72,168
Imperial Surplus Notes	—	—	—	—	—	—	5,000	5,000
SPCIC Surplus Notes	—	—	—	—	—	—	4,000	4,000
Credit Agreement	—	—	190,000	—	—	—	—	190,000
Total principal amount of debt	$—	$—	$190,000	$—	$—	$—	$531,168	$721,168
Less: Unamortized debt issuance costs and unamortized discount								(7,275)
Carrying amount of debt								$713,893

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “Act”). The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and revises the tax treatment of certain items for property and casualty insurers. As of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act and additional information and analysis is required; however, under the guidance, Staff Accounting Bulletin No. 118 (“SAB 118”), in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional expense (benefit) of $25,783 for NGHC and $(5,194) for the Reciprocal Exchanges during 2017. These amounts are primarily related to the restatement of deferred taxes from 35% to the newly enacted 2018 rate of 21%, and were recorded to income tax expense for the year ended December 31, 2017. No changes to these provisional amounts were recorded during the three months ended March 31, 2018. The Company will continue to make and refine calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as the Company gains a more thorough understanding of the tax law and/or as regulations are promulgated.

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

The following table is a reconciliation of the difference in the Company’s income tax expense compared to the federal statutory rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision for income taxes	$86,779	$(14,557)	$72,222	$49,990	$(8,403)	$41,587
Tax at federal statutory rate	$18,224	$(3,057)	$15,167	$17,497	$(2,941)	$14,556
Tax effects resulting from:
Exempt foreign income	(989)	—	(989)	(7,196)	—	(7,196)
Statutory equalization reserves	—	—	—	451	—	451
Other	1,336	688	2,024	2,285	693	2,978
Total income tax reported	$18,571	$(2,369)	$16,202	$13,037	$(2,248)	$10,789
Effective tax rate	21.4%	16.3%	22.4%	26.1%	26.8%	25.9%

The Company’s consolidated effective tax rate decreased from 25.9% for the three months ended March 31, 2017 to 22.4% for the three months ended March 31, 2018. The decrease was primarily driven by the change of the federal statutory rate and a reduction in exempt foreign income.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are currently open to audit by the IRS for the year ended December 31, 2015, and open to years thereafter for federal tax purposes. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2014 forward, depending on jurisdiction.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2018, 599,007 shares of Company’s common stock remained available for grants under the Plans.

A summary of the Company’s stock option awards is shown below:

	Shares Subject to Options Outstanding
March 31, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,450,585	$9.37
Exercised	(86,080)	6.51
Outstanding at end of period	3,364,505	$9.44	4.7	$50,032
Exercisable at end of period	3,320,755	$9.33	4.7	$49,738
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $24.31, as reported on the Nasdaq Global Select Market on March 31, 2018.

No options were granted, forfeited or expired during the three months ended March 31, 2018. The total intrinsic value of the options exercised for the three months ended March 31, 2018 and 2017 was $1,502 and $396, respectively. The total fair value of stock options vested for the three months ended March 31, 2018 and 2017 was $221 and $236, respectively.

A summary of the Company’s RSUs is shown below:

	RSUs
March 31, 2018	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	845,459	$21.83
Granted	380,850	20.15
Vested	(174,411)	22.26
Forfeited	(13,296)	19.92
Non-vested at end of period	1,038,602	$21.16

The weighted-average grant date fair value of RSUs granted for the three months ended March 31, 2018 and 2017 was $20.15 and $24.62, respectively. The total fair value of the RSUs vested for the three months ended March 31, 2018 and 2017 was $3,882 and $1,637, respectively.

Compensation expense, included in general and administrative expenses, for all share-based compensation plans was $2,130 and $2,180 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company had approximately $16,708 of unrecognized share-based compensation expense, of which $16,567 was related to RSUs and $141 to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to NGHC	$68,208	$36,923
Less: Dividends on preferred stock	(7,875)	(7,875)
Net income attributable to NGHC common stockholders	$60,333	$29,048

Denominator:
Weighted average number of common shares outstanding – basic	106,758,641	106,467,599
Potentially dilutive securities:
Employee stock options	1,922,885	2,154,209
RSUs	269,458	544,873
Weighted average number of common shares outstanding – diluted	108,950,984	109,166,681

Basic earnings per share attributable to NGHC common stockholders	$0.57	$0.27
Diluted earnings per share attributable to NGHC common stockholders	$0.55	$0.27

Certain options and RSUs were excluded from the earnings per share calculation because the impact would have been anti-dilutive. These excluded options and RSUs were not material for the three months ended March 31, 2018 and 2017, respectively.

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an asset management agreement among the Company and AmTrust, the Company pays AmTrust a fee for managing the Company’s investment portfolio. AmTrust provides investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter is greater than $1 billion. The amounts charged for such expenses were $651 and $1,115 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, there was a payable to AmTrust related to these services in the amount of $1,416 and $1,208, respectively. The asset management agreement was terminated effective May 1, 2018.

Asset Purchase and Master Services Agreements

On September 13, 2017, the Company entered into an asset purchase and license agreement (the “Agreement”) with AmTrust, pursuant to which the Company acquired ownership of a policy management system and the related intellectual property, as well as a non-exclusive perpetual license to certain software programs used by the system (the “System”), for a purchase price of $200,000, including license fees which would have been payable for use of the System during the third quarter 2017. The purchase price is payable in three equal installments in the amount of $66,667, with the first payment made upon the execution of the Agreement, the second payment made upon the 6-month anniversary of the Agreement, and the third payment payable upon the later of the completion of the full separation and transfer of the System to the Company’s operating environment and the 18-month anniversary of the Agreement. In addition, the Company will be required to pay AmTrust costs for the implementation of the System within the Company's technology environment (up to $5,000).

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide printing and mailing services, and management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement of $3,756 and $15,056 for the three months ended March 31, 2018 and 2017, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $11,399 and $15,688 at March 31, 2018 and December 31, 2017, respectively. The net recovery under the agreement was $97 and $2,436 during the three months ended March 31, 2018 and 2017, respectively.

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit; assets held in trust for the benefit of the Company or cash. ACP Re and Maiden held assets in trust in the amount of $6,492 and $11,438, respectively, as of March 31, 2018 and $6,530 and $13,834, respectively, as of December 31, 2017.

Equity Method Investments

The Company has ownership interests in LSC Entities, limited liability companies and limited partnerships with related parties. See Note 4, “Investments - Equity Method Investments - Related Parties” for additional information.

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

In 2016, the parties entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement. Under the restated terms, the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by a related-party trust, the Michael Karfunkel Family 2005 Trust (the “Trust”). The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant. The maturity date of the loan changed to September 20, 2036. The interest rate on the outstanding principal balance of $250,000 changed to a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

As of March 31, 2018 and December 31, 2017 there was a receivable related to the ACP Re Credit Agreement of $126,930 and $126,173, respectively. The Company recorded interest income of $1,174 and $1,160 for the three months ended March 31, 2018 and 2017, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of the Company’s reserve position based on collateral levels maintained. Management determined no reserve was needed for the carrying value of the loan at March 31, 2018 and December 31, 2017.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $207 and $187 in rent for the three months ended March 31, 2018 and 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $75 and $73 in rent for the three months ended March 31, 2018 and 2017, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Segment Information

The Company currently operates two business segments, “Property and Casualty” and “Accident and Health.” The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of the Company’s investment portfolio. Other operating expenses allocated to the segments are called “General and administrative expenses” which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as premiums, deferred acquisition costs, reinsurance recoverable, prepaid reinsurance premiums, intangible assets and goodwill, while the remaining assets are allocated to Corporate and Other.

The Property and Casualty segment, which includes the Reciprocal Exchanges and the management companies, reports the management fees earned by the Company from the Reciprocal Exchanges for underwriting, investment management and other services as service and fee income. The effects of these transactions between the Company and the Reciprocal Exchanges are eliminated in consolidation to derive consolidated net income. However, the management fee income is reported in net income attributable to NGHC and included in the basic and diluted earnings per share.

The following tables summarize the results of operations of the Company’s operating segments:

	Three Months Ended March 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,199,354	$233,776	$—	$1,433,130
Ceded premiums	(316,064)	(10,423)	—	(326,487)
Net premium written	883,290	223,353	—	1,106,643
Change in unearned premium	(131,628)	(69,477)	—	(201,105)
Net earned premium	751,662	153,876	—	905,538
Ceding commission income	44,210	258	—	44,468
Service and fee income	96,935	45,187	—	142,122
Total underwriting revenues	892,807	199,321	—	1,092,128
Underwriting expenses:
Loss and loss adjustment expense	542,888	91,278	—	634,166
Acquisition costs and other underwriting expenses	125,102	43,608	—	168,710
General and administrative expenses	180,397	50,608	—	231,005
Total underwriting expenses	848,387	185,494	—	1,033,881
Underwriting income	44,420	13,827	—	58,247
Net investment income	—	—	25,011	25,011
Net gain on investments	—	—	118	118
Interest expense	—	—	(11,154)	(11,154)
Provision for income taxes	—	—	(16,202)	(16,202)
Net (income) loss attributable to non-controlling interest	—	—	12,188	12,188
Net income attributable to NGHC	$44,420	$13,827	$9,961	$68,208

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,061,428	$191,955	$—	$1,253,383
Ceded premiums	(117,489)	(10,841)	—	(128,330)
Net premium written	943,939	181,114	—	1,125,053
Change in unearned premium	(154,380)	(52,188)	—	(206,568)
Net earned premium	789,559	128,926	—	918,485
Ceding commission income	19,707	287	—	19,994
Service and fee income	93,669	32,273	—	125,942
Total underwriting revenues	902,935	161,486	—	1,064,421
Underwriting expenses:
Loss and loss adjustment expense	549,434	69,383	—	618,817
Acquisition costs and other underwriting expenses	143,230	31,490	—	174,720
General and administrative expenses	209,972	45,213	—	255,185
Total underwriting expenses	902,636	146,086	—	1,048,722
Underwriting income	299	15,400	—	15,699
Net investment income	—	—	29,044	29,044
Net loss on investments	—	—	(1,412)	(1,412)
Other expense	—	—	9,801	9,801
Interest expense	—	—	(11,545)	(11,545)
Provision for income taxes	—	—	(10,789)	(10,789)
Net (income) loss attributable to non-controlling interest	—	—	6,125	6,125
Net income attributable to NGHC	$299	$15,400	$21,224	$36,923

The following tables summarize the total assets of the Company’s operating segments:

	March 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,277,197	$209,712	$10,962	$1,497,871
Deferred acquisition costs	217,083	16,517	—	233,600
Reinsurance recoverable	1,326,151	8,575	—	1,334,726
Prepaid reinsurance premiums	528,770	—	—	528,770
Intangible assets, net and Goodwill	458,712	112,847	—	571,559
Prepaid and other assets	15,555	31,163	88,050	134,768
Corporate and other assets	—	—	4,367,852	4,367,852
Total assets	$3,823,468	$378,814	$4,466,864	$8,669,146

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,177,350	$117,000	$29,971	$1,324,321
Deferred acquisition costs	198,283	18,106	—	216,389
Reinsurance recoverable	1,284,325	9,840	—	1,294,165
Prepaid reinsurance premiums	517,122	—	—	517,122
Intangible assets, net and Goodwill	464,153	114,070	—	578,223
Prepaid and other assets	21,141	35,608	99,081	155,830
Corporate and other assets	—	—	4,353,693	4,353,693
Total assets	$3,662,374	$294,624	$4,482,745	$8,439,743

The following tables show an analysis of the Company’s premiums by geographical location:

	Three Months Ended March 31,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,232,772	$97,689	$1,330,461	$1,094,983	$82,216	$1,177,199
Gross premium written - Europe	102,669	—	102,669	76,184	—	76,184
Total	$1,335,441	$97,689	$1,433,130	$1,171,167	$82,216	$1,253,383

Net premium written - North America	$953,396	$50,578	$1,003,974	$1,007,168	$41,701	$1,048,869
Net premium written - Europe	102,669	—	102,669	76,184	—	76,184
Total	$1,056,065	$50,578	$1,106,643	$1,083,352	$41,701	$1,125,053

Net earned premium - North America	$825,112	$46,055	$871,167	$853,528	$39,032	$892,560
Net earned premium - Europe	34,371	—	34,371	25,925	—	25,925
Total	$859,483	$46,055	$905,538	$879,453	$39,032	$918,485

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company’s premium by product type:

	Three Months Ended March 31,
Gross Premium Written	2018	2017
Property and Casualty
Personal Auto	$724,645	$646,904
Homeowners	140,253	114,201
RV/Packaged	49,464	44,754
Small Business Auto	86,244	86,376
Lender-placed insurance	84,934	76,270
Other	16,125	10,707
Property and Casualty	$1,101,665	$979,212
Accident and Health	233,776	191,955
NGHC Total	$1,335,441	$1,171,167

Reciprocal Exchanges
Personal Auto	$34,297	$28,159
Homeowners	62,521	53,327
Other	871	730
Reciprocal Exchanges Total	$97,689	$82,216

Total	$1,433,130	$1,253,383

	Three Months Ended March 31,
Net Premium Written	2018	2017
Property and Casualty
Personal Auto	$553,997	$596,879
Homeowners	92,596	104,545
RV/Packaged	49,189	44,519
Small Business Auto	64,727	79,208
Lender-placed insurance	63,214	72,832
Other	8,989	4,255
Property and Casualty	$832,712	$902,238
Accident and Health	223,353	181,114
NGHC Total	$1,056,065	$1,083,352

Reciprocal Exchanges
Personal Auto	$13,495	$17,106
Homeowners	36,808	24,216
Other	275	379
Reciprocal Exchanges Total	$50,578	$41,701

Total	$1,106,643	$1,125,053

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
Net Earned Premium	2018	2017
Property and Casualty
Personal Auto	$454,216	$454,415
Homeowners	82,195	104,129
RV/Packaged	45,689	40,650
Small Business Auto	58,562	63,241
Lender-placed insurance	60,469	83,741
Other	4,476	4,351
Property and Casualty	$705,607	$750,527
Accident and Health	153,876	128,926
NGHC Total	$859,483	$879,453

Reciprocal Exchanges
Personal Auto	$12,997	$16,117
Homeowners	32,771	22,538
Other	287	377
Reciprocal Exchanges Total	$46,055	$39,032

Total	$905,538	$918,485

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with our vendors or other counterparties, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Two of our wholly-owned subsidiaries are management companies that act as attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges” or “Exchanges”). We do not own the Reciprocal Exchanges but are paid a fee to manage their business operations through our wholly-owned management companies. The Reciprocal Exchanges are included in our P&C segment.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the three months ended March 31, 2018, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.8x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $25.0 million and $29.0 million for the three months ended March 31, 2018 and 2017, respectively. We held 9.4% and 8.9% of total invested assets in cash, cash equivalents and restricted cash as of March 31, 2018 and December 31, 2017, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves. As of March 31, 2018 and December 31, 2017, our reserves, net of reinsurance recoverables on unpaid losses, were $1.6 billion and $1.5 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We generally earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2018, we would earn half of the premium in the first quarter of 2018 and the other half in the second quarter of 2018.

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

We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, as of the effective date of the insurance policy. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

Net investment income. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, debt and equity securities. Our net investment income includes interest and dividends earned on our invested assets and earnings or losses on our equity method investments.

Net gains and losses on investments. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We report net unrealized gains (losses) on debt securities classified as available for sale within accumulated other comprehensive income (loss) in our balance sheet. Additionally, we have a small portfolio of equity securities and debt securities classified as trading. We report all gains (losses) on equity securities and debt securities classified as trading within net gains (losses) on investments in our statement of income. Net gains and losses on investments also include foreign exchange gains and losses which are generated by the remeasurement of our subsidiaries’ financial statements that are denominated or stated in another currency into the Company’s functional currency.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

For more information related to recent accounting pronouncements that we adopted during the three months ended March 31, 2018, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,337,042	$97,689	$(1,601)	$1,433,130	$1,171,968	$82,216	$(801)	$1,253,383
Ceded premiums	(280,977)	(47,111)	1,601	(326,487)	(88,616)	(40,515)	801	(128,330)
Net premium written	$1,056,065	$50,578	$—	$1,106,643	$1,083,352	$41,701	$—	$1,125,053
Change in unearned premium	(196,582)	(4,523)	—	(201,105)	(203,899)	(2,669)	—	(206,568)
Net earned premium	$859,483	$46,055	$—	$905,538	$879,453	$39,032	$—	$918,485
Ceding commission income	32,958	11,510	—	44,468	2,747	17,247	—	19,994
Service and fee income	154,760	2,446	(15,084)	142,122	135,863	2,080	(12,001)	125,942
Total underwriting revenues	$1,047,201	$60,011	$(15,084)	$1,092,128	$1,018,063	$58,359	$(12,001)	$1,064,421
Underwriting expenses:
Loss and loss adjustment expense	589,635	44,531	—	634,166	590,717	28,100	—	618,817
Acquisition costs and other underwriting expenses	157,608	11,102	—	168,710	160,540	14,180	—	174,720
General and administrative expenses	227,293	18,796	(15,084)	231,005	242,083	25,103	(12,001)	255,185
Total underwriting expenses	$974,536	$74,429	$(15,084)	$1,033,881	$993,340	$67,383	$(12,001)	$1,048,722
Underwriting income (loss)	$72,665	$(14,418)	$—	$58,247	$24,723	$(9,024)	$—	$15,699
Net investment income	25,019	2,144	(2,152)	25,011	28,423	2,884	(2,263)	29,044
Net gain (loss) on investments	249	(131)	—	118	(1,412)	—	—	(1,412)
Other income	—	—	—	—	9,801	—	—	9,801
Interest expense	(11,154)	(2,152)	2,152	(11,154)	(11,545)	(2,263)	2,263	(11,545)
Income (loss) before provision (benefit) for income taxes	$86,779	$(14,557)	$—	$72,222	$49,990	$(8,403)	$—	$41,587
Less: Provision (benefit) for income taxes	18,571	(2,369)	—	16,202	13,037	(2,248)	—	10,789
Net income (loss)	$68,208	$(12,188)	$—	$56,020	$36,953	$(6,155)	$—	$30,798
Less: Net (income) loss attributable to non-controlling interest	—	12,188	—	12,188	(30)	6,155	—	6,125
Net income attributable NGHC	$68,208	$—	$—	$68,208	$36,923	$—	$—	$36,923
Net loss ratio	68.6%	96.7%		70.0%	67.2%	72.0%		67.4%
Net operating expense ratio (non-GAAP)	22.9%	34.6%		23.5%	30.0%	51.1%		30.9%
Net combined ratio (non-GAAP)	91.5%	131.3%		93.5%	97.2%	123.1%		98.3%

	Three Months Ended March 31,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$985,690	$76,581	$(17,236)	$1,045,035	$1,004,885	$69,646	$(14,264)	$1,060,267
Less: Loss and loss adjustment expense	589,635	44,531	—	634,166	590,717	28,100	—	618,817
Less: Interest expense	11,154	2,152	(2,152)	11,154	11,545	2,263	(2,263)	11,545
Less: Ceding commission income	32,958	11,510	—	44,468	2,747	17,247	—	19,994
Less: Service and fee income	154,760	2,446	(15,084)	142,122	135,863	2,080	(12,001)	125,942
Net operating expense	$197,183	$15,942	$—	$213,125	$264,013	$19,956	$—	$283,969
Net earned premium	$859,483	$46,055	$—	$905,538	$879,453	$39,032	$—	$918,485
Net operating expense ratio (non-GAAP)	22.9%	34.6%		23.5%	30.0%	51.1%		30.9%

Effective July 1, 2017, we entered into an auto quota share agreement, pursuant to which we cede 15.0% of net liability under our auto policies to third party reinsurers and into a homeowners quota share agreement, pursuant to which we cede 29.6% of net liability under homeowners policies to third party reinsurers (collectively, the “Quota Shares”). Ceded premium under the Quota Shares for the three months ended March 31, 2018 were $181.6 million. For more information on our reinsurance agreements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements.

As a result of the Quota Shares, comparisons between the three months ended March 31, 2018 and 2017 results will be less meaningful. This transaction impacted our P&C segment only.

Consolidated Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $179.7 million, or 14.3%, from $1,253.4 million for the three months ended March 31, 2017 to $1,433.1 million for the three months ended March 31, 2018, due to an increase of $137.9 million from the P&C segment as a result of organic growth ($122.5 million) and growth in the Reciprocal Exchanges ($15.5 million); and an increase of $41.8 million from the A&H segment as a result of organic growth, both domestic and international.

Net premium written. Net premium written decreased by $18.4 million, or 1.6%, from $1,125.1 million for the three months ended March 31, 2017 to $1,106.6 million for the three months ended March 31, 2018. Net premium written for the P&C segment decreased by $60.6 million for the three months ended March 31, 2018 compared to the same period in 2017, as a result of premium ceded to the Quota Shares ($181.6 million), partially offset by organic growth ($112.1 million) and growth in the Reciprocal Exchanges ($8.9 million). Net premium written for the A&H segment increased by $42.2 million for the three months ended March 31, 2018 compared to the same period in 2017, as a result of organic growth, both domestic and international.

Net earned premium. Net earned premium decreased by $12.9 million, or 1.4%, from $918.5 million for the three months ended March 31, 2017 to $905.5 million for the three months ended March 31, 2018. The change by segment was: P&C decreased by $37.9 million and A&H increased by $25.0 million. The decrease in the P&C segment was attributable to premium ceded to the Quota Shares ($164.0 million), partially offset by organic growth ($119.0 million) and growth in the Reciprocal Exchanges ($7.0 million). The increase in the A&H segment was primarily due to organic growth, both domestic and international.

Ceding commission income. Ceding commission income increased by $24.5 million, from $20.0 million for the three months ended March 31, 2017 to $44.5 million for the three months ended March 31, 2018, primarily driven by an increase in the P&C segment from the Quota Shares.

Service and fee income. Service and fee income increased by $16.2 million, or 12.8%, from $125.9 million for the three months ended March 31, 2017 to $142.1 million for the three months ended March 31, 2018. The increase was primarily attributable to our A&H segment ($12.9 million), primarily due to growth in our domestic business. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Commission revenue	$39,233	$40,414	$(1,181)	(2.9)%
Finance and processing fees	33,315	26,084	7,231	27.7%
Installment fees	21,302	18,502	2,800	15.1%
Group health administrative fees	19,291	14,561	4,730	32.5%
Late payment fees	7,583	7,631	(48)	(0.6)%
Other service and fee income	21,398	18,750	2,648	14.1%
Total	$142,122	$125,942	$16,180	12.8%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $15.3 million, or 2.5%, from $618.8 million for the three months ended March 31, 2017 to $634.2 million for the three months ended March 31, 2018, primarily reflecting organic growth ($104.0 million) and growth in the Reciprocal Exchanges ($16.4 million), partially offset by losses ceded to the Quota Shares ($105.1 million). The changes by segment were: P&C - decreased by $6.5 million and A&H - increased by $21.9 million.

Loss and LAE for the three months ended March 31, 2018 included $19.9 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $16.6 million of favorable development in the P&C segment (including $1.4 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our auto physical damage and homeowners business, and $3.4 million of favorable development in the A&H segment primarily driven by favorable development in our domestic A&H business. Loss and LAE for the three months ended March 31, 2017 included $14.6 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $6.3 million of favorable development in the P&C segment primarily driven by favorable development in our homeowners business which was partially offset by unfavorable development in private passenger auto bodily injury coverage, and $8.3 million of favorable development in the A&H segment primarily driven by favorable development in our domestic stop loss program.

Our consolidated net loss ratio increased from 67.4% for the three months ended March 31, 2017 to 70.0% for the three months ended March 31, 2018, with higher net loss ratios in the P&C and A&H segments in 2018 compared to 2017. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $6.0 million, or 3.4%, from $174.7 million for the three months ended March 31, 2017 to $168.7 million for the three months ended March 31, 2018, due to a decrease of $18.1 million in the P&C segment, primarily as a result of the Quota Shares ($27.8 million), partially offset by organic growth ($12.7 million); and an increase of $12.1 million in the A&H segment, primarily from organic growth.

General and administrative expenses. General and administrative expenses decreased by $24.2 million, or 9.5%, from $255.2 million for the three months ended March 31, 2017 to $231.0 million for the three months ended March 31, 2018, due to a decrease of $29.6 million in the P&C segment, partially offset by an increase of $5.4 million in the A&H segment.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $70.8 million, or 24.9%, from $284.0 million for the three months ended March 31, 2017 to $213.1 million for the three months ended March 31, 2018, primarily due to a decrease of $75.5 million from the P&C segment.

The consolidated net operating expense ratio decreased from 30.9% for the three months ended March 31, 2017 to 23.5% for the three months ended March 31, 2018. Excluding the Reciprocal Exchanges, the net operating expense ratio was 22.9% and 30.0% for the three months ended March 31, 2018 and 2017, respectively. The Reciprocal Exchanges' net operating expense ratio was 34.6% and 51.1% for the three months ended March 31, 2018 and 2017, respectively. Net operating expense ratio is discussed in more detail in the segment discussions that follow.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,103,266	$97,689	$(1,601)	$1,199,354	$980,013	$82,216	$(801)	$1,061,428
Ceded premiums	(270,554)	(47,111)	1,601	(316,064)	(77,775)	(40,515)	801	(117,489)
Net premium written	$832,712	$50,578	$—	$883,290	$902,238	$41,701	$—	$943,939
Change in unearned premium	(127,105)	(4,523)	—	(131,628)	(151,711)	(2,669)	—	(154,380)
Net earned premium	$705,607	$46,055	$—	$751,662	$750,527	$39,032	$—	$789,559
Ceding commission income	32,700	11,510	—	44,210	2,460	17,247	—	19,707
Service and fee income	109,573	2,446	(15,084)	96,935	103,590	2,080	(12,001)	93,669
Total underwriting revenues	$847,880	$60,011	$(15,084)	$892,807	$856,577	$58,359	$(12,001)	$902,935
Underwriting expenses:
Loss and loss adjustment expense	498,357	44,531	—	542,888	521,334	28,100	—	549,434
Acquisition costs and other underwriting expenses	114,000	11,102	—	125,102	129,050	14,180	—	143,230
General and administrative expenses	176,685	18,796	(15,084)	180,397	196,870	25,103	(12,001)	209,972
Total underwriting expenses	$789,042	$74,429	$(15,084)	$848,387	$847,254	$67,383	$(12,001)	$902,636
Underwriting income (loss)	$58,838	$(14,418)	$—	$44,420	$9,323	$(9,024)	$—	$299
Net loss ratio	70.6%	96.7%		72.2%	69.5%	72.0%		69.6%
Net operating expense ratio (non-GAAP)	21.0%	34.6%		21.9%	29.3%	51.1%		30.4%
Net combined ratio (non-GAAP)	91.6%	131.3%		94.1%	98.8%	123.1%		100.0%

	Three Months Ended March 31,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$789,042	$74,429	$(15,084)	$848,387	$847,254	$67,383	$(12,001)	$902,636
Less: Loss and loss adjustment expense	498,357	44,531	—	542,888	521,334	28,100	—	549,434
Less: Ceding commission income	32,700	11,510	—	44,210	2,460	17,247	—	19,707
Less: Service and fee income	109,573	2,446	(15,084)	96,935	103,590	2,080	(12,001)	93,669
Net operating expense	$148,412	$15,942	$—	$164,354	$219,870	$19,956	$—	$239,826
Net earned premium	$705,607	$46,055	$—	$751,662	$750,527	$39,032	$—	$789,559
Net operating expense ratio (non-GAAP)	21.0%	34.6%		21.9%	29.3%	51.1%		30.4%

P&C Segment Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $137.9 million, or 13.0%, from $1,061.4 million for the three months ended March 31, 2017 to $1,199.4 million for the three months ended March 31, 2018, as a result of organic growth ($122.5 million) and growth in the Reciprocal Exchanges ($15.5 million).

Net premium written. Net premium written decreased by $60.6 million, or 6.4%, from $943.9 million for the three months ended March 31, 2017 to $883.3 million for the three months ended March 31, 2018, as a result of premium ceded to the Quota Shares ($181.6 million), partially offset by organic growth ($112.1 million) and growth in the Reciprocal Exchanges ($8.9 million).

Net earned premium. Net earned premium decreased by $37.9 million, or 4.8%, from $789.6 million for the three months ended March 31, 2017 to $751.7 million for the three months ended March 31, 2018, attributable to premium ceded to the Quota Shares ($164.0 million), partially offset by organic growth ($119.0 million) and growth in the Reciprocal Exchanges ($7.0 million).

Ceding commission income. Ceding commission income increased by $24.5 million, from $19.7 million for the three months ended March 31, 2017 to $44.2 million for the three months ended March 31, 2018, primarily from the Quota Shares ($32.1 million), partially offset by the Reciprocal Exchanges ($5.7 million).

Service and fee income. Service and fee income increased by $3.3 million, or 3.5%, from $93.7 million for the three months ended March 31, 2017 to $96.9 million for the three months ended March 31, 2018.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Finance and processing fees	$32,060	$23,600	$8,460	35.8%
Commission revenue	21,709	29,745	(8,036)	(27.0)%
Installment fees	21,302	18,502	2,800	15.1%
Late payment fees	7,558	7,600	(42)	(0.6)%
Other service and fee income	14,306	14,222	84	0.6%
Total	$96,935	$93,669	$3,266	3.5%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $6.5 million, or 1.2%, from $549.4 million for the three months ended March 31, 2017 to $542.9 million for the three months ended March 31, 2018, reflecting losses ceded to the Quota Shares ($105.1 million), partially offset by organic growth ($82.1 million) and growth in the Reciprocal Exchanges ($16.4 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 69.6% for the three months ended March 31, 2017 to 72.2% for the three months ended March 31, 2018. Excluding the Reciprocal Exchanges, the net loss ratio was 70.6% and 69.5% for the three months ended March 31, 2018 and 2017, respectively. The Reciprocal Exchanges’ net loss ratio was 96.7% and 72.0% for the three months ended March 31, 2018 and 2017, respectively, with the 2018 increase primarily due to weather-related losses, mainly in the Northeastern section of the United States.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $18.1 million, or 12.7%, from $143.2 million for the three months ended March 31, 2017 to $125.1 million for the three months ended March 31, 2018, primarily as a result of the Quota Shares ($27.8 million), partially offset by organic growth ($12.7 million).

General and administrative expenses. General and administrative expenses decreased by $29.6 million, or 14.1%, from $210.0 million for the three months ended March 31, 2017 to $180.4 million for the three months ended March 31, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $75.5 million, or 31.5%, from $239.8 million for the three months ended March 31, 2017 to $164.4 million for the three months ended March 31, 2018, primarily as a result of commission revenue from the Quota Shares. Our P&C segment net operating expense ratio decreased from 30.4% for the three months ended March 31, 2017 to 21.9% for the three months ended March 31, 2018, primarily as a result of increased scale, lower integration costs and the impact of the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $0.3 million for the three months ended March 31, 2017 to $44.4 million for the three months ended March 31, 2018. Our P&C segment net combined ratio decreased from 100.0% for the three months ended March 31, 2017 to 94.1% for the three months ended March 31, 2018, with a lower net operating expense ratio in 2018 compared to 2017.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Gross premium written	$233,776	$191,955
Ceded premiums	(10,423)	(10,841)
Net premium written	$223,353	$181,114
Change in unearned premium	(69,477)	(52,188)
Net earned premium	$153,876	$128,926
Ceding commission income	258	287
Service and fee income	45,187	32,273
Total underwriting revenues	$199,321	$161,486
Underwriting expenses:
Loss and loss adjustment expense	91,278	69,383
Acquisition costs and other underwriting expenses	43,608	31,490
General and administrative expenses	50,608	45,213
Total underwriting expenses	$185,494	$146,086
Underwriting income	$13,827	$15,400
Net loss ratio	59.3%	53.8%
Net operating expense ratio (non-GAAP)	31.7%	34.2%
Net combined ratio (non-GAAP)	91.0%	88.0%

	Three Months Ended March 31,
Reconciliation of net operating expense ratio (non-GAAP):	2018	2017
	(amounts in thousands)
Total underwriting expenses	$185,494	$146,086
Less: Loss and loss adjustment expense	91,278	69,383
Less: Ceding commission income	258	287
Less: Service and fee income	45,187	32,273
Net operating expense	$48,771	$44,143
Net earned premium	$153,876	$128,926
Net operating expense ratio (non-GAAP)	31.7%	34.2%

A&H Segment Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $41.8 million, or 21.8%, from $192.0 million for the three months ended March 31, 2017 to $233.8 million for the three months ended March 31, 2018, as a result of organic growth, both domestic and international.

Net premium written. Net premium written increased by $42.2 million, or 23.3%, from $181.1 million for the three months ended March 31, 2017 to $223.4 million for the three months ended March 31, 2018, as a result of organic growth, both domestic and international.

Net earned premium. Net earned premium increased by $25.0 million, or 19.4%, from $128.9 million for the three months ended March 31, 2017 to $153.9 million for the three months ended March 31, 2018, as a result of organic growth, both domestic and international.

Service and fee income. Service and fee income increased by $12.9 million, or 40.0%, from $32.3 million for the three months ended March 31, 2017 to $45.2 million for the three months ended March 31, 2018, primarily due to growth in our domestic business and the adoption of the new revenue recognition standard. See Note 3, “Service and Fee Income” in the notes to our condensed consolidated financial statements for additional information.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Group health administrative fees	$19,291	$14,561	$4,730	32.5%
Commission revenue	17,524	10,669	6,855	64.3%
Finance and processing fees	1,255	2,484	(1,229)	(49.5)%
Late payment fees	25	31	(6)	(19.4)%
Other service and fee income	7,092	4,528	2,564	56.6%
Total	$45,187	$32,273	$12,914	40.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $21.9 million, or 31.6%, from $69.4 million for the three months ended March 31, 2017 to $91.3 million for the three months ended March 31, 2018. Our A&H net loss ratio increased from 53.8% for the three months ended March 31, 2017 to 59.3% for the three months ended March 31, 2018. The loss ratio increase was a result of higher loss experience due to a change in product mix primarily in our domestic business.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $12.1 million, or 38.5%, from $31.5 million for the three months ended March 31, 2017 to $43.6 million for the three months ended March 31, 2018.

General and administrative expenses. General and administrative expenses increased by $5.4 million, or 11.9%, from $45.2 million for the three months ended March 31, 2017 to $50.6 million for the three months ended March 31, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $4.6 million, or 10.5%, from $44.1 million for the three months ended March 31, 2017 to $48.8 million for the three months ended March 31, 2018. Our A&H net operating expense ratio decreased from 34.2% for the three months ended March 31, 2017 to 31.7% for the three months ended March 31, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased from $15.4 million for the three months ended March 31, 2017 to $13.8 million for the three months ended March 31, 2018. Our A&H net combined ratio increased from 88.0% for the three months ended March 31, 2017 to 91.0% for the three months ended March 31, 2018. The net combined ratio increase was primarily a result of a higher net loss ratio, partially offset by a lower net operating expense ratio.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, debt securities and, to a lesser extent, equity securities. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our debt securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local and foreign governments, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, commercial mortgage obligations, and structured securities primarily consisting of collateralized loan and debt obligations. Our equity securities include common and preferred stock primarily of U.S. and Canadian corporations.

The average yield on our investment portfolio was 2.7% and 2.8% for the three months ended March 31, 2018 and 2017, respectively, and the average duration of the portfolio was 4.16 and 4.96 years as of March 31, 2018 and 2017, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised substantial capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $190.0 million outstanding as of March 31, 2018. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $319.9 million and $387.6 million as of March 31, 2018 and December 31, 2017, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2018 and 2017, there were $80.0 million and $0.0 million, respectively, of dividends or return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $614.5 million and $607.9 million in the three months ended March 31, 2018 and 2017, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.0 billion at March 31, 2018 and $4.0 billion at December 31, 2017. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our direct and indirect subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$51,942	$138,141	$(86,199)	(62.4)%
Net cash used in investing activities	(16,947)	(156,454)	139,507	(89.2)%
Net cash used in financing activities	(12,993)	(12,838)	(155)	1.2%
Effect of exchange rate changes on cash and cash equivalents	(1,433)	246	(1,679)	nm
Net increase (decrease) in cash, cash equivalents, and restricted cash	$20,569	$(30,905)	$51,474	nm
nm - not meaningful

Comparison of the Three Months Ended March 31, 2018 and 2017

Net cash provided by operating activities decreased by $86.2 million, primarily reflecting a reduction in accounts payable offset by higher net income.

Net cash used in investing activities decreased by $139.5 million, primarily reflecting an increase of $110.6 million in net proceeds from purchases and sales of investments.

Condensed Consolidated Balance Sheets

	March 31, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$2,933,580	$310,740	$—	$3,244,320
Equity securities, at fair value	50,157	—	—	50,157
Short-term investments	18,144	21,825	—	39,969
Other investments	405,062	—	(89,192)	315,870
Total investments	3,406,943	332,565	(89,192)	3,650,316
Cash and cash equivalents	316,057	5,880	—	321,937
Restricted cash and cash equivalents	55,442	674	—	56,116
Accrued investment income	38,832	2,229	(17,970)	23,091
Premiums and other receivables, net	1,449,891	49,581	(1,601)	1,497,871
Deferred acquisition costs	211,965	21,635	—	233,600
Reinsurance recoverable	1,227,476	107,250	—	1,334,726
Prepaid reinsurance premiums	431,342	98,229	(801)	528,770
Premises and equipment, net	312,865	3,527	—	316,392
Intangible assets, net	393,766	3,640	—	397,406
Goodwill	174,153	—	—	174,153
Prepaid and other assets	132,450	2,318	—	134,768
Total assets	$8,151,182	$627,528	$(109,564)	$8,669,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,520,121	$158,796	$—	$2,678,917
Unearned premiums and other revenue	2,003,147	228,198	(801)	2,230,544
Reinsurance payable	378,517	60,155	(1,601)	437,071
Accounts payable and accrued expenses	401,407	28,110	(17,970)	411,547
Debt	713,893	89,192	(89,192)	713,893
Other liabilities	177,008	55,513	—	232,521
Total liabilities	$6,194,093	$619,964	$(109,564)	$6,704,493
Stockholders’ equity:
Common stock	$1,069	$—	$—	$1,069
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	919,029	—	—	919,029
Accumulated other comprehensive loss	(45,722)	—	—	(45,722)
Retained earnings	662,713	—	—	662,713
Total National General Holdings Corp. Stockholders’ Equity	1,957,089	—	—	1,957,089
Non-controlling interest	—	7,564	—	7,564
Total stockholders’ equity	$1,957,089	$7,564	$—	$1,964,653
Total liabilities and stockholders’ equity	$8,151,182	$627,528	$(109,564)	$8,669,146

	December 31, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$2,834,955	$304,934	$—	$3,139,889
Equity securities, at fair value	50,341	—	—	50,341
Short-term investments	15,987	22,279	—	38,266
Other investments	510,447	—	(89,155)	421,292
Total investments	3,411,730	327,213	(89,155)	3,649,788
Cash and cash equivalents	286,840	5,442	—	292,282
Restricted cash and cash equivalents	64,593	609	—	65,202
Accrued investment income	36,422	1,805	(15,855)	22,372
Premiums and other receivables, net	1,268,330	56,792	(801)	1,324,321
Deferred acquisition costs	195,552	20,837	—	216,389
Reinsurance recoverable	1,199,961	94,204	—	1,294,165
Prepaid reinsurance premiums	416,142	100,980	—	517,122
Premises and equipment, net	319,780	4,269	—	324,049
Intangible assets, net	400,385	3,685	—	404,070
Goodwill	174,153	—	—	174,153
Prepaid and other assets	153,567	2,263	—	155,830
Total assets	$7,927,455	$618,099	$(105,811)	$8,439,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,520,204	$143,353	$—	$2,663,557
Unearned premiums and other revenue	1,807,210	225,395	—	2,032,605
Reinsurance payable	329,772	69,076	(801)	398,047
Accounts payable and accrued expenses	423,054	24,682	(15,855)	431,881
Debt	713,710	89,155	(89,155)	713,710
Other liabilities	204,936	41,582	—	246,518
Total liabilities	$5,998,886	$593,243	$(105,811)	$6,486,318
Stockholders’ equity:
Common stock	$1,067	$—	$—	$1,067
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	917,751	—	—	917,751
Accumulated other comprehensive loss	(8,112)	—	—	(8,112)
Retained earnings	597,863	—	—	597,863
Total National General Holdings Corp. Stockholders’ Equity	1,928,569	—	—	1,928,569
Non-controlling interest	—	24,856	—	24,856
Total stockholders’ equity	$1,928,569	$24,856	$—	$1,953,425
Total liabilities and stockholders’ equity	$7,927,455	$618,099	$(105,811)	$8,439,743

Other Material Changes in Financial Position

	March 31, 2018	December 31, 2017	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,497,871	$1,324,321	$173,550	13.1%

Selected Liabilities:
Unearned premiums and other revenue	$2,230,544	$2,032,605	$197,939	9.7%

Changes in Financial Position During the Three Months Ended March 31, 2018 Compared to December 31, 2017

Premiums and other receivables increased by $173.6 million, primarily driven by growth in our P&C segment ($99.8 million) and A&H segment ($92.7 million). Unearned premiums and other revenue increased by $197.9 million, driven by growth in our P&C segment ($149.9 million) and A&H segment ($48.0 million).

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

For more information on our reinsurance agreements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements.

Debt

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three months ended March 31, 2018 and 2017, was $1.9 million and $1.9 million, respectively. For more information on the 7.625% Notes including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three months ended March 31, 2018 and 2017, was $5.9 million and $5.8 million, respectively. For more information on the 6.75% Notes including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

Revolving Credit Agreement

On January 25, 2016, we entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is a $245.0 million base revolving credit facility with a letter of credit sublimit of $112.5 million and an expansion feature not to exceed $50.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of March 31, 2018).

As March 31, 2018, there was $190.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of March 31, 2018 was 4.23%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three months ended March 31, 2018 and 2017 was $1.7 million and $0.4 million, respectively. For more information on the Credit Agreement including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

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

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our debt securities and the financial condition of our reinsurers.

We address the credit risk related to the issuers of our debt securities by investing primarily in debt securities that are rated “BBB-” or higher by Standard & Poor’s. We also independently monitor the financial condition of all issuers of our debt securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector.

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

Interest Rate Risk. We had debt securities and preferred stock securities with a fair value of $3.2 billion as of March 31, 2018 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of March 31, 2018 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities (and excluding $2.2 million of preferred stock securities), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of March 31, 2018.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$2,994,507	$(249,813)	(10.0)%
100 basis point increase	3,114,547	(129,773)	(5.2)
No change	3,244,320	—	—
100 basis point decrease	3,377,337	133,017	5.3
200 basis point decrease	3,516,843	272,523	11.0

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

Off-Balance Sheet Risk. As of March 31, 2018 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC.

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (submitted electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
May 7, 2018
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)