Form 10-Q
period 2018-06-30
National General Holdings Corp.
filed 2018-08-06
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2018, the number of common shares of the registrant outstanding was 107,057,771.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $295,678 and $304,934)	$3,138,814	$3,139,889
Equity securities, at fair value	42,474	50,341
Short-term investments (Exchanges - $26,436 and $22,279)	145,450	38,266
Other investments (related parties - $233,092 and $347,548)	309,568	421,292
Total investments	3,636,306	3,649,788
Cash and cash equivalents (Exchanges - $1,161 and $5,442)	335,255	292,282
Restricted cash and cash equivalents (Exchanges - $683 and $609)	66,073	65,202
Accrued investment income (related parties - $2,348 and $2,334) (Exchanges - $1,577 and $1,805)	22,885	22,372
Premiums and other receivables, net (Exchanges - $59,426 and $56,792)	1,692,662	1,324,321
Deferred acquisition costs (Exchanges - $24,319 and $20,837)	243,733	216,389
Reinsurance recoverable (related parties - $9,891 and $15,688) (Exchanges - $101,205 and $94,204)	1,423,108	1,294,165
Prepaid reinsurance premiums (Exchanges - $99,762 and $100,980)	634,374	517,122
Premises and equipment, net (Exchanges - $2,843 and $4,269)	307,758	324,049
Intangible assets, net (Exchanges - $3,595 and $3,685)	389,853	404,070
Goodwill	181,827	174,153
Prepaid and other assets (Exchanges - $3,255 and $2,263)	155,900	155,830
Total assets	$9,089,734	$8,439,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	June 30,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $167,256 and $143,353)	$2,727,489	$2,663,557
Unearned premiums and other revenue (Exchanges - $246,763 and $225,395)	2,302,023	2,032,605
Reinsurance payable (Exchanges - $34,854 and $68,275)	581,154	398,047
Accounts payable and accrued expenses (related parties - $72,415 and $140,057) (Exchanges - $5,130 and $8,827)	664,834	431,881
Debt	705,077	713,710
Other liabilities (Exchanges - $43,722 and $41,582)	127,882	246,518
Total liabilities	$7,108,459	$6,486,318

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 107,057,771 shares - 2018; authorized 150,000,000 shares, issued and outstanding 106,697,648 shares - 2017.	$1,071	$1,067
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2018; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017. Aggregate liquidation preference $420,000 - 2018, $420,000 - 2017.	420,000	420,000
Additional paid-in capital	921,744	917,751
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(16,181)	(7,810)
Unrealized losses on investments, net of tax	(39,517)	(302)
Total accumulated other comprehensive income (loss)	(55,698)	(8,112)
Retained earnings	695,099	597,863
Total National General Holdings Corp. Stockholders’ Equity	1,982,216	1,928,569
Non-controlling interest	(941)	24,856
Total stockholders’ equity	$1,981,275	$1,953,425
Total liabilities and stockholders’ equity	$9,089,734	$8,439,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net earned premium	$942,906	$981,751	$1,848,444	$1,900,236
Ceding commission income	55,408	21,508	99,876	41,502
Service and fee income	130,501	125,176	272,623	251,118
Net investment income	25,995	27,531	51,006	56,575
Net loss on investments	(19,704)	(2,175)	(19,586)	(3,587)
Other income (expense)	—	(6,098)	—	3,703
Total revenues	1,135,106	1,147,693	2,252,363	2,249,547
Expenses:
Loss and loss adjustment expense	670,328	711,194	1,304,494	1,330,011
Acquisition costs and other underwriting expenses	181,860	188,795	350,570	363,515
General and administrative expenses	224,429	211,494	455,434	466,679
Interest expense	15,038	11,550	26,192	23,095
Total expenses	1,091,655	1,123,033	2,136,690	2,183,300
Income before provision for income taxes	43,451	24,660	115,673	66,247
Provision for income taxes	6,541	11,487	22,743	22,276
Net income	36,910	13,173	92,930	43,971
Net (income) loss attributable to non-controlling interest	7,638	159	19,826	6,284
Net income attributable to NGHC	44,548	13,332	112,756	50,255
Dividends on preferred stock	(7,875)	(7,875)	(15,750)	(15,750)
Net income attributable to NGHC common stockholders	$36,673	$5,457	$97,006	$34,505

Earnings per common share:
Basic	$0.34	$0.05	$0.91	$0.32
Diluted	$0.34	$0.05	$0.89	$0.32
Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

Weighted average common shares outstanding:
Basic	106,969,134	106,560,000	106,864,469	106,514,396
Diluted	109,402,465	109,447,812	109,181,041	109,364,273

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$36,910	$13,173	$92,930	$43,971
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax (tax - three months - $(1,645) and $(730); six months - $(1,833) and $(1,115))	(7,652)	(1,358)	(8,371)	(2,072)
Gross gain (loss) on investments, net of tax (tax - three months - $(5,276) and $9,315; six months - $(16,449) and $15,931)	(18,639)	17,300	(60,672)	29,586
Reclassification adjustments for investment gain/loss included in net income:
Other (gain) loss on investments, net of tax (tax - three months - $4,107 and $(3,282); six months - $4,107 and $(4,542))	15,448	(6,096)	15,450	(8,437)
Other comprehensive income (loss), net of tax	$(10,843)	$9,846	$(53,593)	$19,077
Comprehensive income	26,067	23,019	39,337	63,048
Comprehensive (income) loss attributable to non-controlling interest	8,505	3,309	25,797	8,608
Comprehensive income attributable to NGHC	$34,572	$26,328	$65,134	$71,656

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	112,756	(19,826)	92,930
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(8,371)	—	—	(8,371)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(39,251)	—	(5,971)	(45,222)
Common stock dividends	—	—	—	—	—	—	(8,564)	—	(8,564)
Preferred stock dividends	—	—	—	—	—	—	(15,750)	—	(15,750)
Common stock issued under employee stock plans and exercises of stock options	452,671	4	—	—	1,597	—	—	—	1,601
Shares withheld related to net share settlement	(92,548)	—	—	—	(2,114)	—	—	—	(2,114)
Stock-based compensation	—	—	—	—	4,510	—	—	—	4,510
Balance June 30, 2018	107,057,771	$1,071	2,565,000	$420,000	$921,744	$(55,698)	$695,099	$(941)	$1,981,275

	Six Months Ended June 30, 2017
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$913,787	$11,475	$539,114	$31,918	$1,917,358
Net income (loss)	—	—	—	—	—	—	50,255	(6,284)	43,971
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,072)	—	—	(2,072)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	23,473	—	(2,324)	21,149
Purchase of non-controlling interest	—	—	—	—	—	—	30	(243)	(213)
Common stock dividends	—	—	—	—	—	—	(8,522)	—	(8,522)
Preferred stock dividends	—	—	—	—	—	—	(15,750)	—	(15,750)
Common stock issued under employee stock plans and exercises of stock options	218,938	2	—	—	1,117	—	—	—	1,119
Shares withheld related to net share settlement	(39,920)	—	—	—	(834)	—	—	—	(834)
Stock-based compensation	—	—	—	—	4,487	—	—	—	4,487
Balance June 30, 2017	106,607,110	$1,066	2,565,000	$420,000	$918,557	$32,876	$565,127	$23,067	$1,960,693

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$92,930	$43,971
Reconciliation of net income to net cash provided by (used in) operating activities:
Net loss on investments	19,586	3,587
Bad debt expense	36,682	28,592
Depreciation and amortization	42,026	54,215
Stock-compensation expense	4,510	4,487
Deferred income taxes	(1,398)	(12,853)
Other	5,734	1,090
Changes in assets and liabilities:
Accrued investment income	(1,675)	154
Premiums and other receivables	(177,047)	(266,839)
Deferred acquisition costs	(30,888)	(33,838)
Reinsurance recoverable	(129,115)	(22,822)
Prepaid reinsurance premiums	(117,252)	(25,977)
Prepaid expenses and other assets	14,166	5,110
Unpaid loss and loss adjustment expense reserves	72,872	93,819
Unearned premiums and other revenue	288,399	244,041
Reinsurance payable	183,915	29,451
Accounts payable	(16,224)	31,363
Other liabilities	(123,022)	22,632
Net cash provided by operating activities	$164,199	$200,183
Cash flows from investing activities:
Purchases of debt securities, available-for-sale	$(729,785)	$(538,564)
Proceeds from sale and maturity of debt securities, available-for-sale	734,997	502,882
Purchases of equity securities	—	(28,981)
Proceeds from sale of equity securities	3,493	43,641
Purchases of debt securities, trading	—	(145,302)
Proceeds from sale and maturity of debt securities, trading	—	144,904
Purchases of short-term investments	(1,503,917)	(515,112)
Proceeds from sale of short-term investments	1,396,894	417,276
Purchases of other investments	(7,467)	(35,404)
Proceeds from sale and return of other investments	120,064	12,192
Purchases of premises and equipment	(81,733)	(28,620)
Other investing activities	(9,379)	(21,591)
Net cash used in investing activities	$(76,833)	$(192,679)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from debt	$—	$95,000
Repayments of debt	(9,000)	(86,441)
Dividends paid to common shareholders	(8,544)	(8,522)
Dividends paid to preferred shareholders	(15,750)	(15,750)
Taxes paid related to net share settlement of equity awards	(2,114)	(834)
Other financing activities, net	193	1,119
Net cash used in financing activities	$(35,215)	$(15,428)
Effect of exchange rate changes on cash and cash equivalents	$(8,307)	$2,920
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,844	(5,004)
Cash, cash equivalents, and restricted cash at beginning of the period	357,484	285,900
Cash, cash equivalents, and restricted cash at end of the period	$401,328	$280,896

Supplemental disclosures of non-cash investing and financing activities:
Unsettled securities purchases	$314,471	$111,251
Unsettled securities sales	249,089	17,982
Accrued common stock dividends	4,282	4,264
Accrued preferred stock dividends	7,875	7,875

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC on February 26, 2018. The balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date. The interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 have been adjusted from the information set forth in the Form 10-Q for the quarterly period ended June 30, 2017. See Note 3, “Revisions of Previously Issued Financial Statements” in the Company’s 2017 Form 10-K.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) are to be measured at fair value with changes in fair value recognized in earnings. The Company adopted ASU 2016-01 effective January 1, 2018, and recorded a cumulative-effect adjustment to the opening balance sheet, increasing Accumulated Other Comprehensive Income (“AOCI”) by $36 and decreasing retained earnings by the same amount. To conform to the current-year quarter presentation, equity securities are presented in a single line in the Company’s condensed consolidated balance sheets and statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU 2016-16 effective January 1, 2018. Based on the intra-entity transfers of assets executed by the Company, the adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity.

Not Yet Adopted

With the exception of those adopted above or discussed below, there have been no recent accounting pronouncements, changes in accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the six months ended June 30, 2018, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that are of significance, or potential significance, to the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company established a coordinated team to implement Topic 842. The Company is in the process of determining the scope of impact, data gathering, assessment, and evaluating its processes to meet the standard update, accounting, reporting, and disclosure requirements. The Company expects the adoption will have a significant impact on its consolidated financial statements, primarily to the consolidated balance sheets by recognizing a right-of-use asset and corresponding lease liability and related disclosures, due to the addition of operating leases previously accounted for as off-balance sheet transactions. The Company is currently unable to quantify the impact of adopting this guidance.

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

Disaggregation of Revenue by Type and Operating Segment

The following tables summarize revenue by type and operating segment within service and fee income:

	Three Months Ended June 30,
	2018			2017
	Property and Casualty	Accident and Health (1)	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$21,434	$15,792	$37,226	$20,016	$22,420	$42,436
Finance and processing fees	29,812	1,033	30,845	25,013	1,821	26,834
Installment fees	23,785	—	23,785	20,183	—	20,183
Group health administrative fees	—	19,806	19,806	—	15,447	15,447
Late payment fees	8,638	25	8,663	5,838	37	5,875
Other service and fee income	3,891	6,285	10,176	11,083	3,318	14,401
Total	$87,560	$42,941	$130,501	$82,133	$43,043	$125,176
NGHC	$87,115	$42,941	$130,056	$80,639	$43,043	$123,682
Reciprocal Exchanges	445	—	445	1,494	—	1,494
Total	$87,560	$42,941	$130,501	$82,133	$43,043	$125,176

	Six Months Ended June 30,
	2018			2017
	Property and Casualty	Accident and Health (1)	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$43,143	$33,316	$76,459	$49,761	$33,089	$82,850
Finance and processing fees	61,872	2,288	64,160	48,613	4,305	52,918
Installment fees	45,087	—	45,087	38,685	—	38,685
Group health administrative fees	—	39,097	39,097	—	30,008	30,008
Late payment fees	16,196	50	16,246	13,438	68	13,506
Other service and fee income	18,197	13,377	31,574	25,305	7,846	33,151
Total	$184,495	$88,128	$272,623	$175,802	$75,316	$251,118
NGHC	$181,604	$88,128	$269,732	$172,228	$75,316	$247,544
Reciprocal Exchanges	2,891	—	2,891	3,574	—	3,574
Total	$184,495	$88,128	$272,623	$175,802	$75,316	$251,118
(1) The impact to commission revenue for the three and six months ended June 30, 2018 was a decrease of $3,348 and $847, respectively, as a result of applying ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$34,132	$787	$(393)	$34,526
Federal agencies	25,611	—	(704)	24,907
States and political subdivision bonds	290,625	1,318	(4,665)	287,278
Foreign government	81,499	1,628	(18)	83,109
Corporate bonds	1,087,569	2,118	(24,778)	1,064,909
Residential mortgage-backed securities	977,350	436	(26,487)	951,299
Commercial mortgage-backed securities	387,190	351	(7,785)	379,756
Asset-backed securities	16,162	647	(99)	16,710
Structured securities	296,149	1,185	(1,014)	296,320
Total	$3,196,287	$8,470	$(65,943)	$3,138,814
NGHC	$2,893,486	$7,910	$(58,260)	$2,843,136
Reciprocal Exchanges	302,801	560	(7,683)	295,678
Total	$3,196,287	$8,470	$(65,943)	$3,138,814

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$36,236	$987	$(230)	$36,993
Federal agencies	20,711	5	(27)	20,689
States and political subdivision bonds	418,557	4,431	(3,907)	419,081
Foreign government	55,575	2,736	(57)	58,254
Corporate bonds	1,053,777	14,809	(7,697)	1,060,889
Residential mortgage-backed securities	1,020,481	211	(15,953)	1,004,739
Commercial mortgage-backed securities	143,519	2,340	(1,816)	144,043
Asset-backed securities	421	—	(7)	414
Structured securities	390,514	4,959	(686)	394,787
Total	$3,139,791	$30,478	$(30,380)	$3,139,889
NGHC	$2,835,293	$27,117	$(27,455)	$2,834,955
Reciprocal Exchanges	304,498	3,361	(2,925)	304,934
Total	$3,139,791	$30,478	$(30,380)	$3,139,889

As of June 30, 2018 and December 31, 2017, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2018, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$28,824	$28,688	$4,980	$4,993	$33,804	$33,681
Due after one year through five years	508,582	502,148	134,205	130,188	642,787	632,336
Due after five years through ten years	727,293	714,478	61,687	60,139	788,980	774,617
Due after ten years	335,644	335,991	14,370	14,424	350,014	350,415
Mortgage-backed securities	1,293,143	1,261,831	87,559	85,934	1,380,702	1,347,765
Total	$2,893,486	$2,843,136	$302,801	$295,678	$3,196,287	$3,138,814

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
June 30, 2018	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
U.S. Treasury	$19,916	$(307)	129	$10,342	$(86)	131	$30,258	$(393)
Federal agencies	24,311	(671)	15	597	(33)	4	24,908	(704)
States and political subdivision bonds	143,092	(2,761)	217	48,117	(1,904)	70	191,209	(4,665)
Foreign government	2,482	(18)	2	—	—	—	2,482	(18)
Corporate bonds	730,596	(19,282)	692	88,388	(5,496)	84	818,984	(24,778)
Residential mortgage-backed securities	749,564	(21,828)	188	75,994	(4,659)	11	825,558	(26,487)
Commercial mortgage-backed securities	262,270	(7,097)	63	11,142	(688)	9	273,412	(7,785)
Asset-backed securities	300	(43)	1	1,541	(56)	7	1,841	(99)
Structured securities	133,828	(924)	78	4,401	(90)	2	138,229	(1,014)
Total	$2,066,359	$(52,931)	1,385	$240,522	$(13,012)	318	$2,306,881	$(65,943)
NGHC	$1,821,899	$(46,021)	1,241	$224,215	$(12,239)	310	$2,046,114	$(58,260)
Reciprocal Exchanges	244,460	(6,910)	144	16,307	(773)	8	260,767	(7,683)
Total	$2,066,359	$(52,931)	1,385	$240,522	$(13,012)	318	$2,306,881	$(65,943)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2017	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
U.S. Treasury	$21,567	$(131)	62	$10,555	$(99)	20	$32,122	$(230)
Federal agencies	10,069	(11)	6	615	(16)	4	10,684	(27)
States and political subdivision bonds	145,396	(1,851)	215	86,894	(2,056)	125	232,290	(3,907)
Foreign government	—	—	—	2,443	(57)	2	2,443	(57)
Corporate bonds	402,236	(4,564)	341	110,207	(3,133)	93	512,443	(7,697)
Residential mortgage-backed securities	886,032	(13,476)	72	89,412	(2,477)	9	975,444	(15,953)
Commercial mortgage-backed securities	50,537	(727)	14	27,072	(1,089)	27	77,609	(1,816)
Asset-backed securities	—	—	—	414	(7)	2	414	(7)
Structured securities	73,561	(631)	18	3,727	(55)	4	77,288	(686)
Total	$1,589,398	$(21,391)	728	$331,339	$(8,989)	286	$1,920,737	$(30,380)
NGHC	$1,408,081	$(19,254)	623	$300,732	$(8,201)	268	$1,708,813	$(27,455)
Reciprocal Exchanges	181,317	(2,137)	105	30,607	(788)	18	211,924	(2,925)
Total	$1,589,398	$(21,391)	728	$331,339	$(8,989)	286	$1,920,737	$(30,380)

There were 1,703 and 1,014 securities at June 30, 2018 and December 31, 2017, respectively, that account for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of June 30, 2018 and December 31, 2017, of the $13,012 and $8,989, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those were greater than or equal to 25% of its amortized cost.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for indicators of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

(c) Equity Securities

The fair values of equity securities were as follows:

	June 30, 2018	December 31, 2017
Common stock	$42,011	$48,119
Preferred stock	463	2,222
Total	$42,474	$50,341
NGHC	$42,474	$50,341
Reciprocal Exchanges	—	—
Total	$42,474	$50,341

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash and short-term investments	$142	$117	$329	$151
Debt securities	25,570	28,339	49,826	55,157
Equity securities	204	91	359	166
Other income, net (related parties - three months - $340 and $(755); six months - $45 and $3,059)	1,832	1,497	3,653	5,315
Investment income	27,748	30,044	54,167	60,789
Investment expenses	(1,753)	(2,513)	(3,161)	(4,214)
Net Investment Income	$25,995	$27,531	$51,006	$56,575
NGHC	$23,790	$25,384	$46,657	$51,544
Reciprocal Exchanges	2,205	2,147	4,349	5,031
Net Investment Income	$25,995	$27,531	$51,006	$56,575

(e) Net Realized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The table below indicates realized gains and losses and OTTI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Debt securities, available-for-sale:
Gross gains	$964	$8,233	$2,088	$10,720
Gross losses	(20,519)	(626)	(21,645)	(2,371)
Net realized gain (loss) on debt securities, available-for-sale	(19,555)	7,607	(19,557)	8,349
Debt securities, trading	—	(1,423)	—	(4,066)
Equity securities	(4,779)	(8,931)	(5,827)	(9,091)
OTTI	—	(25)	—	(25)
Foreign exchange and other investments, net	4,630	597	5,798	1,246
Net realized gain (loss) on investments	$(19,704)	$(2,175)	$(19,586)	$(3,587)
NGHC	$(18,736)	$(8,362)	$(18,487)	$(9,774)
Reciprocal Exchanges	(968)	6,187	(1,099)	6,187
Net realized gain (loss) on investments	$(19,704)	$(2,175)	$(19,586)	$(3,587)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Net gains and losses recognized during the reporting period on equity securities and debt securities classified as trading still held at the reporting date were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Equity Securities	Equity Securities and Debt Securities	Equity Securities	Equity Securities and Debt Securities
Net losses recognized during the period	$(4,779)	$(12,150)	$(5,827)	$(17,812)
Less: Net losses recognized during the period on securities sold during the period	(108)	(57)	(108)	(1,857)
Net losses recognized during the reporting period on securities still held at the reporting date	$(4,671)	$(12,093)	$(5,719)	$(15,955)

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s debt securities and preferred stock securities, as rated by Standard & Poor’s.

	NGHC			Reciprocal Exchanges
June 30, 2018	Cost or Amortized Cost	Fair Value	Percentage	Cost or Amortized Cost	Fair Value	Percentage
U.S. Treasury	$28,103	$28,502	1.0%	$6,029	$6,024	2.0%
AAA	426,453	427,566	15.0%	19,616	19,172	6.5%
AA, AA+, AA-	1,301,805	1,266,280	44.5%	140,668	137,581	46.5%
A, A+, A-	521,921	512,654	18.0%	136,454	132,869	45.0%
BBB, BBB+, BBB-	551,077	545,005	19.2%	—	—	—%
BB+ and lower	64,559	63,592	2.3%	34	32	—%
Total	$2,893,918	$2,843,599	100.0%	$302,801	$295,678	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2017	Cost or Amortized Cost	Fair Value	Percentage	Cost or Amortized Cost	Fair Value	Percentage
U.S. Treasury	$30,244	$31,026	1.1%	$5,992	$5,967	2.0%
AAA	255,132	259,506	9.1%	29,540	28,961	9.5%
AA, AA+, AA-	1,399,287	1,382,191	48.7%	133,250	133,316	43.7%
A, A+, A-	531,185	534,298	18.8%	135,682	136,657	44.8%
BBB, BBB+, BBB-	574,456	581,406	20.5%	—	—	—%
BB+ and lower	47,542	48,759	1.8%	34	33	—%
Total	$2,837,846	$2,837,186	100.0%	$304,498	$304,934	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations.

June 30, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	3.5%	2.0%	24.1%	14.5%	2.1%	$492,486	46.2%
Industrials	0.5%	5.3%	22.8%	22.2%	0.8%	549,268	51.6%
Utilities/Other	—%	—%	2.1%	0.1%	—%	23,155	2.2%
Total	4.0%	7.3%	49.0%	36.8%	2.9%	$1,064,909	100.0%
NGHC	3.6%	2.4%	36.5%	36.8%	2.9%	$875,860	82.2%
Reciprocal Exchanges	0.4%	4.9%	12.5%	—%	—%	189,049	17.8%
Total	4.0%	7.3%	49.0%	36.8%	2.9%	$1,064,909	100.0%

December 31, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	2.9%	7.8%	31.7%	11.9%	—%	$575,746	54.3%
Industrials	0.7%	3.0%	16.9%	21.8%	0.5%	454,764	42.9%
Utilities/Other	—%	—%	1.3%	1.5%	—%	30,388	2.8%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%
NGHC	2.9%	3.4%	37.1%	35.2%	0.5%	$839,615	79.1%
Reciprocal Exchanges	0.7%	7.4%	12.8%	—%	—%	221,283	20.9%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%

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

The Company’s cash, cash equivalents, and restricted cash are as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$335,255	$292,282
Restricted cash and cash equivalents	66,073	65,202
Cash, cash equivalents and restricted cash	$401,328	$357,484

The fair values of the Company’s restricted investments are as follows:

	June 30, 2018	December 31, 2017
State deposits, at fair value	$73,828	$76,996
Restricted investments to trusts, at fair value	99,017	110,314
Total	$172,845	$187,310

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(h) Short-term and Other Investments

Short-term investments consist of money market funds rated by Standard & Poor’s as AAA.

The table below summarizes the composition of other investments:

	June 30, 2018	December 31, 2017
Equity method investments (related parties - $106,162 and $221,375)	$143,952	$256,321
Note receivable - related party. See Note 13, "Related Party Transactions"	126,930	126,173
Long-term Certificates of Deposit (CDs), at cost	20,339	20,339
Investments, at fair value	10,679	10,791
Investments, at cost or amortized cost	7,668	7,668
Total	$309,568	$421,292

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

The Company’s cost-method investments are assessed for impairment quarterly. No impairment losses were recorded for the three and six months ended June 30, 2018 and 2017.

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

LSC Entities

The Company has a 50% ownership interest in two entities (collectively, the “LSC Entities”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entities used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entities account for these life settlement contracts using the fair value method.

On December 28, 2017, the LSC Entities contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217,831 cash (including an advance of $39,724 on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. Since December 28, 2017, the LSC Entities have a 30% non-controlling equity interest in the limited partnership. The carrying value of their investment in the limited partnership was $68,085. As of June 30, 2018 and December 31, 2017, the LSC Entities directly held one and six life settlement contracts, respectively.

The Company’s equity interest in the LSC Entities as of June 30, 2018 and December 31, 2017, was $48,157 and $160,683, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from the LSC Entities of $809 and $(200), respectively, made contributions of $0 and $11,040, respectively, and received distributions of $9,000

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

and $0, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from the LSC Entities of $1,509 and $3,675, respectively, made contributions of $2,000 and $21,040, respectively, and received distributions of $116,035 and $0, respectively.

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $723 and $703 in rent for the three months ended June 30, 2018 and 2017, respectively. The Company paid 800 Superior, LLC $1,445 and $1,406 in rent for the six months ended June 30, 2018 and 2017, respectively. The Company’s equity interest in 800 Superior, LLC as of June 30, 2018 and December 31, 2017 was $143 and $1,405, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(192) and $(34), respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(1,262) and $(151), respectively.

East Ninth & Superior, LLC

The Company holds an investment in East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of June 30, 2018 and December 31, 2017 was $4,286 and $4,251, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $19 and $27, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $35 and $37, respectively.

North Dearborn Building Company, L.P.

The Company holds an investment in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each hold a 45% limited partnership interest in North Dearborn, while NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of June 30, 2018 and December 31, 2017 was $6,292 and $7,582, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(156) and $(490), respectively, and received distributions of $1,125 and $0, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(165) and $(740), respectively, and received distributions of $1,125 and $0, respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $550 and $706 in rent for the three months ended June 30, 2018 and 2017, respectively. The Company paid 4455 LBJ Freeway, LLC $1,124 and $1,130 in rent for the six months ended June 30, 2018 and 2017, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of June 30, 2018 and December 31, 2017 was $729 and $740, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $(13) and $88, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $(11) and $213, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Illinois Center Building, L.P.

The Company holds an investment in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each hold a 37.5% limited partnership interest in Illinois Center, while ACP Re holds a 15.0% limited partnership interest. NA Advisors holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of June 30, 2018 and December 31, 2017 was $46,555 and $46,715, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(1,301) and $(1,132), respectively, and made contributions of $2,250 and $1,875, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(2,410) and $(2,295), respectively, and made contributions of $2,250 and $1,875, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of June 30, 2018 and December 31, 2017. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

•	Preferred stock. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes.

•	Short-term investments. Comprised of money market funds that are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

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

Assets measured at fair value on a recurring basis are as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$34,526	$—	$—	$34,526
Federal agencies	24,907	—	—	24,907
States and political subdivision bonds	—	283,681	3,597	287,278
Foreign government	—	83,109	—	83,109
Corporate bonds	—	1,040,401	24,508	1,064,909
Residential mortgage-backed securities	—	951,299	—	951,299
Commercial mortgage-backed securities	—	379,756	—	379,756
Asset-backed securities	—	16,710	—	16,710
Structured securities	—	296,320	—	296,320
Total available-for-sale debt securities	59,433	3,051,276	28,105	3,138,814
Equity securities:
Common stock	38,090	—	3,921	42,011
Preferred stock	—	184	279	463
Total equity securities	38,090	184	4,200	42,474
Short-term investments	144,446	1,004	—	145,450
Other investments	—	—	10,679	10,679
Total	$241,969	$3,052,464	$42,984	$3,337,417
NGHC	$209,509	$2,762,810	$42,984	$3,015,303
Reciprocal Exchanges	32,460	289,654	—	322,114
Total	$241,969	$3,052,464	$42,984	$3,337,417

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$36,993	$—	$—	$36,993
Federal agencies	20,689	—	—	20,689
States and political subdivision bonds	—	415,000	4,081	419,081
Foreign government	—	58,254	—	58,254
Corporate bonds	—	1,036,344	24,545	1,060,889
Residential mortgage-backed securities	—	1,004,739	—	1,004,739
Commercial mortgage-backed securities	—	144,043	—	144,043
Asset-backed securities	—	414	—	414
Structured securities	—	394,787	—	394,787
Total available-for-sale debt securities	57,682	3,053,581	28,626	3,139,889
Equity securities:
Common stock	43,067	—	5,052	48,119
Preferred stock	—	1,952	270	2,222
Total equity securities	43,067	1,952	5,322	50,341
Short-term investments	38,266	—	—	38,266
Other investments	—	9	10,782	10,791
Total	$139,015	$3,055,542	$44,730	$3,239,287
NGHC	$110,769	$2,756,575	$44,730	$2,912,074
Reciprocal Exchanges	28,246	298,967	—	327,213
Total	$139,015	$3,055,542	$44,730	$3,239,287

The following tables provide a reconciliation of recurring fair value measurements of the Company’s Level 3 financial assets:

		Total gains (losses) included in:
	Balance as of January 1, 2018	Net income	Other comprehensive income	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of June 30, 2018	Net gains (losses) included in net income on instruments held at end of period
States and political subdivision bonds	$4,081	$—	$(484)	$—	$—	$—	$3,597	$—
Corporate bonds	24,545	—	(37)	—	—	—	24,508	—
Common stock	5,052	(1,131)	—	—	—	—	3,921	(1,131)
Preferred stock	270	9	—	—	—	—	279	9
Other investments(1)	10,782	1,075	—	—	(1,178)	—	10,679	1,075
Total	$44,730	$(47)	$(521)	$—	$(1,178)	$—	$42,984	$(47)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

		Total gains (losses) included in:
	Balance as of January 1, 2017	Net income	Other comprehensive income	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of June 30, 2017	Net gains (losses) included in net income on instruments held at end of period
States and political subdivision bonds	$4,732	$—	$—	$—	$—	$(4,732)	$—	$—
Foreign government	1,910	—	—	—	—	(1,910)	—	—
Corporate bonds	36,044	—	(345)	—	(9,620)	2,344	28,423	—
Residential mortgage-backed securities	7,423	—	—	—	(1)	(7,422)	—	—
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—	—
Structured securities	9,055	—	—	—	(2,001)	(7,054)	—	—
Common stock	6,297	—	(420)	4,119	(6,297)	1	3,700	—
Preferred stock	—	—	(5)	—	—	280	275	—
Other investments(1)	9,427	45	—	3,986	(1,462)	—	11,996	45
Total	$79,737	$45	$(770)	$8,105	$(19,381)	$(23,342)	$44,394	$45
(1) Other investments gains and losses recognized in net income are reported within net investment income in the condensed consolidated statements of income.

During the six months ended June 30, 2018, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

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

At June 30, 2018 and December 31, 2017, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and are classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 9, “Debt” for additional information.

As of June 30, 2018 and December 31, 2017, the Company’s 7.625% Notes are publicly traded and classified as Level 2.

As of June 30, 2018, the Company’s 6.75% Notes, the Subordinated Debentures and the Credit Agreement are not publicly traded and are classified as Level 3. As of December 31, 2017, the Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes and the Credit Agreement are not publicly traded and are classified as Level 3.

As of June 30, 2018 and December 31, 2017, the fair values of the Company’s 6.75% Notes and the Credit Agreement were determined using analytical procedures on similar publicly traded corporate bonds and loans, and were valued using the discounted cash flow method of the income approach. The cash flows were discounted at a market yield, calculated using the risk-free rate plus a credit spread. As of June 30, 2018, the fair value of the Company’s Subordinated Debentures were valued using the Black-Derman-Toy interest rate lattice model. As of December 31, 2017, the fair values of the Company’s Subordinated Debentures, Imperial Surplus Notes and SPCIC Surplus Notes were valued using the Black-Derman-Toy interest rate lattice model.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	June 30, 2018		December 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,799	$102,320	$96,756	$101,640
6.75% Notes	346,110	349,971	345,786	366,131
Subordinated Debentures	72,168	72,095	72,168	72,101
Imperial Surplus Notes	—	—	5,000	4,984
SPCIC Surplus Notes	—	—	4,000	3,996
Credit Agreement	190,000	195,070	190,000	195,420
Total	$705,077	$719,456	$713,710	$744,272

6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Six Months Ended June 30,
	2018			2017
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance at beginning of the period	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922
Additions	261,360	11,276	272,636	304,734	42,083	346,817
Amortization	(234,864)	(10,428)	(245,292)	(269,876)	(42,950)	(312,826)
Change in DAC	26,496	848	27,344	34,858	(867)	33,991
Balance at end of the period	$224,779	$18,954	$243,733	$242,455	$12,458	$254,913
NGHC	$200,460	$18,954	$219,414	$205,777	$12,458	$218,235
Reciprocal Exchanges	24,319	—	24,319	36,678	—	36,678
Balance at end of the period	$224,779	$18,954	$243,733	$242,455	$12,458	$254,913

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The table below shows the rollforward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Six Months Ended June 30,
	2018					2017
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866
Less: Reinsurance recoverable at beginning of the period	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)
Net balance at beginning of the period	1,203,056	239,813	1,442,869	90,945	1,533,814	1,108,719	189,467	1,298,186	94,883	1,393,069
Incurred losses and LAE related to:
Current year	1,059,125	191,135	1,250,260	88,282	1,338,542	1,110,962	167,757	1,278,719	64,752	1,343,471
Prior year	(20,552)	(11,423)	(31,975)	(2,073)	(34,048)	2,216	(12,844)	(10,628)	(2,832)	(13,460)
Total incurred	1,038,573	179,712	1,218,285	86,209	1,304,494	1,113,178	154,913	1,268,091	61,920	1,330,011
Paid losses and LAE related to:
Current year	(507,951)	(64,516)	(572,467)	(49,507)	(621,974)	(558,944)	(58,285)	(617,229)	(38,012)	(655,241)
Prior year	(517,629)	(93,708)	(611,337)	(27,267)	(638,604)	(475,902)	(75,172)	(551,074)	(25,318)	(576,392)
Total paid	(1,025,580)	(158,224)	(1,183,804)	(76,774)	(1,260,578)	(1,034,846)	(133,457)	(1,168,303)	(63,330)	(1,231,633)
Effect of foreign exchange rates	—	(8,978)	(8,978)	—	(8,978)	—	4,572	4,572	—	4,572
Net balance at end of the period	1,216,049	252,323	1,468,372	100,380	1,568,752	1,187,051	215,495	1,402,546	93,473	1,496,019
Plus reinsurance recoverable at end of the period	1,078,726	13,135	1,091,861	66,876	1,158,737	818,621	11,157	829,778	46,432	876,210
Gross balance at end of period	$2,294,775	$265,458	$2,560,233	$167,256	$2,727,489	$2,005,672	$226,652	$2,232,324	$139,905	$2,372,229

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2018. Loss and LAE for the six months ended June 30, 2018 included $34,048 of favorable development on prior accident year loss and LAE reserves. The $22,625 of favorable development in the property and casualty segment (including $2,073 of favorable development for the Reciprocal Exchanges) was driven by favorable development in the Company’s auto physical damage and homeowners products, while the $11,423 of favorable development in the accident and health segment was primarily driven by favorable development in the Company’s accident and health domestic products.
2017. Loss and LAE for the six months ended June 30, 2017 included $13,460 of favorable development on prior accident year loss and LAE reserves. The $616 of favorable development in the property and casualty segment (including $2,832 of favorable development for the Reciprocal Exchanges) was primarily driven by favorable development for the Reciprocal Exchanges, while $12,844 of favorable development in the accident and health products was primarily driven by favorable development in the Company’s domestic stop loss programs.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8. Reinsurance

The Company’s insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best Company, Inc. rating of “A-” (Excellent) or are fully collateralized at the time they enter into the Company’s reinsurance agreements. The Company also enters into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

The Company’s reinsurance recoverable summary is as follows:

	June 30, 2018	December 31, 2017
Reinsurance Recoverable on paid losses	$264,371	$164,422
Reinsurance Recoverable on unpaid losses	1,158,737	1,129,743
Reinsurance Recoverable	$1,423,108	$1,294,165

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	June 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$91,321	$1,158,737	$134,246	$1,129,743
Unearned premiums	33,427	634,374	45,182	517,122

The following is a summary of the effect of reinsurance on premiums and losses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Premium:	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,310,908	$1,256,277	$1,121,696	$1,049,517	$2,724,785	$2,447,604	$2,316,917	$1,985,292
Assumed	29,541	31,498	12,213	61,168	48,794	60,549	70,375	159,206
Total Gross Premium	1,340,449	1,287,775	1,133,909	1,110,685	2,773,579	2,508,153	2,387,292	2,144,498
Ceded	(450,474)	(344,869)	(141,909)	(128,934)	(776,961)	(659,709)	(270,239)	(244,262)
Net Premium	$889,975	$942,906	$992,000	$981,751	$1,996,618	$1,848,444	$2,117,053	$1,900,236

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$10,329	$225,234	$25,356	$91,454	$9,008	$422,551	$55,302	$183,006

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Quota Share Agreements

Effective July 1, 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business, under which the Company cedes 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, the Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5,000 per risk or $70,000 per event. The Company retains the flexibility, under certain conditions, to increase the cession percentage up to a maximum cession percentage of 30.0% and to decrease the cession percentage to a minimum cession of 10.0% during 2018 and 5.0% during 2019.

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

Catastrophe Reinsurance

As of May 1, 2017, the Company’s reinsurance property catastrophe excess of loss program went into effect protecting the Company against catastrophic events and other large losses. The property catastrophe program provides a total of $575,000 in coverage with a $70,000 retention, with one reinstatement. Effective July 1, 2017, the casualty program provides $45,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk. The Company renewed its property catastrophe excess of loss program under the same coverages effective May 1, 2018.

As of July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provided a total of $375,000 in coverage with a $20,000 retention, with one reinstatement. Effective July 1, 2018, the Reciprocal Exchanges renewed its property catastrophe excess of loss program providing a total of $475,000 in coverage with a $20,000 retention, with one reinstatement.

9. Debt

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance were approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three months ended June 30, 2018 and 2017, was $1,907 and $1,901, respectively. Interest expense on the 7.625% Notes for the six months ended June 30, 2018 and 2017, was $3,813 and $3,781, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of June 30, 2018.

6.75% Notes due 2024

The Company previously issued $350,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in two private placements. The net proceeds the Company received from the issuances were approximately $343,850, after deducting issuance expenses. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. Interest expense on the 6.75% Notes for the three months ended June 30, 2018 and 2017, was $5,907 and $5,890, respectively. Interest expense on the 6.75% Notes for the six months ended June 30, 2018 and 2017, was $11,813 and $11,715, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of June 30, 2018.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three months ended June 30, 2018 and 2017, was $1,097 and $907, respectively. Interest expense on the Subordinated Debentures for the six months ended June 30, 2018 and 2017, was $2,083 and $1,910, respectively.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, was the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bore interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. On May 15, 2018, the Company redeemed the Imperial Surplus Notes. Interest expense on the Imperial Surplus Notes for the three months ended June 30, 2018 and 2017, was $37 and $65, respectively. Interest expense on the Imperial Surplus Notes for the six months ended June 30, 2018 and 2017, was $108 and $128, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, was the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bore interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. On April 2, 2018, the Company redeemed the SPCIC Surplus Notes. Interest expense on the SPCIC Surplus Notes for the three months ended June 30, 2018 and 2017, was $0 and $54, respectively. Interest expense on the SPCIC Surplus Notes for the six months ended June 30, 2018 and 2017, was $58 and $105, respectively.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.30% as of June 30, 2018).

As of June 30, 2018, there was $190,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of June 30, 2018 was 4.39%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three months ended June 30, 2018 and 2017, was $2,066 and $1,105, respectively. Interest expense on the Credit Agreement for the six months ended June 30, 2018 and 2017, was $3,750 and $1,544, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of June 30, 2018.

Maturities of the Company’s debt for the years subsequent to June 30, 2018 are as follows:

	2018 (remaining six months)	2019	2020	2021	2022	2023	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	—	72,168	72,168
Credit Agreement	—	—	190,000	—	—	—	—	190,000
Total principal amount of debt	$—	$—	$190,000	$—	$—	$—	$522,168	$712,168
Less: Unamortized debt issuance costs and unamortized discount								(7,091)
Carrying amount of debt								$705,077

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “Act”). The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and revises the tax treatment of certain items for property and casualty insurers. As of June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act and additional information and analysis is required; however, under the guidance, Staff Accounting Bulletin No. 118 (“SAB 118”), in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional expense (benefit) of $25,783 for NGHC and $(5,194) for the Reciprocal Exchanges during 2017. These amounts are primarily related to the restatement of deferred taxes from 35% to the newly enacted 2018 rate of 21%, and were recorded to income tax expense for the year ended December 31, 2017. No changes to these provisional amounts were recorded during the six months ended June 30, 2018. The Company will continue to make and refine calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as the Company gains a more thorough understanding of the tax law and/or as regulations are promulgated.

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

The following tables provide a reconciliation of the difference in the Company’s income tax expense compared to the federal statutory rate of 21% and 35% for June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision for income taxes	$53,990	$(10,539)	$43,451	$24,717	$(57)	$24,660
Tax at federal statutory rate	$11,337	$(2,213)	$9,124	$8,650	$(20)	$8,630
Tax effects resulting from:
Exempt foreign income	(1,213)	—	(1,213)	2,353	—	2,353
Statutory equalization reserves	—	—	—	(3,914)	—	(3,914)
Other	(682)	(688)	(1,370)	4,326	92	4,418
Total income tax reported	$9,442	$(2,901)	$6,541	$11,415	$72	$11,487
Effective tax rate	17.5%	27.5%	15.1%	46.2%	(126.3)%	46.6%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision for income taxes	$140,769	$(25,096)	$115,673	$74,707	$(8,460)	$66,247
Tax at federal statutory rate	$29,561	$(5,270)	$24,291	$26,147	$(2,961)	$23,186
Tax effects resulting from:
Exempt foreign income	(2,202)	—	(2,202)	(4,843)	—	(4,843)
Statutory equalization reserves	—	—	—	(3,463)	—	(3,463)
Other	654	—	654	6,611	785	7,396
Total income tax reported	$28,013	$(5,270)	$22,743	$24,452	$(2,176)	$22,276
Effective tax rate	19.9%	21.0%	19.7%	32.7%	25.7%	33.6%

The Company’s consolidated effective tax rate decreased from 33.6% for the six months ended June 30, 2017 to 19.7% for the six months ended June 30, 2018. The decrease was primarily driven by the change of the federal statutory rate.

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

11. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of June 30, 2018, 591,811 shares of the Company’s common stock remained available for grants under the Plans.

A summary of the Company’s stock option awards is shown below:

	Shares Subject to Options Outstanding
Six Months Ended June 30, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,450,585	$9.37
Exercised	(202,260)	7.92
Outstanding at end of period	3,248,325	$9.46	4.5	$54,811
Exercisable at end of period	3,204,575	$9.35	4.5	$54,428
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $26.33, as reported on the Nasdaq Global Select Market on June 29, 2018.

No options were granted, forfeited or expired during the six months ended June 30, 2018. The total intrinsic value of the options exercised for the three months ended June 30, 2018 and 2017 was $2,129 and $1,136, respectively, and for the six months ended June 30, 2018 and 2017 was $3,631 and $1,532, respectively. The total fair value of stock options vested for the three months ended June 30, 2018 and 2017 was $412 and $1,415, respectively, and for the six months ended June 30, 2018 and 2017 was $633 and $1,651, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the Company’s RSUs is shown below:

	RSUs
Six Months Ended June 30, 2018	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	845,459	$21.83
Granted	388,350	20.25
Vested	(250,411)	22.05
Forfeited	(13,600)	19.92
Non-vested at end of period	969,798	$21.17

The weighted-average grant date fair value of RSUs granted for the six months ended June 30, 2018 and 2017 was $20.25 and $24.09, respectively. The total fair value of the RSUs vested for the three months ended June 30, 2018 and 2017 was $1,639 and $312, respectively, and for the six months ended June 30, 2018 and 2017 was $5,521 and $1,949, respectively.

Compensation expense, included in general and administrative expenses, for all share-based compensation plans was $2,380 and $2,307 for the three months ended June 30, 2018 and 2017, respectively, and $4,510 and $4,487 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company had approximately $16,649 of unrecognized share-based compensation expense, substantially all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years based on vesting under the award service conditions.

12. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to NGHC	$44,548	$13,332	$112,756	$50,255
Less: Dividends on preferred stock	(7,875)	(7,875)	(15,750)	(15,750)
Net income attributable to NGHC common stockholders	$36,673	$5,457	$97,006	$34,505

Denominator:
Weighted average number of common shares outstanding – basic	106,969,134	106,560,000	106,864,469	106,514,396
Potentially dilutive securities:
Employee stock options	2,117,842	1,995,833	2,037,772	2,137,355
RSUs	315,489	891,979	278,800	712,522
Weighted average number of common shares outstanding – diluted	109,402,465	109,447,812	109,181,041	109,364,273

Basic earnings per share attributable to NGHC common stockholders	$0.34	$0.05	$0.91	$0.32
Diluted earnings per share attributable to NGHC common stockholders	$0.34	$0.05	$0.89	$0.32

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

Agreements with AmTrust and Affiliated Entities

Asset Management Agreement

Pursuant to an asset management agreement among the Company and AmTrust, the Company paid AmTrust a fee for managing the Company’s investment portfolio. The asset management agreement was terminated effective May 1, 2018. Prior to the termination of this agreement, AmTrust provided investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter was greater than $1 billion. The amounts charged for such expenses were $1,504 and $1,080 for the three months ended June 30, 2018 and 2017, respectively, and $2,155 and $2,195 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, there was a payable to AmTrust related to these services in the amount of $410 and $1,208, respectively.

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

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide printing and mailing services, and management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement of $5,334 and $16,004 for the three months ended June 30, 2018 and 2017, respectively, and $9,090 and $31,060 for the six months ended June 30, 2018 and 2017, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $9,891 and $15,688 at June 30, 2018 and December 31, 2017, respectively. The net recovery under the agreement was $337 and $560 for the three months ended June 30, 2018 and 2017, respectively, and $434 and $2,996 for the six months ended June 30, 2018 and 2017, respectively.

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit, assets held in trust for the benefit of the Company or cash. ACP Re and Maiden held assets in trust in the amount of $5,692 and $10,157, respectively, as of June 30, 2018 and $6,530 and $13,834, respectively, as of December 31, 2017.

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

In 2016, the parties entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement. Under the restated terms, the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by a related-party trust, the Michael Karfunkel Family 2005 Trust (the “Trust”). The Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant. The maturity date of the loan is September 20, 2036. The interest rate on the outstanding principal balance of $250,000 is a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

As of June 30, 2018 and December 31, 2017 there was a receivable related to the ACP Re Credit Agreement of $126,930 and $126,173, respectively. The Company recorded interest income of $1,174 and $1,160 for the three months ended June 30, 2018 and 2017, respectively, and $2,348 and $2,320 for the six months ended June 30, 2018 and 2017, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of the Company’s reserve position based on collateral levels maintained. Management determined no reserve was needed for the carrying value of the loan at June 30, 2018 and December 31, 2017.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $208 and $188 in rent for the three months ended June 30, 2018 and 2017, respectively, and $415 and $375 for the six months ended June 30, 2018 and 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $75 and $74 in rent for the three months ended June 30, 2018 and 2017, respectively, and $150 and $147 for the six months ended June 30, 2018 and 2017, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Segment Information

The Company currently operates two business segments, “Property and Casualty” and “Accident and Health.” The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment performance based on segment profit separately from the results of the Company’s investment portfolio. Other operating expenses allocated to the segments are called “General and administrative expenses” which are allocated on an actual basis except corporate salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as premiums, deferred acquisition costs, reinsurance recoverable, prepaid reinsurance premiums, intangible assets and goodwill, while the remaining assets are allocated to Corporate and Other.

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

The following tables summarize the results of operations of the Company’s operating segments:

	Three Months Ended June 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,183,613	$156,836	$—	$1,340,449
Ceded premiums	(432,896)	(17,578)	—	(450,474)
Net premium written	750,717	139,258	—	889,975
Change in unearned premium	36,020	16,911	—	52,931
Net earned premium	786,737	156,169	—	942,906
Ceding commission income	55,146	262	—	55,408
Service and fee income	87,560	42,941	—	130,501
Total underwriting revenues	929,443	199,372	—	1,128,815
Underwriting expenses:
Loss and loss adjustment expense	581,894	88,434	—	670,328
Acquisition costs and other underwriting expenses	133,743	48,117	—	181,860
General and administrative expenses	177,297	47,132	—	224,429
Total underwriting expenses	892,934	183,683	—	1,076,617
Underwriting income	36,509	15,689	—	52,198
Net investment income	—	—	25,995	25,995
Net loss on investments	—	—	(19,704)	(19,704)
Interest expense	—	—	(15,038)	(15,038)
Provision for income taxes	—	—	(6,541)	(6,541)
Net (income) loss attributable to non-controlling interest	—	—	7,638	7,638
Net income attributable to NGHC	$36,509	$15,689	$(7,650)	$44,548

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,002,935	$130,974	$—	$1,133,909
Ceded premiums	(129,184)	(12,725)	—	(141,909)
Net premium written	873,751	118,249	—	992,000
Change in unearned premium	(26,852)	16,603	—	(10,249)
Net earned premium	846,899	134,852	—	981,751
Ceding commission income	21,237	271	—	21,508
Service and fee income	82,133	43,043	—	125,176
Total underwriting revenues	950,269	178,166	—	1,128,435
Underwriting expenses:
Loss and loss adjustment expense	625,664	85,530	—	711,194
Acquisition costs and other underwriting expenses	142,036	46,759	—	188,795
General and administrative expenses	172,652	38,842	—	211,494
Total underwriting expenses	940,352	171,131	—	1,111,483
Underwriting income	9,917	7,035	—	16,952
Net investment income	—	—	27,531	27,531
Net loss on investments	—	—	(2,175)	(2,175)
Other expense	—	—	(6,098)	(6,098)
Interest expense	—	—	(11,550)	(11,550)
Provision for income taxes	—	—	(11,487)	(11,487)
Net (income) loss attributable to non-controlling interest	—	—	159	159
Net income attributable to NGHC	$9,917	$7,035	$(3,620)	$13,332

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,382,967	$390,612	$—	$2,773,579
Ceded premiums	(748,960)	(28,001)	—	(776,961)
Net premium written	1,634,007	362,611	—	1,996,618
Change in unearned premium	(95,608)	(52,566)	—	(148,174)
Net earned premium	1,538,399	310,045	—	1,848,444
Ceding commission income	99,356	520	—	99,876
Service and fee income	184,495	88,128	—	272,623
Total underwriting revenues	1,822,250	398,693	—	2,220,943
Underwriting expenses:
Loss and loss adjustment expense	1,124,782	179,712	—	1,304,494
Acquisition costs and other underwriting expenses	258,845	91,725	—	350,570
General and administrative expenses	357,694	97,740	—	455,434
Total underwriting expenses	1,741,321	369,177	—	2,110,498
Underwriting income	80,929	29,516	—	110,445
Net investment income	—	—	51,006	51,006
Net loss on investments	—	—	(19,586)	(19,586)
Interest expense	—	—	(26,192)	(26,192)
Provision for income taxes	—	—	(22,743)	(22,743)
Net (income) loss attributable to non-controlling interest	—	—	19,826	19,826
Net income attributable to NGHC	$80,929	$29,516	$2,311	$112,756

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$2,064,363	$322,929	$—	$2,387,292
Ceded premiums	(246,673)	(23,566)	—	(270,239)
Net premium written	1,817,690	299,363	—	2,117,053
Change in unearned premium	(181,232)	(35,585)	—	(216,817)
Net earned premium	1,636,458	263,778	—	1,900,236
Ceding commission income	40,944	558	—	41,502
Service and fee income	175,802	75,316	—	251,118
Total underwriting revenues	1,853,204	339,652	—	2,192,856
Underwriting expenses:
Loss and loss adjustment expense	1,175,098	154,913	—	1,330,011
Acquisition costs and other underwriting expenses	285,266	78,249	—	363,515
General and administrative expenses	382,624	84,055	—	466,679
Total underwriting expenses	1,842,988	317,217	—	2,160,205
Underwriting income	10,216	22,435	—	32,651
Net investment income	—	—	56,575	56,575
Net loss on investments	—	—	(3,587)	(3,587)
Other income	—	—	3,703	3,703
Interest expense	—	—	(23,095)	(23,095)
Provision for income taxes	—	—	(22,276)	(22,276)
Net (income) loss attributable to non-controlling interest	—	—	6,284	6,284
Net income attributable to NGHC	$10,216	$22,435	$17,604	$50,255

The following tables summarize the total assets of the Company’s operating segments:

	June 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,281,638	$161,935	$249,089	$1,692,662
Deferred acquisition costs	224,779	18,954	—	243,733
Reinsurance recoverable	1,409,623	13,485	—	1,423,108
Prepaid reinsurance premiums	634,374	—	—	634,374
Intangible assets, net and Goodwill	453,922	117,758	—	571,680
Prepaid and other assets	24,202	25,802	105,896	155,900
Corporate and other assets	—	—	4,368,277	4,368,277
Total assets	$4,028,538	$337,934	$4,723,262	$9,089,734

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,177,350	$117,000	$29,971	$1,324,321
Deferred acquisition costs	198,283	18,106	—	216,389
Reinsurance recoverable	1,284,325	9,840	—	1,294,165
Prepaid reinsurance premiums	517,122	—	—	517,122
Intangible assets, net and Goodwill	464,153	114,070	—	578,223
Prepaid and other assets	21,141	35,608	99,081	155,830
Corporate and other assets	—	—	4,353,693	4,353,693
Total assets	$3,662,374	$294,624	$4,482,745	$8,439,743

The following tables show an analysis of the Company’s premiums by geographical location:

	Three Months Ended June 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,203,330	$117,981	$1,321,311	$1,021,698	$99,157	$1,120,855
Gross premium written - Europe	19,138	—	19,138	13,054	—	13,054
Total	$1,222,468	$117,981	$1,340,449	$1,034,752	$99,157	$1,133,909

Net premium written - North America	$803,989	$66,848	$870,837	$927,703	$51,243	$978,946
Net premium written - Europe	19,138	—	19,138	13,054	—	13,054
Total	$823,127	$66,848	$889,975	$940,757	$51,243	$992,000

Net earned premium - North America	$855,930	$51,803	$907,733	$911,458	$42,256	$953,714
Net earned premium - Europe	35,173	—	35,173	28,037	—	28,037
Total	$891,103	$51,803	$942,906	$939,495	$42,256	$981,751

	Six Months Ended June 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$2,436,102	$215,670	$2,651,772	$2,116,681	$181,373	$2,298,054
Gross premium written - Europe	121,807	—	121,807	89,238	—	89,238
Total	$2,557,909	$215,670	$2,773,579	$2,205,919	$181,373	$2,387,292

Net premium written - North America	$1,757,385	$117,426	$1,874,811	$1,934,871	$92,944	$2,027,815
Net premium written - Europe	121,807	—	121,807	89,238	—	89,238
Total	$1,879,192	$117,426	$1,996,618	$2,024,109	$92,944	$2,117,053

Net earned premium - North America	$1,681,042	$97,858	$1,778,900	$1,764,986	$81,288	$1,846,274
Net earned premium - Europe	69,544	—	69,544	53,962	—	53,962
Total	$1,750,586	$97,858	$1,848,444	$1,818,948	$81,288	$1,900,236

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company’s premium by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Premium Written	2018	2017	2018	2017
Property and Casualty
Personal Auto	$632,225	$514,703	$1,356,870	$1,161,607
Homeowners	190,706	151,471	330,959	265,672
RV/Packaged	59,999	52,598	109,463	97,352
Small Business Auto	84,986	80,890	171,230	167,266
Lender-placed insurance	80,599	90,374	165,533	166,644
Other	17,117	13,742	33,242	24,449
Property and Casualty	$1,065,632	$903,778	$2,167,297	$1,882,990
Accident and Health	156,836	130,974	390,612	322,929
NGHC Total	$1,222,468	$1,034,752	$2,557,909	$2,205,919

Reciprocal Exchanges
Personal Auto	$42,065	$35,221	$76,362	$63,380
Homeowners	74,895	63,049	137,416	116,376
Other	1,021	887	1,892	1,617
Reciprocal Exchanges Total	$117,981	$99,157	$215,670	$181,373

Total	$1,340,449	$1,133,909	$2,773,579	$2,387,292

	Three Months Ended June 30,		Six Months Ended June 30,
Net Premium Written	2018	2017	2018	2017
Property and Casualty
Personal Auto	$485,724	$471,372	$1,039,721	$1,068,251
Homeowners	50,304	131,926	142,900	236,471
RV/Packaged	59,118	52,190	108,307	96,709
Small Business Auto	63,432	72,864	128,159	152,072
Lender-placed insurance	14,887	86,525	78,101	159,357
Other	10,404	7,631	19,393	11,886
Property and Casualty	$683,869	$822,508	$1,516,581	$1,724,746
Accident and Health	139,258	118,249	362,611	299,363
NGHC Total	$823,127	$940,757	$1,879,192	$2,024,109

Reciprocal Exchanges
Personal Auto	$14,520	$21,601	$28,015	$38,707
Homeowners	52,016	29,174	88,824	53,390
Other	312	468	587	847
Reciprocal Exchanges Total	$66,848	$51,243	$117,426	$92,944

Total	$889,975	$992,000	$1,996,618	$2,117,053

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premium	2018	2017	2018	2017
Property and Casualty
Personal Auto	$486,438	$495,225	$940,654	$949,640
Homeowners	79,658	110,570	161,853	214,699
RV/Packaged	48,993	43,314	94,682	83,964
Small Business Auto	60,104	70,324	118,666	133,565
Lender-placed insurance	53,694	79,201	114,163	162,942
Other	6,047	6,009	10,523	10,360
Property and Casualty	$734,934	$804,643	$1,440,541	$1,555,170
Accident and Health	156,169	134,852	310,045	263,778
NGHC Total	$891,103	$939,495	$1,750,586	$1,818,948

Reciprocal Exchanges
Personal Auto	$12,462	$17,239	$25,459	$33,356
Homeowners	39,109	24,613	71,880	47,151
Other	232	404	519	781
Reciprocal Exchanges Total	$51,803	$42,256	$97,858	$81,288

Total	$942,906	$981,751	$1,848,444	$1,900,236

15. Subsequent Event

On July 11, 2018, the Company completed a private placement of 120 shares of a new series of preferred stock, par value $0.01 per share, designated as its Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (the “Series D Preferred Stock”), with a liquidation preference of $250,000 per share, for aggregate proceeds of $30,000. Holders of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Company’s board of directors, non-cumulative cash dividends per share at the per annum rate of 7.00% through July 15, 2023, and thereafter at the annual rate of Six-Month LIBOR plus 5.4941%. Dividends will be payable semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of the Company, at any time), the Series D Preferred Stock may be converted at the holder’s option into shares of the Company’s common stock at a conversion rate of 6,578.9474 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, which equates to an initial conversion price of $38 per share. In lieu of converting any shares of Series D Preferred Stock, the Company may, at its option, redeem such shares as described herein.

On or after July 15, 2023 (or in the event of a fundamental change of the Company at any time), the Company will have the right to redeem the Series D Preferred Stock in whole or from time to time in part at a cash redemption price equal to the redemption amount specified in the Certificate of Designations plus the sum of declared and unpaid dividends for prior dividend periods, if any, and accrued but unpaid dividends for the then-current dividend period (whether or not declared) to the redemption date. In addition, if the Company fails to pay a declared dividend on the Series D Preferred Stock when due and payable, a holder of the Series D Preferred Stock may require the Company to redeem its Series D Preferred Stock in whole or in part. In the case of any redemption, the redemption amount will equal the liquidation preference of the shares of Series D Preferred Stock to be redeemed unless (i) the accumulated earned premium produced under the business collaboration agreement entered into between the Company and the purchaser equals or exceeds $50,000 at the time of redemption and (ii) the trading price of the Company’s common stock equals or exceeds the then-applicable conversion price of the Series D Preferred Stock. In such case, the redemption amount will be a cash amount equal to the conversion value of the shares issuable upon conversion of the Series D Preferred Stock. The Series D Preferred Stock ranks senior to the common stock and on parity with the Company’s Series A, B and C preferred stock and all other parity classes of preferred stock that may be issued by the Company in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, the effect of unpredictable catastrophic losses, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with our vendors or other counterparties, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We manage our business through two segments: Property and Casualty (“P&C”) and Accident and Health (“A&H”). We transact business primarily through our twenty-one regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2018, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.9x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $51.0 million and $56.6 million for the six months ended June 30, 2018 and 2017, respectively. We held 9.9% and 8.9% of total invested assets in cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves. As of June 30, 2018 and December 31, 2017, our reserves, net of reinsurance recoverable on unpaid losses, were $1.6 billion and $1.5 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, these changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Interest expense. Interest expense represents amounts we incur on our outstanding indebtedness and interest credited on funds held balances at the applicable interest rates.

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

For more information related to recent accounting pronouncements that we adopted during the six months ended June 30, 2018, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months Ended June 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,222,468	$117,981	$—	$1,340,449	$1,035,552	$99,157	$(800)	$1,133,909
Ceded premiums	(399,341)	(51,133)	—	(450,474)	(94,795)	(47,914)	800	(141,909)
Net premium written	$823,127	$66,848	$—	$889,975	$940,757	$51,243	$—	$992,000
Change in unearned premium	67,976	(15,045)	—	52,931	(1,262)	(8,987)	—	(10,249)
Net earned premium	$891,103	$51,803	$—	$942,906	$939,495	$42,256	$—	$981,751
Ceding commission income	41,982	13,426	—	55,408	3,399	18,109	—	21,508
Service and fee income	148,108	445	(18,052)	130,501	137,562	1,494	(13,880)	125,176
Total underwriting revenues	$1,081,193	$65,674	$(18,052)	$1,128,815	$1,080,456	$61,859	$(13,880)	$1,128,435
Underwriting expenses:
Loss and loss adjustment expense	628,650	41,678	—	670,328	677,374	33,820	—	711,194
Acquisition costs and other underwriting expenses	171,300	10,560	—	181,860	173,255	15,540	—	188,795
General and administrative expenses	219,662	22,819	(18,052)	224,429	206,865	18,509	(13,880)	211,494
Total underwriting expenses	$1,019,612	$75,057	$(18,052)	$1,076,617	$1,057,494	$67,869	$(13,880)	$1,111,483
Underwriting income (loss)	$61,581	$(9,383)	$—	$52,198	$22,962	$(6,010)	$—	$16,952
Net investment income	26,183	2,205	(2,393)	25,995	27,765	2,147	(2,381)	27,531
Net gain (loss) on investments	(18,736)	(968)	—	(19,704)	(8,362)	6,187	—	(2,175)
Other expense	—	—	—	—	(6,098)	—	—	(6,098)
Interest expense	(15,038)	(2,393)	2,393	(15,038)	(11,550)	(2,381)	2,381	(11,550)
Income (loss) before provision (benefit) for income taxes	$53,990	$(10,539)	$—	$43,451	$24,717	$(57)	$—	$24,660
Less: Provision (benefit) for income taxes	9,442	(2,901)	—	6,541	11,415	72	—	11,487
Net income (loss)	$44,548	$(7,638)	$—	$36,910	$13,302	$(129)	$—	$13,173
Less: Net (income) loss attributable to non-controlling interest	—	7,638	—	7,638	30	129	—	159
Net income attributable to NGHC	$44,548	$—	$—	$44,548	$13,332	$—	$—	$13,332
Net loss ratio	70.5%	80.5%		71.1%	72.1%	80.0%		72.4%
Net operating expense ratio (non-GAAP)	22.5%	37.7%		23.4%	25.5%	34.2%		25.8%
Net combined ratio (non-GAAP)	93.0%	118.2%		94.5%	97.6%	114.2%		98.2%

	Three Months Ended June 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$1,034,650	$77,450	$(20,445)	$1,091,655	$1,069,044	$70,250	$(16,261)	$1,123,033
Less: Loss and loss adjustment expense	628,650	41,678	—	670,328	677,374	33,820	—	711,194
Less: Interest expense	15,038	2,393	(2,393)	15,038	11,550	2,381	(2,381)	11,550
Less: Ceding commission income	41,982	13,426	—	55,408	3,399	18,109	—	21,508
Less: Service and fee income	148,108	445	(18,052)	130,501	137,562	1,494	(13,880)	125,176
Net operating expense	$200,872	$19,508	$—	$220,380	$239,159	$14,446	$—	$253,605
Net earned premium	$891,103	$51,803	$—	$942,906	$939,495	$42,256	$—	$981,751
Net operating expense ratio (non-GAAP)	22.5%	37.7%		23.4%	25.5%	34.2%		25.8%

Consolidated Results of Operations for the Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Six Months Ended June 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,559,510	$215,670	$(1,601)	$2,773,579	$2,207,520	$181,373	$(1,601)	$2,387,292
Ceded premiums	(680,318)	(98,244)	1,601	(776,961)	(183,411)	(88,429)	1,601	(270,239)
Net premium written	$1,879,192	$117,426	$—	$1,996,618	$2,024,109	$92,944	$—	$2,117,053
Change in unearned premium	(128,606)	(19,568)	—	(148,174)	(205,161)	(11,656)	—	(216,817)
Net earned premium	$1,750,586	$97,858	$—	$1,848,444	$1,818,948	$81,288	$—	$1,900,236
Ceding commission income	74,940	24,936	—	99,876	6,146	35,356	—	41,502
Service and fee income	302,868	2,891	(33,136)	272,623	273,425	3,574	(25,881)	251,118
Total underwriting revenues	$2,128,394	$125,685	$(33,136)	$2,220,943	$2,098,519	$120,218	$(25,881)	$2,192,856
Underwriting expenses:
Loss and loss adjustment expense	1,218,285	86,209	—	1,304,494	1,268,091	61,920	—	1,330,011
Acquisition costs and other underwriting expenses	328,908	21,662	—	350,570	333,795	29,720	—	363,515
General and administrative expenses	446,955	41,615	(33,136)	455,434	448,948	43,612	(25,881)	466,679
Total underwriting expenses	$1,994,148	$149,486	$(33,136)	$2,110,498	$2,050,834	$135,252	$(25,881)	$2,160,205
Underwriting income (loss)	$134,246	$(23,801)	$—	$110,445	$47,685	$(15,034)	$—	$32,651
Net investment income	51,202	4,349	(4,545)	51,006	56,188	5,031	(4,644)	56,575
Net gain (loss) on investments	(18,487)	(1,099)	—	(19,586)	(9,774)	6,187	—	(3,587)
Other income	—	—	—	—	3,703	—	—	3,703
Interest expense	(26,192)	(4,545)	4,545	(26,192)	(23,095)	(4,644)	4,644	(23,095)
Income (loss) before provision (benefit) for income taxes	$140,769	$(25,096)	$—	$115,673	$74,707	$(8,460)	$—	$66,247
Less: Provision (benefit) for income taxes	28,013	(5,270)	—	22,743	24,452	(2,176)	—	22,276
Net income (loss)	$112,756	$(19,826)	$—	$92,930	$50,255	$(6,284)	$—	$43,971
Less: Net (income) loss attributable to non-controlling interest	—	19,826	—	19,826	—	6,284	—	6,284
Net income attributable to NGHC	$112,756	$—	$—	$112,756	$50,255	$—	$—	$50,255
Net loss ratio	69.6%	88.1%		70.6%	69.7%	76.2%		70.0%
Net operating expense ratio (non-GAAP)	22.7%	36.2%		23.5%	27.7%	42.3%		28.3%
Net combined ratio (non-GAAP)	92.3%	124.3%		94.1%	97.4%	118.5%		98.3%

	Six Months Ended June 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$2,020,340	$154,031	$(37,681)	$2,136,690	$2,073,929	$139,896	$(30,525)	$2,183,300
Less: Loss and loss adjustment expense	1,218,285	86,209	—	1,304,494	1,268,091	61,920	—	1,330,011
Less: Interest expense	26,192	4,545	(4,545)	26,192	23,095	4,644	(4,644)	23,095
Less: Ceding commission income	74,940	24,936	—	99,876	6,146	35,356	—	41,502
Less: Service and fee income	302,868	2,891	(33,136)	272,623	273,425	3,574	(25,881)	251,118
Net operating expense	$398,055	$35,450	$—	$433,505	$503,172	$34,402	$—	$537,574
Net earned premium	$1,750,586	$97,858	$—	$1,848,444	$1,818,948	$81,288	$—	$1,900,236
Net operating expense ratio (non-GAAP)	22.7%	36.2%		23.5%	27.7%	42.3%		28.3%

Effective July 1, 2017, we entered into auto and homeowners quota share agreements (collectively, the “Quota Shares”). Pursuant to the auto quota share agreement, we cede 15.0% of net liability under our auto policies and pursuant to our homeowners quota share agreement, we cede 29.6% of net liability under homeowners policies, in each case to third party reinsurers. Effective May 1, 2018, we cede an additional 12.4% (the “Additional Cession”) of net liability (for total cession of 42.0%) under the homeowners quota share agreement.

Ceded premium under the Quota Shares includes: (i) ceded premiums under the Quota Shares ($190.5 million and $372.1 million, respectively, for the three and six months ended June 30, 2018), and (ii) ceded premiums on homeowners policies in force as of May 1, 2018 ($50.0 million) and ceded premiums ($19.5 million) from the Additional Cession. For more information on our reinsurance agreements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements.

As a result of the Quota Shares, comparisons between the three and six months ended June 30, 2018 and 2017 results will be less meaningful. This transaction impacted our P&C segment only.

Consolidated Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $206.5 million, or 18.2%, from $1,133.9 million for the three months ended June 30, 2017 to $1,340.4 million for the three months ended June 30, 2018, due to an increase of $180.7 million from the P&C segment as a result of organic growth ($161.9 million) and growth in the Reciprocal Exchanges ($18.8 million); and an increase of $25.9 million from the A&H segment as a result of organic growth.

Net premium written. Net premium written decreased by $102.0 million, or 10.3%, from $992.0 million for the three months ended June 30, 2017 to $890.0 million for the three months ended June 30, 2018. Net premium written for the P&C segment decreased by $123.0 million for the three months ended June 30, 2018 compared to the same period in 2017, as a result of premium ceded to the Quota Shares ($259.9 million), partially offset by organic growth ($121.3 million) and growth in the Reciprocal Exchanges ($15.6 million). Net premium written for the A&H segment increased by $21.0 million for the three months ended June 30, 2018 compared to the same period in 2017, as a result of organic growth.

Net earned premium. Net earned premium decreased by $38.8 million, or 4.0%, from $981.8 million for the three months ended June 30, 2017 to $942.9 million for the three months ended June 30, 2018. The change by segment was: P&C decreased by $60.2 million and A&H increased by $21.3 million. The decrease in the P&C segment was attributable to premium ceded to the Quota Shares ($183.8 million), partially offset by organic growth ($114.1 million) and growth in the Reciprocal Exchanges ($9.5 million). The increase in the A&H segment was primarily due to organic growth.

Ceding commission income. Ceding commission income increased by $33.9 million, or 157.6%, from $21.5 million for the three months ended June 30, 2017 to $55.4 million for the three months ended June 30, 2018, primarily driven by an increase in P&C premiums ceded.

Service and fee income. Service and fee income increased by $5.3 million, from $125.2 million for the three months ended June 30, 2017 to $130.5 million for the three months ended June 30, 2018. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Commission revenue	$37,226	$42,436	$(5,210)	(12.3)%
Finance and processing fees	30,845	26,834	4,011	14.9%
Installment fees	23,785	20,183	3,602	17.8%
Group health administrative fees	19,806	15,447	4,359	28.2%
Late payment fees	8,663	5,875	2,788	47.5%
Other service and fee income	10,176	14,401	(4,225)	(29.3)%
Total	$130,501	$125,176	$5,325	4.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $40.9 million, from $711.2 million for the three months ended June 30, 2017 to $670.3 million for the three months ended June 30, 2018, primarily reflecting losses ceded to the Quota Shares ($114.5 million), partially offset by organic growth ($65.7 million) and growth in the Reciprocal Exchanges ($7.9 million). The changes by segment were: P&C - decreased by $43.8 million and A&H - increased by $2.9 million.

Loss and LAE for the three months ended June 30, 2018 included $14.1 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $6.1 million of favorable development in the P&C segment (including $0.7 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our homeowners products, and $8.0 million of favorable development in the A&H segment. Loss and LAE for the three months ended June 30, 2017 included $1.1 million of unfavorable development on prior accident year loss and LAE reserves. This development was composed of $5.7 million of unfavorable development in the P&C segment (including $0.9 million of favorable development for the Reciprocal Exchanges) primarily driven by unfavorable development in our private passenger auto products, and $4.5 million of favorable development in the A&H segment primarily driven by favorable development in our A&H products.

Our consolidated net loss ratio decreased from 72.4% for the three months ended June 30, 2017 to 71.1% for the three months ended June 30, 2018. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $6.9 million, from $188.8 million for the three months ended June 30, 2017 to $181.9 million for the three months ended June 30, 2018, primarily due to a decrease of $8.3 million in the P&C segment, primarily as a result of the Quota Shares ($27.4 million), partially offset by organic growth ($24.1 million).

General and administrative expenses. General and administrative expenses increased by $12.9 million, from $211.5 million for the three months ended June 30, 2017 to $224.4 million for the three months ended June 30, 2018, primarily due to an increase of $8.3 million in the A&H segment.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $33.2 million, or 13.1%, from $253.6 million for the three months ended June 30, 2017 to $220.4 million for the three months ended June 30, 2018, due to a decrease of $43.0 million in the P&C segment, partially offset by an increase of $9.8 million in the A&H segment. The decrease in the P&C segment was primarily driven by ceding commission revenue from the Quota Shares.

The consolidated net operating expense ratio decreased from 25.8% for the three months ended June 30, 2017 to 23.4% for the three months ended June 30, 2018. Excluding the Reciprocal Exchanges, the net operating expense ratio was 22.5% and 25.5% for the three months ended June 30, 2018 and 2017, respectively. The Reciprocal Exchanges' net operating expense ratio was 37.7% and 34.2% for the three months ended June 30, 2018 and 2017, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net gain (loss) on investments. Net loss on investments increased by $17.5 million, from a $2.2 million loss for the three months ended June 30, 2017 to a $19.7 million loss for the three months ended June 30, 2018. The increase was mainly attributable to sales from repositioning our debt securities portfolio.

Consolidated Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $386.3 million, or 16.2%, from $2,387.3 million for the six months ended June 30, 2017 to $2,773.6 million for the six months ended June 30, 2018, due to an increase of $318.6 million from the P&C segment as a result of organic growth ($284.3 million) and growth in the Reciprocal Exchanges ($34.3 million); and an increase of $67.7 million from the A&H segment as a result of organic growth.

Net premium written. Net premium written decreased by $120.4 million, or 5.7%, from $2,117.1 million for the six months ended June 30, 2017 to $1,996.6 million for the six months ended June 30, 2018. Net premium written for the P&C segment decreased by $183.7 million for the six months ended June 30, 2018 compared to the same period in 2017, as a result of premium ceded to the Quota Shares ($441.6 million), partially offset by organic growth ($233.4 million) and growth in the Reciprocal Exchanges ($24.5 million). Net premium written for the A&H segment increased by $63.2 million for the six months ended June 30, 2018 compared to the same period in 2017, as a result of organic growth.

Net earned premium. Net earned premium decreased by $51.8 million, or 2.7%, from $1,900.2 million for the six months ended June 30, 2017 to $1,848.4 million for the six months ended June 30, 2018. The change by segment was: P&C decreased by $98.1 million and A&H increased by $46.3 million. The decrease in the P&C segment was attributable to premium ceded to the Quota Shares ($347.8 million), partially offset by organic growth ($233.1 million) and growth in the Reciprocal Exchanges ($16.6 million). The increase in the A&H segment was primarily due to organic growth.

Ceding commission income. Ceding commission income increased by $58.4 million, or 140.7%, from $41.5 million for the six months ended June 30, 2017 to $99.9 million for the six months ended June 30, 2018, primarily driven by an increase in P&C premiums ceded.

Service and fee income. Service and fee income increased by $21.5 million, from $251.1 million for the six months ended June 30, 2017 to $272.6 million for the six months ended June 30, 2018. The increase was primarily attributable to our A&H segment ($12.8 million), primarily due to growth in our domestic business. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Commission revenue	$76,459	$82,850	$(6,391)	(7.7)%
Finance and processing fees	64,160	52,918	11,242	21.2%
Installment fees	45,087	38,685	6,402	16.5%
Group health administrative fees	39,097	30,008	9,089	30.3%
Late payment fees	16,246	13,506	2,740	20.3%
Other service and fee income	31,574	33,151	(1,577)	(4.8)%
Total	$272,623	$251,118	$21,505	8.6%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $25.5 million, from $1,330.0 million for the six months ended June 30, 2017 to $1,304.5 million for the six months ended June 30, 2018, primarily reflecting losses ceded to the Quota Shares ($219.6 million), partially offset by organic growth ($169.8 million) and growth in the Reciprocal Exchanges ($24.3 million). The changes by segment were: P&C - decreased by $50.3 million and A&H - increased by $24.8 million.

Loss and LAE for the six months ended June 30, 2018 included $34.0 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $22.6 million of favorable development in the P&C segment (including $2.1 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our auto physical damage and homeowners products, and $11.4 million of favorable development in the A&H segment. Loss and LAE for the six months ended June 30, 2017 included $13.5 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $0.6 million of favorable development in the P&C segment (including

$2.8 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development for the Reciprocal Exchanges, and $12.8 million of favorable development in the A&H segment primarily driven by favorable development in our domestic stop loss programs.

Our consolidated net loss ratio increased from 70.0% for the six months ended June 30, 2017 to 70.6% for the six months ended June 30, 2018. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $12.9 million, from $363.5 million for the six months ended June 30, 2017 to $350.6 million for the six months ended June 30, 2018, due to a decrease of $26.4 million in the P&C segment, primarily as a result of the Quota Shares ($55.2 million), partially offset by organic growth ($36.8 million); and an increase of $13.5 million in the A&H segment, primarily from organic growth.

General and administrative expenses. General and administrative expenses decreased by $11.2 million, from $466.7 million for the six months ended June 30, 2017 to $455.4 million for the six months ended June 30, 2018, due to a decrease of $24.9 million in the P&C segment, partially offset by an increase of $13.7 million in the A&H segment.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $104.1 million, or 19.4%, from $537.6 million for the six months ended June 30, 2017 to $433.5 million for the six months ended June 30, 2018, due to a decrease of $118.5 million in the P&C segment, partially offset by an increase of $14.4 million in the A&H segment. The decrease in the P&C segment was primarily driven by ceding commission revenue from the Quota Shares.

The consolidated net operating expense ratio decreased from 28.3% for the six months ended June 30, 2017 to 23.5% for the six months ended June 30, 2018. Excluding the Reciprocal Exchanges, the net operating expense ratio was 22.7% and 27.7% for the six months ended June 30, 2018 and 2017, respectively. The Reciprocal Exchanges' net operating expense ratio was 36.2% and 42.3% for the six months ended June 30, 2018 and 2017, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income decreased by $5.6 million, from $56.6 million for the six months ended June 30, 2017 to $51.0 million for the six months ended June 30, 2018. The decrease was primarily due to lower investment income from our debt securities portfolio due to a shift to higher quality securities and shorter duration in the third quarter of 2017.

Net gain (loss) on investments. Net loss on investments increased by $16.0 million, from a $3.6 million loss for the six months ended June 30, 2017 to a $19.6 million loss for the six months ended June 30, 2018. The increase was mainly attributable to sales from repositioning our debt securities portfolio.

P&C Segment - Results of Operations for the Three Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months Ended June 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,065,632	$117,981	$—	$1,183,613	$904,578	$99,157	$(800)	$1,002,935
Ceded premiums	(381,763)	(51,133)	—	(432,896)	(82,070)	(47,914)	800	(129,184)
Net premium written	$683,869	$66,848	$—	$750,717	$822,508	$51,243	$—	$873,751
Change in unearned premium	51,065	(15,045)	—	36,020	(17,865)	(8,987)	—	(26,852)
Net earned premium	$734,934	$51,803	$—	$786,737	$804,643	$42,256	$—	$846,899
Ceding commission income	41,720	13,426	—	55,146	3,128	18,109	—	21,237
Service and fee income	105,167	445	(18,052)	87,560	94,519	1,494	(13,880)	82,133
Total underwriting revenues	$881,821	$65,674	$(18,052)	$929,443	$902,290	$61,859	$(13,880)	$950,269
Underwriting expenses:
Loss and loss adjustment expense	540,216	41,678	—	581,894	591,844	33,820	—	625,664
Acquisition costs and other underwriting expenses	123,183	10,560	—	133,743	126,496	15,540	—	142,036
General and administrative expenses	172,530	22,819	(18,052)	177,297	168,023	18,509	(13,880)	172,652
Total underwriting expenses	$835,929	$75,057	$(18,052)	$892,934	$886,363	$67,869	$(13,880)	$940,352
Underwriting income (loss)	$45,892	$(9,383)	$—	$36,509	$15,927	$(6,010)	$—	$9,917
Net loss ratio	73.5%	80.5%		74.0%	73.6%	80.0%		73.9%
Net operating expense ratio (non-GAAP)	20.3%	37.7%		21.4%	24.5%	34.2%		25.0%
Net combined ratio (non-GAAP)	93.8%	118.2%		95.4%	98.1%	114.2%		98.9%

	Three Months Ended June 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$835,929	$75,057	$(18,052)	$892,934	$886,363	$67,869	$(13,880)	$940,352
Less: Loss and loss adjustment expense	540,216	41,678	—	581,894	591,844	33,820	—	625,664
Less: Ceding commission income	41,720	13,426	—	55,146	3,128	18,109	—	21,237
Less: Service and fee income	105,167	445	(18,052)	87,560	94,519	1,494	(13,880)	82,133
Net operating expense	$148,826	$19,508	$—	$168,334	$196,872	$14,446	$—	$211,318
Net earned premium	$734,934	$51,803	$—	$786,737	$804,643	$42,256	$—	$846,899
Net operating expense ratio (non-GAAP)	20.3%	37.7%		21.4%	24.5%	34.2%		25.0%

P&C Segment - Results of Operations for the Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Six Months Ended June 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$2,168,898	$215,670	$(1,601)	$2,382,967	$1,884,591	$181,373	$(1,601)	$2,064,363
Ceded premiums	(652,317)	(98,244)	1,601	(748,960)	(159,845)	(88,429)	1,601	(246,673)
Net premium written	$1,516,581	$117,426	$—	$1,634,007	$1,724,746	$92,944	$—	$1,817,690
Change in unearned premium	(76,040)	(19,568)	—	(95,608)	(169,576)	(11,656)	—	(181,232)
Net earned premium	$1,440,541	$97,858	$—	$1,538,399	$1,555,170	$81,288	$—	$1,636,458
Ceding commission income	74,420	24,936	—	99,356	5,588	35,356	—	40,944
Service and fee income	214,740	2,891	(33,136)	184,495	198,109	3,574	(25,881)	175,802
Total underwriting revenues	$1,729,701	$125,685	$(33,136)	$1,822,250	$1,758,867	$120,218	$(25,881)	$1,853,204
Underwriting expenses:
Loss and loss adjustment expense	1,038,573	86,209	—	1,124,782	1,113,178	61,920	—	1,175,098
Acquisition costs and other underwriting expenses	237,183	21,662	—	258,845	255,546	29,720	—	285,266
General and administrative expenses	349,215	41,615	(33,136)	357,694	364,893	43,612	(25,881)	382,624
Total underwriting expenses	$1,624,971	$149,486	$(33,136)	$1,741,321	$1,733,617	$135,252	$(25,881)	$1,842,988
Underwriting income (loss)	$104,730	$(23,801)	$—	$80,929	$25,250	$(15,034)	$—	$10,216
Net loss ratio	72.1%	88.1%		73.1%	71.6%	76.2%		71.8%
Net operating expense ratio (non-GAAP)	20.6%	36.2%		21.6%	26.8%	42.3%		27.6%
Net combined ratio (non-GAAP)	92.7%	124.3%		94.7%	98.4%	118.5%		99.4%

	Six Months Ended June 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$1,624,971	$149,486	$(33,136)	$1,741,321	$1,733,617	$135,252	$(25,881)	$1,842,988
Less: Loss and loss adjustment expense	1,038,573	86,209	—	1,124,782	1,113,178	61,920	—	1,175,098
Less: Ceding commission income	74,420	24,936	—	99,356	5,588	35,356	—	40,944
Less: Service and fee income	214,740	2,891	(33,136)	184,495	198,109	3,574	(25,881)	175,802
Net operating expense	$297,238	$35,450	$—	$332,688	$416,742	$34,402	$—	$451,144
Net earned premium	$1,440,541	$97,858	$—	$1,538,399	$1,555,170	$81,288	$—	$1,636,458
Net operating expense ratio (non-GAAP)	20.6%	36.2%		21.6%	26.8%	42.3%		27.6%
P&C Segment Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $180.7 million, or 18.0%, from $1,002.9 million for the three months ended June 30, 2017 to $1,183.6 million for the three months ended June 30, 2018, as a result of organic growth ($161.9 million) and growth in the Reciprocal Exchanges ($18.8 million).

Net premium written. Net premium written decreased by $123.0 million, or 14.1%, from $873.8 million for the three months ended June 30, 2017 to $750.7 million for the three months ended June 30, 2018, as a result of premium ceded to the Quota Shares ($259.9 million), partially offset by organic growth ($121.3 million) and growth in the Reciprocal Exchanges ($15.6 million).

Net earned premium. Net earned premium decreased by $60.2 million, or 7.1%, from $846.9 million for the three months ended June 30, 2017 to $786.7 million for the three months ended June 30, 2018, attributable to premium ceded to the Quota Shares ($183.8 million), partially offset by organic growth ($114.1 million) and growth in the Reciprocal Exchanges ($9.5 million).

Ceding commission income. Ceding commission income increased by $33.9 million, or 159.7%, from $21.2 million for the three months ended June 30, 2017 to $55.1 million for the three months ended June 30, 2018, primarily from an increase in premiums ceded to the Quota Shares ($38.4 million).

Service and fee income. Service and fee income increased by $5.4 million, from $82.1 million for the three months ended June 30, 2017 to $87.6 million for the three months ended June 30, 2018.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Finance and processing fees	$29,812	$25,013	$4,799	19.2%
Installment fees	23,785	20,183	3,602	17.8%
Commission revenue	21,434	20,016	1,418	7.1%
Late payment fees	8,638	5,838	2,800	48.0%
Other service and fee income	3,891	11,083	(7,192)	(64.9)%
Total	$87,560	$82,133	$5,427	6.6%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $43.8 million, from $625.7 million for the three months ended June 30, 2017 to $581.9 million for the three months ended June 30, 2018, reflecting losses ceded to the Quota Shares ($114.5 million), partially offset by organic growth ($62.8 million) and growth in the Reciprocal Exchanges ($7.9 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 73.9% for the three months ended June 30, 2017 to 74.0% for the three months ended June 30, 2018. Excluding the Reciprocal Exchanges, the net loss ratio was 73.5% and 73.6% for the three months ended June 30, 2018 and 2017, respectively. The Reciprocal Exchanges’ net loss ratio was 80.5% and 80.0% for the three months ended June 30, 2018 and 2017, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $8.3 million, from $142.0 million for the three months ended June 30, 2017 to $133.7 million for the three months ended June 30, 2018, primarily as a result of the Quota Shares ($27.4 million), partially offset by organic growth ($24.1 million).

General and administrative expenses. General and administrative expenses increased by $4.6 million, from $172.7 million for the three months ended June 30, 2017 to $177.3 million for the three months ended June 30, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $43.0 million, or 20.3%, from $211.3 million for the three months ended June 30, 2017 to $168.3 million for the three months ended June 30, 2018, primarily as a result of ceding commission revenue from the Quota Shares. Our P&C segment net operating expense ratio decreased from 25.0% for the three months ended June 30, 2017 to 21.4% for the three months ended June 30, 2018, primarily as a result of the impact of the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $9.9 million for the three months ended June 30, 2017 to $36.5 million for the three months ended June 30, 2018. Our P&C segment net combined ratio decreased from 98.9% for the three months ended June 30, 2017 to 95.4% for the three months ended June 30, 2018, primarily as a result of the impact of the Quota Shares.

P&C Segment Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $318.6 million, or 15.4%, from $2,064.4 million for the six months ended June 30, 2017 to $2,383.0 million for the six months ended June 30, 2018, as a result of organic growth ($284.3 million) and growth in the Reciprocal Exchanges ($34.3 million).

Net premium written. Net premium written decreased by $183.7 million, or 10.1%, from $1,817.7 million for the six months ended June 30, 2017 to $1,634.0 million for the six months ended June 30, 2018, as a result of premium ceded to the Quota Shares ($441.6 million), partially offset by organic growth ($233.4 million) and growth in the Reciprocal Exchanges ($24.5 million).

Net earned premium. Net earned premium decreased by $98.1 million, or 6.0%, from $1,636.5 million for the six months ended June 30, 2017 to $1,538.4 million for the six months ended June 30, 2018, attributable to premium ceded to the Quota Shares ($347.8 million), partially offset by organic growth ($233.1 million) and growth in the Reciprocal Exchanges ($16.6 million).

Ceding commission income. Ceding commission income increased by $58.4 million, from $40.9 million for the six months ended June 30, 2017 to $99.4 million for the six months ended June 30, 2018, primarily from an increase in premiums ceded to the Quota Shares ($70.5 million).

Service and fee income. Service and fee income increased by $8.7 million, from $175.8 million for the six months ended June 30, 2017 to $184.5 million for the six months ended June 30, 2018.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Finance and processing fees	$61,872	$48,613	$13,259	27.3%
Installment fees	45,087	38,685	6,402	16.5%
Commission revenue	43,143	49,761	(6,618)	(13.3)%
Late payment fees	16,196	13,438	2,758	20.5%
Other service and fee income	18,197	25,305	(7,108)	(28.1)%
Total	$184,495	$175,802	$8,693	4.9%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $50.3 million, from $1,175.1 million for the six months ended June 30, 2017 to $1,124.8 million for the six months ended June 30, 2018, reflecting losses ceded to the Quota Shares ($219.6 million), partially offset by organic growth ($145.0 million) and growth in the Reciprocal Exchanges ($24.3 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 71.8% for the six months ended June 30, 2017 to 73.1% for the six months ended June 30, 2018. Excluding the Reciprocal Exchanges, the net loss ratio was 72.1% and 71.6% for the six months ended June 30, 2018 and 2017, respectively. The Reciprocal Exchanges’ net loss ratio was 88.1% and 76.2% for the six months ended June 30, 2018 and 2017, respectively. Weather-related losses for six months ended June 30, 2018 were higher compared to the same period in 2017.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $26.4 million, from $285.3 million for the six months ended June 30, 2017 to $258.8 million for the six months ended June 30, 2018, primarily as a result of the Quota Shares ($55.2 million), partially offset by organic growth ($36.8 million).

General and administrative expenses. General and administrative expenses decreased by $24.9 million, from $382.6 million for the six months ended June 30, 2017 to $357.7 million for the six months ended June 30, 2018. The decrease was primarily due to lower amortization of intangible assets in 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $118.5 million, or 26.3%, from $451.1 million for the six months ended June 30, 2017 to $332.7 million for the six months ended June 30, 2018, primarily as a result of ceding commission revenue from the Quota Shares and lower amortization of intangible assets in 2018. Our P&C segment net operating expense ratio decreased from 27.6% for the six months ended June 30, 2017 to 21.6% for the six months ended June 30, 2018, primarily as a result of the impact of the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $10.2 million for the six months ended June 30, 2017 to $80.9 million for the six months ended June 30, 2018. Our P&C segment net combined ratio decreased from 99.4% for the six months ended June 30, 2017 to 94.7% for the six months ended June 30, 2018, primarily as a result of the impact of the Quota Shares.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(amounts in thousands)
Gross premium written	$156,836	$130,974	$390,612	$322,929
Ceded premiums	(17,578)	(12,725)	(28,001)	(23,566)
Net premium written	$139,258	$118,249	$362,611	$299,363
Change in unearned premium	16,911	16,603	(52,566)	(35,585)
Net earned premium	$156,169	$134,852	$310,045	$263,778
Ceding commission income	262	271	520	558
Service and fee income	42,941	43,043	88,128	75,316
Total underwriting revenues	$199,372	$178,166	$398,693	$339,652
Underwriting expenses:
Loss and loss adjustment expense	88,434	85,530	179,712	154,913
Acquisition costs and other underwriting expenses	48,117	46,759	91,725	78,249
General and administrative expenses	47,132	38,842	97,740	84,055
Total underwriting expenses	$183,683	$171,131	$369,177	$317,217
Underwriting income	$15,689	$7,035	$29,516	$22,435
Net loss ratio	56.6%	63.4%	58.0%	58.7%
Net operating expense ratio (non-GAAP)	33.3%	31.4%	32.5%	32.8%
Net combined ratio (non-GAAP)	89.9%	94.8%	90.5%	91.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of net operating expense ratio (non-GAAP):	2018	2017	2018	2017
	(amounts in thousands)
Total underwriting expenses	$183,683	$171,131	$369,177	$317,217
Less: Loss and loss adjustment expense	88,434	85,530	179,712	154,913
Less: Ceding commission income	262	271	520	558
Less: Service and fee income	42,941	43,043	88,128	75,316
Net operating expense	$52,046	$42,287	$100,817	$86,430
Net earned premium	$156,169	$134,852	$310,045	$263,778
Net operating expense ratio (non-GAAP)	33.3%	31.4%	32.5%	32.8%

A&H Segment Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $25.9 million, or 19.7%, from $131.0 million for the three months ended June 30, 2017 to $156.8 million for the three months ended June 30, 2018, as a result of organic growth.

Net premium written. Net premium written increased by $21.0 million, or 17.8%, from $118.2 million for the three months ended June 30, 2017 to $139.3 million for the three months ended June 30, 2018, as a result of organic growth.

Net earned premium. Net earned premium increased by $21.3 million, or 15.8%, from $134.9 million for the three months ended June 30, 2017 to $156.2 million for the three months ended June 30, 2018, as a result of organic growth.

Service and fee income. Service and fee income decreased by $0.1 million, from $43.0 million for the three months ended June 30, 2017 to $42.9 million for the three months ended June 30, 2018.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Group health administrative fees	$19,806	$15,447	$4,359	28.2%
Commission revenue	15,792	22,420	(6,628)	(29.6)%
Finance and processing fees	1,033	1,821	(788)	(43.3)%
Late payment fees	25	37	(12)	(32.4)%
Other service and fee income	6,285	3,318	2,967	89.4%
Total	$42,941	$43,043	$(102)	(0.2)%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $2.9 million, from $85.5 million for the three months ended June 30, 2017 to $88.4 million for the three months ended June 30, 2018. Our A&H net loss ratio decreased from 63.4% for the three months ended June 30, 2017 to 56.6% for the three months ended June 30, 2018. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $1.4 million, from $46.8 million for the three months ended June 30, 2017 to $48.1 million for the three months ended June 30, 2018, primarily from organic growth.

General and administrative expenses. General and administrative expenses increased by $8.3 million, or 21.3%, from $38.8 million for the three months ended June 30, 2017 to $47.1 million for the three months ended June 30, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $9.8 million, or 23.1%, from $42.3 million for the three months ended June 30, 2017 to $52.0 million for the three months ended June 30, 2018. Our A&H net operating expense ratio increased from 31.4% for the three months ended June 30, 2017 to 33.3% for the three months ended June 30, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $7.0 million for the three months ended June 30, 2017 to $15.7 million for the three months ended June 30, 2018. Our A&H net combined ratio decreased from 94.8% for the three months ended June 30, 2017 to 89.9% for the three months ended June 30, 2018. The net combined ratio decrease was a result of a lower net loss ratio, partially offset by a higher net operating expense ratio.

A&H Segment Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $67.7 million, or 21.0%, from $322.9 million for the six months ended June 30, 2017 to $390.6 million for the six months ended June 30, 2018, as a result of organic growth, both domestic and international.

Net premium written. Net premium written increased by $63.2 million, or 21.1%, from $299.4 million for the six months ended June 30, 2017 to $362.6 million for the six months ended June 30, 2018, as a result of organic growth, both domestic and international.

Net earned premium. Net earned premium increased by $46.3 million, or 17.5%, from $263.8 million for the six months ended June 30, 2017 to $310.0 million for the six months ended June 30, 2018, as a result of organic growth, both domestic and international.

Service and fee income. Service and fee income increased by $12.8 million, or 17.0%, from $75.3 million for the six months ended June 30, 2017 to $88.1 million for the six months ended June 30, 2018, primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Group health administrative fees	$39,097	$30,008	$9,089	30.3%
Commission revenue	33,316	33,089	227	0.7%
Finance and processing fees	2,288	4,305	(2,017)	(46.9)%
Late payment fees	50	68	(18)	(26.5)%
Other service and fee income	13,377	7,846	5,531	70.5%
Total	$88,128	$75,316	$12,812	17.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $24.8 million, or 16.0%, from $154.9 million for the six months ended June 30, 2017 to $179.7 million for the six months ended June 30, 2018. Our A&H net loss ratio decreased from 58.7% for the six months ended June 30, 2017 to 58.0% for the six months ended June 30, 2018. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $13.5 million, or 17.2%, from $78.2 million for the six months ended June 30, 2017 to $91.7 million for the six months ended June 30, 2018, primarily from organic growth.

General and administrative expenses. General and administrative expenses increased by $13.7 million, or 16.3%, from $84.1 million for the six months ended June 30, 2017 to $97.7 million for the six months ended June 30, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $14.4 million, or 16.6%, from $86.4 million for the six months ended June 30, 2017 to $100.8 million for the six months ended June 30, 2018. Our A&H net operating expense ratio decreased from 32.8% for the six months ended June 30, 2017 to 32.5% for the six months ended June 30, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $22.4 million for the six months ended June 30, 2017 to $29.5 million for the six months ended June 30, 2018. Our A&H net combined ratio decreased from 91.5% for the six months ended June 30, 2017 to 90.5% for the six months ended June 30, 2018. The net combined ratio decrease was a result of both lower net loss ratio and lower net operating expense ratio.

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

The average yield on our investment portfolio was 3.0% and 3.1% for the six months ended June 30, 2018 and 2017, respectively, and the average duration of the portfolio was 4.0 and 4.2 years as of June 30, 2018 and 2017, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-one domestic insurance company subsidiaries, various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised substantial capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $190.0 million outstanding as of June 30, 2018. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $346.2 million and $387.6 million as of June 30, 2018 and December 31, 2017, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2018 and 2017, there were $80.0 million and $295.1 million, respectively, of dividends or return of capital paid by our insurance subsidiaries to their parent company or National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1,260.6 million and $1,231.6 million in the six months ended June 30, 2018 and 2017, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.0 billion at June 30, 2018 and $4.0 billion at December 31, 2017. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our direct and indirect subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$164,199	$200,183	$(35,984)	(18.0)%
Net cash used in investing activities	(76,833)	(192,679)	115,846	(60.1)%
Net cash used in financing activities	(35,215)	(15,428)	(19,787)	128.3%
Effect of exchange rate changes on cash and cash equivalents	(8,307)	2,920	(11,227)	nm
Net increase (decrease) in cash, cash equivalents, and restricted cash	$43,844	$(5,004)	$48,848	nm
nm - not meaningful

Comparison of the Six Months Ended June 30, 2018 and 2017

Net cash provided by operating activities decreased by $36.0 million, primarily reflecting a reduction in accounts payable and other liabilities, partially offset by higher net income.

Net cash used in investing activities decreased by $115.8 million, primarily reflecting an increase of $156.7 million in proceeds received from sales of investments net of purchases, partially offset by an increase of $53.1 million in cash used in purchases of premises and equipment.

Net cash used in financing activities increased by $19.8 million, primarily reflecting a decrease of $17.6 million in proceeds received from debt, net of repayments.

Condensed Consolidated Balance Sheets

	June 30, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$2,843,136	$295,678	$—	$3,138,814
Equity securities, at fair value	42,474	—	—	42,474
Short-term investments	119,014	26,436	—	145,450
Other investments	410,797	—	(101,229)	309,568
Total investments	3,415,421	322,114	(101,229)	3,636,306
Cash and cash equivalents	334,094	1,161	—	335,255
Restricted cash and cash equivalents	65,390	683	—	66,073
Accrued investment income	41,634	1,577	(20,326)	22,885
Premiums and other receivables, net	1,634,837	59,426	(1,601)	1,692,662
Deferred acquisition costs	219,414	24,319	—	243,733
Reinsurance recoverable	1,321,903	101,205	—	1,423,108
Prepaid reinsurance premiums	534,612	99,762	—	634,374
Premises and equipment, net	304,915	2,843	—	307,758
Intangible assets, net	386,258	3,595	—	389,853
Goodwill	181,827	—	—	181,827
Prepaid and other assets	152,645	3,255	—	155,900
Total assets	$8,592,950	$619,940	$(123,156)	$9,089,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,560,233	$167,256	$—	$2,727,489
Unearned premiums and other revenue	2,055,260	246,763	—	2,302,023
Reinsurance payable	546,300	36,455	(1,601)	581,154
Accounts payable and accrued expenses	659,704	25,456	(20,326)	664,834
Debt	705,077	101,229	(101,229)	705,077
Other liabilities	84,160	43,722	—	127,882
Total liabilities	$6,610,734	$620,881	$(123,156)	$7,108,459
Stockholders’ equity:
Common stock	$1,071	$—	$—	$1,071
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	921,744	—	—	921,744
Accumulated other comprehensive loss	(55,698)	—	—	(55,698)
Retained earnings	695,099	—	—	695,099
Total National General Holdings Corp. Stockholders’ Equity	1,982,216	—	—	1,982,216
Non-controlling interest	—	(941)	—	(941)
Total stockholders’ equity	$1,982,216	$(941)	$—	$1,981,275
Total liabilities and stockholders’ equity	$8,592,950	$619,940	$(123,156)	$9,089,734

	December 31, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$2,834,955	$304,934	$—	$3,139,889
Equity securities, at fair value	50,341	—	—	50,341
Short-term investments	15,987	22,279	—	38,266
Other investments	510,447	—	(89,155)	421,292
Total investments	3,411,730	327,213	(89,155)	3,649,788
Cash and cash equivalents	286,840	5,442	—	292,282
Restricted cash and cash equivalents	64,593	609	—	65,202
Accrued investment income	36,422	1,805	(15,855)	22,372
Premiums and other receivables, net	1,268,330	56,792	(801)	1,324,321
Deferred acquisition costs	195,552	20,837	—	216,389
Reinsurance recoverable	1,199,961	94,204	—	1,294,165
Prepaid reinsurance premiums	416,142	100,980	—	517,122
Premises and equipment, net	319,780	4,269	—	324,049
Intangible assets, net	400,385	3,685	—	404,070
Goodwill	174,153	—	—	174,153
Prepaid and other assets	153,567	2,263	—	155,830
Total assets	$7,927,455	$618,099	$(105,811)	$8,439,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,520,204	$143,353	$—	$2,663,557
Unearned premiums and other revenue	1,807,210	225,395	—	2,032,605
Reinsurance payable	329,772	69,076	(801)	398,047
Accounts payable and accrued expenses	423,054	24,682	(15,855)	431,881
Debt	713,710	89,155	(89,155)	713,710
Other liabilities	204,936	41,582	—	246,518
Total liabilities	$5,998,886	$593,243	$(105,811)	$6,486,318
Stockholders’ equity:
Common stock	$1,067	$—	$—	$1,067
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	917,751	—	—	917,751
Accumulated other comprehensive loss	(8,112)	—	—	(8,112)
Retained earnings	597,863	—	—	597,863
Total National General Holdings Corp. Stockholders’ Equity	1,928,569	—	—	1,928,569
Non-controlling interest	—	24,856	—	24,856
Total stockholders’ equity	$1,928,569	$24,856	$—	$1,953,425
Total liabilities and stockholders’ equity	$7,927,455	$618,099	$(105,811)	$8,439,743

Other Material Changes in Financial Position

	June 30, 2018	December 31, 2017	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,692,662	$1,324,321	$368,341	27.8%
Reinsurance Recoverable	1,423,108	1,294,165	$128,943	10.0%

Selected Liabilities:
Unearned premiums and other revenue	$2,302,023	$2,032,605	$269,418	13.3%

Changes in Financial Position During the Six Months Ended June 30, 2018 Compared to December 31, 2017

Premiums and other receivables increased by $368.3 million, driven by growth in our P&C segment ($104.3 million) and A&H segment ($44.9 million), and unsettled purchases of securities ($219.1 million). Reinsurance recoverable increased by $128.9 million, driven by growth in our P&C segment ($125.3 million) and A&H segment ($3.6 million). Unearned premiums and other revenue increased by $269.4 million, driven by growth in our P&C segment ($244.3 million) and A&H segment ($25.1 million).

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

Debt

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three months ended June 30, 2018 and 2017, was $1.9 million and $1.9 million, respectively. Interest expense on the 7.625% Notes for the six months ended June 30, 2018 and 2017, was $3.8 million and $3.8 million, respectively. For more information on the 7.625% Notes including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three months ended June 30, 2018 and 2017, was $5.9 million and $5.9 million, respectively. Interest expense on the 6.75% Notes for the six months ended June 30, 2018 and 2017, was $11.8 million and $11.7 million, respectively. For more information on the 6.75% Notes including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

Subordinated Debentures

Our subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41.2 million and $30.9 million mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three months ended June 30, 2018 and 2017, was $1.1 million and $0.9 million, respectively. Interest expense on the Subordinated Debentures for the six months ended June 30, 2018 and 2017, was $2.1 million and $1.9 million, respectively.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.30% as of June 30, 2018).

As June 30, 2018, there was $190.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of June 30, 2018 was 4.39%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three months ended June 30, 2018 and 2017 was $2.1 million and $1.1 million, respectively. Interest expense on the Credit Agreement for the six months ended June 30, 2018 and 2017 was $3.8 million and $1.5 million, respectively. For more information on the Credit Agreement including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

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

Interest Rate Risk. We had debt securities and preferred stock securities with a fair value of $3.1 billion as of June 30, 2018 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of June 30, 2018 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities (and excluding $0.5 million of preferred stock securities), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of June 30, 2018.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$2,869,598	$(269,216)	(10.7)%
100 basis point increase	3,004,190	(134,624)	(5.4)
No change	3,138,814	—	—
100 basis point decrease	3,273,155	134,341	5.4
200 basis point decrease	3,407,057	268,243	10.7

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $712.2 million principal amount of debt instruments of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.6 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of June 30, 2018 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Certificate of Designations of Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 9, 2018)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
August 6, 2018
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)