Form 10-Q
period 2018-09-30
National General Holdings Corp.
filed 2018-10-30
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
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

As of October 26, 2018, the number of common shares of the registrant outstanding was 107,132,560.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $311,482 and $304,934)	$3,318,097	$3,139,889
Equity securities, at fair value	40,891	50,341
Short-term investments (Exchanges - $8,855 and $22,279)	177,447	38,266
Other investments (related parties - $233,179 and $347,548)	327,099	421,292
Total investments	3,863,534	3,649,788
Cash and cash equivalents (Exchanges - $79 and $5,442)	395,070	292,282
Restricted cash and cash equivalents (Exchanges - $184 and $609)	39,860	65,202
Accrued investment income (related parties - $1,181 and $2,334) (Exchanges - $2,309 and $1,805)	22,829	22,372
Premiums and other receivables, net (Exchanges - $64,090 and $56,792)	1,461,332	1,324,321
Deferred acquisition costs (Exchanges - $19,277 and $20,837)	249,492	216,389
Reinsurance recoverable (related parties - $9,075 and $15,688) (Exchanges - $114,789 and $94,204)	1,527,040	1,294,165
Prepaid reinsurance premiums (Exchanges - $141,984 and $100,980)	680,754	517,122
Premises and equipment, net (Exchanges - $2,261 and $4,269)	297,980	324,049
Intangible assets, net (Exchanges - $3,550 and $3,685)	383,202	404,070
Goodwill	183,984	174,153
Prepaid and other assets (Exchanges - $8,503 and $2,263)	144,011	155,830
Total assets	$9,249,088	$8,439,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	September 30,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $175,945 and $143,353)	$2,855,135	$2,663,557
Unearned premiums and other revenue (Exchanges - $264,418 and $225,395)	2,331,855	2,032,605
Reinsurance payable (Exchanges - $61,232 and $68,275)	655,692	398,047
Accounts payable and accrued expenses (related parties - $69,376 and $140,057) (Exchanges - $4,391 and $8,827)	464,889	431,881
Debt	675,263	713,710
Other liabilities (Exchanges - $59,544 and $41,582)	223,275	246,518
Total liabilities	$7,206,109	$6,486,318

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 107,132,560 shares - 2018; authorized 150,000,000 shares, issued and outstanding 106,697,648 shares - 2017.	$1,071	$1,067
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2018; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017. Aggregate liquidation preference $450,000 - 2018, $420,000 - 2017.	450,000	420,000
Additional paid-in capital	923,124	917,751
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(15,140)	(7,810)
Unrealized losses on investments, net of tax	(53,441)	(302)
Total accumulated other comprehensive income (loss)	(68,581)	(8,112)
Retained earnings	751,320	597,863
Total National General Holdings Corp. Stockholders’ Equity	2,056,934	1,928,569
Non-controlling interest	(13,955)	24,856
Total stockholders’ equity	$2,042,979	$1,953,425
Total liabilities and stockholders’ equity	$9,249,088	$8,439,743

See accompanying notes to unaudited condensed consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net earned premium	$939,527	$864,301	$2,787,971	$2,764,537
Ceding commission income	59,100	50,102	158,976	91,604
Service and fee income	142,690	122,526	415,313	373,644
Net investment income	30,696	25,150	81,702	81,725
Net gain (loss) on investments	(3,170)	47,605	(22,756)	44,018
Other income (expense)	—	(3,901)	—	(198)
Total revenues	1,168,843	1,105,783	3,421,206	3,355,330
Expenses:
Loss and loss adjustment expense	657,310	639,145	1,961,804	1,969,156
Acquisition costs and other underwriting expenses	191,470	163,585	542,040	527,100
General and administrative expenses	235,733	214,127	691,167	680,806
Interest expense	12,583	11,495	38,775	34,590
Total expenses	1,097,096	1,028,352	3,233,786	3,211,652
Income before provision for income taxes	71,747	77,431	187,420	143,678
Provision for income taxes	15,518	18,475	38,261	40,751
Net income	56,229	58,956	149,159	102,927
Net (income) loss attributable to non-controlling interest	12,153	(1,311)	31,979	4,973
Net income attributable to NGHC	68,382	57,645	181,138	107,900
Dividends on preferred stock	(7,875)	(7,875)	(23,625)	(23,625)
Net income attributable to NGHC common stockholders	$60,507	$49,770	$157,513	$84,275

Earnings per common share:
Basic	$0.56	$0.47	$1.47	$0.79
Diluted	$0.55	$0.46	$1.44	$0.78
Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

Weighted average common shares outstanding:
Basic	107,101,837	106,645,601	106,944,461	106,556,662
Diluted	109,563,392	108,520,964	109,315,780	108,690,139

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$56,229	$58,956	$149,159	$102,927
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax (tax - three months - $(115) and $(650); nine months - $(1,948) and $(1,765))	1,041	(1,205)	(7,330)	(3,277)
Gross gain (loss) on investments, net of tax (tax - three months - $(3,227) and $5,404; nine months - $(19,676) and $21,335)	(13,347)	10,037	(74,019)	39,623
Reclassification adjustments for investment gain/loss included in net income:
Other (gain) loss on investments, net of tax (tax - three months - $(382) and $(17,082); nine months - $3,725 and $(21,624))	(1,438)	(31,722)	14,012	(40,159)
Other comprehensive loss, net of tax	$(13,744)	$(22,890)	$(67,337)	$(3,813)
Comprehensive income	42,485	36,066	81,822	99,114
Comprehensive (income) loss attributable to non-controlling interest	13,014	(2,038)	38,811	6,570
Comprehensive income attributable to NGHC	$55,499	$34,028	$120,633	$105,684

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	181,138	(31,979)	149,159
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(7,330)	—	—	(7,330)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(53,175)	—	(6,832)	(60,007)
Issuance of preferred stock	—	—	120	30,000	(110)	—	—	—	29,890
Common stock dividends	—	—	—	—	—	—	(12,850)	—	(12,850)
Preferred stock dividends	—	—	—	—	—	—	(23,625)	—	(23,625)
Common stock issued under employee stock plans and exercises of stock options	557,622	4	—	—	1,645	—	—	—	1,649
Shares withheld related to net share settlement	(122,710)	—	—	—	(2,955)	—	—	—	(2,955)
Stock-based compensation	—	—	—	—	6,793	—	—	—	6,793
Balance September 30, 2018	107,132,560	$1,071	2,565,120	$450,000	$923,124	$(68,581)	$751,320	$(13,955)	$2,042,979

	Nine Months Ended September 30, 2017
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$913,787	$11,475	$539,114	$31,918	$1,917,358
Net income (loss)	—	—	—	—	—	—	107,900	(4,973)	102,927
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,277)	—	—	(3,277)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	1,061	—	(1,597)	(536)
Purchase of non-controlling interest	—	—	—	—	—	—	—	(243)	(243)
Common stock dividends	—	—	—	—	—	—	(12,760)	—	(12,760)
Preferred stock dividends	—	—	—	—	—	—	(23,625)	—	(23,625)
Common stock issued under employee stock plans and exercises of stock options	317,688	3	—	—	1,116	—	—	—	1,119
Shares withheld related to net share settlement	(75,012)	—	—	—	(1,707)	—	—	—	(1,707)
Stock-based compensation	—	—	—	—	6,281	—	—	—	6,281
Balance September 30, 2017	106,670,768	$1,067	2,565,000	$420,000	$919,477	$9,259	$610,629	$25,105	$1,985,537

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$149,159	$102,927
Reconciliation of net income to net cash provided by (used in) operating activities:
Net (gain) loss on investments	22,756	(44,018)
Bad debt expense	55,989	47,248
Depreciation and amortization	64,980	71,199
Stock-compensation expense	6,793	6,281
Deferred income taxes	64	(5,642)
Other, net	858	1,549
Changes in assets and liabilities:
Accrued investment income	(1,641)	4,756
Premiums and other receivables	(208,847)	(284,837)
Deferred acquisition costs	(36,647)	(6,569)
Reinsurance recoverable	(233,216)	(195,149)
Prepaid reinsurance premiums	(163,632)	(328,058)
Prepaid expenses and other assets	28,274	16,238
Unpaid loss and loss adjustment expense reserves	199,905	285,086
Unearned premiums and other revenue	316,556	300,336
Reinsurance payable	258,686	233,158
Accounts payable and accrued expenses	24,874	(4,200)
Other liabilities	(24,837)	89,926
Net cash provided by operating activities	460,074	290,231
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(1,358,877)	(1,560,177)
Debt securities, trading	—	(163,807)
Equity securities	(1,297)	(67,108)
Short-term investments	(2,055,421)	(4,988,664)
Other investments	(27,620)	(53,593)
Premises and equipment	(84,779)	(93,504)
Proceeds from:
Sale and maturity of debt securities, available-for-sale	1,180,945	1,558,296
Sale and maturity of debt securities, trading	—	153,072
Sale of equity securities	3,448	60,041
Sale of short-term investments	1,916,739	4,977,978
Sale and return of other investments	120,905	61,024
Other investing activities	(18,724)	(18,337)
Net cash used in investing activities	(324,681)	(134,779)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from debt	—	95,000
Repayments of debt	(39,000)	(86,441)
Issuance of preferred stock, net (fees $110 and $0)	29,890	—
Issuance of common stock — employee share options	1,649	1,119
Taxes paid related to net share settlement of equity awards	(2,955)	(1,707)
Dividends paid to common shareholders	(12,826)	(12,781)
Dividends paid to preferred shareholders	(23,625)	(23,625)
Net cash used in financing activities	(46,867)	(28,435)
Effect of exchange rate changes on cash and cash equivalents	(11,080)	5,938
Net increase in cash, cash equivalents, and restricted cash	77,446	132,955
Cash, cash equivalents, and restricted cash at beginning of the period	357,484	285,900
Cash, cash equivalents, and restricted cash at end of the period	$434,930	$418,855

Supplemental disclosures of non-cash investing and financing activities:
Accrued common stock dividends	$4,286	$4,267
Accrued preferred stock dividends	7,875	7,875

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC on February 26, 2018. The balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date. The interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 have been adjusted from the information set forth in the Form 10-Q for the quarterly period ended September 30, 2017. See Note 3, “Revisions of Previously Issued Financial Statements” in the Company’s 2017 Form 10-K.

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

For the three and nine months ended September 30, 2017, the Company reclassified “earnings (losses) of equity method investments with related parties” as a component of “net investment income” on its condensed consolidated statements of income to conform to the current-year quarter presentation.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2. Recent Accounting Pronouncements

Adopted During 2018

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and provide improved disclosure requirements. While the guidance excludes revenue from insurance contracts, investments and financial instruments from its scope, the guidance is applicable to the Company’s service and fee income not specifically exempted from the guidance. The Company adopted ASU 2014-09 and all the related amendments (“ASC 606”) effective January 1, 2018, using the modified retrospective method and recorded a cumulative-effect adjustment to the opening balance sheet, increasing retained earnings by $8,830. See Note 3, “Service and Fee Income” for additional information.

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

Not Yet Adopted

With the exception of those adopted above or discussed below, there have been no recent accounting pronouncements, changes in accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the nine months ended September 30, 2018, as compared to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that are of significance, or potential significance, to the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements,” to provide an entity with another transition approach to apply the new lease standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company established a coordinated team to implement Topic 842, as amended. The Company is in the process of determining the scope of impact, data gathering, assessment, and evaluating its processes to meet the standard update, accounting, reporting, and disclosure requirements. The Company expects the adoption will have a significant impact on its consolidated financial statements, primarily to the consolidated balance sheets by recognizing a ROU asset and corresponding lease liability and related disclosures, due to the addition of operating leases previously accounted for as off-balance sheet transactions. The Company is currently unable to quantify the impact of adopting this guidance.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” which includes clarifications to existing codifications or corrections of unintended application of guidance that is not expected to have a significant effect on current

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

accounting practice or create a significant administrative cost to most entities. The amendments affect a wide variety of topics in the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and were effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018. None of the applicable topics were deemed to have a material impact in the Company’s interim condensed consolidated financial statements. However, the Company is currently evaluating the impact of applicable sections on its results of operations and financial position once those sections are adopted beginning after December 15, 2018.

In August 2018, the FASB issued ASU 2018-12, “Financial Services-Insurance (Topic 944),” to make targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The new standard is intended to: (i) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, (ii) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (iii) simplify the amortization of deferred acquisition costs and (iv) improve the effectiveness of the required disclosures. The new standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently unable to quantify the impact of adopting this guidance.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The impact of this rule will be limited to disclosure requirements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Service and Fee Income

On January 1, 2018, the Company adopted ASC 606 for in scope contracts with customers using the modified retrospective method. Financial statements presented prior to the adoption of ASC 606 are reported under the previous guidance of ASC 605, “Revenue Recognition.” ASC 606 is applicable to the Company’s service and fee income, primarily related to the recognition of commission revenue in the Accident and Health segment.

Disaggregation of Revenue by Type and Operating Segment

The following tables summarize revenue by type and operating segment within service and fee income:

	Three Months Ended September 30,
	2018			2017
	Property and Casualty	Accident and Health (1)	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$25,404	$17,874	$43,278	$24,454	$11,053	$35,507
Finance and processing fees	29,804	935	30,739	24,294	1,896	26,190
Installment fees	23,841	—	23,841	20,938	—	20,938
Group health administrative fees	—	18,364	18,364	—	15,611	15,611
Late payment fees	8,164	19	8,183	7,337	29	7,366
Other service and fee income	9,019	9,266	18,285	13,011	3,903	16,914
Total	$96,232	$46,458	$142,690	$90,034	$32,492	$122,526
NGHC	$94,657	$46,458	$141,115	$85,950	$32,492	$118,442
Reciprocal Exchanges	1,575	—	1,575	4,084	—	4,084
Total	$96,232	$46,458	$142,690	$90,034	$32,492	$122,526

	Nine Months Ended September 30,
	2018			2017
	Property and Casualty	Accident and Health (1)	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$68,547	$51,190	$119,737	$74,215	$44,142	$118,357
Finance and processing fees	91,676	3,223	94,899	72,907	6,201	79,108
Installment fees	68,928	—	68,928	59,623	—	59,623
Group health administrative fees	—	57,461	57,461	—	45,619	45,619
Late payment fees	24,360	69	24,429	20,775	97	20,872
Other service and fee income	27,216	22,643	49,859	38,316	11,749	50,065
Total	$280,727	$134,586	$415,313	$265,836	$107,808	$373,644
NGHC	$276,261	$134,586	$410,847	$258,178	$107,808	$365,986
Reciprocal Exchanges	4,466	—	4,466	7,658	—	7,658
Total	$280,727	$134,586	$415,313	$265,836	$107,808	$373,644
(1) The impact to commission revenue for the three and nine months ended September 30, 2018 was an increase of $6,318 and $5,471, respectively, as a result of applying ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,836	$638	$(491)	$40,983
Federal agencies	34,111	—	(909)	33,202
States and political subdivision bonds	273,639	808	(6,154)	268,293
Foreign government	44,212	631	(4)	44,839
Corporate bonds	1,145,408	1,585	(24,022)	1,122,971
Residential mortgage-backed securities	972,683	196	(37,773)	935,106
Commercial mortgage-backed securities	528,117	213	(10,460)	517,870
Asset-backed securities	62,004	721	(136)	62,589
Structured securities	292,942	754	(1,452)	292,244
Total	$3,393,952	$5,546	$(81,401)	$3,318,097
NGHC	$3,074,258	$5,236	$(72,879)	$3,006,615
Reciprocal Exchanges	319,694	310	(8,522)	311,482
Total	$3,393,952	$5,546	$(81,401)	$3,318,097

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$36,236	$987	$(230)	$36,993
Federal agencies	20,711	5	(27)	20,689
States and political subdivision bonds	418,557	4,431	(3,907)	419,081
Foreign government	55,575	2,736	(57)	58,254
Corporate bonds	1,053,777	14,809	(7,697)	1,060,889
Residential mortgage-backed securities	1,020,481	211	(15,953)	1,004,739
Commercial mortgage-backed securities	143,519	2,340	(1,816)	144,043
Asset-backed securities	421	—	(7)	414
Structured securities	390,514	4,959	(686)	394,787
Total	$3,139,791	$30,478	$(30,380)	$3,139,889
NGHC	$2,835,293	$27,117	$(27,455)	$2,834,955
Reciprocal Exchanges	304,498	3,361	(2,925)	304,934
Total	$3,139,791	$30,478	$(30,380)	$3,139,889

As of September 30, 2018 and December 31, 2017, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2018, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$29,967	$29,852	$835	$832	$30,802	$30,684
Due after one year through five years	583,084	574,804	138,736	134,659	721,820	709,463
Due after five years through ten years	688,302	675,393	69,653	68,013	757,955	743,406
Due after ten years	308,822	307,228	11,749	11,751	320,571	318,979
Mortgage-backed securities	1,464,083	1,419,338	98,721	96,227	1,562,804	1,515,565
Total	$3,074,258	$3,006,615	$319,694	$311,482	$3,393,952	$3,318,097

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months			12 Months or More			Total
September 30, 2018	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
U.S. Treasury	$31,155	$(423)	133	$5,685	$(68)	126	$36,840	$(491)
Federal agencies	32,610	(873)	19	592	(36)	4	33,202	(909)
States and political subdivision bonds	151,897	(4,032)	246	48,607	(2,122)	72	200,504	(6,154)
Foreign government	2,496	(4)	2	—	—	—	2,496	(4)
Corporate bonds	839,198	(18,479)	692	95,014	(5,543)	92	934,212	(24,022)
Residential mortgage-backed securities	859,027	(32,721)	287	73,477	(5,052)	11	932,504	(37,773)
Commercial mortgage-backed securities	466,017	(9,988)	147	8,737	(472)	8	474,754	(10,460)
Asset-backed securities	47,742	(80)	13	1,524	(56)	7	49,266	(136)
Structured securities	168,635	(1,364)	80	4,401	(88)	2	173,036	(1,452)
Total	$2,598,777	$(67,964)	1,619	$238,037	$(13,437)	322	$2,836,814	$(81,401)
NGHC	$2,318,185	$(60,081)	1,419	$228,158	$(12,798)	317	$2,546,343	$(72,879)
Reciprocal Exchanges	280,592	(7,883)	200	9,879	(639)	5	290,471	(8,522)
Total	$2,598,777	$(67,964)	1,619	$238,037	$(13,437)	322	$2,836,814	$(81,401)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months			12 Months or More			Total
December 31, 2017	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
U.S. Treasury	$21,567	$(131)	62	$10,555	$(99)	20	$32,122	$(230)
Federal agencies	10,069	(11)	6	615	(16)	4	10,684	(27)
States and political subdivision bonds	145,396	(1,851)	215	86,894	(2,056)	125	232,290	(3,907)
Foreign government	—	—	—	2,443	(57)	2	2,443	(57)
Corporate bonds	402,236	(4,564)	341	110,207	(3,133)	93	512,443	(7,697)
Residential mortgage-backed securities	886,032	(13,476)	72	89,412	(2,477)	9	975,444	(15,953)
Commercial mortgage-backed securities	50,537	(727)	14	27,072	(1,089)	27	77,609	(1,816)
Asset-backed securities	—	—	—	414	(7)	2	414	(7)
Structured securities	73,561	(631)	18	3,727	(55)	4	77,288	(686)
Total	$1,589,398	$(21,391)	728	$331,339	$(8,989)	286	$1,920,737	$(30,380)
NGHC	$1,408,081	$(19,254)	623	$300,732	$(8,201)	268	$1,708,813	$(27,455)
Reciprocal Exchanges	181,317	(2,137)	105	30,607	(788)	18	211,924	(2,925)
Total	$1,589,398	$(21,391)	728	$331,339	$(8,989)	286	$1,920,737	$(30,380)

There were 1,941 and 1,014 securities at September 30, 2018 and December 31, 2017, respectively, that accounted for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. Significant factors influencing the Company’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis.

As of September 30, 2018 and December 31, 2017, of the $13,437 and $8,989, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those securities were greater than or equal to 25% of its amortized cost.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for indicators of OTTI, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

(c) Equity Securities

The fair values of equity securities held by the Company were as follows:

	September 30, 2018	December 31, 2017
Common stock	$40,429	$48,119
Preferred stock	462	2,222
Total	$40,891	$50,341
NGHC	$40,891	$50,341
Reciprocal Exchanges	—	—
Total	$40,891	$50,341

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash and short-term investments	$351	$1,301	$680	$1,452
Debt securities	27,643	25,882	77,469	81,039
Equity securities	182	54	541	220
Other, net (related parties - three months - $505 and $(830); nine months - $550 and $2,229)	2,924	(236)	6,577	5,079
Investment income	31,100	27,001	85,267	87,790
Investment expenses	(404)	(1,851)	(3,565)	(6,065)
Net Investment Income	$30,696	$25,150	$81,702	$81,725
NGHC	$28,352	$22,961	$75,009	$74,505
Reciprocal Exchanges	2,344	2,189	6,693	7,220
Net Investment Income	$30,696	$25,150	$81,702	$81,725

(e) Net Realized Gains (Losses)

Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method. The table below indicates realized gains and losses and OTTI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Debt securities, available-for-sale:
Gross gains	$2,563	$46,313	$4,651	$57,033
Gross losses	(743)	(276)	(22,388)	(2,647)
Net realized gain (loss) on debt securities, available-for-sale	1,820	46,037	(17,737)	54,386
Debt securities, trading	—	1,715	—	(2,351)
Equity securities	(1,376)	(950)	(7,203)	(10,041)
OTTI on investments	(3,000)	—	(3,000)	(25)
Foreign exchange and other investments, net	(614)	803	5,184	2,049
Net realized gain (loss) on investments	$(3,170)	$47,605	$(22,756)	$44,018
NGHC	$(3,003)	$47,659	$(21,490)	$37,885
Reciprocal Exchanges	(167)	(54)	(1,266)	6,133
Net realized gain (loss) on investments	$(3,170)	$47,605	$(22,756)	$44,018

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Net gains and losses recognized during the reporting period on equity securities and debt securities classified as trading still held at the reporting date were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Equity Securities	Equity Securities and Debt Securities	Equity Securities	Equity Securities and Debt Securities
Net gains (losses) recognized during the period	$(1,376)	$(2,004)	$(7,203)	$(19,816)
Less: Net gains (losses) recognized during the period on securities sold during the period	—	(5,888)	(108)	(7,745)
Net gains (losses) recognized during the reporting period on securities still held at the reporting date	$(1,376)	$3,884	$(7,095)	$(12,071)

(f) Credit Quality of Investments

The tables below summarize the credit quality of the Company’s debt securities and preferred stock securities, as rated by Standard & Poor’s (“S&P”). If a security is not rated by S&P, an S&P equivalent is determined based on ratings from similar rating agencies. Securities that are not rated are included in the “BB+ and lower” category.

	NGHC			Reciprocal Exchanges
September 30, 2018	Cost or Amortized Cost	Fair Value	Percentage	Cost or Amortized Cost	Fair Value	Percentage
U.S. Treasury	$28,085	$28,339	0.9%	$12,751	$12,644	4.1%
AAA	464,099	461,686	15.4%	19,207	18,807	6.0%
AA, AA+, AA-	1,370,257	1,321,184	43.9%	153,501	149,411	48.0%
A, A+, A-	559,958	550,054	18.3%	125,243	122,032	39.2%
BBB, BBB+, BBB-	606,804	600,738	20.0%	8,960	8,556	2.7%
BB+ and lower	45,486	45,076	1.5%	32	32	—%
Total	$3,074,689	$3,007,077	100.0%	$319,694	$311,482	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2017	Cost or Amortized Cost	Fair Value	Percentage	Cost or Amortized Cost	Fair Value	Percentage
U.S. Treasury	$30,244	$31,026	1.1%	$5,992	$5,967	2.0%
AAA	255,132	259,506	9.1%	29,540	28,961	9.5%
AA, AA+, AA-	1,399,287	1,382,191	48.7%	133,250	133,316	43.7%
A, A+, A-	531,185	534,298	18.8%	135,682	136,657	44.8%
BBB, BBB+, BBB-	574,456	581,406	20.5%	—	—	—%
BB+ and lower	47,542	48,759	1.8%	34	33	—%
Total	$2,837,846	$2,837,186	100.0%	$304,498	$304,934	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of the Company’s corporate bond holdings and industry concentrations.

September 30, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	24.6%	14.1%	1.1%	$487,398	43.4%
Industrials	0.5%	5.8%	22.0%	25.2%	0.6%	607,721	54.1%
Utilities/Other	—%	—%	2.0%	0.5%	—%	27,852	2.5%
Total	0.5%	9.4%	48.6%	39.8%	1.7%	$1,122,971	100.0%
NGHC	—%	4.7%	37.8%	39.2%	1.7%	$936,224	83.4%
Reciprocal Exchanges	0.5%	4.7%	10.8%	0.6%	—%	186,747	16.6%
Total	0.5%	9.4%	48.6%	39.8%	1.7%	$1,122,971	100.0%

December 31, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	2.9%	7.8%	31.7%	11.9%	—%	$575,746	54.3%
Industrials	0.7%	3.0%	16.9%	21.8%	0.5%	454,764	42.9%
Utilities/Other	—%	—%	1.3%	1.5%	—%	30,388	2.8%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%
NGHC	2.9%	3.4%	37.1%	35.2%	0.5%	$839,615	79.1%
Reciprocal Exchanges	0.7%	7.4%	12.8%	—%	—%	221,283	20.9%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%

(g) Cash and Cash Equivalents, Restricted Cash and Restricted Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are held primarily in the form of cash or certain high grade securities.

The Company’s cash, cash equivalents, and restricted cash are as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$395,070	$292,282
Restricted cash and cash equivalents	39,860	65,202
Cash, cash equivalents and restricted cash	$434,930	$357,484

The fair values of the Company’s restricted investments are as follows:

	September 30, 2018	December 31, 2017
State deposits, at fair value	$73,429	$76,996
Restricted investments to trusts, at fair value	79,192	110,314
Total	$152,621	$187,310

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(h) Short-term and Other Investments

Short-term investments include investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments also consist of commercial paper, U.S. Treasury bills and money market funds that are held within our longer term investment portfolios.

The table below summarizes the composition of other investments:

	September 30, 2018	December 31, 2017
Equity method investments (related parties - $105,487 and $221,375)	$161,644	$256,321
Note receivable - related party See Note 14, "Related Party Transactions"	127,692	126,173
Long-term Certificates of Deposit (CDs), at cost	20,252	20,339
Investments, at fair value	9,843	10,791
Investments, at cost or amortized cost	7,668	7,668
Total	$327,099	$421,292

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

The Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For both the three and nine months ended September 30, 2018 and 2017, the Company recorded OTTI on other investments of $3,000 and $0, respectively.

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

The following entities formed with related parties are considered by the Company to be Variable Interest Entities (“VIE”), for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. In determining whether it is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to, activities that most significantly impact the VIE’s economic performance and which party controls such activities. The Company does not have the ability to direct the activities that most significantly impact a VIE’s economic performance. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

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

On December 28, 2017, the LSC Entities contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217,831 cash (including an advance of $39,724 on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. Since December 28, 2017, the LSC Entities have a 30% non-controlling equity interest in the limited partnership. The carrying value of their investment in the limited partnership was $68,085. As of September 30, 2018 and December 31, 2017, the LSC Entities directly held one and six life settlement contracts, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s equity interest in the LSC Entities as of September 30, 2018 and December 31, 2017, was $47,299 and $160,683, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from the LSC Entities of $(858) and $(462), respectively, made contributions of $0 and $0, respectively, and received distributions of $0 and $45,127, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from the LSC Entities of $651 and $3,213, respectively, made contributions of $2,000 and $21,040, respectively, and received distributions of $116,035 and $45,127, respectively.

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $722 and $703 in rent for the three months ended September 30, 2018 and 2017, respectively. The Company paid 800 Superior, LLC $2,167 and $2,109 in rent for the nine months ended September 30, 2018 and 2017, respectively. The Company’s equity interest in 800 Superior, LLC as of September 30, 2018 and December 31, 2017 was $430 and $1,405, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $287 and $(156), respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(975) and $(307), respectively.

East Ninth & Superior, LLC

The Company holds an investment in East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of September 30, 2018 and December 31, 2017 was $4,304 and $4,251, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $18 and $12, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from East Ninth & Superior of $53 and $49, respectively.

North Dearborn Building Company, L.P.

The Company holds an investment in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each hold a 45% limited partnership interest in North Dearborn, while NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of September 30, 2018 and December 31, 2017 was $6,144 and $7,582, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(148) and $185, respectively, and received distributions of $0 and $0, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(313) and $(555), respectively, and received distributions of $1,125 and $0, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $551 and $587 in rent for the three months ended September 30, 2018 and 2017, respectively. The Company paid 4455 LBJ Freeway, LLC $1,675 and $1,717 in rent for the nine months ended September 30, 2018 and 2017, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2018 and December 31, 2017 was $755 and $740, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $26 and $(487), respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $15 and $(274), respectively.

Illinois Center Building, L.P.

The Company holds an investment in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each hold a 37.5% limited partnership interest in Illinois Center, while ACP Re holds a 15.0% limited partnership interest. NA Advisors holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of September 30, 2018 and December 31, 2017 was $46,555 and $46,715, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from Illinois Center of $0 and $(1,089), respectively, and made contributions of $0 and $938, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(2,410) and $(3,384), respectively, and made contributions of $2,250 and $2,813, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of September 30, 2018 and December 31, 2017. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$40,983	$—	$—	$40,983
Federal agencies	33,202	—	—	33,202
States and political subdivision bonds	—	264,697	3,596	268,293
Foreign government	—	44,839	—	44,839
Corporate bonds	—	1,109,800	13,171	1,122,971
Residential mortgage-backed securities	—	935,106	—	935,106
Commercial mortgage-backed securities	—	517,870	—	517,870
Asset-backed securities	—	62,589	—	62,589
Structured securities	—	292,244	—	292,244
Total available-for-sale debt securities	74,185	3,227,145	16,767	3,318,097
Equity securities:
Common stock	36,680	—	3,749	40,429
Preferred stock	—	182	280	462
Total equity securities	36,680	182	4,029	40,891
Short-term investments	177,447	—	—	177,447
Other investments	—	—	9,843	9,843
Total	$288,312	$3,227,327	$30,639	$3,546,278
NGHC	$265,520	$2,929,782	$30,639	$3,225,941
Reciprocal Exchanges	22,792	297,545	—	320,337
Total	$288,312	$3,227,327	$30,639	$3,546,278

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$36,993	$—	$—	$36,993
Federal agencies	20,689	—	—	20,689
States and political subdivision bonds	—	415,000	4,081	419,081
Foreign government	—	58,254	—	58,254
Corporate bonds	—	1,036,344	24,545	1,060,889
Residential mortgage-backed securities	—	1,004,739	—	1,004,739
Commercial mortgage-backed securities	—	144,043	—	144,043
Asset-backed securities	—	414	—	414
Structured securities	—	394,787	—	394,787
Total available-for-sale debt securities	57,682	3,053,581	28,626	3,139,889
Equity securities:
Common stock	43,067	—	5,052	48,119
Preferred stock	—	1,952	270	2,222
Total equity securities	43,067	1,952	5,322	50,341
Short-term investments	38,266	—	—	38,266
Other investments	—	9	10,782	10,791
Total	$139,015	$3,055,542	$44,730	$3,239,287
NGHC	$110,769	$2,756,575	$44,730	$2,912,074
Reciprocal Exchanges	28,246	298,967	—	327,213
Total	$139,015	$3,055,542	$44,730	$3,239,287

The following tables provide a reconciliation of recurring fair value measurements of the Company’s Level 3 financial assets:

		Total gains (losses) included in:
	Balance as of January 1, 2018	Net income	Other comprehensive income	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of September 30, 2018	Net gains (losses) included in net income on instruments held at end of period
States and political subdivision bonds	$4,081	$—	$(485)	$—	$—	$—	$3,596	$—
Corporate bonds	24,545	—	(11,374)	—	—	—	13,171	—
Common stock	5,052	(1,303)	—	—	—	—	3,749	(1,303)
Preferred stock	270	10	—	—	—	—	280	10
Other investments(1)	10,782	802	—	—	(1,741)	—	9,843	802
Total	$44,730	$(491)	$(11,859)	$—	$(1,741)	$—	$30,639	$(491)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

		Total gains (losses) included in:
	Balance as of January 1, 2017	Net income	Other comprehensive income	Purchases	Sales	Net transfers into (out of) Level 3	Balance as of September 30, 2017	Net gains (losses) included in net income on instruments held at end of period
States and political subdivision bonds	$4,732	$—	$—	$—	$—	$(2)	$4,730	$—
Foreign government	1,910	—	—	—	—	(1,910)	—	—
Corporate bonds	36,044	—	119	—	(9,725)	(1,787)	24,651	—
Residential mortgage-backed securities	7,423	—	—	—	(1)	(7,422)	—	—
Commercial mortgage-backed securities	4,849	—	—	—	—	(4,849)	—	—
Structured securities	9,055	—	—	—	(2,001)	(7,054)	—	—
Common stock	6,297	—	1,663	4,119	(6,297)	1	5,783	—
Preferred stock	—	—	(5)	—	—	275	270	—
Other investments(1)	9,427	(299)	—	3,986	(2,104)	—	11,010	(299)
Total	$79,737	$(299)	$1,777	$8,105	$(20,128)	$(22,748)	$46,444	$(299)
(1) Other investments gains and losses recognized in net income are reported within net investment income in the condensed consolidated statements of income.

During the nine months ended September 30, 2018, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

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

At September 30, 2018 and December 31, 2017, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the debt. See Note 9, “Debt” for additional information.

As of September 30, 2018 and December 31, 2017, the Company’s 7.625% Notes are publicly traded and were classified as Level 2.

As of September 30, 2018, the Company’s 6.75% Notes, the Subordinated Debentures and the Credit Agreement were not publicly traded and were classified as Level 3. As of December 31, 2017, the Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes and the Credit Agreement were not publicly traded and were classified as Level 3.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	September 30, 2018		December 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	$96,821	$102,400	$96,756	$101,640
6.75% Notes	346,274	346,914	345,786	366,131
Subordinated Debentures	72,168	72,104	72,168	72,101
Imperial Surplus Notes	—	—	5,000	4,984
SPCIC Surplus Notes	—	—	4,000	3,996
Credit Agreement	160,000	164,334	190,000	195,420
Total	$675,263	$685,752	$713,710	$744,272

6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Nine Months Ended September 30,
	2018			2017
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance at beginning of the period	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922
Additions	399,610	16,985	416,595	399,436	62,791	462,227
Amortization	(369,634)	(13,858)	(383,492)	(394,515)	(60,914)	(455,429)
Change in DAC	29,976	3,127	33,103	4,921	1,877	6,798
Balance at end of the period	$228,259	$21,233	$249,492	$212,518	$15,202	$227,720
NGHC	$208,982	$21,233	$230,215	$173,582	$15,202	$188,784
Reciprocal Exchanges	19,277	—	19,277	38,936	—	38,936
Balance at end of the period	$228,259	$21,233	$249,492	$212,518	$15,202	$227,720

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The table below shows the rollforward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Nine Months Ended September 30,
	2018					2017
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866
Less: Reinsurance recoverable at beginning of the period	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)
Net balance at beginning of the period	1,203,056	239,813	1,442,869	90,945	1,533,814	1,108,719	189,467	1,298,186	94,883	1,393,069
Incurred losses and LAE related to:
Current year	1,596,337	276,987	1,873,324	124,914	1,998,238	1,634,876	248,433	1,883,309	90,220	1,973,529
Prior year	(13,318)	(24,623)	(37,941)	1,507	(36,434)	7,177	(10,106)	(2,929)	(1,444)	(4,373)
Total incurred	1,583,019	252,364	1,835,383	126,421	1,961,804	1,642,053	238,327	1,880,380	88,776	1,969,156
Paid losses and LAE related to:
Current year	(883,969)	(108,686)	(992,655)	(81,526)	(1,074,181)	(925,021)	(110,570)	(1,035,591)	(59,858)	(1,095,449)
Prior year	(622,468)	(114,045)	(736,513)	(34,079)	(770,592)	(610,139)	(88,111)	(698,250)	(34,352)	(732,602)
Total paid	(1,506,437)	(222,731)	(1,729,168)	(115,605)	(1,844,773)	(1,535,160)	(198,681)	(1,733,841)	(94,210)	(1,828,051)
Effect of foreign exchange rates	—	(8,302)	(8,302)	—	(8,302)	—	6,903	6,903	—	6,903
Net balance at end of the period	1,279,638	261,144	1,540,782	101,761	1,642,543	1,215,612	236,016	1,451,628	89,449	1,541,077
Plus reinsurance recoverable at end of the period	1,120,630	17,778	1,138,408	74,184	1,212,592	966,155	8,836	974,991	50,369	1,025,360
Gross balance at end of period	$2,400,268	$278,922	$2,679,190	$175,945	$2,855,135	$2,181,767	$244,852	$2,426,619	$139,818	$2,566,437

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2018. Loss and LAE for the nine months ended September 30, 2018 included $36,434 of favorable development on prior accident year loss and LAE reserves. The $11,811 of favorable development in the property and casualty segment (including $1,507 of unfavorable development for the Reciprocal Exchanges) was driven by favorable development in the Company’s auto physical damage and homeowners products, while the $24,623 of favorable development in the accident and health segment was primarily driven by favorable development in the Company’s domestic products.
2017. Loss and LAE for the nine months ended September 30, 2017 included $4,373 of favorable development on prior accident year loss and LAE reserves. The $5,733 of unfavorable development in the property and casualty segment (including $1,444 of favorable development for the Reciprocal Exchanges) was primarily driven by unfavorable development in the Company’s auto liability business, while $10,106 of favorable development in the accident and health products was primarily driven by favorable development in the Company’s domestic products.

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

The Company’s reinsurance recoverable summary is as follows:

	September 30, 2018	December 31, 2017
Reinsurance recoverable on paid losses	$314,448	$164,422
Reinsurance recoverable on unpaid losses	1,212,592	1,129,743
Reinsurance recoverable	$1,527,040	$1,294,165

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	September 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$87,437	$1,212,592	$134,246	$1,129,743
Unearned premiums	29,762	680,754	45,182	517,122

The following is a summary of the effect of reinsurance on premiums and losses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Premium:	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,330,259	$1,296,717	$1,179,169	$1,101,356	$4,055,044	$3,744,321	$3,496,086	$3,086,648
Assumed	25,412	29,078	25,142	43,621	74,206	89,627	95,517	202,827
Total Gross Premium	1,355,671	1,325,795	1,204,311	1,144,977	4,129,250	3,833,948	3,591,603	3,289,475
Ceded	(432,647)	(386,268)	(582,757)	(280,676)	(1,209,608)	(1,045,977)	(852,996)	(524,938)
Net Premium	$923,024	$939,527	$621,554	$864,301	$2,919,642	$2,787,971	$2,738,607	$2,764,537

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$7,479	$289,726	$39,719	$268,506	$16,487	$712,277	$95,021	$451,512

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

As of July 1, 2017, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provided a total of $375,000 in coverage with a $20,000 retention, with one reinstatement. Effective July 1, 2018, the Reciprocal Exchanges renewed their property catastrophe excess of loss program providing a total of $475,000 in coverage with a $20,000 retention, with one reinstatement.

9. Debt

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance were approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the three months ended September 30, 2018 and 2017, was $1,906 and $1,922, respectively. Interest expense on the 7.625% Notes for the nine months ended September 30, 2018 and 2017, was $5,719 and $5,703, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of September 30, 2018.

6.75% Notes due 2024

The Company previously issued $350,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in two private placements. The net proceeds the Company received from the issuances were approximately $343,850, after deducting issuance expenses. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. Interest expense on the 6.75% Notes for the three months ended September 30, 2018 and 2017, was $5,906 and $5,955, respectively. Interest expense on the 6.75% Notes for the nine months ended September 30, 2018 and 2017, was $17,719 and $17,670, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of September 30, 2018.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three months ended September 30, 2018 and 2017, was $1,144 and $925, respectively. Interest expense on the Subordinated Debentures for the nine months ended September 30, 2018 and 2017, was $3,227 and $2,835, respectively.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, was the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bore interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. On May 15, 2018, the Company redeemed the Imperial Surplus Notes. Interest expense on the Imperial Surplus Notes for the three months ended September 30, 2018 and 2017, was $0 and $68, respectively. Interest expense on the Imperial Surplus Notes for the nine months ended September 30, 2018 and 2017, was $108 and $196, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, was the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bore interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. On April 2, 2018, the Company redeemed the SPCIC Surplus Notes. Interest expense on the SPCIC Surplus Notes for the three months ended September 30, 2018 and 2017, was $0 and $56, respectively. Interest expense on the SPCIC Surplus Notes for the nine months ended September 30, 2018 and 2017, was $58 and $161, respectively.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of September 30, 2018).

As of September 30, 2018, there was $160,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of September 30, 2018 was 4.50%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three months ended September 30, 2018 and 2017, was $1,950 and $1,311, respectively. Interest expense on the Credit Agreement for the nine months ended September 30, 2018 and 2017, was $5,700 and $2,855, respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of September 30, 2018.

Maturities of the Company’s debt for the years subsequent to September 30, 2018 are as follows:

	2018 (remaining three months)	2019	2020	2021	2022	2023	Thereafter	Total
7.625% Notes	$—	$—	$—	$—	$—	$—	$100,000	$100,000
6.75% Notes	—	—	—	—	—	—	350,000	350,000
Subordinated Debentures	—	—	—	—	—	—	72,168	72,168
Credit Agreement	—	—	160,000	—	—	—	—	160,000
Total principal amount of debt	$—	$—	$160,000	$—	$—	$—	$522,168	$682,168
Less: Unamortized debt issuance costs and unamortized discount								(6,905)
Carrying amount of debt								$675,263

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “Act”). The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and revises the tax treatment of certain items for property and casualty insurers. As of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act and additional information and analysis is required; however, under the guidance, Staff Accounting Bulletin No. 118 (“SAB 118”), in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional expense (benefit) of $25,783 for NGHC and $(5,194) for the Reciprocal Exchanges during 2017. These amounts are primarily related to the restatement of deferred taxes from 35% to the newly enacted 2018 rate of 21%, and were recorded to income tax expense for the year ended December 31, 2017. No changes to these provisional amounts were recorded during the nine months ended September 30, 2018. The Company will continue to make and refine calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as the Company gains a more thorough understanding of the tax law and/or as regulations are promulgated.

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

The following tables provide a reconciliation of the difference in the Company’s income tax expense compared to the federal statutory rate of 21% and 35% for September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision for income taxes	$84,808	$(13,061)	$71,747	$75,289	$2,142	$77,431
Tax at federal statutory rate	$17,810	$(2,743)	$15,067	$26,352	$750	$27,102
Tax effects resulting from:
Exempt foreign income	(1,089)	—	(1,089)	(550)	—	(550)
Statutory equalization reserves	—	—	—	(4,856)	—	(4,856)
Other	(295)	1,835	1,540	(3,302)	81	(3,221)
Total income tax reported	$16,426	$(908)	$15,518	$17,644	$831	$18,475
Effective tax rate	19.4%	7.0%	21.6%	23.4%	38.8%	23.9%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Income (loss) before provision for income taxes	$225,577	$(38,157)	$187,420	$149,996	$(6,318)	$143,678
Tax at federal statutory rate	$47,371	$(8,013)	$39,358	$52,499	$(2,211)	$50,288
Tax effects resulting from:
Exempt foreign income	(3,291)	—	(3,291)	(5,393)	—	(5,393)
Statutory equalization reserves	—	—	—	(8,319)	—	(8,319)
Other	359	1,835	2,194	3,309	866	4,175
Total income tax reported	$44,439	$(6,178)	$38,261	$42,096	$(1,345)	$40,751
Effective tax rate	19.7%	16.2%	20.4%	28.1%	21.3%	28.4%

The Company’s consolidated effective tax rate decreased from 28.4% for the nine months ended September 30, 2017 to 20.4% for the nine months ended September 30, 2018. The decrease was primarily driven by the change of the federal statutory rate.

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

11. Stockholders' Equity

On July 11, 2018, the Company completed a private placement of 120 shares of a new series of preferred stock, par value $0.01 per share, designated as its Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (the “Series D Preferred Stock”), with a liquidation preference of $250,000 per share, for aggregate proceeds of $30,000. Holders of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Company’s board of directors, non-cumulative cash dividends per share at the per annum rate of 7.00% prior to July 15, 2023, and thereafter at the annual rate of six-month LIBOR plus 5.4941%. Dividends will be payable semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of the Company, at any time), the Series D Preferred Stock may be converted at the holder’s option into shares of the Company’s common stock at a conversion rate of 6,578.9474 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, which equates to an initial conversion price of $38 per share. In lieu of converting any shares of Series D Preferred Stock, the Company may, at its option, redeem such shares as described herein.

On or after July 15, 2023 (or in the event of a fundamental change of the Company at any time), the Company will have the right to redeem the Series D Preferred Stock in whole or from time to time in part at a cash redemption price equal to the redemption amount specified in the Certificate of Designations governing the Series D Preferred Stock plus the sum of declared and unpaid dividends for prior dividend periods, if any, and accrued but unpaid dividends for the then-current dividend period (whether or not declared) to the redemption date. In addition, if the Company fails to pay a declared dividend on the Series D Preferred Stock when due and payable, a holder of the Series D Preferred Stock may require the Company to redeem its Series D Preferred Stock in whole or in part. In the case of any redemption, the redemption amount will equal the liquidation preference of the shares of Series D Preferred Stock to be redeemed unless (i) the accumulated earned premium produced under the business collaboration agreement entered into between the Company and the purchaser of the Series D Preferred Stock equals or exceeds $50,000 at the time of redemption and (ii) the trading price of the Company’s common stock equals or exceeds the then-applicable conversion price of the Series D Preferred Stock. In such case, the redemption amount will be a cash amount equal to the conversion value of the shares issuable upon conversion of the Series D Preferred Stock. The Series D Preferred Stock ranks senior to the common stock and on parity with the Company’s Series A, B and C preferred stock and all other parity classes of preferred stock that may be issued by the Company in the future.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of September 30, 2018, 521,311 shares of the Company’s common stock remained available for grants under the Plans.

A summary of the Company’s stock option awards is shown below:

	Shares Subject to Options Outstanding
Nine Months Ended September 30, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,450,585	$9.37
Exercised	(215,458)	7.66
Outstanding and exercisable at end of period	3,235,127	$9.48	4.3	$56,161
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $26.84, as reported on the Nasdaq Global Select Market on September 28, 2018.

No options were granted, forfeited or expired during the nine months ended September 30, 2018. The total intrinsic value of the options exercised for the three months ended September 30, 2018 and 2017 was $322 and $0, respectively, and for the nine months ended September 30, 2018 and 2017 was $3,953 and $1,532, respectively. The total fair value of stock options vested for the three months ended September 30, 2018 and 2017 was $19 and $306, respectively, and for the nine months ended September 30, 2018 and 2017 was $652 and $1,957, respectively.

A summary of the Company’s RSUs is shown below:

	RSUs
Nine Months Ended September 30, 2018	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	845,459	$21.83
Granted	458,850	21.36
Vested	(342,164)	20.07
Forfeited	(13,600)	19.92
Non-vested at end of period	948,545	$22.26

The weighted-average grant date fair value of RSUs granted for the nine months ended September 30, 2018 and 2017 was $21.36 and $24.06, respectively. The total fair value of the RSUs vested for the three months ended September 30, 2018 and 2017 was $1,348 and $1,477, respectively, and for the nine months ended September 30, 2018 and 2017 was $6,869 and $3,426, respectively.

Compensation expense, included in general and administrative expenses, for all share-based compensation plans was $2,283 and $1,794 for the three months ended September 30, 2018 and 2017, respectively, and $6,793 and $6,281 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the Company had approximately $16,302 of unrecognized share-based compensation expense, all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years based on vesting under the award service conditions.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to NGHC	$68,382	$57,645	$181,138	$107,900
Less: Dividends on preferred stock	(7,875)	(7,875)	(23,625)	(23,625)
Net income attributable to NGHC common stockholders	$60,507	$49,770	$157,513	$84,275

Denominator:
Weighted average number of common shares outstanding – basic	107,101,837	106,645,601	106,944,461	106,556,662
Potentially dilutive securities:
Employee stock options	2,108,233	1,772,419	2,067,054	1,967,337
RSUs	353,322	102,944	304,265	166,140
Weighted average number of common shares outstanding – diluted	109,563,392	108,520,964	109,315,780	108,690,139

Basic earnings per share attributable to NGHC common stockholders	$0.56	$0.47	$1.47	$0.79
Diluted earnings per share attributable to NGHC common stockholders	$0.55	$0.46	$1.44	$0.78

14. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services to and from these related entities as follows:

Agreements with AmTrust

Asset Management Agreement

Pursuant to an asset management agreement among the Company and AmTrust, the Company paid AmTrust a fee for managing the Company’s investment portfolio. The asset management agreement was terminated effective May 1, 2018. Prior to the termination of this agreement, AmTrust provided investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter was greater than $1 billion. The amounts charged for such expenses were $0 and $1,272 for the three months ended September 30, 2018 and 2017, respectively, and $2,155 and $3,467 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, there was a payable to AmTrust related to these services in the amount of $0 and $1,208, respectively.

Asset Purchase and Master Services Agreements

On September 13, 2017, the Company entered into an asset purchase and license agreement (the “Agreement”) with AmTrust, pursuant to which the Company acquired ownership of a policy management system and the related intellectual property, as well as a non-exclusive perpetual license to certain software programs used by the system (the “System”), for a purchase price of $200,000, including license fees which would have been payable for use of the System during the third quarter 2017. The purchase price is payable in three equal installments in the amount of $66,667, with the first payment made upon the execution of the Agreement, the second payment made upon the 6-month anniversary of the Agreement, and the third payment payable upon the later of the completion of the full separation and transfer of the System to the Company’s operating environment and the 18-month anniversary of the Agreement. In addition, the Company will be required to pay AmTrust costs for the implementation of the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

System within the Company’s technology environment (up to $5,000).

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide printing and mailing services, and management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement of $729 and $13,742 for the three months ended September 30, 2018 and 2017, respectively, and $9,819 and $44,802 for the nine months ended September 30, 2018 and 2017, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $9,076 and $15,688 at September 30, 2018 and December 31, 2017, respectively. The net recovery under the agreement was $1,090 and $3,358 for the three months ended September 30, 2018 and 2017, respectively, and $1,524 and $6,354 for the nine months ended September 30, 2018 and 2017, respectively.

The agreement also stipulates that if the Company would be denied full statutory credit for reinsurance ceded pursuant to the credit for reinsurance laws or regulations in any applicable jurisdiction, the reinsurers will secure an amount equal to that obligation through a letter of credit, assets held in trust for the benefit of the Company or cash. ACP Re and Maiden held assets in trust in the amount of $4,762 and $9,667, respectively, as of September 30, 2018 and $6,530 and $13,834, respectively, as of December 31, 2017.

Equity Method Investments

The Company has ownership interests in LSC Entities, limited liability companies and limited partnerships with related parties. See Note 4, “Investments - Equity Method Investments - Related Parties” for additional information.

Credit Agreement with ACP Re

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

As of September 30, 2018 and December 31, 2017 there was a receivable related to the ACP Re Credit Agreement of $127,692 and $126,173, respectively. The Company recorded interest income of $1,181 and $1,167 for the three months ended September 30, 2018 and 2017, respectively, and $3,529 and $3,487 for the nine months ended September 30, 2018 and 2017, respectively, under the ACP Re Credit Agreement. Management evaluates the loan for impairment on a quarterly basis, including the adequacy of the Company’s reserve position based on collateral levels maintained. Management determined no reserve was needed for the carrying value of the loan at September 30, 2018 and December 31, 2017.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $207 and $201 in rent for the three months ended September 30, 2018 and 2017, respectively, and $622 and $576 for the nine months ended September 30, 2018 and 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2020. The Company paid $76 and $75 in rent for the three months ended September 30, 2018 and 2017, respectively, and $226 and $222 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following tables summarize the results of operations of the Company’s operating segments:

	Three Months Ended September 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,211,723	$143,948	$—	$1,355,671
Ceded premiums	(412,275)	(20,372)	—	(432,647)
Net premium written	799,448	123,576	—	923,024
Change in unearned premium	(15,267)	31,770	—	16,503
Net earned premium	784,181	155,346	—	939,527
Ceding commission income	58,831	269	—	59,100
Service and fee income	96,232	46,458	—	142,690
Total underwriting revenues	939,244	202,073	—	1,141,317
Underwriting expenses:
Loss and loss adjustment expense	584,658	72,652	—	657,310
Acquisition costs and other underwriting expenses	146,696	44,774	—	191,470
General and administrative expenses	185,208	50,525	—	235,733
Total underwriting expenses	916,562	167,951	—	1,084,513
Underwriting income	22,682	34,122	—	56,804
Net investment income	—	—	30,696	30,696
Net loss on investments	—	—	(3,170)	(3,170)
Interest expense	—	—	(12,583)	(12,583)
Provision for income taxes	—	—	(15,518)	(15,518)
Net (income) loss attributable to non-controlling interest	—	—	12,153	12,153
Net income attributable to NGHC	$22,682	$34,122	$11,578	$68,382

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$1,083,045	$121,266	$—	$1,204,311
Ceded premiums	(571,688)	(11,069)	—	(582,757)
Net premium written	511,357	110,197	—	621,554
Change in unearned premium	217,217	25,530	—	242,747
Net earned premium	728,574	135,727	—	864,301
Ceding commission income	49,876	226	—	50,102
Service and fee income	90,034	32,492	—	122,526
Total underwriting revenues	868,484	168,445	—	1,036,929
Underwriting expenses:
Loss and loss adjustment expense	555,731	83,414	—	639,145
Acquisition costs and other underwriting expenses	129,759	33,826	—	163,585
General and administrative expenses	175,664	38,463	—	214,127
Total underwriting expenses	861,154	155,703	—	1,016,857
Underwriting income	7,330	12,742	—	20,072
Net investment income	—	—	25,150	25,150
Net gain on investments	—	—	47,605	47,605
Other expense	—	—	(3,901)	(3,901)
Interest expense	—	—	(11,495)	(11,495)
Provision for income taxes	—	—	(18,475)	(18,475)
Net (income) attributable to non-controlling interest	—	—	(1,311)	(1,311)
Net income attributable to NGHC	$7,330	$12,742	$37,573	$57,645

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$3,594,690	$534,560	$—	$4,129,250
Ceded premiums	(1,161,235)	(48,373)	—	(1,209,608)
Net premium written	2,433,455	486,187	—	2,919,642
Change in unearned premium	(110,875)	(20,796)	—	(131,671)
Net earned premium	2,322,580	465,391	—	2,787,971
Ceding commission income	158,187	789	—	158,976
Service and fee income	280,727	134,586	—	415,313
Total underwriting revenues	2,761,494	600,766	—	3,362,260
Underwriting expenses:
Loss and loss adjustment expense	1,709,440	252,364	—	1,961,804
Acquisition costs and other underwriting expenses	405,541	136,499	—	542,040
General and administrative expenses	542,902	148,265	—	691,167
Total underwriting expenses	2,657,883	537,128	—	3,195,011
Underwriting income	103,611	63,638	—	167,249
Net investment income	—	—	81,702	81,702
Net loss on investments	—	—	(22,756)	(22,756)
Interest expense	—	—	(38,775)	(38,775)
Provision for income taxes	—	—	(38,261)	(38,261)
Net (income) loss attributable to non-controlling interest	—	—	31,979	31,979
Net income attributable to NGHC	$103,611	$63,638	$13,889	$181,138

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenue:
Gross premium written	$3,147,408	$444,195	$—	$3,591,603
Ceded premiums	(818,361)	(34,635)	—	(852,996)
Net premium written	2,329,047	409,560	—	2,738,607
Change in unearned premium	35,985	(10,055)	—	25,930
Net earned premium	2,365,032	399,505	—	2,764,537
Ceding commission income	90,820	784	—	91,604
Service and fee income	265,836	107,808	—	373,644
Total underwriting revenues	2,721,688	508,097	—	3,229,785
Underwriting expenses:
Loss and loss adjustment expense	1,730,829	238,327	—	1,969,156
Acquisition costs and other underwriting expenses	415,025	112,075	—	527,100
General and administrative expenses	558,288	122,518	—	680,806
Total underwriting expenses	2,704,142	472,920	—	3,177,062
Underwriting income	17,546	35,177	—	52,723
Net investment income	—	—	81,725	81,725
Net gain on investments	—	—	44,018	44,018
Other expense	—	—	(198)	(198)
Interest expense	—	—	(34,590)	(34,590)
Provision for income taxes	—	—	(40,751)	(40,751)
Net (income) loss attributable to non-controlling interest	—	—	4,973	4,973
Net income attributable to NGHC	$17,546	$35,177	$55,177	$107,900

The following tables summarize the total assets of the Company’s operating segments:

	September 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,322,760	$134,990	$3,582	$1,461,332
Deferred acquisition costs	228,259	21,233	—	249,492
Reinsurance recoverable	1,508,481	18,559	—	1,527,040
Prepaid reinsurance premiums	680,754	—	—	680,754
Intangible assets, net and Goodwill	448,496	118,690	—	567,186
Prepaid and other assets	23,833	19,803	100,375	144,011
Corporate and other assets	—	—	4,619,273	4,619,273
Total assets	$4,212,583	$313,275	$4,723,230	$9,249,088

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,177,350	$117,000	$29,971	$1,324,321
Deferred acquisition costs	198,283	18,106	—	216,389
Reinsurance recoverable	1,284,325	9,840	—	1,294,165
Prepaid reinsurance premiums	517,122	—	—	517,122
Intangible assets, net and Goodwill	464,153	114,070	—	578,223
Prepaid and other assets	21,141	35,608	99,081	155,830
Corporate and other assets	—	—	4,353,693	4,353,693
Total assets	$3,662,374	$294,624	$4,482,745	$8,439,743

The following tables show an analysis of the Company’s premiums by geographical location:

	Three Months Ended September 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,230,492	$121,351	$1,351,843	$1,093,828	$104,406	$1,198,234
Gross premium written - Europe	3,828	—	3,828	6,077	—	6,077
Total	$1,234,320	$121,351	$1,355,671	$1,099,905	$104,406	$1,204,311

Net premium written - North America	$921,456	$14,814	$936,270	$571,944	$43,533	$615,477
Net premium written - Europe	(13,246)	—	(13,246)	6,077	—	6,077
Total	$908,210	$14,814	$923,024	$578,021	$43,533	$621,554

Net earned premium - North America	$878,367	$43,151	$921,518	$791,289	$41,978	$833,267
Net earned premium - Europe	18,009	—	18,009	31,034	—	31,034
Total	$896,376	$43,151	$939,527	$822,323	$41,978	$864,301

	Nine Months Ended September 30,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$3,666,594	$337,021	$4,003,615	$3,210,509	$285,779	$3,496,288
Gross premium written - Europe	125,635	—	125,635	95,315	—	95,315
Total	$3,792,229	$337,021	$4,129,250	$3,305,824	$285,779	$3,591,603

Net premium written - North America	$2,678,841	$132,240	$2,811,081	$2,506,815	$136,477	$2,643,292
Net premium written - Europe	108,561	—	108,561	95,315	—	95,315
Total	$2,787,402	$132,240	$2,919,642	$2,602,130	$136,477	$2,738,607

Net earned premium - North America	$2,559,409	$141,009	$2,700,418	$2,556,275	$123,266	$2,679,541
Net earned premium - Europe	87,553	—	87,553	84,996	—	84,996
Total	$2,646,962	$141,009	$2,787,971	$2,641,271	$123,266	$2,764,537

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of the Company’s premium by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Premium Written	2018	2017	2018	2017
Property and Casualty
Personal Auto	$661,126	$599,306	$2,017,996	$1,760,913
Homeowners	192,349	153,853	523,308	419,525
RV/Packaged	54,964	49,928	164,427	147,280
Small Business Auto	75,218	79,296	246,448	246,562
Lender-placed insurance	94,462	84,447	259,995	251,091
Other	12,253	11,809	45,495	36,258
Property and Casualty	$1,090,372	$978,639	$3,257,669	$2,861,629
Accident and Health	143,948	121,266	534,560	444,195
NGHC Total	$1,234,320	$1,099,905	$3,792,229	$3,305,824

Reciprocal Exchanges
Personal Auto	$40,240	$39,040	$116,602	$102,420
Homeowners	80,070	64,240	217,486	180,616
Other	1,041	1,126	2,933	2,743
Reciprocal Exchanges Total	$121,351	$104,406	$337,021	$285,779

Total	$1,355,671	$1,204,311	$4,129,250	$3,591,603

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Premium Written	2018	2017	2018	2017
Property and Casualty
Personal Auto	$502,964	$318,773	$1,542,685	$1,387,024
Homeowners	112,390	(18,881)	255,290	217,590
RV/Packaged	54,627	49,547	162,934	146,256
Small Business Auto	53,155	43,505	181,314	195,577
Lender-placed insurance	56,529	70,581	134,630	229,938
Other	4,969	4,299	24,362	16,185
Property and Casualty	$784,634	$467,824	$2,301,215	$2,192,570
Accident and Health	123,576	110,197	486,187	409,560
NGHC Total	$908,210	$578,021	$2,787,402	$2,602,130

Reciprocal Exchanges
Personal Auto	$12,845	$12,533	$40,860	$51,240
Homeowners	2,002	30,497	90,826	83,887
Other	(33)	503	554	1,350
Reciprocal Exchanges Total	$14,814	$43,533	$132,240	$136,477

Total	$923,024	$621,554	$2,919,642	$2,738,607

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premium	2018	2017	2018	2017
Property and Casualty
Personal Auto	$496,139	$428,112	$1,436,793	$1,377,752
Homeowners	80,308	68,042	242,161	282,741
RV/Packaged	51,229	45,742	145,911	129,706
Small Business Auto	59,636	60,013	178,302	193,578
Lender-placed insurance	48,466	79,048	162,629	241,990
Other	5,252	5,639	15,775	15,999
Property and Casualty	$741,030	$686,596	$2,181,571	$2,241,766
Accident and Health	155,346	135,727	465,391	399,505
NGHC Total	$896,376	$822,323	$2,646,962	$2,641,271

Reciprocal Exchanges
Personal Auto	$13,353	$15,167	$38,812	$48,523
Homeowners	29,698	26,382	101,578	73,533
Other	100	429	619	1,210
Reciprocal Exchanges Total	$43,151	$41,978	$141,009	$123,266

Total	$939,527	$864,301	$2,787,971	$2,764,537

16. Subsequent Event

In October 2018, Hurricane Michael impacted the Southeastern U.S. The Company’s initial assessment of the impact is approximately $7,000 - $10,000 in losses, net of quota share reinsurance.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2018, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.9x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $81.7 million and $81.7 million for the nine months ended September 30, 2018 and 2017, respectively. We held 10.1% and 8.9% of total invested assets in cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense reserves. As of September 30, 2018 and December 31, 2017, our reserves, net of reinsurance recoverable on unpaid losses, were $1.6 billion and $1.5 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

For more information related to recent accounting pronouncements that we adopted during the nine months ended September 30, 2018, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,234,320	$121,351	$—	$1,355,671	$1,100,706	$104,406	$(801)	$1,204,311
Ceded premiums	(326,110)	(106,537)	—	(432,647)	(522,685)	(60,873)	801	(582,757)
Net premium written	$908,210	$14,814	$—	$923,024	$578,021	$43,533	$—	$621,554
Change in unearned premium	(11,834)	28,337	—	16,503	244,302	(1,555)	—	242,747
Net earned premium	$896,376	$43,151	$—	$939,527	$822,323	$41,978	$—	$864,301
Ceding commission income	44,513	14,587	—	59,100	30,901	19,201	—	50,102
Service and fee income	160,425	1,575	(19,310)	142,690	133,057	4,084	(14,615)	122,526
Total underwriting revenues	$1,101,314	$59,313	$(19,310)	$1,141,317	$986,281	$65,263	$(14,615)	$1,036,929
Underwriting expenses:
Loss and loss adjustment expense	617,098	40,212	—	657,310	612,289	26,856	—	639,145
Acquisition costs and other underwriting expenses	180,180	11,290	—	191,470	146,469	17,116	—	163,585
General and administrative expenses	234,626	20,417	(19,310)	235,733	209,923	18,819	(14,615)	214,127
Total underwriting expenses	$1,031,904	$71,919	$(19,310)	$1,084,513	$968,681	$62,791	$(14,615)	$1,016,857
Underwriting income	$69,410	$(12,606)	$—	$56,804	$17,600	$2,472	$—	$20,072
Net investment income	30,984	2,344	(2,632)	30,696	25,426	2,189	(2,465)	25,150
Net gain (loss) on investments	(3,003)	(167)	—	(3,170)	47,659	(54)	—	47,605
Other expense	—	—	—	—	(3,901)	—	—	(3,901)
Interest expense	(12,583)	(2,632)	2,632	(12,583)	(11,495)	(2,465)	2,465	(11,495)
Income (loss) before provision (benefit) for income taxes	$84,808	$(13,061)	$—	$71,747	$75,289	$2,142	$—	$77,431
Less: Provision (benefit) for income taxes	16,426	(908)	—	15,518	17,644	831	—	18,475
Net income (loss)	$68,382	$(12,153)	$—	$56,229	$57,645	$1,311	$—	$58,956
Less: Net (income) loss attributable to non-controlling interest	—	12,153	—	12,153	—	(1,311)	—	(1,311)
Net income attributable to NGHC	$68,382	$—	$—	$68,382	$57,645	$—	$—	$57,645
Net loss ratio	68.8%	93.2%		70.0%	74.5%	64.0%		73.9%
Net operating expense ratio (non-GAAP)	23.4%	36.0%		24.0%	23.4%	30.1%		23.7%
Net combined ratio (non-GAAP)	92.2%	129.2%		94.0%	97.9%	94.1%		97.6%

	Three Months Ended September 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$1,044,487	$74,551	$(21,942)	$1,097,096	$980,176	$65,256	$(17,080)	$1,028,352
Less: Loss and loss adjustment expense	617,098	40,212	—	657,310	612,289	26,856	—	639,145
Less: Interest expense	12,583	2,632	(2,632)	12,583	11,495	2,465	(2,465)	11,495
Less: Ceding commission income	44,513	14,587	—	59,100	30,901	19,201	—	50,102
Less: Service and fee income	160,425	1,575	(19,310)	142,690	133,057	4,084	(14,615)	122,526
Net operating expense	$209,868	$15,545	$—	$225,413	$192,434	$12,650	$—	$205,084
Net earned premium	$896,376	$43,151	$—	$939,527	$822,323	$41,978	$—	$864,301
Net operating expense ratio (non-GAAP)	23.4%	36.0%		24.0%	23.4%	30.1%		23.7%

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Nine Months Ended September 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$3,793,830	$337,021	$(1,601)	$4,129,250	$3,308,226	$285,779	$(2,402)	$3,591,603
Ceded premiums	(1,006,428)	(204,781)	1,601	(1,209,608)	(706,096)	(149,302)	2,402	(852,996)
Net premium written	$2,787,402	$132,240	$—	$2,919,642	$2,602,130	$136,477	$—	$2,738,607
Change in unearned premium	(140,440)	8,769	—	(131,671)	39,141	(13,211)	—	25,930
Net earned premium	$2,646,962	$141,009	$—	$2,787,971	$2,641,271	$123,266	$—	$2,764,537
Ceding commission income	119,453	39,523	—	158,976	37,047	54,557	—	91,604
Service and fee income	463,293	4,466	(52,446)	415,313	406,482	7,658	(40,496)	373,644
Total underwriting revenues	$3,229,708	$184,998	$(52,446)	$3,362,260	$3,084,800	$185,481	$(40,496)	$3,229,785
Underwriting expenses:
Loss and loss adjustment expense	1,835,383	126,421	—	1,961,804	1,880,380	88,776	—	1,969,156
Acquisition costs and other underwriting expenses	509,088	32,952	—	542,040	480,264	46,836	—	527,100
General and administrative expenses	681,581	62,032	(52,446)	691,167	658,871	62,431	(40,496)	680,806
Total underwriting expenses	$3,026,052	$221,405	$(52,446)	$3,195,011	$3,019,515	$198,043	$(40,496)	$3,177,062
Underwriting income (loss)	$203,656	$(36,407)	$—	$167,249	$65,285	$(12,562)	$—	$52,723
Net investment income	82,186	6,693	(7,177)	81,702	81,614	7,220	(7,109)	81,725
Net gain (loss) on investments	(21,490)	(1,266)	—	(22,756)	37,885	6,133	—	44,018
Other expense	—	—	—	—	(198)	—	—	(198)
Interest expense	(38,775)	(7,177)	7,177	(38,775)	(34,590)	(7,109)	7,109	(34,590)
Income (loss) before provision (benefit) for income taxes	$225,577	$(38,157)	$—	$187,420	$149,996	$(6,318)	$—	$143,678
Less: Provision (benefit) for income taxes	44,439	(6,178)	—	38,261	42,096	(1,345)	—	40,751
Net income (loss)	$181,138	$(31,979)	$—	$149,159	$107,900	$(4,973)	$—	$102,927
Less: Net (income) loss attributable to non-controlling interest	—	31,979	—	31,979	—	4,973	—	4,973
Net income attributable to NGHC	$181,138	$—	$—	$181,138	$107,900	$—	$—	$107,900
Net loss ratio	69.3%	89.7%		70.4%	71.2%	72.0%		71.2%
Net operating expense ratio (non-GAAP)	23.0%	36.2%		23.6%	26.3%	38.2%		26.9%
Net combined ratio (non-GAAP)	92.3%	125.9%		94.0%	97.5%	110.2%		98.1%

	Nine Months Ended September 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total expenses	$3,064,827	$228,582	$(59,623)	$3,233,786	$3,054,105	$205,152	$(47,605)	$3,211,652
Less: Loss and loss adjustment expense	1,835,383	126,421	—	1,961,804	1,880,380	88,776	—	1,969,156
Less: Interest expense	38,775	7,177	(7,177)	38,775	34,590	7,109	(7,109)	34,590
Less: Ceding commission income	119,453	39,523	—	158,976	37,047	54,557	—	91,604
Less: Service and fee income	463,293	4,466	(52,446)	415,313	406,482	7,658	(40,496)	373,644
Net operating expense	$607,923	$50,995	$—	$658,918	$695,606	$47,052	$—	$742,658
Net earned premium	$2,646,962	$141,009	$—	$2,787,971	$2,641,271	$123,266	$—	$2,764,537
Net operating expense ratio (non-GAAP)	23.0%	36.2%		23.6%	26.3%	38.2%		26.9%

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

Ceded written premium under the Quota Shares includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Ceded premium current period - Quota Shares	$184,071	$151,336	$556,207	$151,336
Ceded premium - unearned premium transfer as of July 1, 2017	—	265,894	—	265,894
Ceded premium current period - Additional Cession	28,189	—	47,660	—
Ceded premium - unearned premium transfer as of May 1, 2018	—	—	49,970	—
Total	$212,260	$417,230	$653,837	$417,230

For more information on our reinsurance agreements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements.

As a result of the Quota Shares, comparisons between the three and nine months ended September 30, 2018 and 2017 results will be less meaningful. This transaction impacted our P&C segment only.

Consolidated Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $151.4 million, or 12.6%, from $1,204.3 million for the three months ended September 30, 2017 to $1,355.7 million for the three months ended September 30, 2018, due to an increase of $128.7 million from the P&C segment as a result of organic growth ($111.7 million) and growth in the Reciprocal Exchanges ($16.9 million); and an increase of $22.7 million from the A&H segment primarily as a result of domestic organic growth.

Net premium written. Net premium written increased by $301.5 million, or 48.5%, from $621.6 million for the three months ended September 30, 2017 to $923.0 million for the three months ended September 30, 2018. Net premium written for the P&C segment increased by $288.1 million for the three months ended September 30, 2018 compared to the same period in 2017, primarily as a result of organic growth ($111.8 million) and a decrease in ceded written premium to the Quota Shares ($205.0 million), with the third quarter of 2017 net premium written being impacted by the unearned premium transfer. Net premium written for the A&H segment increased by $13.4 million for the three months ended September 30, 2018 compared to the same period in 2017, primarily as a result of domestic organic growth.

Net earned premium. Net earned premium increased by $75.2 million, or 8.7%, from $864.3 million for the three months ended September 30, 2017 to $939.5 million for the three months ended September 30, 2018. The change by segment was: P&C increased by $55.6 million and A&H increased by $19.6 million. The increase in the P&C segment was mainly attributable to organic growth ($120.7 million), partially offset by premium ceded to the Quota Shares ($66.3 million). The increase in the A&H segment was primarily due to domestic organic growth.

Ceding commission income. Ceding commission income increased by $9.0 million, or 18.0%, from $50.1 million for the three months ended September 30, 2017 to $59.1 million for the three months ended September 30, 2018, primarily driven by an increase in P&C ceded earned premium.

Service and fee income. Service and fee income increased by $20.2 million, or 16.5%, from $122.5 million for the three months ended September 30, 2017 to $142.7 million for the three months ended September 30, 2018. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Commission revenue	$43,278	$35,507	$7,771	21.9%
Finance and processing fees	30,739	26,190	4,549	17.4%
Installment fees	23,841	20,938	2,903	13.9%
Group health administrative fees	18,364	15,611	2,753	17.6%
Late payment fees	8,183	7,366	817	11.1%
Other service and fee income	18,285	16,914	1,371	8.1%
Total	$142,690	$122,526	$20,164	16.5%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $18.2 million, from $639.1 million for the three months ended September 30, 2017 to $657.3 million for the three months ended September 30, 2018, due to organic growth ($46.5 million) and growth in the Reciprocal Exchanges ($13.4 million), partially offset by losses ceded to the Quota Shares ($41.6 million). The changes by segment were: P&C - increased by $28.9 million and A&H - decreased by $10.8 million.

Loss and LAE for the three months ended September 30, 2018 included $2.4 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $10.8 million of unfavorable development in the P&C segment (including $3.6 million of unfavorable development for the Reciprocal Exchanges) primarily driven by unfavorable development in our auto liability products, and $13.2 million of favorable development in the A&H segment. Loss and LAE for the three months ended September 30, 2017 included $9.1 million of unfavorable development on prior accident year loss and LAE reserves. This development was composed of $6.3 million of unfavorable development in the P&C segment (including $1.4 million of unfavorable development for the Reciprocal Exchanges) primarily driven by unfavorable development in our auto liability business, and $2.7 million of unfavorable development in the A&H segment primarily driven by unfavorable development in our international products.

Our consolidated net loss ratio decreased from 73.9% for the three months ended September 30, 2017 to 70.0% for the three months ended September 30, 2018. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $27.9 million, or 17.0%, from $163.6 million for the three months ended September 30, 2017 to $191.5 million for the three months ended September 30, 2018, mainly due to an increase of $16.9 million in the P&C segment, primarily as a result of organic growth ($33.0 million), partially offset by the Quota Shares ($10.2 million).

General and administrative expenses. General and administrative expenses increased by $21.6 million, or 10.1%, from $214.1 million for the three months ended September 30, 2017 to $235.7 million for the three months ended September 30, 2018, primarily due to an increase of $12.1 million in the A&H segment.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $20.3 million, from $205.1 million for the three months ended September 30, 2017 to $225.4 million for the three months ended September 30, 2018, due to an increase of $11.3 million in the P&C segment and an increase of $9.0 million in the A&H segment.

The consolidated net operating expense ratio increased from 23.7% for the three months ended September 30, 2017 to 24.0% for the three months ended September 30, 2018. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.4% and 23.4% for the three months ended September 30, 2018 and 2017, respectively. The Reciprocal Exchanges’ net operating expense ratio was 36.0% and 30.1% for the three months ended September 30, 2018 and 2017, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $5.5 million, or 22.1%, from $25.2 million for the three months ended September 30, 2017 to $30.7 million for the three months ended September 30, 2018. The increase was primarily due to higher investment income from our debt securities portfolio.

Net gain (loss) on investments. Net gain on investments decreased by $50.8 million, from a $47.6 million gain for the three months ended September 30, 2017 to a $3.2 million loss for the three months ended September 30, 2018. The decrease was mainly attributable to fewer sales of securities in the third quarter of 2018.

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $537.6 million, or 15.0%, from $3,591.6 million for the nine months ended September 30, 2017 to $4,129.3 million for the nine months ended September 30, 2018, due to an increase of $447.3 million from the P&C segment as a result of organic growth ($396.0 million) and growth in the Reciprocal Exchanges ($51.2 million); and an increase of $90.4 million from the A&H segment as a result of organic growth, both domestic and international.

Net premium written. Net premium written increased by $181.0 million, or 6.6%, from $2,738.6 million for the nine months ended September 30, 2017 to $2,919.6 million for the nine months ended September 30, 2018. Net premium written for the P&C segment increased by $104.4 million for the nine months ended September 30, 2018 compared to the same period in 2017, primarily as a result of organic growth ($345.3 million), partially offset by premium ceded to the Quota Shares ($236.6 million). Net premium written for the A&H segment increased by $76.6 million for the nine months ended September 30, 2018 compared to the same period in 2017, as a result of organic growth, both domestic and international.

Net earned premium. Net earned premium increased by $23.4 million, or 0.8%, from $2,764.5 million for the nine months ended September 30, 2017 to $2,788.0 million for the nine months ended September 30, 2018. The change by segment was: P&C decreased by $42.5 million and A&H increased by $65.9 million. The decrease in the P&C segment was attributable to increased ceded earned premium to the Quota Shares ($414.0 million), with the third quarter of 2018 net earned premium being impacted by the additional cession, partially offset by organic growth ($353.8 million) and growth in the Reciprocal Exchanges ($17.7 million). The increase in the A&H segment was primarily due to organic growth, both domestic and international.

Ceding commission income. Ceding commission income increased by $67.4 million, or 73.5%, from $91.6 million for the nine months ended September 30, 2017 to $159.0 million for the nine months ended September 30, 2018, primarily driven by an increase in P&C ceded earned premium.

Service and fee income. Service and fee income increased by $41.7 million, or 11.2%, from $373.6 million for the nine months ended September 30, 2017 to $415.3 million for the nine months ended September 30, 2018. The increase was primarily attributable to our A&H segment ($26.8 million), due to growth in our domestic business. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Commission revenue	$119,737	$118,357	$1,380	1.2%
Finance and processing fees	94,899	79,108	15,791	20.0%
Installment fees	68,928	59,623	9,305	15.6%
Group health administrative fees	57,461	45,619	11,842	26.0%
Late payment fees	24,429	20,872	3,557	17.0%
Other service and fee income	49,859	50,065	(206)	(0.4)%
Total	$415,313	$373,644	$41,669	11.2%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $7.4 million, from $1,969.2 million for the nine months ended September 30, 2017 to $1,961.8 million for the nine months ended September 30, 2018, reflecting losses ceded to the Quota Shares ($261.2 million), partially offset by organic growth ($216.2 million) and growth in the Reciprocal Exchanges ($37.6 million). The changes by segment were: P&C - decreased by $21.4 million and A&H - increased by $14.0 million.

Loss and LAE for the nine months ended September 30, 2018 included $36.4 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $11.8 million of favorable development in the P&C segment (including $1.5 million of unfavorable development for the Reciprocal Exchanges) primarily driven by favorable development in our auto physical damage and homeowners products, and $24.6 million of favorable development in the A&H segment. Loss and LAE for the nine months ended September 30, 2017 included $4.4 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $5.7 million of unfavorable development in the P&C segment (including $1.4 million of favorable development for the Reciprocal Exchanges) primarily driven by unfavorable development in our auto liability business, and $10.1 million of favorable development in the A&H segment primarily driven by favorable development in our domestic products.

Our consolidated net loss ratio decreased from 71.2% for the nine months ended September 30, 2017 to 70.4% for the nine months ended September 30, 2018. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $14.9 million, from $527.1 million for the nine months ended September 30, 2017 to $542.0 million for the nine months ended September 30, 2018, due to a decrease of $9.5 million in the P&C segment offset by an increase of $24.4 million in the A&H segment.

General and administrative expenses. General and administrative expenses increased by $10.4 million, from $680.8 million for the nine months ended September 30, 2017 to $691.2 million for the nine months ended September 30, 2018, with a decrease of $15.4 million in the P&C segment, partially offset by an increase of $25.7 million in the A&H segment.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $83.7 million, or 11.3%, from $742.7 million for the nine months ended September 30, 2017 to $658.9 million for the nine months ended September 30, 2018, due to a decrease of $107.1 million in the P&C segment, partially offset by an increase of $23.4 million in the A&H segment. The decrease in the P&C segment was primarily driven by ceding commission revenue from the Quota Shares.

The consolidated net operating expense ratio decreased from 26.9% for the nine months ended September 30, 2017 to 23.6% for the nine months ended September 30, 2018. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.0% and 26.3% for the nine months ended September 30, 2018 and 2017, respectively. The Reciprocal Exchanges’ net operating expense ratio was 36.2% and 38.2% for the nine months ended September 30, 2018 and 2017, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net gain (loss) on investments. Net gain on investments decreased by $66.8 million, from a $44.0 million gain for the nine months ended September 30, 2017 to a $22.8 million loss for the nine months ended September 30, 2018. The decrease was mainly attributable to sales from repositioning our debt securities portfolio.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$1,090,372	$121,351	$—	$1,211,723	$979,440	$104,406	$(801)	$1,083,045
Ceded premiums	(305,738)	(106,537)	—	(412,275)	(511,616)	(60,873)	801	(571,688)
Net premium written	$784,634	$14,814	$—	$799,448	$467,824	$43,533	$—	$511,357
Change in unearned premium	(43,604)	28,337	—	(15,267)	218,772	(1,555)	—	217,217
Net earned premium	$741,030	$43,151	$—	$784,181	$686,596	$41,978	$—	$728,574
Ceding commission income	44,244	14,587	—	58,831	30,675	19,201	—	49,876
Service and fee income	113,967	1,575	(19,310)	96,232	100,565	4,084	(14,615)	90,034
Total underwriting revenues	$899,241	$59,313	$(19,310)	$939,244	$817,836	$65,263	$(14,615)	$868,484
Underwriting expenses:
Loss and loss adjustment expense	544,446	40,212	—	584,658	528,875	26,856	—	555,731
Acquisition costs and other underwriting expenses	135,406	11,290	—	146,696	112,643	17,116	—	129,759
General and administrative expenses	184,101	20,417	(19,310)	185,208	171,460	18,819	(14,615)	175,664
Total underwriting expenses	$863,953	$71,919	$(19,310)	$916,562	$812,978	$62,791	$(14,615)	$861,154
Underwriting income (loss)	$35,288	$(12,606)	$—	$22,682	$4,858	$2,472	$—	$7,330
Net loss ratio	73.5%	93.2%		74.6%	77.0%	64.0%		76.3%
Net operating expense ratio (non-GAAP)	21.8%	36.0%		22.6%	22.3%	30.1%		22.7%
Net combined ratio (non-GAAP)	95.3%	129.2%		97.2%	99.3%	94.1%		99.0%

	Three Months Ended September 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$863,953	$71,919	$(19,310)	$916,562	$812,978	$62,791	$(14,615)	$861,154
Less: Loss and loss adjustment expense	544,446	40,212	—	584,658	528,875	26,856	—	555,731
Less: Ceding commission income	44,244	14,587	—	58,831	30,675	19,201	—	49,876
Less: Service and fee income	113,967	1,575	(19,310)	96,232	100,565	4,084	(14,615)	90,034
Net operating expense	$161,296	$15,545	$—	$176,841	$152,863	$12,650	$—	$165,513
Net earned premium	$741,030	$43,151	$—	$784,181	$686,596	$41,978	$—	$728,574
Net operating expense ratio (non-GAAP)	21.8%	36.0%		22.6%	22.3%	30.1%		22.7%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Nine Months Ended September 30,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$3,259,270	$337,021	$(1,601)	$3,594,690	$2,864,031	$285,779	$(2,402)	$3,147,408
Ceded premiums	(958,055)	(204,781)	1,601	(1,161,235)	(671,461)	(149,302)	2,402	(818,361)
Net premium written	$2,301,215	$132,240	$—	$2,433,455	$2,192,570	$136,477	$—	$2,329,047
Change in unearned premium	(119,644)	8,769	—	(110,875)	49,196	(13,211)	—	35,985
Net earned premium	$2,181,571	$141,009	$—	$2,322,580	$2,241,766	$123,266	$—	$2,365,032
Ceding commission income	118,664	39,523	—	158,187	36,263	54,557	—	90,820
Service and fee income	328,707	4,466	(52,446)	280,727	298,674	7,658	(40,496)	265,836
Total underwriting revenues	$2,628,942	$184,998	$(52,446)	$2,761,494	$2,576,703	$185,481	$(40,496)	$2,721,688
Underwriting expenses:
Loss and loss adjustment expense	1,583,019	126,421	—	1,709,440	1,642,053	88,776	—	1,730,829
Acquisition costs and other underwriting expenses	372,589	32,952	—	405,541	368,189	46,836	—	415,025
General and administrative expenses	533,316	62,032	(52,446)	542,902	536,353	62,431	(40,496)	558,288
Total underwriting expenses	$2,488,924	$221,405	$(52,446)	$2,657,883	$2,546,595	$198,043	$(40,496)	$2,704,142
Underwriting income (loss)	$140,018	$(36,407)	$—	$103,611	$30,108	$(12,562)	$—	$17,546
Net loss ratio	72.6%	89.7%		73.6%	73.2%	72.0%		73.2%
Net operating expense ratio (non-GAAP)	21.0%	36.2%		21.9%	25.4%	38.2%		26.1%
Net combined ratio (non-GAAP)	93.6%	125.9%		95.5%	98.6%	110.2%		99.3%

	Nine Months Ended September 30,
	2018				2017
Reconciliation of net operating expense ratio (non-GAAP):	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Total underwriting expenses	$2,488,924	$221,405	$(52,446)	$2,657,883	$2,546,595	$198,043	$(40,496)	$2,704,142
Less: Loss and loss adjustment expense	1,583,019	126,421	—	1,709,440	1,642,053	88,776	—	1,730,829
Less: Ceding commission income	118,664	39,523	—	158,187	36,263	54,557	—	90,820
Less: Service and fee income	328,707	4,466	(52,446)	280,727	298,674	7,658	(40,496)	265,836
Net operating expense	$458,534	$50,995	$—	$509,529	$569,605	$47,052	$—	$616,657
Net earned premium	$2,181,571	$141,009	$—	$2,322,580	$2,241,766	$123,266	$—	$2,365,032
Net operating expense ratio (non-GAAP)	21.0%	36.2%		21.9%	25.4%	38.2%		26.1%
P&C Segment Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $128.7 million, or 11.9%, from $1,083.0 million for the three months ended September 30, 2017 to $1,211.7 million for the three months ended September 30, 2018, as a result of organic growth ($111.7 million) and growth in the Reciprocal Exchanges ($16.9 million).

Net premium written. Net premium written increased by $288.1 million, or 56.3%, from $511.4 million for the three months ended September 30, 2017 to $799.4 million for the three months ended September 30, 2018, primarily as a result of organic growth ($111.8 million) and a decrease in ceded written premium to the Quota Shares ($205.0 million), with the third quarter of 2017 net premium written being impacted by the unearned premium transfer.

Net earned premium. Net earned premium increased by $55.6 million, or 7.6%, from $728.6 million for the three months ended September 30, 2017 to $784.2 million for the three months ended September 30, 2018, mainly attributable to organic growth ($120.7 million), partially offset by premium ceded to the Quota Shares ($66.3 million).

Ceding commission income. Ceding commission income increased by $9.0 million, or 18.0%, from $49.9 million for the three months ended September 30, 2017 to $58.8 million for the three months ended September 30, 2018, primarily driven by an increase in ceded earned premium to the Quota Shares ($16.0 million).

Service and fee income. Service and fee income increased by $6.2 million, from $90.0 million for the three months ended September 30, 2017 to $96.2 million for the three months ended September 30, 2018.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Finance and processing fees	$29,804	$24,294	$5,510	22.7%
Commission revenue	25,404	24,454	$950	3.9%
Installment fees	23,841	20,938	2,903	13.9%
Late payment fees	8,164	7,337	827	11.3%
Other service and fee income	9,019	13,011	(3,992)	(30.7)%
Total	$96,232	$90,034	$6,198	6.9%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $28.9 million, from $555.7 million for the three months ended September 30, 2017 to $584.7 million for the three months ended September 30, 2018, due to organic growth ($57.2 million) and growth in the Reciprocal Exchanges ($13.4 million), partially offset by losses ceded to the Quota Shares ($41.6 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 76.3% for the three months ended September 30, 2017 to 74.6% for the three months ended September 30, 2018. Excluding the Reciprocal Exchanges, the net loss ratio was 73.5% and 77.0% for the three months ended September 30, 2018 and 2017, respectively. The Reciprocal Exchanges’ net loss ratio was 93.2% and 64.0% for the three months ended September 30, 2018 and 2017, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $16.9 million, or 13.1%, from $129.8 million for the three months ended September 30, 2017 to $146.7 million for the three months ended September 30, 2018, primarily as a result of organic growth ($33.0 million), partially offset by the Quota Shares ($10.2 million).

General and administrative expenses. General and administrative expenses increased by $9.5 million, from $175.7 million for the three months ended September 30, 2017 to $185.2 million for the three months ended September 30, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $11.3 million, from $165.5 million for the three months ended September 30, 2017 to $176.8 million for the three months ended September 30, 2018. Our P&C segment net operating expense ratio decreased from 22.7% for the three months ended September 30, 2017 to 22.6% for the three months ended September 30, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $7.3 million for the three months ended September 30, 2017 to $22.7 million for the three months ended September 30, 2018. Our P&C segment net combined ratio decreased from 99.0% for the three months ended September 30, 2017 to 97.2% for the three months ended September 30, 2018.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $447.3 million, or 14.2%, from $3,147.4 million for the nine months ended September 30, 2017 to $3,594.7 million for the nine months ended September 30, 2018, as a result of organic growth ($396.0 million) and growth in the Reciprocal Exchanges ($51.2 million).

Net premium written. Net premium written increased by $104.4 million, or 4.5%, from $2,329.0 million for the nine months ended September 30, 2017 to $2,433.5 million for the nine months ended September 30, 2018, primarily as a result of organic growth ($345.3 million), partially offset by premium ceded to the Quota Shares ($236.6 million).

Net earned premium. Net earned premium decreased by $42.5 million, or 1.8%, from $2,365.0 million for the nine months ended September 30, 2017 to $2,322.6 million for the nine months ended September 30, 2018, attributable to increased ceded earned premium to the Quota Shares ($414.0 million), with the third quarter of 2018 net earned premium being impacted by the additional cession, partially offset by organic growth ($353.8 million) and growth in the Reciprocal Exchanges ($17.7 million).

Ceding commission income. Ceding commission income increased by $67.4 million, or 74.2%, from $90.8 million for the nine months ended September 30, 2017 to $158.2 million for the nine months ended September 30, 2018, primarily driven by an increase in ceded earned premium to the Quota Shares ($86.5 million).

Service and fee income. Service and fee income increased by $14.9 million, from $265.8 million for the nine months ended September 30, 2017 to $280.7 million for the nine months ended September 30, 2018.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Finance and processing fees	$91,676	$72,907	$18,769	25.7%
Installment fees	68,928	59,623	9,305	15.6%
Commission revenue	68,547	74,215	(5,668)	(7.6)%
Late payment fees	24,360	20,775	3,585	17.3%
Other service and fee income	27,216	38,316	(11,100)	(29.0)%
Total	$280,727	$265,836	$14,891	5.6%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $21.4 million, from $1,730.8 million for the nine months ended September 30, 2017 to $1,709.4 million for the nine months ended September 30, 2018, reflecting losses ceded to the Quota Shares ($261.2 million), partially offset by organic growth ($202.2 million) and growth in the Reciprocal Exchanges ($37.6 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 73.2% for the nine months ended September 30, 2017 to 73.6% for the nine months ended September 30, 2018. Excluding the Reciprocal Exchanges, the net loss ratio was 72.6% and 73.2% for the nine months ended September 30, 2018 and 2017, respectively. The Reciprocal Exchanges’ net loss ratio was 89.7% and 72.0% for the nine months ended September 30, 2018 and 2017, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses decreased by $9.5 million, from $415.0 million for the nine months ended September 30, 2017 to $405.5 million for the nine months ended September 30, 2018.

General and administrative expenses. General and administrative expenses decreased by $15.4 million, from $558.3 million for the nine months ended September 30, 2017 to $542.9 million for the nine months ended September 30, 2018. The decrease was primarily due to lower amortization of intangible assets in 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $107.1 million, or 17.4%, from $616.7 million for the nine months ended September 30, 2017 to $509.5 million for the nine months ended September 30, 2018. Our P&C segment net operating expense ratio decreased from 26.1% for the nine months ended September 30, 2017 to 21.9% for the nine months ended September 30, 2018. Decreases in net operating expense and net operating expense ratio were primarily as a result of an increase in ceding commission revenue, service and fee income and lower amortization of intangible assets in 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $86.1 million, from $17.5 million for the nine months ended September 30, 2017 to $103.6 million for the nine months ended September 30, 2018. Our P&C segment net combined ratio decreased from 99.3% for the nine months ended September 30, 2017 to 95.5% for the nine months ended September 30, 2018. The increase in underwriting income and the decrease in net combined ratio were primarily as a result of an increase in ceding commission revenue, service and fee income and lower amortization of intangible assets in 2018.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Gross premium written	$143,948	$121,266	$534,560	$444,195
Ceded premiums	(20,372)	(11,069)	(48,373)	(34,635)
Net premium written	$123,576	$110,197	$486,187	$409,560
Change in unearned premium	31,770	25,530	(20,796)	(10,055)
Net earned premium	$155,346	$135,727	$465,391	$399,505
Ceding commission income	269	226	789	784
Service and fee income	46,458	32,492	134,586	107,808
Total underwriting revenues	$202,073	$168,445	$600,766	$508,097
Underwriting expenses:
Loss and loss adjustment expense	72,652	83,414	252,364	238,327
Acquisition costs and other underwriting expenses	44,774	33,826	136,499	112,075
General and administrative expenses	50,525	38,463	148,265	122,518
Total underwriting expenses	$167,951	$155,703	$537,128	$472,920
Underwriting income	$34,122	$12,742	$63,638	$35,177
Net loss ratio	46.8%	61.5%	54.2%	59.7%
Net operating expense ratio (non-GAAP)	31.3%	29.2%	32.1%	31.5%
Net combined ratio (non-GAAP)	78.1%	90.7%	86.3%	91.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of net operating expense ratio (non-GAAP):	2018	2017	2018	2017
	(amounts in thousands)
Total underwriting expenses	$167,951	$155,703	$537,128	$472,920
Less: Loss and loss adjustment expense	72,652	83,414	252,364	238,327
Less: Ceding commission income	269	226	789	784
Less: Service and fee income	46,458	32,492	134,586	107,808
Net operating expense	$48,572	$39,571	$149,389	$126,001
Net earned premium	$155,346	$135,727	$465,391	$399,505
Net operating expense ratio (non-GAAP)	31.3%	29.2%	32.1%	31.5%

A&H Segment Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $22.7 million, or 18.7%, from $121.3 million for the three months ended September 30, 2017 to $143.9 million for the three months ended September 30, 2018, primarily as a result of domestic organic growth.

Net premium written. Net premium written increased by $13.4 million, or 12.1%, from $110.2 million for the three months ended September 30, 2017 to $123.6 million for the three months ended September 30, 2018, primarily as a result of domestic organic growth.

Net earned premium. Net earned premium increased by $19.6 million, or 14.5%, from $135.7 million for the three months ended September 30, 2017 to $155.3 million for the three months ended September 30, 2018, primarily as a result of domestic organic growth.

Service and fee income. Service and fee income increased by $14.0 million, or 43.0%, from $32.5 million for the three months ended September 30, 2017 to $46.5 million for the three months ended September 30, 2018.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Group health administrative fees	$18,364	$15,611	$2,753	17.6%
Commission revenue	17,874	11,053	6,821	61.7%
Finance and processing fees	935	1,896	(961)	(50.7)%
Late payment fees	19	29	(10)	(34.5)%
Other service and fee income	9,266	3,903	5,363	137.4%
Total	$46,458	$32,492	$13,966	43.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $10.8 million, or 12.9%, from $83.4 million for the three months ended September 30, 2017 to $72.7 million for the three months ended September 30, 2018. Our A&H net loss ratio decreased from 61.5% for the three months ended September 30, 2017 to 46.8% for the three months ended September 30, 2018. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $10.9 million, or 32.4%, from $33.8 million for the three months ended September 30, 2017 to $44.8 million for the three months ended September 30, 2018, primarily from domestic organic growth.

General and administrative expenses. General and administrative expenses increased by $12.1 million, or 31.4%, from $38.5 million for the three months ended September 30, 2017 to $50.5 million for the three months ended September 30, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $9.0 million, or 22.7%, from $39.6 million for the three months ended September 30, 2017 to $48.6 million for the three months ended September 30, 2018. Our A&H net operating expense ratio increased from 29.2% for the three months ended September 30, 2017 to 31.3% for the three months ended September 30, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $12.7 million for the three months ended September 30, 2017 to $34.1 million for the three months ended September 30, 2018. Our A&H net combined ratio decreased from 90.7% for the three months ended September 30, 2017 to 78.1% for the three months ended September 30, 2018. The net combined ratio decrease was a result of a lower net loss ratio, partially offset by a higher net operating expense ratio.

A&H Segment Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (Unaudited)

Gross premium written. Gross premium written increased by $90.4 million, or 20.3%, from $444.2 million for the nine months ended September 30, 2017 to $534.6 million for the nine months ended September 30, 2018, as a result of organic growth, both domestic and international.

Net premium written. Net premium written increased by $76.6 million, or 18.7%, from $409.6 million for the nine months ended September 30, 2017 to $486.2 million for the nine months ended September 30, 2018, as a result of organic growth, both domestic and international.

Net earned premium. Net earned premium increased by $65.9 million, or 16.5%, from $399.5 million for the nine months ended September 30, 2017 to $465.4 million for the nine months ended September 30, 2018, as a result of organic growth, both domestic and international.

Service and fee income. Service and fee income increased by $26.8 million, or 24.8%, from $107.8 million for the nine months ended September 30, 2017 to $134.6 million for the nine months ended September 30, 2018, primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Group health administrative fees	$57,461	$45,619	$11,842	26.0%
Commission revenue	51,190	44,142	7,048	16.0%
Finance and processing fees	3,223	6,201	(2,978)	(48.0)%
Late payment fees	69	97	(28)	(28.9)%
Other service and fee income	22,643	11,749	10,894	92.7%
Total	$134,586	$107,808	$26,778	24.8%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $14.0 million, from $238.3 million for the nine months ended September 30, 2017 to $252.4 million for the nine months ended September 30, 2018. Our A&H net loss ratio decreased from 59.7% for the nine months ended September 30, 2017 to 54.2% for the nine months ended September 30, 2018. The loss ratio decrease was primarily as a result of domestic organic growth and favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $24.4 million, or 21.8%, from $112.1 million for the nine months ended September 30, 2017 to $136.5 million for the nine months ended September 30, 2018, primarily from domestic organic growth.

General and administrative expenses. General and administrative expenses increased by $25.7 million, or 21.0%, from $122.5 million for the nine months ended September 30, 2017 to $148.3 million for the nine months ended September 30, 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $23.4 million, or 18.6%, from $126.0 million for the nine months ended September 30, 2017 to $149.4 million for the nine months ended September 30, 2018. Our A&H net operating expense ratio increased from 31.5% for the nine months ended September 30, 2017 to 32.1% for the nine months ended September 30, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $35.2 million for the nine months ended September 30, 2017 to $63.6 million for the nine months ended September 30, 2018. Our A&H net combined ratio decreased from 91.2% for the nine months ended September 30, 2017 to 86.3% for the nine months ended September 30, 2018. The net combined ratio decrease was a result of a lower net loss ratio, partially offset by a higher net operating expense ratio.

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

The average yield on our investment portfolio was 3.1% and 3.2% for the nine months ended September 30, 2018 and 2017, respectively, and the average duration of the portfolio was 4.2 and 3.9 years as of September 30, 2018 and 2017, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-one domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised substantial capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $160.0 million outstanding as of September 30, 2018. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $353.8 million and $387.6 million as of September 30, 2018 and December 31, 2017, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2018 and 2017, there were $90.8 million and $339.4 million, respectively, of dividends or return of capital paid by our insurance subsidiaries to their parent company or to National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1.8 billion and $1.8 billion in the nine months ended September 30, 2018 and 2017, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.3 billion at September 30, 2018 and $4.0 billion at December 31, 2017. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our direct and indirect subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$460,074	$290,231	$169,843	58.5%
Net cash used in investing activities	(324,681)	(134,779)	(189,902)	140.9%
Net cash used in financing activities	(46,867)	(28,435)	(18,432)	64.8%
Effect of exchange rate changes on cash and cash equivalents	(11,080)	5,938	(17,018)	nm
Net increase in cash, cash equivalents, and restricted cash	$77,446	$132,955	$(55,509)	(41.8)%
nm - not meaningful

Comparison of the Nine Months Ended September 30, 2018 and 2017

Net cash provided by operating activities increased by $169.8 million, primarily due to higher net income.

Net cash used in investing activities increased by $189.9 million, primarily reflecting an increase of $198.2 million in purchases of investments, net of proceeds from sales.

Net cash used in financing activities increased by $18.4 million, primarily reflecting a decrease of $47.6 million in proceeds received from debt, net of repayments, partially offset by $29.9 million in proceeds from issuance of preferred stock.

Condensed Consolidated Balance Sheets

	September 30, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,006,615	$311,482	$—	$3,318,097
Equity securities, at fair value	40,891	—	—	40,891
Short-term investments	168,592	8,855	—	177,447
Other investments	428,378	—	(101,279)	327,099
Total investments	3,644,476	320,337	(101,279)	3,863,534
Cash and cash equivalents	394,991	79	—	395,070
Restricted cash and cash equivalents	39,676	184	—	39,860
Accrued investment income	43,428	2,309	(22,908)	22,829
Premiums and other receivables, net	1,398,843	64,090	(1,601)	1,461,332
Deferred acquisition costs	230,215	19,277	—	249,492
Reinsurance recoverable	1,412,251	114,789	—	1,527,040
Prepaid reinsurance premiums	538,770	141,984	—	680,754
Premises and equipment, net	295,719	2,261	—	297,980
Intangible assets, net	379,652	3,550	—	383,202
Goodwill	183,984	—	—	183,984
Prepaid and other assets	135,508	8,503	—	144,011
Total assets	$8,697,513	$677,363	$(125,788)	$9,249,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,679,190	$175,945	$—	$2,855,135
Unearned premiums and other revenue	2,067,437	264,418	—	2,331,855
Reinsurance payable	594,460	62,833	(1,601)	655,692
Accounts payable and accrued expenses	460,498	27,299	(22,908)	464,889
Debt	675,263	101,279	(101,279)	675,263
Other liabilities	163,731	59,544	—	223,275
Total liabilities	$6,640,579	$691,318	$(125,788)	$7,206,109
Stockholders’ equity:
Common stock	$1,071	$—	$—	$1,071
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	923,124	—	—	923,124
Accumulated other comprehensive loss	(68,581)	—	—	(68,581)
Retained earnings	751,320	—	—	751,320
Total National General Holdings Corp. Stockholders’ Equity	2,056,934	—	—	2,056,934
Non-controlling interest	—	(13,955)	—	(13,955)
Total stockholders’ equity	$2,056,934	$(13,955)	$—	$2,042,979
Total liabilities and stockholders’ equity	$8,697,513	$677,363	$(125,788)	$9,249,088

	December 31, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$2,834,955	$304,934	$—	$3,139,889
Equity securities, at fair value	50,341	—	—	50,341
Short-term investments	15,987	22,279	—	38,266
Other investments	510,447	—	(89,155)	421,292
Total investments	3,411,730	327,213	(89,155)	3,649,788
Cash and cash equivalents	286,840	5,442	—	292,282
Restricted cash and cash equivalents	64,593	609	—	65,202
Accrued investment income	36,422	1,805	(15,855)	22,372
Premiums and other receivables, net	1,268,330	56,792	(801)	1,324,321
Deferred acquisition costs	195,552	20,837	—	216,389
Reinsurance recoverable	1,199,961	94,204	—	1,294,165
Prepaid reinsurance premiums	416,142	100,980	—	517,122
Premises and equipment, net	319,780	4,269	—	324,049
Intangible assets, net	400,385	3,685	—	404,070
Goodwill	174,153	—	—	174,153
Prepaid and other assets	153,567	2,263	—	155,830
Total assets	$7,927,455	$618,099	$(105,811)	$8,439,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,520,204	$143,353	$—	$2,663,557
Unearned premiums and other revenue	1,807,210	225,395	—	2,032,605
Reinsurance payable	329,772	69,076	(801)	398,047
Accounts payable and accrued expenses	423,054	24,682	(15,855)	431,881
Debt	713,710	89,155	(89,155)	713,710
Other liabilities	204,936	41,582	—	246,518
Total liabilities	$5,998,886	$593,243	$(105,811)	$6,486,318
Stockholders’ equity:
Common stock	$1,067	$—	$—	$1,067
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	917,751	—	—	917,751
Accumulated other comprehensive loss	(8,112)	—	—	(8,112)
Retained earnings	597,863	—	—	597,863
Total National General Holdings Corp. Stockholders’ Equity	1,928,569	—	—	1,928,569
Non-controlling interest	—	24,856	—	24,856
Total stockholders’ equity	$1,928,569	$24,856	$—	$1,953,425
Total liabilities and stockholders’ equity	$7,927,455	$618,099	$(105,811)	$8,439,743

Other Material Changes in Financial Position

	September 30, 2018	December 31, 2017	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,461,332	$1,324,321	$137,011	10.3%
Reinsurance recoverable	1,527,040	1,294,165	232,875	18.0%
Selected Liabilities:
Unearned premiums and other revenue	$2,331,855	$2,032,605	$299,250	14.7%

Changes in Financial Position During the Nine Months Ended September 30, 2018 Compared to December 31, 2017

Premiums and other receivables increased by $137.0 million, driven by growth in our P&C segment ($145.4 million) and A&H segment ($18.0 million), offset by a decline in unsettled purchases of securities ($26.4 million). Reinsurance recoverable increased by $232.9 million, driven by growth in our P&C segment ($224.2 million) and A&H segment ($8.7 million). Unearned premiums and other revenue increased by $299.3 million, driven by growth in our P&C segment ($305.1 million), offset by our A&H segment ($5.8 million).

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

Debt

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the three months ended September 30, 2018 and 2017, was $1.9 million and $1.9 million, respectively. Interest expense on the 7.625% Notes for the nine months ended September 30, 2018 and 2017, was $5.7 million and $5.7 million, respectively. For more information on the 7.625% Notes, including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the three months ended September 30, 2018 and 2017, was $5.9 million and $6.0 million, respectively. Interest expense on the 6.75% Notes for the nine months ended September 30, 2018 and 2017, was $17.7 million and $17.7 million, respectively. For more information on the 6.75% Notes, including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

Subordinated Debentures

Our subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41.2 million and $30.9 million mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the three months ended September 30, 2018 and 2017, was $1.1 million and $0.9 million, respectively. Interest expense on the Subordinated Debentures for the nine months ended September 30, 2018 and 2017, was $3.2 million and $2.8 million, respectively.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of September 30, 2018).

As of September 30, 2018, there was $160.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of September 30, 2018 was 4.50%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the three months ended September 30, 2018 and 2017 was $2.0 million and $1.3 million, respectively. Interest expense on the Credit Agreement for the nine months ended September 30, 2018 and 2017 was $5.7 million and $2.9 million, respectively. For more information on the Credit Agreement, including ranking and restrictive covenants, see Note 9, “Debt” in the notes to our condensed consolidated financial statements.

Preferred Stock

We have four separate series (Series A through D) of preferred stock outstanding. Two of these series (Series B and C) were issued in offerings using depositary shares. Dividends on the Series A, B and C are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 15th day of January, April, July and October of each year. Dividends on the Series D are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of us, at any time), the Series D Preferred Stock may be converted at the holder’s option into shares of our common stock.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year	Shares of Preferred Stock issued	Depository shares issued	Liquidation preference per share	Aggregate liquidation preference	Net proceeds	Dividends paid during the nine months ended September 30, 2018
					(amounts in thousands)
A	7.50%	2,200,000	—	$25	$55,000	$53,164	$3,093
B	7.50%	165,000	6,600,000	$1,000	$165,000	$159,802	$9,282
C	7.50%	200,000	8,000,000	$1,000	$200,000	$193,518	$11,250
D	Fixed/ Floating(1)	120	—	$250,000	$30,000	$29,890	$—
(1) Dividend rate is fixed at 7.00% prior to July 15, 2023 and floating at six-month LIBOR plus 5.4941% thereafter.

For more information on our preferred stock, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 11, “Stockholders' Equity” in the notes to our condensed consolidated financial statements.

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

Interest Rate Risk. We had debt securities and preferred stock securities with a fair value of $3.3 billion as of September 30, 2018 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of September 30, 2018 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities (and excluding $0.5 million of preferred stock securities), in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of September 30, 2018.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$3,027,830	$(290,267)	(11.2)%
100 basis point increase	3,172,930	(145,167)	(5.6)
No change	3,318,097	—	—
100 basis point decrease	3,462,401	144,304	5.6
200 basis point decrease	3,606,473	288,376	11.2

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $682.2 million principal amount of debt instruments of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of September 30, 2018 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effects of regulatory inquiries and litigation relating to our collateral protection insurance business are uncertain and could have an adverse effect on us and our business.

We have been and continue to be subject to inquiries by regulatory and government agencies and class action litigation concerning matters arising from our collateral protection insurance business with Wells Fargo. Although we believe that our actions have at all times been in compliance with applicable requirements and that we have a meritorious defense in the litigation pending against us, there can be no assurance as to the ultimate outcome of these matters and we may be subject to fines, penalties or damages. Additionally, negative publicity relating to these claims, or unfavorable outcomes in these matters, could adversely affect our business and results of operations and damage our reputation.

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
October 30, 2018
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)