Form 10-K
period 2018-12-31
National General Holdings Corp.
filed 2019-02-25
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,569,279,980. As of February 20, 2019, the number of common shares of the registrant outstanding was 112,952,595.
Documents incorporated by reference: Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with vendors or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising from auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and their contents from a variety of perils, as well as coverage for personal liability. We offer our property and casualty (“P&C”) insurance products through a network of approximately 31,270 independent agents, a number of affinity partners and through direct-response marketing programs and retail storefronts. We have approximately 4.1 million P&C policyholders.

Our accident and health (“A&H”) business provides accident and health insurance products not subject to the Patient Protection and Affordable Care Act (“PPACA”) and targets uninsured or underinsured individuals and employers who are interested in an alternative to PPACA-compliant major medical coverage or who are looking for supplemental insurance options to help cover out of pocket costs. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 49,900 independent agents, our in-house agencies, direct-to-consumer marketing, wholesaling, worksite marketing and the internet.

We are licensed to operate in 50 states and the District of Columbia, but focus on niche markets. Approximately 76.1% of our P&C premium written is originated in ten core states: North Carolina, California, New York, Florida, Texas, New Jersey, Virginia, Louisiana, Michigan and Alabama.

For the years ended December 31, 2018, 2017 and 2016, our gross premium written was $5,417 million, $4,756 million and $3,501 million, net premium written was $3,828 million, $3,578 million and $3,073 million and total consolidated revenues were $4,608 million, $4,422 million and $3,569 million, respectively.

Our company was formed in 2009 to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC,” now known as Ally Financial Inc.), which operations date back to 1939. We acquired this business on March 1, 2010.

Our wholly-owned subsidiaries include twenty-one regulated domestic insurance companies, of which nineteen write primarily P&C insurance and two write A&H insurance. Our insurance subsidiaries have an “A-” (Excellent) rating by A.M. Best Company, Inc. (“A.M. Best”). We currently conduct a limited amount of business outside the United States, primarily in Bermuda and Sweden.

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

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty - Our P&C segment operates its business through three primary distribution channels: agency, affinity and direct. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 31,270 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S. Our direct channel is operated through approximately 460 store fronts, web/mobile, phone sales centers and kiosks. In addition, we operate our lender-placed services through long-term distribution agreements with certain mortgage lenders.

•
Accident and Health - Our A&H segment provides accident and non-major medical health insurance products targeting our existing policyholders and uninsured or underinsured individuals. Through a number of acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency (“Velapoint”), National Health Insurance Company, a life and health insurance carrier (“NHIC”), Euro Accident Health & Care Insurance Aktiebolag, our European group life and health insurance managing general agent (“EHC”), Quotit Corporation, an application service provider for health insurance, HealthCompare Insurance Services, Inc., a call center agency, Healthcare Solutions Team, LLC, a healthcare insurance managing general agency (“HST”), and North Star Marketing Corporation, a proprietary small group sales channel, we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through approximately 49,900 independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers and the internet.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard insurance, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the United States and have a significant market presence in our ten largest states, namely North Carolina, California, New York, Florida, Texas, New Jersey, Virginia, Louisiana, Michigan and Alabama.

Relationships with our Independent Agents. We have built a strong network of approximately 31,270 independent insurance agents and brokers and provide them with competitive compensation, a user-friendly technology platform and superior service. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is integral to the long-term success of our agency channel.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2018, in North Carolina, we generated $729.4 million of gross premium written.

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

Affinity Distribution Channel

Through the affinity distribution channel of our P&C insurance business we are a leader in affinity marketing and have been in operation since 1953, relying on best-in-class marketing strategies and analytics to maximize the value of our longstanding relationships. Our affinity relationships are generally long-term in nature. In general, an affinity partner relationship consists of a partnership agreement between a sponsoring organization and an insurance company entered into to address the specific insurance needs of the sponsor organization’s members or customers. Through the affinity relationship, the insurance company receives an endorsement that positions it favorably among the sponsoring organizations’ members or customers. In exchange for the endorsement, the affinity customer receives access to a quality insurer, advantageous pricing and customized products. A primary focus of our affinity channel is to provide recreational vehicle, or RV, insurance, of which we believe we are one of the largest writers in the U.S.

Direct Distribution Channel

Through our acquisition of Direct General Corporation (“Direct General”) in 2016, we obtained a direct distribution channel that primarily sells nonstandard auto policies. Our direct channel includes approximately 460 retail store fronts, web/mobile capabilities, phone contact centers and kiosks. The diversity of the channel supports growth through changing customer preferences, and gives National General a foothold in the industry’s fastest growing channel. Local retail stores placed in high traffic areas are central to the omni-channel strategy, and are a key component to the marketing and brand awareness efforts in our direct distribution channel. The omni-channel approach also creates a seamless customer experience, regardless of the channel or device that is used.

Lender-placed Insurance Business

We offer lender-placed insurance products and related services to mortgage lenders and servicers (“LPI Business”).

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

Fee Income

In addition to traditional insurance premiums, we generate revenue by charging policy service fees to policyholders. These fees include service fees for installment or renewal policies and fees for insufficient funds, late payments, cancellations and various financial responsibility filing fees. The fee income we generate varies depending on the type of policy and state regulations. For the year ended December 31, 2018, our P&C segment generated $375.6 million in revenue from policy service fees.

P&C Gross Premium Written by State

We are licensed to operate in 50 states and the District of Columbia. For the year ended December 31, 2018 our top ten states represented 76.1% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written:

	Year Ended December 31,
	2018		2017		2016
	(amounts in thousands, except percentages)
North Carolina	$729,426	15.5%	$633,948	15.2%	$483,504	15.9%
California	720,284	15.3%	635,020	15.2%	545,233	18.0%
New York	694,736	14.7%	617,270	14.8%	493,486	16.2%
Florida	499,430	10.6%	515,723	12.4%	262,937	8.7%
Texas	218,410	4.6%	201,776	4.8%	143,711	4.7%
New Jersey	174,234	3.7%	156,035	3.7%	125,731	4.1%
Virginia	148,806	3.2%	135,479	3.2%	97,328	3.2%
Louisiana	142,483	3.0%	139,893	3.4%	125,550	4.1%
Michigan	139,642	3.0%	116,195	2.8%	104,963	3.5%
Alabama	119,462	2.5%	95,661	2.3%	54,305	1.8%
Other States	1,131,817	23.9%	927,583	22.2%	600,140	19.8%
Total	$4,718,730	100.0%	$4,174,583	100.0%	$3,036,888	100.0%

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

To assist us in profitably underwriting our P&C products, our predictive analytics team has developed our RAD underwriting pricing tool. The RAD underwriting pricing tool offers significant advantages over our prior pricing tools by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD underwriting pricing tool facilitates better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. We believe that our RAD underwriting pricing tool provides us with competitive advantage for pricing our products relative to other auto insurers of our size.

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment within 24 hours to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $100,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2018, our Claims department includes approximately 2,580 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we have established an efficient mechanism designed to maintain and improve our level of claim handling performance.

Competition

The property and casualty insurance market in the United States is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, The Travelers Companies, Inc., The Hanover Insurance Group, Inc., Selective Insurance Group, Inc., State Farm Mutual Automobile Insurance Company, Farmers Insurance Group, Assurant, Inc. and GEICO, but also from nonstandard auto focused insurers such as Mercury General Corporation, Kemper Corporation and independent agents that operate in a specific region or single state in which we operate. See Item 1A, “Risk Factors - Risks Relating to Our Insurance Operations - The insurance industry is highly competitive, and we may not be able to compete effectively against larger companies.”

We rely heavily on technology and extensive data gathering and analysis to segment markets and price accurately according to risk potential. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. Superior customer service and fair and accurate claims adjusting are also important factors in our competitive strategy. With our policy administration system and our advanced underwriting pricing tools, we believe we will continue to operate well in the competitive environment.

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

Quota Share Reinsurance

Effective July 1, 2017, we entered into an auto quota share agreement, pursuant to which we cede 15.0% of net liability under our auto policies to an unaffiliated third-party reinsurance provider. Under the auto quota share agreement, we retain the flexibility, under certain conditions, to increase the cession percentage up to a maximum cession of 30.0% and to decrease the cession percentage to a minimum cession of 10.0% during 2018 and 5.0% during 2019. Effective January 1, 2019, we cede 7.0% of net liability under new and renewal auto policies written on or after January 1, 2019.

Effective July 1, 2017, we entered into a homeowners quota share agreement, pursuant to which we ceded 29.6% of net liability under homeowners policies to unaffiliated third-party reinsurance providers. Under the homeowners quota share agreement, effective May 1, 2018, the Company cedes an additional 12.4% of net liability (for a total cession of 42.0%) and receives a 38.0% ceding commission on the additional 12.4% in ceded premiums. See Note 10, “Reinsurance” in the notes to our Consolidated Financial Statements.

A&H Segment

Our A&H segment provides supplemental accident and health insurance products. One of the keys to our overall strategy revolves around distribution. We have multiple ways to reach the consumer through established channels, including:

•	directly to the consumer through our in-house general agency;

•	through independent agents;

•	wholesaling through other general agents and Managing General Underwriters (“MGUs”); and

•	through employers in the worksite.

We believe that our A&H distribution is unique because it is not driven by “company stores” - outlets that only sell products underwritten by us. In the markets where we choose not to underwrite, such as traditional individual and group fully insured major medical, we still sell these products on behalf of third-party carriers, allowing us to match consumers’ needs, whether it’s a product underwritten by us or a third-party carrier. This one-stop shopping element makes our distribution outlets attractive for both consumers and agents and enables us to promote our supplemental/ancillary products in a single sale environment.

Our product focus in our A&H segment is offering economical and quality alternatives to the traditional group and individual insurance markets. A significant portion of the market has challenges in obtaining health insurance that balances depth of coverage with affordability. We believe we are uniquely positioned to offer greater value to our consumers because of our far-reaching distribution and focused product portfolio.

Our products fall into three broad categories: (1) supplemental/ancillary healthcare policies that mitigate exposure to high out-of-pocket costs with some major medical policies; (2) specialty accident policies and short term individual major medical policies specifically not subject to the PPACA for consumers seeking an alternative to more traditional forms of major medical insurance; and (3) self-insurance programs for small employers to assist employers who find self-insurance to be a more cost effective solution to the group healthcare needs.

A&H Product Overview

We focus on products that help individuals and employers address the ever increasing affordability challenges in healthcare. Our products include those packaged with other coverages or services to enhance the overall value proposition to the consumer, as well as standalone products. Target products for groups (through employers) and individuals include:

•
Accident/AD&D. This coverage pays a stated benefit to the insured or his/her beneficiary in the event of bodily injury or death due to accidental means (other than natural causes). These policies can serve as supplemental policies underneath high deductible major medical plans that help reduce out of pocket expenses for consumers that result from unexpected events.

•
Hospital Indemnity. These plans provide a fixed benefit amount for specific healthcare services (e.g. office visits, hospital stays, diagnostic care, etc.) with no deductibles or copays. They are designed for individuals who are looking for coverage that reduces out of pocket costs not covered by major medical coverage.

•
Short-Term Medical. These plans can bridge the timing gap between the annual open enrollment periods (when traditional major medical insurance is available), and offers individuals financial protection for certain unexpected medical bills and other health care expenses (e.g. office visits, emergency, care, hospital stays, etc.). These plans have prescribed policy durations; typically durations cannot exceed 12 months and in many states cannot exceed three months.

•
Cancer/Critical Illness. Critical illness policies provide benefits when specific diseases are first diagnosed. These benefits are paid to the individual directly, who can use them to pay for other out of pocket costs that may arise. This coverage can be sold on a guarantee and simplified issue (health questionnaire) basis either as a standalone product or packaged with other products.

•
Stop Loss. Increases in health insurance costs in the group fully insured market has caused an increase in the number of employers offering self-insured plans. NHIC offers a wide array of stop loss programs together with self-insured program administration for small and large employers, as permitted by state law.

•	Dental. These policies provide basic dental coverage and can be sold on a stand-alone basis or packaged with other products. They are frequently matched with discount plans and/or dental networks.

Ratings

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. A.M. Best has currently assigned our insurance subsidiaries a rating of “A-” (Excellent). According to A.M. Best, “A-” ratings are assigned to insurers that have an excellent ability to meet their ongoing financial obligations to policyholders. This rating reflects A.M. Best’s opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. This rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. There can be no assurance that we will maintain our current ratings. Future changes to our rating may adversely affect our competitive position. See Item 1A, “Risk Factors - Risks Relating to our Business - A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.”

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

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2018, 2017 and 2016 and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2018 should develop similarly to losses incurred in 2017 and prior years. Thus, if for example, the net loss ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the net loss ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

See Note 9, “Unpaid Losses and Loss Adjustment Expense Reserves” for more information about short-duration insurance contracts and claims development tables in the notes to our Consolidated Financial Statements.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In September 2017, we acquired ownership of our personal lines policy administration system (“NPS”) and the related intellectual property from AmTrust Financial Services, Inc. (“AmTrust”), which we previously licensed from them for a licensing fee, for a purchase price of $200 million. The purchase price is payable in three equal payments, with the first payment made upon the execution of the agreement, the second payment made upon the 6-month anniversary of the agreement, and the third payment payable upon the later of the completion of the full separation and transfer of the NPS to our operating environment and the 18-month anniversary of the agreement in accordance with the terms of the agreement. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This system reduced cost by eliminating our three costly legacy mainframe based systems and allows for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

Our RAD underwriting pricing tool accurately prices specific risk exposures to assist us in profitably underwriting our P&C products. Our RAD technology offers significant advantages over our prior underwriting pricing system by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD underwriting pricing tool will facilitate better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing.

In our lender-placed insurance business, we use a proprietary insurance-tracking system to monitor the customers’ mortgage portfolios to verify the continuation of insurance coverage on each mortgaged property. We believe we can leverage our technology expertise to operate the business under a more efficient cost structure.

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda and Sweden. As of December 31, 2018, we had twenty-one operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best. We currently conduct a limited amount of business outside the United States, primarily in Bermuda and Sweden.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2018.

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

Management does not anticipate regulatory action as a result of the 2018 IRIS ratio results for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon any follow-up that no regulatory action was required.

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

Enterprise Risk

The Model Insurance Holding Company System Regulatory Act and Regulation (the “Amended Model Act and Regulation”) adopted by the NAIC imposes more extensive informational requirements on an insurance holding company system in order to protect the licensed insurance companies from enterprise risk, including requiring it to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. To date, a number of states have adopted some or all of the changes in the Amended Model Act and Regulation, including states where some of our insurance companies are domiciled or commercially domiciled.

The Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, adopted by the NAIC, requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the “material and relevant risks” associated with the insurer’s current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer’s lead insurance regulator. The ORSA report was filed in 2018 with the Company’s lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

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

Any future transactions that would constitute a change of control, including a change of control of us and/or any of our domestic insurance subsidiaries, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain other states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2018, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which impacted the Company’s effective tax rate and after-tax earnings in the United States. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. The Company was also affected by certain other aspects of the TCJA, including, without limitation, provisions regarding the one-time transition tax on undistributed foreign earnings and profits, limitations on the deductibility of interest expense and executive compensation and deductibility of capital expenditures.

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

Existing and new laws and regulations affecting the health insurance industry, or changes to existing laws and regulations, may transpire. The PPACA was signed into law in 2010, and, throughout 2017 and 2018, there were several judicial and congressional challenges and proposed amendments to the PPACA. The TCJA also includes a provision that repealed certain aspects of the PPACA. If we are unable to adapt our A&H business to current and/or future requirements of the health insurance legislation, our A&H business could be materially adversely affected.

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

In recent years, the lender-placed insurance business has been subject to class action litigation and investigations by state insurance regulators and federal regulatory agencies. Litigation and regulatory proceedings have included allegations of excessive premium rates and inappropriate business transactions. Unfavorable outcomes of litigation or regulatory investigations or significant problems in our relationships with regulators could adversely affect our results of operations and financial condition, reputation, and ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our customers in the mortgage industry are the subject of various regulatory investigations and/or litigation regarding mortgage lending practices, which could indirectly affect agreements with these clients and our business.

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

Cybersecurity Regulation

Insurance regulators have been focusing increased attention on data security during financial exams, and new laws and regulations are pending that would impose new requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services enacted a comprehensive cybersecurity regulation that became effective during 2017, requiring insurance companies and other entities to have a cybersecurity program designed to protect consumers’ private data; a written policy that is approved by the board or a senior officer; a chief information security officer to help protect data and systems; and controls and plans in place to help ensure the safety of New York’s financial services industry. In addition, the NAIC has adopted the Roadmap for Cybersecurity Consumer Protections, a set of directives aimed at protecting consumer data, and is working on a new model data security law that is expected to incorporate the directives and impose additional requirements on insurance companies to the extent ultimately adopted by applicable state legislation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We anticipate a continuing focus on new regulatory and legislative proposals at the state and federal levels that further regulate practices regarding privacy and security of personal information.

Our Swedish entities are subject to the recently enacted European Union (“E.U.”) General Data Protection Regulation (“GDPR”). GDPR is global in scope to the extent that it applies to all business in the E.U. and any business outside the E.U. that processes E.U. personal data of individuals in the E.U. The regulation is in place to enhance the rights and protections of E.U. citizens’ personal data and non-compliance can potentially lead to financial penalties. The introduction of GDPR, and any changes in E.U. member states’ national laws and regulations, may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data.

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

Foreign Regulation

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

Solvency II

The E.U. has adopted a directive, known as Solvency II, covering capital requirements, risk management and regulatory reporting for insurance organizations. Solvency II applies to our Swedish entities, and Solvency II equivalence (an insurance regulatory regime that achieves the same outcomes-based results as Solvency II) applies to our Bermuda entities. Solvency II imposes economic risk-based solvency requirements that comprise three pillars. First, there are quantitative capital requirements, based on a valuation of the entire balance sheet of an insurance organization. Second, Solvency II requires insurance organizations to undertake a qualitative regulatory review, including governance, internal controls, enterprise risk management and the supervisory review process. Third, to enhance market discipline, insurance organizations must report their financial conditions to regulators.

Offices

Our principal executive offices are located at 59 Maiden Lane, 38th Floor, New York New York 10038, and our telephone number at that location is (212) 380-9500. Our website is www.nationalgeneral.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into the Annual Report on Form 10-K.

Employees

As of December 31, 2018, we have approximately 8,440 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports as required by the U.S. Securities and Exchange Commission (the “SEC”). You may obtain our electronic filings by accessing the SEC’s website at http://www.sec.gov.

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

Our financial statements include loss reserves, which represent our best estimate of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, adverse changes in loss cost trends, economic conditions (including general inflation), legal trends and legislative changes, and varying judgments and viewpoints in the estimation process, among others. The impact of many of these items on ultimate loss reserves is difficult to estimate.

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

General economic factors beyond our control that affect our business include unemployment rates, consumer spending, residential and commercial real estate prices, U.S. debt ceiling and budget deficit concerns, tax rates and policies, changes in interest rates and the availability of credit. Such conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, our prospects and competitor landscape could be materially and adversely affected.

Our business is dependent on the efforts of our executive officers and other key employees. If we are unsuccessful in our efforts to attract, train and retain qualified executive officers and key employees, our business may be materially adversely affected.

Our success has developed from, and will continue to depend on, the efforts of our executive officers because of their industry expertise, knowledge of our markets, and relationships with our independent agents and distribution partners. Should any of our executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the specialty P&C and A&H sectors that we target. In addition, our business is also dependent on skilled underwriters and other skilled employees. We cannot assure you that we will be able to attract, train and retain, on a timely basis and on anticipated economic and other terms, experienced and capable senior management, underwriters and support staff. We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but we may not be successful in such endeavors. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

Revenues and operating profits from our P&C segment depend on our production in several key states and adverse developments in these key states could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2018, our P&C segment derived 76.1% of its gross premium written from the following ten states: North Carolina (15.5%), California (15.3%), New York (14.7%), Florida (10.6%), Texas (4.6%), New Jersey (3.7%), Virginia (3.2%), Louisiana (3.0%), Michigan (3.0%) and Alabama (2.5%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse impact on our business, financial condition and results of operations.

If we cannot sustain our business relationships, including our relationships with independent agents, agencies and other parties, we may be unable to compete effectively and operate profitably.

We market our products primarily through a network of independent agents and distribution partners. Our relationships with our agents are generally governed by agreements that may be terminated on short notice. Independent agencies generally are not obligated to promote our products and may sell insurance offered by our competitors. As a result, our ability to compete and remain profitable depends, in part, on our maintaining our business relationship with our independent agents and agencies, the marketing efforts of our independent agents and agencies and on our ability to offer insurance products and maintain financial strength ratings that meet the requirements and preferences of our independent agents and agencies and their policyholders.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. Our top two affinity relationships collectively represent 61% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing with long-term contracts, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

If we, together with our affiliates and the other third parties that we contract with, are unable to maintain our technology platform or our technology platform fails to operate properly, or meet the technological demands of our customers with respect to the products and services we offer, our business and financial performance could be significantly harmed.

We use our own policy administration system that we recently acquired in 2017. We also use technology systems to more accurately evaluate specific risk exposures in order to assist us in profitably underwriting our P&C products.

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

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyberattacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or adviser error or malfeasance. We also assess and monitor the security measures of our third-party business partners, who in the provision of services to us are provided with or process information pertaining to our business or our customers. Despite these measures, we cannot assure you that our or third party systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and regulations in jurisdictions outside the U.S. governing the protection of personal and confidential information of our clients or employees, including in relation to credit card data and financial information. These laws and regulations are increasing in complexity and number and change frequently. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

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

AmTrust is an insurance holding company controlled by Leah Karfunkel, George Karfunkel and Barry Zyskind. Because Leah Karfunkel beneficially owns 39.5% of our outstanding shares of common stock, AmTrust is a related party.

We are party to arrangements with AmTrust and its affiliates, including, among others, an asset purchase agreement pursuant to which AmTrust sold to us and our affiliates our policy administration system; a consulting and marketing agreement pursuant to which a subsidiary of AmTrust provides certain consulting and marketing services to promote our captive insurance program; an investment in an entity owning life settlement contracts; and joint investments in entities owning office buildings in Ohio, Texas and Illinois. Conflicts of interest could arise with respect to any of our contractual arrangements with AmTrust and its affiliates, as well as any other business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. AmTrust’s interests may be different from the interests of our company and the interests of our other stockholders.

Our relationship with ACP Re and ACP Re Holdings, LLC may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Family Trust. We provide management services to ACP Re pursuant to a services agreement we entered into in 2012. We and AmTrust provided ACP Re with financing in an aggregate amount of $250.0 million ($125.0 million each), and in July 2016, ACP Re Holdings, LLC, a Delaware limited liability company owned by the Karfunkel Family Trust (“ACP Re Holdings”), became the borrower in the place of ACP Re. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. There can be no assurance that ACP Re Holdings will have sufficient assets or liquidity to pay its obligations under the terms of the financing. The majority of ACP Re Holdings’ assets currently consist of publicly traded equity securities. As a result of the financing, we, through our subsidiary, have significant credit exposure to ACP Re Holdings.

A downgrade in the A.M. Best rating of our insurance subsidiaries would likely reduce the amount of business we are able to write and could materially adversely impact the competitive positions of our insurance subsidiaries.

Rating agencies evaluate insurance companies based on their ability to pay claims. A.M. Best has currently assigned our insurance subsidiaries a group rating of “A-” (Excellent). The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2018, our investment in fixed-income securities was approximately $3,561.0 million, or 84.2% of our total investment portfolio. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

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

We are a holding company and conduct our business operations through our various subsidiaries. Our principal sources of funds are dividends and other payments from our insurance subsidiaries and other operating subsidiaries, income from our investment portfolio and funds that may be raised from time to time in the capital markets. We will be largely dependent on amounts from our insurance subsidiaries to pay principal and interest on any indebtedness that we may incur, to pay holding company operating expenses, to make capital investments in our other subsidiaries and to pay dividends on our common and preferred stock. In addition, our credit agreement contains covenants that limit our ability to pay cash dividends to our stockholders under certain circumstances. See “-The covenants in our credit agreement limit our financial and operational flexibility, which could have an adverse effect on our financial condition.”

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of cash dividends and distributions that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $287.9 million as of December 31, 2018, taking into account dividends paid in the prior twelve month period.

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

•
Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which we conduct business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to the policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable insurance department. In most of the states in which we operate, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, our ability to respond to market developments or increased costs in that state could be adversely affected and our ability to operate in a profitable manner may be limited.

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

•
involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements;

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

In the future, states may make existing insurance laws and regulation more restrictive or enact new restrictive laws. In such event, we may seek to reduce our business in, or withdraw entirely from, these states. Additionally, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Currently, the U.S. federal government does not directly regulate the P&C insurance business. However, The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) established a Federal Insurance Office (“FIO”) within the Department of the Treasury. The duties of the FIO include studying and reporting on how to modernize and improve the system of insurance regulation in the United States considering the ability of any federal regulation or a federal regulator to “provide robust consumer protection for policyholders” as well as “the potential consequences of subjecting insurers to a federal resolution authority.” We cannot predict whether any proposals promulgated by FIO will be adopted, or what impact, if any, these proposals or, if enacted, these laws may have on our business, financial condition and results of operations. See Item 1, “Business - Regulation.”

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on certain foreign sourced earnings, and revised the tax treatment of certain items for property and casualty insurers. As of December 31, 2018, we have completed the accounting for the tax effects of enactment of the TCJA. While we used what we believe are reasonable interpretations in applying the TCJA, it is possible that the IRS could take positions that differ from our interpretations which could materially adversely impact our financial condition and results of operations.

Reform of the health insurance industry could materially reduce the profitability of our A&H segment.

The PPACA was signed into law in 2010, and throughout 2017 and 2018, there were several judicial and congressional challenges and proposed amendments to PPACA. The TCJA includes a provision that repealed certain aspects of the PPACA. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

If we are unable to adapt our A&H business to current and/or future requirements of the PPACA, or if significant uncertainty continues with respect to implementation of the PPACA or other healthcare reform legislation, our A&H business could be materially adversely affected. Furthermore, should Congress extend the scope of or repeal parts of or all of the PPACA, such a development could have a material adverse effect on our A&H business. For more information on the PPACA and its impact on our A&H segment, see Item 1, “Business - A&H Segment.”

We may require additional capital in the future and such additional capital may not be available to us, or may only be available to us on unfavorable terms.

To support our current and future policy writings or potential acquisitions, we may raise substantial additional capital using a combination of debt and equity. Our future capital requirements depend on many factors, including regulatory and rating agency requirements and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations and initial capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth and reduce our assets. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders and in the amounts that we require, or at all. If we cannot obtain adequate capital, our business and financial condition could be adversely affected. Issuances of stock may result in dilution of our existing stockholders or a decrease in the per share price of our common stock.

In addition, the terms of a capital raising transaction could require us to agree to stringent financial and operating covenants that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future.

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

We currently conduct a limited amount of business outside the United States, primarily in Bermuda and Sweden. In these jurisdictions, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as capital controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.

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

Many of our competitors invest heavily in advertising and marketing efforts and/or expanding their online service offerings. Many of these competitors have better brand recognition than we have and have a significantly larger market share than we do. As a result, these larger competitors may be better able to offer lower rates to consumers, to withstand larger losses, and to more effectively take advantage of new marketing opportunities. Our ability to compete against these larger competitors depends on our ability to deliver superior service and maintain our relationships with independent agents, distribution partners and affinity groups.

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

For the year ended December 31, 2018, we generated $561.6 million in service and fee revenue from our P&C and A&H policyholders, which included, among others, origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

The insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). The profitability of most insurance companies tends to follow this cyclical market pattern. We cannot predict with certainty the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control. These cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may adversely affect our business.

Catastrophic losses or the frequency of smaller insured losses may exceed our expectations as well as the limits of our reinsurance, which could adversely affect our financial condition and results of operations.

Our P&C insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable, and our losses from catastrophes could be substantial. Our 2018 financial results were significantly impacted by hurricanes and wildfires, and due to the inherent uncertainty of such catastrophes in future periods, any future impact remains difficult to predict.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2018, we had an aggregate amount of approximately $1,611.7 million of recoverables from reinsurers.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $0.6 million in 2018. At December 31, 2018, the amount of reinsurance recoverable on unpaid losses from the NCRF and the MCCA was approximately $134.9 million and $590.2 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected.

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

We may from time to time be subject to a variety of legal actions relating to our current and past business operations including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents or producers over compensation and termination of contracts and related claims, disputes relating to certain business acquired or disposed of by us and disputes with former employees. We also cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

Class action claims present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it results in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have an adverse effect on our business.

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

Leah Karfunkel beneficially owns or controls approximately 39.5% of our outstanding shares of common stock. As a result, Mrs. Karfunkel has the ability to significantly impact all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Mrs. Karfunkel may have interests that are different from those of other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use an aggregate of approximately 1,944,100 square feet in approximately 65 office locations and approximately 460 store fronts. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 276,770 square feet.

Item 3. Legal Proceedings

We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations. See Note 14, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the Nasdaq Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of February 20, 2019 there were approximately 279 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

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

National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to transfer funds to us in the form of a dividend. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of cash dividends and distributions that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $287.9 million as of December 31, 2018, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the period beginning February 20, 2014 and ending on December 31, 2018 with the cumulative total return on the Nasdaq Global Market Index and a peer group comprised of the Nasdaq Insurance Index. The graph shows the change in value of an initial $100 investment on February 20, 2014. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Income Statement Data(1)	(amounts in thousands, except percentages and per share data)
Gross premium written	$5,416,839	$4,755,985	$3,500,898	$2,590,044	$2,135,107
Ceded premiums(2)	(1,589,126)	(1,178,390)	(428,202)	(403,502)	(265,083)
Net premium written	$3,827,713	$3,577,595	$3,072,696	$2,186,542	$1,870,024
Change in unearned premium	(95,511)	76,581	(77,525)	(56,436)	(236,804)
Net earned premium	$3,732,202	$3,654,176	$2,995,171	$2,130,106	$1,633,220
Ceding commission income	224,697	116,456	45,600	43,790	12,430
Service and fee income	561,583	502,927	380,817	273,548	168,571
Net investment income(3)	119,034	101,950	115,187	78,783	53,606
Net gain (loss) on investments	(29,545)	46,763	7,904	(11,095)	(4,552)
Other income (expense)	—	(198)	24,308	—	—
Total revenues	$4,607,971	$4,422,074	$3,568,987	$2,515,132	$1,863,275
Loss and loss adjustment expense	2,662,226	2,626,082	2,092,280	1,485,320	1,125,136
Acquisition costs and other underwriting expenses(4)	735,266	672,429	497,007	406,662	315,089
General and administrative expenses(5)	938,046	912,996	709,148	426,976	283,334
Interest expense	51,425	47,086	40,180	28,885	17,736
Total expenses	$4,386,963	$4,258,593	$3,338,615	$2,347,843	$1,741,295
Income before provision for income taxes	$221,008	$163,481	$230,372	$167,289	$121,980
Provision for income taxes	53,484	61,273	33,998	16,176	21,551
Net income	$167,524	$102,208	$196,374	$151,113	$100,429
Less: Net (income) loss attributable to non-controlling interest	39,830	3,637	(20,668)	(14,025)	(2,504)
Net income attributable to National General Holdings Corp.	$207,354	$105,845	$175,706	$137,088	$97,925
Dividends on preferred stock	(32,492)	(31,500)	(24,333)	(14,025)	(2,291)
Net income attributable to National General Holdings Corp. common stockholders	$174,862	$74,345	$151,373	$123,063	$95,634
Per common share data:
Basic earnings per share	$1.62	$0.70	$1.43	$1.25	$1.05
Weighted average shares outstanding - basic	107,660	106,588	105,952	98,242	91,499
Diluted earnings per share	$1.59	$0.68	$1.40	$1.22	$1.02
Weighted average shares outstanding - diluted	110,822	108,752	108,278	100,724	93,515
Dividends declared per common share	$0.16	$0.16	$0.14	$0.09	$0.05
Insurance Ratios
Net loss ratio(6)	71.3%	71.9%	69.9%	69.7%	68.9%
Net operating expense ratio (non-GAAP)(7)(8)	23.5%	26.4%	26.0%	24.2%	25.6%
Net combined ratio (non-GAAP)(7)(8)(9)	94.8%	98.3%	95.9%	93.9%	94.5%
Insurance Ratios Before Amortization and Impairment (non-GAAP)
Net operating expense ratio before amortization and impairment (non-GAAP)(10)	22.7%	24.7%	23.6%	22.4%	23.7%
Net combined ratio before amortization and impairment (non-GAAP)(10)(11)	94.0%	96.6%	93.5%	92.1%	92.6%

	As of December 31,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data	(amounts in thousands)
Investments	$4,226,806	$3,649,788	$3,631,064	$2,785,510	$1,991,105
Cash, cash equivalents and restricted cash	$233,583	$357,484	$285,900	$282,277	$132,615
Premiums and other receivables, net	$1,399,812	$1,324,321	$1,091,774	$694,577	$588,125
Reinsurance recoverable	$1,611,738	$1,294,165	$948,236	$897,232	$971,116
Intangible assets, net and Goodwill	$560,120	$578,223	$626,084	$461,312	$319,601
Total assets	$9,439,280	$8,439,743	$7,238,028	$5,556,192	$4,324,716
Unpaid loss and loss adjustment expense reserves	$2,957,159	$2,663,557	$2,273,866	$1,762,575	$1,568,796
Unearned premiums and other revenue	$2,280,728	$2,032,605	$1,701,286	$1,257,598	$872,963
Debt	$675,449	$713,710	$752,001	$491,537	$299,082
Total liabilities	$7,238,409	$6,486,318	$5,320,670	$4,029,034	$3,255,584
Common stock and additional paid-in capital	$1,058,912	$918,818	$914,851	$901,170	$691,670
Preferred stock	$450,000	$420,000	$420,000	$220,000	$55,000
Non-controlling interest	$(19,967)	$24,856	$31,918	$22,840	$13,756
Total stockholders’ equity	$2,200,871	$1,953,425	$1,917,358	$1,527,158	$1,069,132

(1)	Results of operations were affected by our various acquisitions and reinsurance transactions from 2014 to 2018.

(2)
Premiums ceded to related parties were not material for the years ended December 31, 2018, 2017 and 2016, and amounted to $1,578 and $44,936 for the years ended December 31, 2015 and 2014, respectively.

(3)	Earnings (losses) of equity method investments, including those with related parties, is recorded within net investment income.

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

(7)
Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income, service and fee income and significant corporate litigation expenses. Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income, service and fee income and significant corporate litigation expenses in the calculation of net operating expense, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Consolidated Results of Operations.”

(8)
Net operating expense ratio (non-GAAP) is calculated by dividing the net operating expense by net earned premium. Net operating expense consists of the sum of acquisition costs and other underwriting expenses and general and administrative expenses less ceding commission income, service and fee income and significant corporate litigation expenses.

(9)	Net combined ratio (non-GAAP) is calculated by adding net loss ratio and net operating expense ratio (non-GAAP) together.

(10) Net operating expense ratio before amortization and impairment (non-GAAP) is one component of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of net operating expense before non-cash amortization of intangible assets and non-cash impairment of goodwill to net earned premium.
(11) The net combined ratio before amortization and impairment (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss ratio and net operating expense ratio before amortization and impairment (non-GAAP). If the net combined ratio before amortization and impairment (non-GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Management believes that this measure of underwriting profitability provides a more useful comparison to the combined ratio of other insurance companies involved in less acquisitions.

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

We manage our business through two segments: Property and Casualty (“P&C”) and Accident and Health (“A&H”). We transact business primarily through our twenty-one regulated domestic insurance subsidiaries: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company, Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company and Direct National Insurance Company. Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). We currently conduct a limited amount of business outside the United States, primarily in Bermuda, Luxembourg and Sweden.

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

The operating results of insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. In addition, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather. Our operating results for the year ended December 31, 2018 have been negatively impacted by losses resulting from severe weather, including Hurricanes Florence and Michael, and losses from California wildfires.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives.

To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2018, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.8x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $119.0 million, $102.0 million and $115.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. We held 5.2% and 8.9%, of total invested assets in cash, cash equivalents and restricted cash as of December 31, 2018 and 2017, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of December 31, 2018 and 2017, our reserves, net of reinsurance recoverable on unpaid losses, were $1.7 billion and $1.5 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2018, we would earn half of the premium in the first quarter of 2018 and the other half in the second quarter of 2018.

Ceding commission income. Ceding commission income is commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission revenue which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition costs and other underwriting expenses.

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

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is canceled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. An insufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The costs associated with generating fee income are not separately tracked.

We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the time when the policy is sold. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

Net investment income. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, debt and equity securities. Our net investment income includes interest and dividends earned on our invested assets and earnings or losses on our equity method investments.

Net gains and losses on investments. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We report net unrealized gains (losses) on debt securities classified as available for sale within accumulated other comprehensive income (loss) in our balance sheet. We report all gains (losses) on equity securities within net gains (losses) on investments in our statement of income. Net gains and losses on investments also include foreign exchange gains and losses which are generated by the remeasurement of financial statement balances that are denominated or stated in another currency into the functional currency.

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

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses consist of policy acquisition and marketing expenses, salaries and benefits expenses. Policy acquisition expenses comprise commissions attributable to those agents, wholesalers or brokers that produce premiums written on our behalf and promotional fees attributable to our affinity relationships. Acquisition costs also include costs that are related to the successful acquisition of new or renewal insurance contracts including comprehensive loss underwriting exchange reports, motor vehicle reports, credit score checks, and policy issuance costs.

General and administrative expenses. General and administrative expenses are composed of all other operating expenses, including various departmental salaries and benefits expenses for employees that are involved in the maintenance of policies, information systems, and accounting for insurance transactions, and other insurance expenses such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges. In addition, general and administrative expenses include those charges that are related to the amortization of tangible and intangible assets and non-insurance activities in which we engage.

Interest expense. Interest expense represents amounts we incur on our outstanding indebtedness and interest credited on funds held balances at the applicable interest rates.

Income tax expense. We incur federal, state and local income tax expenses as well as income tax expenses in certain foreign jurisdictions in which we operate.

Net operating expense. These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income, service and fee income and significant corporate litigation expenses.

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

Insurance Ratios

Net combined ratio (non-GAAP). The net combined ratio (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss ratio and net operating expense ratio (non-GAAP). If the net combined ratio (non-GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Our definition of net loss ratio and net operating expense ratio are as follows:

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

Net combined ratio before amortization and impairment (non-GAAP). The net combined ratio before amortization and impairment (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss ratio and net operating expense ratio before amortization and impairment (non-GAAP). If the net combined ratio before amortization and impairment (non-GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Management believes that this measure of underwriting profitability provides a more useful comparison to the combined ratio of other insurance companies involved in less acquisitions. Our definition of net operating expense ratio before amortization and impairment is as follows:

Net operating expense ratio before amortization and impairment (non-GAAP). The net operating expense ratio before amortization and impairment (non-GAAP) is one component of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of net operating expense before non-cash amortization of intangible assets and non-cash impairment of goodwill to net earned premium.

Net operating expense ratio, net operating expense ratio before amortization and impairment, net combined ratio and net combined ratio before amortization and impairment are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. We use net operating expense ratio (non-GAAP), net operating expense ratio before amortization and impairment (non-GAAP), net combined ratio (non-GAAP) and net combined ratio before amortization and impairment (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by us. For a reconciliation showing the total amounts by which acquisition costs and other underwriting expenses and general and administrative expenses were offset by ceding commission income, service and fee income and significant corporate litigation expenses in the calculation of net operating expense, see “Results of Operations - Consolidated Results of Operations” below.

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

Premiums and Other Receivables. We recognize earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premium represents the portion of premiums written applicable to the unexpired terms of the policies. Net premiums receivable represent premium written and not yet collected, net of an allowance for uncollectible premium. We regularly evaluate premium and other receivables and adjust for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made.

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

All fee income is recognized as follows. An installment fee is recognized at the time each policy installment bill is due. A late payment fee is recognized when the customer’s payment is not received after the listed due date and any applicable grace period. A policy cancellation fee is recognized at the time the customer’s policy is canceled. A policy reinstatement fee is recognized when the customer’s policy is reinstated. An insufficient fund fee is recognized when the customer’s payment is returned by the financial institution. The amounts charged are primarily intended to compensate us for the administrative costs associated with processing and administering policies that generate insurance premium; however, the amounts of fees charged are not dependent on the amount or period of insurance coverage provided and do not entail any obligation to return any portion of those funds. The costs associated with generating fee income are not separately tracked. We estimate an allowance for doubtful accounts based on a percentage of fee income.

We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies. We do not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the time when the policy is sold. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

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

In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates. On a quarterly basis, we review our reserves for loss and loss adjustment expenses to determine whether further adjustments are required. Any resulting adjustments are included in the period in which adjustments are determined. Additional information regarding the judgments and uncertainties surrounding our estimated reserves for loss and loss adjustment expenses can be found in Item 1, “Business-Loss Reserves.”

Reinsurance. We cede insurance risk under various reinsurance agreements. We seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. We remain liable with respect to any insurance ceded if the assuming companies are unable to meet their obligations under these reinsurance agreements.

Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue to the extent the ceding commission exceeds acquisition costs. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract under deposit accounting.

Deferred acquisition costs. Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that vary and are directly related to the successful acquisition of insurance policies. These costs are deferred and amortized to the extent recoverable over the policy period in which the related premiums are earned. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. Management believes that these costs are recoverable.

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

Investments. We account for our investments in debt securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt Securities,” and certain equity investments with ASC 321, “Investments - Equity Securities.” In accordance with ASC 320, our debt securities are classified as available for sale and are measured at fair value with unrealized gains and losses reported as a separate component of comprehensive income. Equity investments (except those accounted for under the equity method, and those that result in consolidation of the investee and certain other investments) are measured at fair value with all gains and losses reported in net income in accordance with ASC 321. We may sell our available-for-sale and equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale and equity securities are reported at their estimated fair values based on quoted market prices or recognized pricing services.

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

Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value of loss and LAE reserves by recording the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (e.g., over the estimated payout period of the acquired loss and LAE reserves). We assign fair values to intangible assets acquired based on valuation techniques including the income and market approaches. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. We expense costs associated with the acquisition of a business in the period incurred.

Non-controlling Interest. Non-redeemable non-controlling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. We have no ownership interest in the Reciprocal Exchanges. Therefore, the difference between the value of their assets and liabilities represent the value of the non-controlling interest.

Fair value of financial instruments. Our estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, “Fair Value Measurements and Disclosures.” The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. Additionally, valuation of debt securities investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments which are short-term in nature approximate their carrying values.

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

For investments that have quoted market prices in active markets, we use the quoted market prices as fair value and include these prices in the amounts disclosed in the Level 1 hierarchy. We receive the quoted market prices from nationally recognized third-party pricing services (“pricing service”). When quoted market prices are unavailable, we utilize the pricing service to determine an estimate of fair value. This pricing method is used, primarily, for debt securities. The fair value estimates provided by the pricing services are included in the Level 2 hierarchy. The pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. The pricing service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the pricing service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The market inputs that the pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

We utilize the fair values received from the pricing service to estimate fair value measurements for all our debt securities and equity securities. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2018 and 2017:

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

•Equity Securities ‑ The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided as fair value. We classified the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. We classified the value of these equity securities as Level 2. From time to time, we also hold certain equity securities that are issued by privately-held entities or equity investments that do not have an active market. We estimate the fair value of these securities primarily based on inputs such as third-party broker quote, issuers’ book value, market multiples, and other inputs. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and are classified as Level 3 in the fair value hierarchy.

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

Stock Compensation Expense. We recognize shared-based employee compensation expense including stock options and restricted stock units (“RSUs”), to be measured based on the grant date fair value of the awards, with the resulting expense recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. The majority of our awards are earned over a service period of three or four years.

Earnings per Share. Basic earnings per share are computed by dividing income available to common stockholders by the number of weighted average common shares outstanding. Dilutive earnings per share are computed by dividing income available to common stockholders, adjusted for the effects of the presumed issuance of potential common shares, by the number of weighted average common shares outstanding, plus potentially issuable shares, such as options, unvested share-based payment awards and convertible securities.

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

Deferred income taxes reflect the impact of temporary differences between the amount of our assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset and liability primarily consists of book versus tax differences for earned premiums, loss and LAE reserve discounting, deferred acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on debt securities. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, to other comprehensive income. We include changes in deferred income tax assets and liabilities as a component of income tax expense.

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

We recognize tax benefits only on tax positions that are more likely than not to be sustained upon examination by taxing authorities. Our policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. We file our consolidated tax returns as prescribed by the tax laws of the jurisdictions in which we operate.

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which impacts our future effective tax rate and after-tax earnings in the United States. As a result of the reduction in the corporate income tax rate, we were required to revalue our deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred tax amounts. Under the SEC guidance, Staff Accounting Bulletin No. 118, we recognized additional provision for income taxes in the amount of $20.6 million (net of a $5.2 million benefit in the Reciprocal Exchanges) related to this revaluation in 2017. We also recognized an additional benefit of $1.3 million (net of a $0.4 million benefit in the Reciprocal Exchanges) related to this revaluation in 2018. We are affected by certain other aspects of the TCJA, including, without limitation, provisions regarding the one-time transition tax on undistributed foreign earnings and profits, limitations on the deductibility of interest expense and executive compensation and deductibility of capital expenditures.

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$4,969,517	$448,923	$(1,601)	$5,416,839	$4,375,414	$383,773	$(3,202)	$4,755,985
Ceded premiums	(1,325,369)	(265,358)	1,601	(1,589,126)	(973,468)	(208,124)	3,202	(1,178,390)
Net premium written	$3,644,148	$183,565	$—	$3,827,713	$3,401,946	$175,649	$—	$3,577,595
Change in unearned premium	(98,707)	3,196	—	(95,511)	82,359	(5,778)	—	76,581
Net earned premium	$3,545,441	$186,761	$—	$3,732,202	$3,484,305	$169,871	$—	$3,654,176
Ceding commission income	167,948	56,749	—	224,697	56,276	60,180	—	116,456
Service and fee income	625,463	5,751	(69,631)	561,583	552,580	5,794	(55,447)	502,927
Total underwriting revenues	$4,338,852	$249,261	$(69,631)	$4,518,482	$4,093,161	$235,845	$(55,447)	$4,273,559
Underwriting expenses:
Loss and loss adjustment expense	2,499,508	162,718	—	2,662,226	2,506,242	119,840	—	2,626,082
Acquisition costs and other underwriting expenses	693,283	41,983	—	735,266	622,269	50,160	—	672,429
General and administrative expenses	923,921	83,756	(69,631)	938,046	887,472	80,971	(55,447)	912,996
Total underwriting expenses	$4,116,712	$288,457	$(69,631)	$4,335,538	$4,015,983	$250,971	$(55,447)	$4,211,507
Underwriting income (loss)	$222,140	$(39,196)	$—	$182,944	$77,178	$(15,126)	$—	$62,052
Net investment income	119,852	8,875	(9,693)	119,034	102,229	9,325	(9,604)	101,950
Net gain (loss) on investments	(26,179)	(3,366)	—	(29,545)	40,640	6,123	—	46,763
Other income (expense)	—	—	—	—	(198)	—	—	(198)
Interest expense	(51,425)	(9,693)	9,693	(51,425)	(47,086)	(9,604)	9,604	(47,086)
Income (loss) before provision (benefit) for income taxes	$264,388	$(43,380)	$—	$221,008	$172,763	$(9,282)	$—	$163,481
Provision (benefit) for income taxes	57,034	(3,550)	—	53,484	66,918	(5,645)	—	61,273
Net income (loss)	$207,354	$(39,830)	$—	$167,524	$105,845	$(3,637)	$—	$102,208
Net (income) loss attributable to non-controlling interest	—	39,830	—	39,830	—	3,637	—	3,637
Net income attributable to NGHC	$207,354	$—	$—	$207,354	$105,845	$—	$—	$105,845
Dividends on preferred stock	(32,492)	—	—	(32,492)	(31,500)	—	—	(31,500)
Net income attributable to NGHC common stockholders	$174,862	$—	$—	$174,862	$74,345	$—	$—	$74,345

	Year Ended December 31,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	70.5%	87.1%	—%	71.3%	71.9%	70.5%	—%	71.9%
Net operating expense ratio (non-GAAP)	23.0%	33.9%	—%	23.5%	25.9%	38.4%	—%	26.4%
Net combined ratio (non-GAAP)	93.5%	121.0%	—%	94.8%	97.8%	108.9%	—%	98.3%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	70.5%	87.1%	—%	71.3%	71.9%	70.5%	—%	71.9%
Net operating expense ratio before amortization and impairment (non-GAAP)	22.1%	33.8%	—%	22.7%	24.2%	34.3%	—%	24.7%
Net combined ratio before amortization and impairment (non-GAAP)	92.6%	120.9%	—%	94.0%	96.1%	104.8%	—%	96.6%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$4,168,137	$298,150	$(79,324)	$4,386,963	$4,063,069	$260,575	$(65,051)	$4,258,593
Less: Loss and loss adjustment expense	2,499,508	162,718	—	2,662,226	2,506,242	119,840	—	2,626,082
Less: Interest expense	51,425	9,693	(9,693)	51,425	47,086	9,604	(9,604)	47,086
Less: Ceding commission income	167,948	56,749	—	224,697	56,276	60,180	—	116,456
Less: Service and fee income	625,463	5,751	(69,631)	561,583	552,580	5,794	(55,447)	502,927
Less: Other general and administrative expenses	10,000	—	—	10,000	—	—	—	—
Net operating expense	$813,793	$63,239	$—	$877,032	$900,885	$65,157	$—	$966,042
Net earned premium	$3,545,441	$186,761	$—	$3,732,202	$3,484,305	$169,871	$—	$3,654,176
Net operating expense ratio (non-GAAP)	23.0%	33.9%	—%	23.5%	25.9%	38.4%	—%	26.4%

Net operating expense	$813,793	$63,239	$—	$877,032	$900,885	$65,157	$—	$966,042
Less: Non-cash impairment of goodwill	—	—	—	—	4,884	—	—	4,884
Less: Non-cash amortization of intangible assets	31,323	44	—	31,367	51,729	6,882	—	58,611
Net operating expense before amortization and impairment	$782,470	$63,195	$—	$845,665	$844,272	$58,275	$—	$902,547
Net earned premium	$3,545,441	$186,761	$—	$3,732,202	$3,484,305	$169,871	$—	$3,654,176
Net operating expense ratio before amortization and impairment (non-GAAP)	22.1%	33.8%	—%	22.7%	24.2%	34.3%	—%	24.7%

	Year Ended December 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands)
Gross premium written	$4,375,414	$383,773	$(3,202)	$4,755,985	$3,261,670	$241,540	$(2,312)	$3,500,898
Ceded premiums	(973,468)	(208,124)	3,202	(1,178,390)	(309,522)	(120,992)	2,312	(428,202)
Net premium written	$3,401,946	$175,649	$—	$3,577,595	$2,952,148	$120,548	$—	$3,072,696
Change in unearned premium	82,359	(5,778)	—	76,581	(67,372)	(10,153)	—	(77,525)
Net earned premium	$3,484,305	$169,871	$—	$3,654,176	$2,884,776	$110,395	$—	$2,995,171
Ceding commission income	56,276	60,180	—	116,456	2,078	43,522	—	45,600
Service and fee income	552,580	5,794	(55,447)	502,927	410,771	3,862	(33,816)	380,817
Total underwriting revenues	$4,093,161	$235,845	$(55,447)	$4,273,559	$3,297,625	$157,779	$(33,816)	$3,421,588
Underwriting expenses:
Loss and loss adjustment expense	2,506,242	119,840	—	2,626,082	2,023,064	69,216	—	2,092,280
Acquisition costs and other underwriting expenses	622,269	50,160	—	672,429	481,865	15,148	(6)	497,007
General and administrative expenses	887,472	80,971	(55,447)	912,996	677,582	65,376	(33,810)	709,148
Total underwriting expenses	$4,015,983	$250,971	$(55,447)	$4,211,507	$3,182,511	$149,740	$(33,816)	$3,298,435
Underwriting income (loss)	$77,178	$(15,126)	$—	$62,052	$115,114	$8,039	$—	$123,153
Net investment income	102,229	9,325	(9,604)	101,950	112,977	8,716	(6,506)	115,187
Net gain on investments	40,640	6,123	—	46,763	7,389	515	—	7,904
Other income (expense)	(198)	—	—	(198)	24,308	—	—	24,308
Interest expense	(47,086)	(9,604)	9,604	(47,086)	(40,180)	(6,506)	6,506	(40,180)
Income (loss) before provision (benefit) for income taxes	$172,763	$(9,282)	$—	$163,481	$219,608	$10,764	$—	$230,372
Less: Provision (benefit) for income taxes	66,918	(5,645)	—	61,273	43,789	(9,791)	—	33,998
Net income (loss)	$105,845	$(3,637)	$—	$102,208	$175,819	$20,555	$—	$196,374
Less: Net (income) loss attributable to non-controlling interest	—	3,637	—	3,637	(113)	(20,555)	—	(20,668)
Net income attributable to NGHC	$105,845	$—	$—	$105,845	$175,706	$—	$—	$175,706
Dividends on preferred stock	(31,500)	—	—	(31,500)	(24,333)	—	—	(24,333)
Net income attributable to NGHC common stockholders	$74,345	$—	$—	$74,345	$151,373	$—	$—	$151,373

	Year Ended December 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	71.9%	70.5%	—%	71.9%	70.1%	62.7%	—%	69.9%
Net operating expense ratio (non-GAAP)	25.9%	38.4%	—%	26.4%	25.9%	30.0%	—%	26.0%
Net combined ratio (non-GAAP)	97.8%	108.9%	—%	98.3%	96.0%	92.7%	—%	95.9%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	71.9%	70.5%	—%	71.9%	70.1%	62.7%	—%	69.9%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.2%	34.3%	—%	24.7%	24.1%	11.2%	—%	23.6%
Net combined ratio before amortization and impairment (non-GAAP)	96.1%	104.8%	—%	96.6%	94.2%	73.9%	—%	93.5%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$4,063,069	$260,575	$(65,051)	$4,258,593	$3,222,691	$156,246	$(40,322)	$3,338,615
Less: Loss and loss adjustment expense	2,506,242	119,840	—	2,626,082	2,023,064	69,216	—	2,092,280
Less: Interest expense	47,086	9,604	(9,604)	47,086	40,180	6,506	(6,506)	40,180
Less: Ceding commission income	56,276	60,180	—	116,456	2,078	43,522	—	45,600
Less: Service and fee income	552,580	5,794	(55,447)	502,927	410,771	3,862	(33,816)	380,817
Net operating expense	$900,885	$65,157	$—	$966,042	$746,598	$33,140	$—	$779,738
Net earned premium	$3,484,305	$169,871	$—	$3,654,176	$2,884,776	$110,395	$—	$2,995,171
Net operating expense ratio (non-GAAP)	25.9%	38.4%	—%	26.4%	25.9%	30.0%	—%	26.0%

Net operating expense	$900,885	$65,157	$—	$966,042	$746,598	$33,140	$—	$779,738
Less: Non-cash impairment of goodwill	4,884	—	—	4,884	3,552	—	—	3,552
Less: Non-cash amortization of intangible assets	51,729	6,882	—	58,611	48,130	20,795	—	68,925
Net operating expense before amortization and impairment	$844,272	$58,275	$—	$902,547	$694,916	$12,345	$—	$707,261
Net earned premium	$3,484,305	$169,871	$—	$3,654,176	$2,884,776	$110,395	$—	$2,995,171
Net operating expense ratio before amortization and impairment (non-GAAP)	24.2%	34.3%	—%	24.7%	24.1%	11.2%	—%	23.6%

Effective July 1, 2017, we entered into auto and homeowners quota share agreements with third party reinsurers (collectively, the “Quota Shares”). Pursuant to the auto quota share agreement, we cede 15.0% of net liability under our auto policies. Effective January 1, 2019, we cede 7.0% of net liability under new and renewal auto policies written on or after January 1, 2019. Pursuant to our homeowners quota share agreement, we ceded 29.6% of net liability under homeowners policies through April 30, 2018 and effective May 1, 2018, we cede an additional 12.4% (the “Additional Cession”) of net liability (for total cession of 42.0%) under the homeowners quota share agreement.

Ceded written premium under the Quota Shares includes the following:

	Year Ended December 31,
	2018	2017
	(amounts in thousands)
Ceded premium current period - Quota Shares	$731,540	$299,875
Ceded premium - unearned premium transfer as of July 1, 2017	—	265,894
Ceded premium current period - Additional Cession	73,860	—
Ceded premium - unearned premium transfer as of May 1, 2018	49,970	—
Total	$855,370	$565,769

For more information on our reinsurance agreements, refer to Note 10, “Reinsurance” in the notes to our Consolidated Financial Statements.

During 2016, we entered into a number of acquisitions and other transactions, including the following: (i) in November 2016, we closed on the acquisition of Elara Holdings, Inc., the parent company of Direct General Corporation, a Tennessee-based property and casualty insurance company (“Direct General”), (ii) in October 2016, we closed on the acquisition of Standard Property and Casualty Insurance Company, an Illinois-based property and casualty insurance company (“SPCIC”), and (iii) in June 2016, we closed on the acquisition of Century-National Insurance Company, a California-based property and casualty insurance company (“Century-National”). In addition, in the first quarter of 2016, the Reciprocal Exchanges were deconsolidated at January 1, 2016, and subsequently reconsolidated at March 31, 2016.

As a result of these transactions and reinsurance agreements, comparisons in our results of operation between 2018 and 2017, and between 2017 and 2016, will be less meaningful. Other than the life portion of Direct General, all of these transactions impacted our P&C segment only.

Consolidated Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Gross premium written. Gross premium written increased by $660.9 million, or 13.9%, from $4,756.0 million for the year ended December 31, 2017 to $5,416.8 million for the year ended December 31, 2018, due to an increase of $544.1 million from the P&C segment as a result of organic growth ($479.0 million) and growth in the Reciprocal Exchanges ($65.2 million); and an increase of $116.7 million from the A&H segment primarily as a result of domestic organic growth ($86.0 million).

Net premium written. Net premium written increased by $250.1 million, or 7.0%, from $3,577.6 million for the year ended December 31, 2017 to $3,827.7 million for the year ended December 31, 2018. Net premium written for the P&C segment increased by $158.9 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of organic growth ($440.6 million), partially offset by premium ceded to the Quota Shares ($289.6 million). Net premium written for the A&H segment increased by $91.2 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of domestic organic growth ($89.7 million).

Net earned premium. Net earned premium increased by $78.0 million, or 2.1%, from $3,654.2 million for the year ended December 31, 2017 to $3,732.2 million for the year ended December 31, 2018. The change by segment was: P&C decreased by $5.1 million and A&H increased by $83.1 million. The decrease in the P&C segment was mainly attributable to increased ceded earned premium to the Quota Shares ($463.2 million), partially offset by organic growth ($441.2 million). The increase in the A&H segment was primarily due to domestic organic growth ($88.7 million).

Ceding commission income. Ceding commission income increased by $108.2 million, or 92.9%, from $116.5 million for the year ended December 31, 2017 to $224.7 million for the year ended December 31, 2018, primarily driven by an increase in P&C ceded earned premium.

Service and fee income. Service and fee income increased by $58.7 million, or 11.7%, from $502.9 million for the year ended December 31, 2017 to $561.6 million for the year ended December 31, 2018.

The components of service and fee income are as follows:

	Year Ended December 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Commission revenue	$163,321	$145,693	$17,628	12.1%
Finance and processing fees	125,593	124,305	1,288	1.0%
Installment fees	92,785	83,883	8,902	10.6%
Group health administrative fees	79,411	62,217	17,194	27.6%
Late payment fees	33,851	27,305	6,546	24.0%
Other service and fee income	66,622	59,524	7,098	11.9%
Total	$561,583	$502,927	$58,656	11.7%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $36.1 million, from $2,626.1 million for the year ended December 31, 2017 to $2,662.2 million for the year ended December 31, 2018, reflecting losses ceded to the Quota Shares ($278.8 million) partially offset by organic growth ($272.0 million) and growth in the Reciprocal Exchanges ($42.9 million). The changes by segment were: P&C - increased by $33.3 million and A&H - increased by $2.9 million. P&C weather-related events, excluding the Reciprocal Exchanges, were $128.7 million in 2018 compared to $130.3 million in 2017, a decrease of $1.6 million year over year.

Loss and LAE for the year ended December 31, 2018 included $34.0 million of favorable development on prior accident year loss and LAE reserves. The development was composed of $3.1 million of favorable development in the P&C segment (including $1.7 million of unfavorable development for the Reciprocal Exchanges), and $31.0 million of favorable development in the A&H segment primarily driven by favorable development in the domestic A&H stop loss and short-term medical products. Loss and LAE for the year ended December 31, 2017 included $7.3 million of unfavorable development on prior accident year loss and LAE reserves. The development was composed of $16.2 million of unfavorable development in the P&C segment (including $0.9 million of unfavorable development for the Reciprocal Exchanges) primarily driven by higher than expected unfavorable development in auto liability coverages, and $8.8 million of favorable development in the A&H segment primarily driven by favorable development in our domestic products.

Our consolidated net loss ratio decreased from 71.9% for the year ended December 31, 2017 to 71.3% for the year ended December 31, 2018. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $62.8 million, from $672.4 million for the year ended December 31, 2017 to $735.3 million for the year ended December 31, 2018, due to an increase of $33.0 million in the P&C segment and an increase of $29.8 million in the A&H segment in the domestic business. The increase was primarily due to premium growth.

General and administrative expenses. General and administrative expenses increased by $25.1 million, from $913.0 million for the year ended December 31, 2017 to $938.0 million for the year ended December 31, 2018, with a decrease of $15.3 million in the P&C segment, partially offset by an increase of $30.3 million in the A&H segment. The decrease in the P&C segment was primarily due to lower intangible assets amortization, while the increase in the A&H segment was due to domestic organic growth. General and administrative expenses include $10.0 million corporate expense related to the estimated resolution expense for a class action lawsuit.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $89.0 million, from $966.0 million for the year ended December 31, 2017 to $877.0 million for the year ended December 31, 2018, due to a decrease of $111.8 million from the P&C segment, partially offset by an increase of $22.8 million from the A&H segment. The decrease in the P&C segment was primarily driven by higher ceding commission revenue from the Quota Shares, additional service and fee income and lower intangible assets amortization.

The consolidated net operating expense ratio decreased from 26.4% for the year ended December 31, 2017 to 23.5% for the year ended December 31, 2018. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.0% and 25.9% for the years ended December 31, 2018 and 2017, respectively. The Reciprocal Exchanges’ net operating expense ratio was 33.9% and 38.4% for the years ended December 31, 2018 and 2017, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $17.1 million, or 16.8%, from $102.0 million for the year ended December 31, 2017 to $119.0 million for the year ended December 31, 2018. The increase was primarily due to increased income from our equity method investments and increased invested assets.

Net gain (loss) on investments. Net gain (loss) on investments decreased by $76.3 million from a gain of $46.8 million for the year ended December 31, 2017 to a $29.5 million loss for the year ended December 31, 2018. The decrease was mainly attributable to sales at gain from repositioning our debt securities portfolio in 2017.

Interest expense. Interest expense for the years ended December 31, 2018 and 2017 was $51.4 million and $47.1 million, respectively.

Provision for income taxes. Income tax expense decreased by $7.8 million from $61.3 million for the year ended December 31, 2017, reflecting an effective tax rate of 37.5%, to $53.5 million for the year ended December 31, 2018, reflecting an effective tax rate of 24.2%. The decrease in consolidated income tax expense and the effective tax rate was primarily driven by the TCJA.

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

Service and fee income. Service and fee income increased by $122.1 million, or 32.1%, from $380.8 million for the year ended December 31, 2016 to $502.9 million for the year ended December 31, 2017. The increase was attributable to an increase in our P&C segment ($106.4 million), primarily resulting from the acquisition of Direct General ($85.7 million) and from organic growth ($13.8 million); and an increase in the A&H segment ($15.7 million) primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Year Ended December 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$145,693	$110,343	$35,350	32.0%
Finance and processing fees	124,305	88,624	35,681	40.3%
Installment fees	83,883	43,460	40,423	93.0%
Group health administrative fees	62,217	69,689	(7,472)	(10.7)%
Late payment fees	27,305	16,737	10,568	63.1%
Other service and fee income	59,524	51,964	7,560	14.5%
Total	$502,927	$380,817	$122,110	32.1%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $533.8 million, or 25.5%, from $2,092.3 million for the year ended December 31, 2016 to $2,626.1 million for the year ended December 31, 2017, primarily reflecting the acquisitions of Direct General ($234.7 million), SPCIC ($29.4 million) and Century-National ($26.4 million), organic growth ($341.6 million), catastrophe losses in 2017 compared to 2016 ($72.1 million) and the consolidation of the Reciprocal Exchanges ($50.6 million), partially offset by the Quota Shares ($221.1 million). The changes by segment were: P&C - increased by $516.5 million and A&H - increased by $17.3 million.

Loss and LAE for the year ended December 31, 2017 included $7.3 million of unfavorable development on prior accident year loss and LAE reserves. The development was composed of $16.2 million of unfavorable development in the P&C segment (including $0.9 million of unfavorable development for the Reciprocal Exchanges) primarily driven by higher than expected unfavorable development in auto liability coverages, and $8.8 million of favorable development in the A&H segment primarily driven by favorable development in our domestic products. Loss and LAE for the year ended December 31, 2016 included $13.5 million of unfavorable development on prior accident year loss and LAE reserves. The development was composed of $4.2 million of unfavorable development in the P&C segment primarily driven by higher than expected development in private passenger auto bodily injury coverage, and $9.3 million of unfavorable development in the A&H segment primarily driven by unfavorable development in the domestic stop loss, short-term medical products and European A&H policies.

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

Net investment income. Net investment income decreased by $13.2 million, or 11.5%, from $115.2 million for the year ended December 31, 2016 to $102.0 million for the year ended December 31, 2017. The decrease was primarily attributable to losses recorded in 2017 in our equity method investments.

Net gain on investments. Net gain on investments increased by $38.9 million from a gain of $7.9 million for the year ended December 31, 2016 to a $46.8 million gain for the year ended December 31, 2017. The increase was mainly attributable to gains in our debt securities portfolio in 2017 and insignificant impairment losses in 2017 compared to 2016.

Interest expense. Interest expense for the years ended December 31, 2017 and 2016 was $47.1 million and $40.2 million, respectively. The increase of $6.9 million is primarily due to interest payable under our credit facility and debt assumed from our 2016 acquisitions.

Provision for income taxes. Income tax expense increased by $27.3 million, or 80.2%, from $34.0 million for the year ended December 31, 2016, reflecting an effective tax rate of 14.8%, to $61.3 million for the year ended December 31, 2017, reflecting an effective tax rate of 37.5%. The increase in consolidated income tax expense and the effective tax rate was primarily driven by the revaluation of our deferred tax assets resulting from the enactment of the TCJA.

P&C Segment - Results of Operations

	Year Ended December 31,
	2018				2017
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands, except percentages)
Gross premium written	$4,271,408	$448,923	$(1,601)	$4,718,730	$3,794,012	$383,773	$(3,202)	$4,174,583
Ceded premiums	(1,253,799)	(265,358)	1,601	(1,517,556)	(927,362)	(208,124)	3,202	(1,132,284)
Net premium written	$3,017,609	$183,565	$—	$3,201,174	$2,866,650	$175,649	$—	$3,042,299
Change in unearned premium	(88,581)	3,196	—	(85,385)	84,372	(5,778)	—	78,594
Net earned premium	$2,929,028	$186,761	$—	$3,115,789	$2,951,022	$169,871	$—	$3,120,893
Ceding commission income	160,945	56,749	—	217,694	55,263	60,180	—	115,443
Service and fee income	439,483	5,751	(69,631)	375,603	397,966	5,794	(55,447)	348,313
Total underwriting revenues	$3,529,456	$249,261	$(69,631)	$3,709,086	$3,404,251	$235,845	$(55,447)	$3,584,649
Underwriting expenses:
Loss and loss adjustment expense	2,178,163	162,718	—	2,340,881	2,187,779	119,840	—	2,307,619
Acquisition costs and other underwriting expenses	508,557	41,983	—	550,540	467,390	50,160	—	517,550
General and administrative expenses	712,113	83,756	(69,631)	726,238	715,975	80,971	(55,447)	741,499
Total underwriting expenses	$3,398,833	$288,457	$(69,631)	$3,617,659	$3,371,144	$250,971	$(55,447)	$3,566,668
Underwriting income (loss)	$130,623	$(39,196)	$—	$91,427	$33,107	$(15,126)	$—	$17,981

Underwriting ratios:
Net loss ratio	74.4%	87.1%	—%	75.1%	74.1%	70.5%	—%	73.9%
Net operating expense ratio (non-GAAP)	21.2%	33.9%	—%	21.9%	24.7%	38.4%	—%	25.5%
Net combined ratio (non-GAAP)	95.6%	121.0%	—%	97.0%	98.8%	108.9%	—%	99.4%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	74.4%	87.1%	—%	75.1%	74.1%	70.5%	—%	73.9%
Net operating expense ratio before amortization and impairment (non-GAAP)	20.4%	33.8%	—%	21.2%	23.1%	34.3%	—%	23.7%
Net combined ratio before amortization and impairment (non-GAAP)	94.8%	120.9%	—%	96.3%	97.2%	104.8%	—%	97.6%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$3,398,833	$288,457	$(69,631)	$3,617,659	$3,371,144	$250,971	$(55,447)	$3,566,668
Less: Loss and loss adjustment expense	2,178,163	162,718	—	2,340,881	2,187,779	119,840	—	2,307,619
Less: Ceding commission income	160,945	56,749	—	217,694	55,263	60,180	—	115,443
Less: Service and fee income	439,483	5,751	(69,631)	375,603	397,966	5,794	(55,447)	348,313
Net operating expense	$620,242	$63,239	$—	$683,481	$730,136	$65,157	$—	$795,293
Net earned premium	$2,929,028	$186,761	$—	$3,115,789	$2,951,022	$169,871	$—	$3,120,893
Net operating expense ratio (non-GAAP)	21.2%	33.9%	—%	21.9%	24.7%	38.4%	—%	25.5%

Net operating expense	$620,242	$63,239	$—	$683,481	$730,136	$65,157	$—	$795,293
Less: Non-cash impairment of goodwill	—	—	—	—	4,884	—	—	4,884
Less: Non-cash amortization of intangible assets	23,960	44	—	24,004	42,858	6,882	—	49,740
Net operating expense before amortization and impairment	$596,282	$63,195	$—	$659,477	$682,394	$58,275	$—	$740,669
Net earned premium	$2,929,028	$186,761	$—	$3,115,789	$2,951,022	$169,871	$—	$3,120,893
Net operating expense ratio before amortization and impairment (non-GAAP)	20.4%	33.8%	—%	21.2%	23.1%	34.3%	—%	23.7%

	Year Ended December 31,
	2017				2016
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
	(amounts in thousands, except percentages)
Gross premium written	$3,794,012	$383,773	$(3,202)	$4,174,583	$2,797,660	$241,540	$(2,312)	$3,036,888
Ceded premiums	(927,362)	(208,124)	3,202	(1,132,284)	(264,180)	(120,992)	2,312	(382,860)
Net premium written	$2,866,650	$175,649	$—	$3,042,299	$2,533,480	$120,548	$—	$2,654,028
Change in unearned premium	84,372	(5,778)	—	78,594	(63,131)	(10,153)	—	(73,284)
Net earned premium	$2,951,022	$169,871	$—	$3,120,893	$2,470,349	$110,395	$—	$2,580,744
Ceding commission income	55,263	60,180	—	115,443	747	43,522	—	44,269
Service and fee income	397,966	5,794	(55,447)	348,313	271,835	3,862	(33,816)	241,881
Total underwriting revenues	$3,404,251	$235,845	$(55,447)	$3,584,649	$2,742,931	$157,779	$(33,816)	$2,866,894
Underwriting expenses:
Loss and loss adjustment expense	2,187,779	119,840	—	2,307,619	1,721,854	69,216	—	1,791,070
Acquisition costs and other underwriting expenses	467,390	50,160	—	517,550	379,135	15,148	(6)	394,277
General and administrative expenses	715,975	80,971	(55,447)	741,499	549,249	65,376	(33,810)	580,815
Total underwriting expenses	$3,371,144	$250,971	$(55,447)	$3,566,668	$2,650,238	$149,740	$(33,816)	$2,766,162
Underwriting income (loss)	$33,107	$(15,126)	$—	$17,981	$92,693	$8,039	$—	$100,732

Underwriting ratios:
Net loss ratio	74.1%	70.5%	—%	73.9%	69.7%	62.7%	—%	69.4%
Net operating expense ratio (non-GAAP)	24.7%	38.4%	—%	25.5%	26.5%	30.0%	—%	26.7%
Net combined ratio (non-GAAP)	98.8%	108.9%	—%	99.4%	96.2%	92.7%	—%	96.1%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	74.1%	70.5%	—%	73.9%	69.7%	62.7%	—%	69.4%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.1%	34.3%	—%	23.7%	24.9%	11.2%	—%	24.3%
Net combined ratio before amortization and impairment (non-GAAP)	97.2%	104.8%	—%	97.6%	94.6%	73.9%	—%	93.7%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$3,371,144	$250,971	$(55,447)	$3,566,668	$2,650,238	$149,740	$(33,816)	$2,766,162
Less: Loss and loss adjustment expense	2,187,779	119,840	—	2,307,619	1,721,854	69,216	—	1,791,070
Less: Ceding commission income	55,263	60,180	—	115,443	747	43,522	—	44,269
Less: Service and fee income	397,966	5,794	(55,447)	348,313	271,835	3,862	(33,816)	241,881
Net operating expense	$730,136	$65,157	$—	$795,293	$655,802	$33,140	$—	$688,942
Net earned premium	$2,951,022	$169,871	$—	$3,120,893	$2,470,349	$110,395	$—	$2,580,744
Net operating expense ratio (non-GAAP)	24.7%	38.4%	—%	25.5%	26.5%	30.0%	—%	26.7%

Net operating expense	$730,136	$65,157	$—	$795,293	$655,802	$33,140	$—	$688,942
Less: Non-cash impairment of goodwill	4,884	—	—	4,884	3,552	—	—	3,552
Less: Non-cash amortization of intangible assets	42,858	6,882	—	49,740	37,537	20,795	—	58,332
Net operating expense before amortization and impairment	$682,394	$58,275	$—	$740,669	$614,713	$12,345	$—	$627,058
Net earned premium	$2,951,022	$169,871	$—	$3,120,893	$2,470,349	$110,395	$—	$2,580,744
Net operating expense ratio before amortization and impairment (non-GAAP)	23.1%	34.3%	—%	23.7%	24.9%	11.2%	—%	24.3%

P&C Segment Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Gross premium written. Gross premium written increased by $544.1 million, or 13.0%, from $4,174.6 million for the year ended December 31, 2017 to $4,718.7 million for the year ended December 31, 2018, as a result of organic growth ($479.0 million) and growth in the Reciprocal Exchanges ($65.2 million).

Net premium written. Net premium written increased by $158.9 million, or 5.2%, from $3,042.3 million for the year ended December 31, 2017 to $3,201.2 million for the year ended December 31, 2018, primarily as a result of organic growth ($440.6 million), partially offset by premium ceded to the Quota Shares ($289.6 million).

Net earned premium. Net earned premium decreased by $5.1 million, from $3,120.9 million for the year ended December 31, 2017 to $3,115.8 million for the year ended December 31, 2018, mainly attributable to increased ceded premiums to the Quota Shares ($463.2 million), partially offset by organic growth ($441.2 million).

Ceding commission income. Ceding commission income increased by $102.3 million, or 88.6%, from $115.4 million for the year ended December 31, 2017 to $217.7 million for the year ended December 31, 2018, primarily driven by an increase in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $27.3 million, from $348.3 million for the year ended December 31, 2017 to $375.6 million for the year ended December 31, 2018.

The components of service and fee income are as follows:

	Year Ended December 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Finance and processing fees	$121,058	$117,122	$3,936	3.4%
Commission revenue	93,235	78,678	14,557	18.5%
Installment fees	92,785	83,883	8,902	10.6%
Late payment fees	33,765	27,184	6,581	24.2%
Other service and fee income	34,760	41,446	(6,686)	(16.1)%
Total	$375,603	$348,313	$27,290	7.8%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $33.3 million, from $2,307.6 million for the year ended December 31, 2017 to $2,340.9 million for the year ended December 31, 2018, reflecting losses ceded to the Quota Shares ($278.8 million), partially offset by organic growth ($269.2 million) and growth in the Reciprocal Exchanges ($42.9 million). Weather-related events, excluding the Reciprocal Exchanges, were $128.7 million in 2018 compared to $130.3 million in 2017, a decrease of $1.6 million year over year.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 73.9% for the year ended December 31, 2017 to 75.1% for the year ended December 31, 2018. Excluding the Reciprocal Exchanges, the net loss ratio was 74.4% and 74.1% for the years ended December 31, 2018 and 2017, respectively. The Reciprocal Exchanges’ net loss ratio was 87.1% and 70.5% for the years ended December 31, 2018 and 2017, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $33.0 million, from $517.6 million for the year ended December 31, 2017 to $550.5 million for the year ended December 31, 2018. The increase was primarily due to premium growth.

General and administrative expenses. General and administrative expenses decreased by $15.3 million, or 2.1%, from $741.5 million for the year ended December 31, 2017 to $726.2 million for the year ended December 31, 2018. The decrease was primarily due to lower amortization of intangible assets in 2018.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense decreased by $111.8 million, or 14.1%, from $795.3 million for the year ended December 31, 2017 to $683.5 million for the year ended December 31, 2018. Our P&C segment net operating expense ratio decreased from 25.5% for the year ended December 31, 2017 to 21.9% for the year ended December 31, 2018. Decreases in net operating expense and net operating expense ratio were primarily as a result of higher ceding commission revenue from the Quota Shares, additional service and fee income and lower intangible assets amortization.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $18.0 million for the year ended December 31, 2017 to $91.4 million for the year ended December 31, 2018. Our P&C segment net combined ratio decreased from 99.4% for the year ended December 31, 2017 to 97.0% for the year ended December 31, 2018. The increase in underwriting income and the decrease in net combined ratio were primarily as a result of increased ceding commission revenue from the Quota Shares, additional service and fee income and lower intangible assets amortization.

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

The components of service and fee income are as follows:

	Year Ended December 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Finance and processing fees	$117,122	$80,292	$36,830	45.9%
Installment fees	83,883	43,460	40,423	93.0%
Commission revenue	78,678	58,498	20,180	34.5%
Late payment fees	27,184	16,609	10,575	63.7%
Other service and fee income	41,446	43,022	(1,576)	(3.7)%
Total	$348,313	$241,881	$106,432	44.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $516.5 million, or 28.8%, from $1,791.1 million for the year ended December 31, 2016 to $2,307.6 million for the year ended December 31, 2017, reflecting the acquisitions of Direct General ($234.7 million), SPCIC ($29.4 million) and Century-National ($26.4 million), increased premiums from organic growth ($341.6 million), catastrophe losses in 2017 compared to 2016 ($72.1 million) and the consolidation of the Reciprocal Exchanges ($50.6 million), partially offset by the Quota Shares ($221.1 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 69.4% for the year ended December 31, 2016 to 73.9% for the year ended December 31, 2017, primarily due to higher catastrophe losses in 2017 compared to 2016, a decline in lender-placed premiums and higher catastrophe losses in the Reciprocal Exchanges in 2017 compared to 2016, partially offset by the Quota Shares.

Excluding the Reciprocal Exchanges, the net loss ratio was 74.1% and 69.7% for the years ended December 31, 2017 and 2016, respectively. Higher catastrophe losses for the year ended December 31, 2017 compared to the same period in 2016 represented an increase of 2.0 basis points in the net loss ratio. The Reciprocal Exchanges’ net loss ratio was 70.5% and 62.7% for the years ended December 31, 2017 and 2016, respectively, with the 2017 increase primarily due to catastrophe losses.

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

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased from $100.7 million for the year ended December 31, 2016 to $18.0 million for the year ended December 31, 2017. Our P&C segment net combined ratio increased from 96.1% for the year ended December 31, 2016 to 99.4% for the year ended December 31, 2017, with a higher net loss ratio in 2017 compared to 2016 as a result of higher catastrophe losses in 2017.

A&H Segment - Results of Operations

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands, except percentages)
Gross premium written	$698,109	$581,402	$464,010
Ceded premiums	(71,570)	(46,106)	(45,342)
Net premium written	$626,539	$535,296	$418,668
Change in unearned premium	(10,126)	(2,013)	(4,241)
Net earned premium	$616,413	$533,283	$414,427
Ceding commission income	7,003	1,013	1,331
Service and fee income	185,980	154,614	138,936
Total underwriting revenues	$809,396	$688,910	$554,694
Underwriting expenses:
Loss and loss adjustment expense	321,345	318,463	301,210
Acquisition costs and other underwriting expenses	184,726	154,879	102,730
General and administrative expenses	201,808	171,497	128,333
Total underwriting expenses	$707,879	$644,839	$532,273
Underwriting income	$101,517	$44,071	$22,421

Underwriting ratios:
Net loss ratio	52.1%	59.7%	72.7%
Net operating expense ratio (non-GAAP)	31.4%	32.0%	21.9%
Net combined ratio (non-GAAP)	83.5%	91.7%	94.6%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	52.1%	59.7%	72.7%
Net operating expense ratio before amortization and impairment (non-GAAP)	30.2%	30.4%	19.4%
Net combined ratio before amortization and impairment (non-GAAP)	82.3%	90.1%	92.1%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$707,879	$644,839	$532,273
Less: Loss and loss adjustment expense	321,345	318,463	301,210
Less: Ceding commission income	7,003	1,013	1,331
Less: Service and fee income	185,980	154,614	138,936
Net operating expense	$193,551	$170,749	$90,796
Net earned premium	$616,413	$533,283	$414,427
Net operating expense ratio (non-GAAP)	31.4%	32.0%	21.9%

Net operating expense	$193,551	$170,749	$90,796
Less: Non-cash impairment of goodwill	—	—	—
Less: Non-cash amortization of intangible assets	7,363	8,871	10,593
Net operating expense before amortization and impairment	$186,188	$161,878	$80,203
Net earned premium	$616,413	$533,283	$414,427
Net operating expense ratio before amortization and impairment (non-GAAP)	30.2%	30.4%	19.4%

A&H Segment Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Gross premium written. Gross premium written increased by $116.7 million, or 20.1%, from $581.4 million for the year ended December 31, 2017 to $698.1 million for the year ended December 31, 2018, primarily as a result of domestic organic growth.

Net premium written. Net premium written increased by $91.2 million, or 17.0%, from $535.3 million for the year ended December 31, 2017 to $626.5 million for the year ended December 31, 2018, primarily as a result of domestic organic growth, partially offset by a new quota share entered into on certain European business.

Net earned premium. Net earned premium increased by $83.1 million, or 15.6%, from $533.3 million for the year ended December 31, 2017 to $616.4 million for the year ended December 31, 2018, primarily as a result of domestic organic growth.

Service and fee income. Service and fee income increased by $31.4 million, or 20.3%, from $154.6 million for the year ended December 31, 2017 to $186.0 million for the year ended December 31, 2018, primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Year Ended December 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Group health administrative fees	$79,411	$62,217	$17,194	27.6%
Commission revenue	70,086	67,015	3,071	4.6%
Finance and processing fees	4,535	7,183	(2,648)	(36.9)%
Other service and fee income	31,948	18,199	13,749	75.5%
Total	$185,980	$154,614	$31,366	20.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $2.9 million, from $318.5 million for the year ended December 31, 2017 to $321.3 million for the year ended December 31, 2018. Our A&H net loss ratio decreased from 59.7% for the year ended December 31, 2017 to 52.1% for the year ended December 31, 2018. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $29.8 million, or 19.3%, from $154.9 million for the year ended December 31, 2017 to $184.7 million for the year ended December 31, 2018, primarily from domestic organic growth. The increase was primarily from commissions.

General and administrative expenses. General and administrative expenses increased by $30.3 million, or 17.7%, from $171.5 million for the year ended December 31, 2017 to $201.8 million for the year ended December 31, 2018. The increase was due to domestic organic growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $22.8 million, or 13.4%, from $170.7 million for the year ended December 31, 2017 to $193.6 million for the year ended December 31, 2018. Our A&H net operating expense ratio decreased from 32.0% for the year ended December 31, 2017 to 31.4% for the year ended December 31, 2018.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased from $44.1 million for the year ended December 31, 2017 to $101.5 million for the year ended December 31, 2018. The increase was primarily due to domestic organic growth. Our A&H net combined ratio decreased from 91.7% for the year ended December 31, 2017 to 83.5% for the year ended December 31, 2018. The net combined ratio decrease was primarily as a result of a lower net loss ratio.

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

The components of service and fee income are as follows:

	Year Ended December 31,
	2017	2016	Change	% Change
	(amounts in thousands)
Commission revenue	$67,015	$51,845	$15,170	29.3%
Group health administrative fees	62,217	69,689	(7,472)	(10.7)%
Finance and processing fees	7,183	8,332	(1,149)	(13.8)%
Other service and fee income	18,199	9,070	9,129	100.7%
Total	$154,614	$138,936	$15,678	11.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $17.3 million, from $301.2 million for the year ended December 31, 2016 to $318.5 million for the year ended December 31, 2017. Our A&H net loss ratio decreased from 72.7% for the year ended December 31, 2016 to 59.7% for the year ended December 31, 2017. The loss ratio decrease was a result of higher premiums with lower loss experience due to a change in product mix primarily in our domestic business.

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

The average yield on our investment portfolio was 3.1% and 3.3% for the years ended December 31, 2018 and 2017, respectively, and the average duration of the portfolio was 4.2 and 4.0 years as of December 31, 2018 and 2017, respectively.

For more information related to our investments, see Note 3, “Investments” in the notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-one domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. The primary sources of cash for the management companies of the Reciprocal Exchanges are management fees for acting as the attorneys-in-fact for the exchanges. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, equity securities. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $245.0 million credit agreement, under which there was $160.0 million outstanding as of December 31, 2018. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $287.9 million and $387.6 million as of December 31, 2018 and 2017, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2018, 2017 and 2016, there were $156.7 million, $339.4 million and $29.5 million, respectively, of dividends or return of capital paid by our insurance subsidiaries to their parent company or to National General Holdings Corp.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $2.5 billion, $2.5 billion and $1.9 billion in the years ended December 31, 2018, 2017 and 2016, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments increased from $3.9 billion at December 31, 2016 to $4.0 billion at December 31, 2017, and increased to $4.5 billion at December 31, 2018. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Net cash provided by operating activities	$598,133	$317,301	$318,146
Net cash used in investing activities	(790,774)	(171,472)	(462,041)
Net cash provided by (used in) financing activities	73,463	(81,903)	152,704
Effect of exchange rate changes on cash and cash equivalents	(4,723)	7,658	(5,186)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(123,901)	$71,584	$3,623

Comparison of Years Ended December 31, 2018 and 2017

Net cash provided by operating activities increased by $280.8 million, primarily due to higher net income in 2018.

Net cash used in investing activities increased by $619.3 million, primarily due to higher purchases of investments net of proceeds from sales in 2018.

Net cash provided by (used in) financing activities increased by $155.4 million, primarily due to proceeds received from issuances of common and preferred stock in 2018.

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

Consolidating Balance Sheet Information

	December 31, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,263,949	$297,083	$—	$3,561,032
Equity securities, at fair value	10,949	—	—	10,949
Short-term investments	331,221	17,328	—	348,549
Other investments	407,580	—	(101,304)	306,276
Total investments	4,013,699	314,411	(101,304)	4,226,806
Cash and cash equivalents	193,858	—	—	193,858
Restricted cash and cash equivalents	39,525	200	—	39,725
Accrued investment income	50,981	1,596	(25,400)	27,177
Premiums and other receivables, net	1,338,485	61,327	—	1,399,812
Deferred acquisition costs	231,401	20,007	—	251,408
Reinsurance recoverable	1,494,670	117,068	—	1,611,738
Prepaid reinsurance premiums	529,241	136,433	—	665,674
Premises and equipment, net	306,309	1,695	—	308,004
Intangible assets, net	376,532	3,405	—	379,937
Goodwill	180,183	—	—	180,183
Prepaid and other assets	150,377	4,581	—	154,958
Total assets	$8,905,261	$660,723	$(126,704)	$9,439,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,778,689	$178,470	$—	$2,957,159
Unearned premiums and other revenue	2,014,965	265,763	—	2,280,728
Reinsurance payable	615,872	40,393	—	656,265
Accounts payable and accrued expenses	390,338	33,120	(25,400)	398,058
Debt	675,449	101,304	(101,304)	675,449
Other liabilities	209,110	61,640	—	270,750
Total liabilities	$6,684,423	$680,690	$(126,704)	$7,238,409
Stockholders’ equity:
Common stock	$1,129	$—	$—	$1,129
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,057,783	—	—	1,057,783
Accumulated other comprehensive income	(52,130)	—	—	(52,130)
Retained earnings	764,056	—	—	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,220,838	—	—	2,220,838
Non-controlling interest	—	(19,967)	—	(19,967)
Total stockholders’ equity	$2,220,838	$(19,967)	$—	$2,200,871
Total liabilities and stockholders’ equity	$8,905,261	$660,723	$(126,704)	$9,439,280

	December 31, 2017
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$2,834,955	$304,934	$—	$3,139,889
Equity securities, at fair value	50,341	—	—	50,341
Short-term investments	15,987	22,279	—	38,266
Other investments	510,447	—	(89,155)	421,292
Total investments	3,411,730	327,213	(89,155)	3,649,788
Cash and cash equivalents	286,840	5,442	—	292,282
Restricted cash and cash equivalents	64,593	609	—	65,202
Accrued investment income	36,422	1,805	(15,855)	22,372
Premiums and other receivables, net	1,268,330	56,792	(801)	1,324,321
Deferred acquisition costs	195,552	20,837	—	216,389
Reinsurance recoverable	1,199,961	94,204	—	1,294,165
Prepaid reinsurance premiums	416,142	100,980	—	517,122
Premises and equipment, net	319,780	4,269	—	324,049
Intangible assets, net	400,385	3,685	—	404,070
Goodwill	174,153	—	—	174,153
Prepaid and other assets	153,567	2,263	—	155,830
Total assets	$7,927,455	$618,099	$(105,811)	$8,439,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,520,204	$143,353	$—	$2,663,557
Unearned premiums and other revenue	1,807,210	225,395	—	2,032,605
Reinsurance payable	329,772	69,076	(801)	398,047
Accounts payable and accrued expenses	390,507	24,682	(15,855)	399,334
Debt	713,710	89,155	(89,155)	713,710
Other liabilities	237,483	41,582	—	279,065
Total liabilities	$5,998,886	$593,243	$(105,811)	$6,486,318
Stockholders’ equity:
Common stock	$1,067	$—	$—	$1,067
Preferred stock	420,000	—	—	420,000
Additional paid-in capital	917,751	—	—	917,751
Accumulated other comprehensive loss	(8,112)	—	—	(8,112)
Retained earnings	597,863	—	—	597,863
Total National General Holdings Corp. Stockholders’ Equity	1,928,569	—	—	1,928,569
Non-controlling interest	—	24,856	—	24,856
Total stockholders’ equity	$1,928,569	$24,856	$—	$1,953,425
Total liabilities and stockholders’ equity	$7,927,455	$618,099	$(105,811)	$8,439,743

Other Material Changes in Financial Position

	December 31,
	2018	2017	Change	% Change
	(amounts in thousands)
Selected Assets:
Reinsurance recoverable	$1,611,738	$1,294,165	$317,573	24.5%
Selected Liabilities:
Unearned premiums and other revenue	$2,280,728	$2,032,605	$248,123	12.2%

Changes in Financial Position During the Year Ended December 31, 2018 Compared to December 31, 2017

Reinsurance recoverable increased by $317.6 million, driven by growth in our P&C segment ($300.7 million) and A&H segment ($16.9 million). Unearned premiums and other revenue increased by $248.1 million, driven by growth in our P&C segment ($265.4 million), partially offset by a decline in our A&H segment ($17.3 million).

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

We assume and cede insurance risks under various reinsurance agreements, on both a pro rata basis and an excess of loss basis. We purchase reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other large loss events.

For more information on our reinsurance agreements, see Note 10 “Reinsurance” in the notes to our Consolidated Financial Statements.

Debt

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the years ended December 31, 2018, 2017 and 2016 was $23.6 million, $23.7 million and $23.6 million, respectively. For more information on the 6.75% Notes, including ranking and restrictive covenants, see Note 12, “Debt” in the notes to our Consolidated Financial Statements.

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the years ended December 31, 2018, 2017 and 2016 was $7.6 million, $7.5 million and $7.6 million, respectively. For more information on the 7.625% notes, including ranking and restrictive covenants, see Note 12, “Debt” in the notes to our Consolidated Financial Statements.

Subordinated Debentures

Our subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41.2 million and $30.9 million mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the years ended December 31, 2018, 2017 and 2016, was $4.3 million, $3.8 million and $0.5 million, respectively.

Revolving Credit Agreement

On January 25, 2016, we entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is currently a $245.0 million base revolving credit facility with a letter of credit sublimit of $112.5 million and a remaining expansion feature of up to $30.0 million. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by us under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on our consolidated leverage ratio, and which rate was 0.25% as of December 31, 2018).

As of December 31, 2018, there was $160.0 million outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of December 31, 2018 was 4.58%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the years ended December 31, 2018, 2017 and 2016 was $7.5 million, $4.2 million and $0.9 million, respectively.

On February 25, 2019 we repaid the Credit Agreement and entered into a new credit agreement (the “2019 Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340.0 million base revolving credit facility with a letter of credit sublimit of $150.0 million and a expansion feature of up to $50.0 million. Any borrowing under the 2019 Credit Agreement will bear interest at LIBOR plus 1.75% and a commitment fee of 0.225% depending on our leverage ratio. The 2019 Credit Agreement has a maturity date of February 24, 2023. As of February 25, 2019, there was $160.0 million outstanding under the 2019 Credit Agreement.

For more information on the Credit Agreement and the 2019 Credit Agreement including ranking and restrictive covenants, see Note 12, “Debt” in the notes to our Consolidated Financial Statements.

Common Stock

On November 19, 2018, we issued 5,750,000 shares of common stock in a public offering. The common stock offering was priced at $24 per share, resulting in net proceeds of approximately $132.2 million, after deducting underwriting discount and issuance expenses. Underwriting discount and issuance expenses of approximately $5.8 million were charged to additional paid-in capital.

Preferred Stock

We have four separate series (Series A through D) of preferred stock outstanding. Two of these series (Series B and C) were issued in offerings using depositary shares. Dividends on the Series A, B and C preferred stock are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 15th day of January, April, July and October of each year. Dividends on the Series D preferred stock are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of us, at any time), the Series D preferred stock may be converted at the holder’s option into shares of our common stock.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year	Shares of Preferred Stock issued	Depository shares issued	Liquidation preference per share	Aggregate liquidation preference	Net proceeds	Dividends paid during the year ended December 31, 2018
					(amounts in thousands)
A	7.50%	2,200,000	—	$25	$55,000	$53,164	$4,125
B	7.50%	165,000	6,600,000	$1,000	$165,000	$159,802	$12,375
C	7.50%	200,000	8,000,000	$1,000	$200,000	$193,518	$15,000
D	Fixed/ Floating(1)	120	—	$250,000	$30,000	$29,890	$—
(1) Dividend rate is fixed at 7.00% prior to July 15, 2023 and floating at six-month LIBOR plus 5.4941% thereafter.

For more information on our preferred stock, see Note 15, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2018:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(amounts in thousands)
Loss and LAE reserves(1)	$2,957,159	$1,498,183	$797,201	$243,831	$417,944
Debt and interest(2)(3)	1,200,077	41,881	85,910	240,003	832,283
Operating leases	151,217	32,056	47,576	30,808	40,777
Purchase obligations(4)	66,667	66,667	—	—	—
Capital lease obligations	30,346	11,146	16,941	1,599	660
Employment agreement obligations	9,449	4,928	3,176	1,345	—
Contributions to partnerships	5,797	1,420	1,713	591	2,073
Total	$4,420,712	$1,656,281	$952,517	$518,177	$1,293,737

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2018, and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business - Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors - Risks Relating to Our Business - If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)	Pro forma for the repayment of our Credit Agreement and 2019 Credit Agreement entered on February 25, 2019.

(3)
Pro forma interest related to our debt by period as of December 31, 2018 was as follows: $41.9 million - less than 1 year, $85.9 million - 1 - 3 years, $80.0 million - 3 - 5 years and $310.1 million - more than 5 years.

(4)	Relates to the purchase of our policy management system.

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

Interest Rate Risk. We had debt securities with a fair value of $3.6 billion as of December 31, 2018 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of December 31, 2018 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of December 31, 2018.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$3,257,169	$(303,863)	(10.9)%
100 basis point increase	3,409,083	(151,949)	(5.5)
No change	3,561,032	—	—
100 basis point decrease	3,706,785	145,753	5.2
200 basis point decrease	3,850,793	289,761	10.4

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of December 31, 2018, we had $682.2 million principal amount of debt instruments of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of December 31, 2018 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting
We have audited National General Holdings Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National General Holdings Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of National General Holdings Corp. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the accompanying index, of the Company and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 6, 2019 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Certain Relationships and Related Transactions — Family Relationships,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Audit Committee” and “Security Ownership of Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2019.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Oversight of Risk Management,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “CEO Compensation Pay Ratio” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2019.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2018 under our 2010 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,123,147	$9.53	521,311
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,123,147	$9.53	521,311

(1) Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 18, “Share-Based Compensation” in the notes to our Consolidated Financial Statements.
(2) Only applies to outstanding options, as restricted stock units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2019.

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
3.6
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

Exhibit No.	Exhibit Description
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

Exhibit No.	Exhibit Description
10.15
Credit Agreement, dated February 25, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank as Co-Syndication Agents, and Associated Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019)

10.16
Asset Purchase and License Agreement, dated September 13, 2017, between AmTrust North America, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2017)

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

Date	NATIONAL GENERAL HOLDINGS CORP.
February 25, 2019	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry Karfunkel	Chief Executive Officer, Co-Chairman and Director (Principal Executive Officer)	February 25, 2019
Barry Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Michael Weiner

/s/ Lawrence J. Moloney	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Lawrence J. Moloney

/s/ Robert Karfunkel	President, Co-Chairman and Director	February 25, 2019
Robert Karfunkel

/s/ Barry Zyskind	Director	February 25, 2019
Barry Zyskind

/s/ Donald DeCarlo	Director	February 25, 2019
Donald DeCarlo

/s/ Patrick Fallon	Director	February 25, 2019
Patrick Fallon

/s/ Barbara Paris	Director	February 25, 2019
Barbara Paris

/s/ John Marshaleck	Director	February 25, 2019
John Marshaleck

/s/ John Nichols	Director	February 25, 2019
John Nichols

NATIONAL GENERAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National General Holdings Corp:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National General Holdings Corp. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 25, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National General Holdings Corp
New York, New York

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of National General Holdings Corp. (the “Company”) for the year ended December 31, 2016, and the related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
New York, New York
March 23, 2017 (except for the revisions of previously issued financial statements described in Note 3 to the 2017 financial statements which are not presented herein which is as of February 26, 2018)

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $297,083 and $304,934)	$3,561,032	$3,139,889
Equity securities, at fair value	10,949	50,341
Short-term investments (Exchanges - $17,328 and $22,279)	348,549	38,266
Other investments (related parties - $233,723 and $347,548)	306,276	421,292
Total investments	4,226,806	3,649,788
Cash and cash equivalents (Exchanges - $0 and $5,442)	193,858	292,282
Restricted cash and cash equivalents (Exchanges - $200 and $609)	39,725	65,202
Accrued investment income (related parties - $2,362 and $2,334) (Exchanges - $1,596 and $1,805)	27,177	22,372
Premiums and other receivables, net (Exchanges - $61,327 and $56,792)	1,399,812	1,324,321
Deferred acquisition costs (Exchanges - $20,007 and $20,837)	251,408	216,389
Reinsurance recoverable (related parties - $7,425 and $15,688) (Exchanges - $117,068 and $94,204)	1,611,738	1,294,165
Prepaid reinsurance premiums (Exchanges - $136,433 and $100,980)	665,674	517,122
Premises and equipment, net (Exchanges - $1,695 and $4,269)	308,004	324,049
Intangible assets, net (Exchanges - $3,405 and $3,685)	379,937	404,070
Goodwill	180,183	174,153
Prepaid and other assets (Exchanges - $4,581 and $2,263)	154,958	155,830
Total assets	$9,439,280	$8,439,743

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $178,470 and $143,353)	$2,957,159	$2,663,557
Unearned premiums and other revenue (Exchanges - $265,763 and $225,395)	2,280,728	2,032,605
Reinsurance payable (Exchanges - $40,393 and $68,275)	656,265	398,047
Accounts payable and accrued expenses (related parties - $69,874 and $140,057) (Exchanges - $7,720 and $8,827)	398,058	399,334
Debt	675,449	713,710
Other liabilities (Exchanges - $61,640 and $41,582)	270,750	279,065
Total liabilities	$7,238,409	$6,486,318
Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 112,940,595 shares - 2018; authorized 150,000,000 shares, issued and outstanding 106,697,648 shares - 2017.	$1,129	$1,067
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2018; authorized 10,000,000 shares, issued and outstanding 2,565,000 shares - 2017. Aggregate liquidation preference $450,000 - 2018, $420,000 - 2017.	450,000	420,000
Additional paid-in capital	1,057,783	917,751
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(14,461)	(7,810)
Unrealized losses on investments, net of tax	(37,669)	(302)
Total accumulated other comprehensive income (loss)	(52,130)	(8,112)
Retained earnings	764,056	597,863
Total National General Holdings Corp. Stockholders’ Equity	2,220,838	1,928,569
Non-controlling interest	(19,967)	24,856
Total stockholders’ equity	$2,200,871	$1,953,425
Total liabilities and stockholders’ equity	$9,439,280	$8,439,743

See accompanying notes to consolidated financial statements.

NATONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net earned premium	$3,732,202	$3,654,176	$2,995,171
Ceding commission income	224,697	116,456	45,600
Service and fee income	561,583	502,927	380,817
Net investment income	119,034	101,950	115,187
Net gain (loss) on investments:
Other-than-temporary impairment loss	—	(25)	(22,102)
Other net realized gain (loss) on investments	(29,545)	46,788	30,006
Net gain (loss) on investments	(29,545)	46,763	7,904
Other income (expense)	—	(198)	24,308
Total revenues	4,607,971	4,422,074	3,568,987
Expenses:
Loss and loss adjustment expense	2,662,226	2,626,082	2,092,280
Acquisition costs and other underwriting expenses	735,266	672,429	497,007
General and administrative expenses	938,046	912,996	709,148
Interest expense	51,425	47,086	40,180
Total expenses	4,386,963	4,258,593	3,338,615
Income before provision for income taxes	221,008	163,481	230,372
Provision for income taxes	53,484	61,273	33,998
Net income	167,524	102,208	196,374
Net (income) loss attributable to non-controlling interest	39,830	3,637	(20,668)
Net income attributable to NGHC	207,354	105,845	175,706
Dividends on preferred stock	(32,492)	(31,500)	(24,333)
Net income attributable to NGHC common stockholders	$174,862	$74,345	$151,373

Earnings per common share (“EPS”):
Basic EPS	$1.62	$0.70	$1.43
Diluted EPS	$1.59	$0.68	$1.40
Dividends declared per common share	$0.16	$0.16	$0.14

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$167,524	$102,208	$196,374

Other comprehensive income:
Foreign currency translation adjustment	(8,425)	(6,317)	2,246
Income tax effect	1,774	827	(786)
Total foreign currency translation adjustment, net of tax	(6,651)	(5,490)	1,460

Gross unrealized gain (loss) on investments before reclassifications	(71,936)	41,477	37,171
Income tax effect	15,107	(8,710)	(13,010)
Total change in net unrealized gain (loss) on investments, net of tax	(56,829)	32,767	24,161
Reclassification adjustments for investments gain/loss to net income:
Net realized (gain) loss on investments	18,270	(63,298)	(11,760)
Other-than-temporary impairment loss	—	25	22,102
Income tax effect	(3,837)	13,288	(3,620)
Total (gain) loss on investments reclassifications to net income, net of tax	14,433	(49,985)	6,722

Other comprehensive income (loss) before income tax effect	(62,091)	(28,113)	49,759
Income tax effect	13,044	5,405	(17,416)
Other comprehensive income (loss), net of tax	(49,047)	(22,708)	32,343
Comprehensive income	118,477	79,500	228,717
Comprehensive (income) loss attributable to non-controlling interest	44,823	6,758	(22,122)
Comprehensive income attributable to NGHC	$163,300	$86,258	$206,595

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
Balance January 1, 2016	105,554,331	$1,056	2,365,000	$220,000	$900,114	$(19,414)	$402,562	$22,840	$1,527,158
Cumulative-effect adjustment of change in accounting principle	—	—	—	—	—	—	—	(22,619)	(22,619)
Net income	—	—	—	—	—	—	175,706	20,668	196,374
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,460	—	—	1,460
Change in unrealized gain on investments, net of tax	—	—	—	—	—	29,429	—	1,454	30,883
Exchanges’ equity on March 31, 2016, date of consolidation	—	—	—	—	—	—	—	9,575	9,575
Return of capital	—	—	—	—	(150)	—	—	—	(150)
Issuance of common stock for acquisition	272,609	2	—	—	6,056	—	—	—	6,058
Issuance of preferred stock	—	—	200,000	200,000	(6,482)	—	—	—	193,518
Common stock dividends declared	—	—	—	—	—	—	(14,821)	—	(14,821)
Preferred stock dividends declared	—	—	—	—	—	—	(24,333)	—	(24,333)
Common stock issued under employee stock plans and exercises of stock options	644,939	6	—	—	5,134	—	—	—	5,140
Shares withheld related to net share settlement	(43,787)	—	—	—	(919)	—	—	—	(919)
Stock-based compensation	—	—	—	—	8,221	—	—	—	8,221
Tax benefit from stock-based compensation	—	—	—	—	1,813	—	—	—	1,813
Balance December 31, 2016	106,428,092	1,064	2,565,000	420,000	913,787	11,475	539,114	31,918	1,917,358
Cumulative-effect adjustment of change to AOCI related to tax reform	—	—	—	—	—	—	1,438	(61)	1,377
Net income (loss)	—	—	—	—	—	—	105,845	(3,637)	102,208
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,490)	—	—	(5,490)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(14,097)	—	(3,121)	(17,218)
Purchase of non-controlling interest	—	—	—	—	(3,843)	—	—	(243)	(4,086)
Common stock dividends declared	—	—	—	—	—	—	(17,034)	—	(17,034)
Preferred stock dividends declared	—	—	—	—	—	—	(31,500)	—	(31,500)
Common stock issued under employee stock plans and exercises of stock options	347,809	3	—	—	1,256	—	—	—	1,259
Shares withheld related to net share settlement	(78,253)	—	—	—	(1,773)	—	—	—	(1,773)
Stock-based compensation	—	—	—	—	8,324	—	—	—	8,324
Balance December 31, 2017	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	207,354	(39,830)	167,524
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(6,651)	—	—	(6,651)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(37,403)	—	(4,993)	(42,396)
Issuance of common stock	5,750,000	58	—	—	132,172	—	—	—	132,230
Issuance of preferred stock	—	—	120	30,000	(110)	—	—	—	29,890
Common stock dividends declared	—	—	—	—	—	—	(17,463)	—	(17,463)
Preferred stock dividends declared	—	—	—	—	—	—	(32,492)	—	(32,492)
Common stock issued under employee stock plans and exercises of stock options	618,147	4	—	—	1,974	—	—	—	1,978
Shares withheld related to net share settlement	(125,200)	—	—	—	(3,024)	—	—	—	(3,024)
Stock-based compensation	—	—	—	—	9,020	—	—	—	9,020
Balance December 31, 2018	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$167,524	$102,208	$196,374
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	29,545	(46,763)	(7,904)
Bad debt expense	74,214	63,819	35,356
Depreciation, amortization and goodwill impairment	86,346	103,303	92,035
Stock-compensation expense	9,020	8,324	8,221
Deferred income taxes	10,444	24,726	(36,176)
Other, net	1,241	5,494	(32,150)
Changes in assets and liabilities:
Accrued investment income	(7,568)	5,129	(8,627)
Premiums and other receivables	(168,445)	(276,557)	(127,767)
Deferred acquisition costs	(38,713)	4,751	(83,089)
Reinsurance recoverable	(318,344)	(347,848)	(26,677)
Prepaid reinsurance premiums	(148,552)	(360,152)	(17,611)
Prepaid expenses and other assets	(17,785)	(17,543)	18,602
Unpaid loss and loss adjustment expense reserves	302,730	382,299	190,864
Unearned premiums and other revenue	265,102	328,753	97,210
Reinsurance payable	259,699	298,925	22,962
Accounts payable and accrued expenses	98,276	(82,188)	(44,773)
Other liabilities	(6,601)	120,621	41,296
Net cash provided by operating activities	598,133	317,301	318,146
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(1,802,668)	(1,927,018)	(686,095)
Debt securities, trading	—	(217,861)	(95,026)
Equity securities	(1,297)	(33,374)	(32,170)
Short-term investments	(2,919,422)	(5,728,031)	(177,628)
Other investments	(37,722)	(59,384)	(197,384)
Premises and equipment	(102,390)	(95,668)	(34,640)
Proceeds from:
Sale and maturity of debt securities, available-for-sale	1,325,024	1,844,699	672,691
Sale and maturity of debt securities, trading	—	261,225	62,104
Sale of equity securities	28,384	22,207	119,003
Sale of short-term investments	2,610,788	5,707,331	165,075
Sale and return of other investments	121,982	73,778	17,714
Acquisition of consolidated subsidiaries, net of cash	(13,453)	(19,376)	(275,685)
Net cash used in investing activities	$(790,774)	$(171,472)	$(462,041)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	$—	$—	$(52,484)
Securities sold but not yet purchased, net	—	—	5,013
Proceeds from debt	—	140,000	50,000
Repayments of debt and purchase of non-controlling interests	(39,000)	(172,839)	(18,150)
Issuance of common stock, net (fees $5,770 - 2018, $0 - 2017, and $0 - 2016)	132,230	—	4,942
Issuance of preferred stock, net (fees $110 - 2018, $0 - 2017, and $6,482 - 2016)	29,890	—	193,518
Issuance of common stock — employee share options	1,978	1,259	5,140
Taxes paid related to net share settlement of equity awards	(3,024)	(1,773)	(919)
Dividends paid to common shareholders	(17,111)	(17,050)	(13,773)
Dividends paid to preferred shareholders	(31,500)	(31,500)	(20,583)
Net cash provided by (used in) financing activities	73,463	(81,903)	152,704
Effect of exchange rate changes on cash and cash equivalents	(4,723)	7,658	(5,186)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(123,901)	71,584	3,623
Cash, cash equivalents, and restricted cash at beginning of the year	357,484	285,900	282,277
Cash, cash equivalents, and restricted cash at end of the year	$233,583	$357,484	$285,900

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,763	$20,800	$41,646
Cash paid for interest	44,884	49,498	32,679
Supplemental disclosures of non-cash investing and financing activities:
Unsettled securities purchases	2,562	2,526	20,936
Unsettled securities sales	386	29,971	12,198
Common stock issued for acquisition	—	—	1,116
Promissory note issued for acquisition	—	—	178,894
Decrease in non-controlling interest due to deconsolidation of the Exchanges	—	—	22,619
Increase in non-controlling interest due to consolidation of the Exchanges	—	—	9,575
Accrued common stock dividends	4,518	4,268	4,226
Accrued preferred stock dividends	8,867	7,875	7,875

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, a variety of insurance products, including personal and small business automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. The insurance is sold through a network of independent agents, relationships with affinity partners, and direct-response marketing programs and retail storefronts. The Company is licensed to operate throughout the fifty states and the District of Columbia.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The consolidated financial statements also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”), VIEs of which the Company is the primary beneficiary. The Company does not own the Reciprocal Exchanges but is paid a fee to manage them. All significant intercompany transactions and accounts have been eliminated in consolidation.

For the years ended December 31, 2017 and 2016, the Company reclassified Earnings (losses) of equity method investments with related parties as a component of Net investment income in the Consolidated Statements of Income to conform to the current-year presentation. As of December 31, 2017 the Company reclassified certain amounts from Accounts payable and accrued expenses to Other liabilities in the Consolidated Balance Sheets to conform to the current-year presentation.

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

Significant Accounting Policies

Premiums and Other Receivables

The Company recognizes earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies. Net premiums receivable represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premiums and other receivables and adjusts its allowance for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Cash and Cash Equivalents

The Company’s cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased. Certain securities with original maturities of 90 days or less that are held as a portion of longer-term investment portfolios are classified as short-term investments.

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

Deferred Acquisition Costs

Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, promotional fees, and other direct sales costs that are directly related to successful contract acquisition of insurance policies. These costs, net of ceding allowances, are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. Management believes that these costs are recoverable.

Ceding Commission Revenue

Commissions on reinsurance premiums ceded are earned in a manner consistent with the recognition of the costs to acquire the underlying policies on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission which represents reimbursement of acquisition costs related to the underlying policies is recorded as an offset to acquisition costs and other underwriting expenses. Commission in excess of acquisition costs is recorded as ceding commission income over the terms of the policies. Certain reinsurance agreements contain provisions whereby the ceding commission rates vary based on the loss experience of the policies covered by the agreements. The Company records ceding commission revenue based on its current estimate of losses on the reinsured policies subject to variable commission rates. The Company records adjustments to the ceding commission revenue in the period that changes in the estimated losses are determined.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through the period end. The reserves for unpaid losses and LAE represent the accumulation of estimates for both reported losses and those incurred but not reported relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverables are recognized at the time losses are incurred and netted against the provision for losses. Insurance liabilities are based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed and adjustments are included in the period in which adjustments are determined.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value of loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (e.g., over the estimated payout period of the acquired loss and LAE reserves). The Company assigns fair values to intangible assets acquired based on valuation techniques including the income and market approaches. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company expenses costs associated with the acquisition of a business in the period incurred.

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

Investments

The Company accounts for its investments in accordance with ASC 320, “Investments - Debt Securities,” and certain equity investments with ASC 321, “Investments - Equity Securities.” In accordance with ASC 320, the Company has classified its debt securities as available for sale measured at fair value with unrealized gains and losses reported as a separate component of comprehensive income. Equity investments (except those accounted for under the equity method, and those that result in consolidation of the investee and certain other investments) are measured at fair value with all gains and losses reported in net income in accordance with ASC 321. The Company may sell its available-for-sale and equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale and equity securities are reported at their estimated fair values based on quoted market prices or recognized pricing services.

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

Quarterly, the Company evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary-impairment (“OTTI”). The Company generally considers an investment to be impaired when it has been in a significant unrealized loss position for over 12 months. In addition, the Company uses a set of quantitative and qualitative criteria to review the investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of the Company’s investments. The criteria the Company primarily considers include:

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

As of December 31, 2018 and 2017, the Company had the following major types of investments:

(i)
Debt securities are classified as available-for-sale and are carried at fair value. Gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(ii)
Mortgage and structured securities are carried at fair value. The Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic lives of the securities. The effective yield reflects actual payments to date plus anticipated future payments. These investments are recorded as Debt securities, available-for-sale in the Consolidated Balance Sheets.

(iii)
Equity securities consisted of common stock and non-redeemable preferred stock and are carried at fair value. Gains or losses on equity securities are reported within net gains and losses on investments.

(iv)
Short-term investments are carried at amortized cost, which approximates fair value, and includes investments with maturities between 91 days and less than one year at the date of acquisition. Income from short-term investments is reported within net investment income.

(v)
Other investments consisted of equity method investments, in which the company has the power to influence the operating or financial decisions but does not require consolidation; notes receivable; long-term certificates of deposits; and other investments carried at fair value and at cost or amortized cost. Income from other investments is reported within net investment income.

Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, “Fair Value Measurements and Disclosures.” The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of debt securities investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments which are short-term in nature approximate their carrying values.

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

Equity Method Investments

The Company uses the equity method of accounting for investments in which its ownership interest enables the Company to influence operating or financial decisions of the investee, but the Company’s interest does not require consolidation. In applying the equity method, the Company records its investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. The Company’s proportionate share of net income is reported in net investment income.

Stock Compensation Expense

The Company recognizes shared-based employee compensation expense including stock options and restricted stock units (“RSUs”), to be measured based on the grant date fair value of the awards, with the resulting expense recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. The majority of the Company’s awards are earned over a service period of three or four years.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the number of weighted average common shares outstanding. Dilutive earnings per share are computed by dividing income available to common stockholders, adjusted for the effects of the presumed issuance of potential common shares, by the number of weighted average common shares outstanding, plus potentially issuable shares, such as options, unvested share-based payment awards and convertible securities.

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

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset and liability primarily consists of book versus tax differences for earned premiums, loss and LAE reserve discounting, deferred acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on debt securities. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the Company will generate future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, the Company establishes a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized.

The Company recognizes tax benefits for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

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

Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue to the extent the ceding commission exceeds acquisition costs. Reinsurance recoverables are reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. If the Company determines that a reinsurance contract does not transfer sufficient risk, it accounts for the contract under deposit accounting.

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

Variable Interest Entities

A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. The Company’s consolidation principles require the inclusion of VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect that entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

The Company consolidates the Reciprocal Exchanges as it has determined that these are VIEs of which the Company is the primary beneficiary. The Company manages the business operations of the Reciprocal Exchanges and has the ability to direct their activities. The Company receives a management fee for the services provided to the Reciprocal Exchanges. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse to the Company as primary beneficiary. The Company has no ownership interest in the Reciprocal Exchanges. The results of operations of the Reciprocal Exchanges and the management companies are included in the Company’s Property and Casualty (“P&C”) segment.

Non-controlling Interest

Non-redeemable non-controlling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. The Company has no ownership interest in the Reciprocal Exchanges. Therefore, the difference between the value of their assets and liabilities represent the value of the non-controlling interest.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2018 and 2017, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers, see Note 10, “Reinsurance” for additional information about concentration of credit risk. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

Foreign Currency Remeasurement and Translation

Financial statement accounts in currencies other than an operation's functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Net gains (losses) on investments. Functional currency assets and liabilities expressed in foreign currencies are translated into U.S. dollars using period end exchange rates. The related translation adjustments are recorded as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of any related taxes. Income statement amounts expressed in functional currencies are translated using average exchange rates.

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

The Company also collects service fees in the form of commission and general agent fees by selling policies issued by third-party insurance companies. The Company does not bear insurance underwriting risk with respect to these policies. Commission income and general agent fees are recognized, net of an allowance for estimated policy cancellations, at the time when the policy is sold. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments (“ASC 606”) using the modified retrospective method. The adoption of this new standard impacted the Company’s consolidated financial statements, specifically the Accident and Health (“A&H”) commission revenues. Under ASC 606, the Company recognizes Medicare-related and other accident and health commission revenues equal to the estimated life-time value of a policy at the time when the policy is sold, as opposed to its past treatment of recognizing revenue initially billed or as of the effective date of the insurance policy, whichever is later. The Company recorded a cumulative-effect adjustment of applying the standard as an adjustment increasing the opening balance of retained earnings by $8,830 upon adoption.

The Company also collects service fees in the form of group health administrative fees by performing enrollment and claims services for self-funded employer plans. The Company does not bear insurance underwriting risk in these administrative activities. Group health administrative fees are recognized pro-rata over the term of the administrative contract with the employer, which generally covers twelve months.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes service and fee income by segment and category:

	Year Ended December 31,
	2018			2017			2016
	Property and Casualty	Accident and Health(1)	Total	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$93,235	$70,086	$163,321	$78,678	$67,015	$145,693	$58,498	$51,845	$110,343
Finance and processing fees	121,058	4,535	125,593	117,122	7,183	124,305	80,292	8,332	88,624
Installment fees	92,785	—	92,785	83,883	—	83,883	43,460	—	43,460
Group health administrative fees	—	79,411	79,411	—	62,217	62,217	—	69,689	69,689
Late payment fees	33,765	86	33,851	27,184	121	27,305	16,609	128	16,737
Other service and fee income	34,760	31,862	66,622	41,446	18,078	59,524	43,022	8,942	51,964
Total	$375,603	$185,980	$561,583	$348,313	$154,614	$502,927	$241,881	$138,936	$380,817
NGHC	$369,852	$185,980	$555,832	$342,519	$154,614	$497,133	$238,019	$138,936	$376,955
Reciprocal Exchanges	5,751	—	5,751	5,794	—	5,794	3,862	—	3,862
Total	$375,603	$185,980	$561,583	$348,313	$154,614	$502,927	$241,881	$138,936	$380,817

(1) The impact to commission revenue for the year ended December 31, 2018 was an increase of $12,588 as a result of applying ASC 606. Prior period amounts have not been adjusted under the modified retrospective method.

Accounting Standards

Recent Accounting Standards, Adopted

Standard	Description	Date of Adoption	Effect on the Company
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments.
This standard removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices, and provides improved disclosure requirements.
January 1, 2018
While the guidance excludes revenue from insurance contracts, investments and financial instruments from its scope, the guidance is applicable to certain of the Company’s service and fee income. The Company adopted ASC 606 using the modified retrospective method and recorded a cumulative-effect adjustment to the opening balance sheet, increasing retained earnings by $8,830.

ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
This standard provides users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Specifically, under ASU 2016-01, equity investments (other than those accounted for using the equity method of accounting or those subject to consolidation) are to be measured at fair value with changes in fair value recognized in earnings.
January 1, 2018
The Company recorded a cumulative-effect adjustment to the opening balance sheet, increasing Accumulated Other Comprehensive Income (“AOCI”) by $36 and decreasing retained earnings by the same amount. To conform to the current-year presentation, equity securities are presented in a single line in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.	This standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.	January 1, 2018	Based on the intra-entity transfers of assets executed by the Company, the adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Standard	Description	Date of Adoption	Effect on the Company
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.
This standard requires an entity to shorten the amortization period for certain callable debt securities held at a premium so that the premium is amortized to the earliest call date. Early adoption is permitted, and the ASU requires adoption under a modified retrospective basis through a cumulative-effect adjustment to the beginning balance of retained earnings.
		January 1, 2018	The Company early adopted the standard. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or liquidity.
ASU 2018-09, Codifications Improvements.
This standard includes clarifications to existing codifications or corrections of unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments affect a wide variety of topics in the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and were effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018.
		December 31, 2018	None of the applicable topics were deemed to have a material impact on the Company’s consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.
This standard modifies the disclosure requirements on fair value measurements. The following disclosure requirements applicable to the Company were removed from Topic 820: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The additional disclosure requires the Company to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.
		December 31, 2018	The impact of this standard was limited to disclosure requirements. With the exception of amendments on changes in unrealized gains and losses, all other amendments were applied retrospectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Recent Accounting Standards, Not Yet Adopted

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Standard	Description	Effective Date	Effect on the Company
ASU 2016-02, Leases (Topic 842) and related amendments.
This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to provide an entity with another transition approach to apply the new lease standard and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
January 1, 2019
The Company currently estimates that the recognition of the ROU asset and lease liability net of deferred rent and inducement costs will result in an increase in both total assets and liabilities in the Consolidated Balance Sheet of approximately $85,000, net of the deferred tax impact. The Company does not expect the impact of the standard to have a material effect on the Consolidated Statements of Income and will have no impact on cash flows.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
This standard significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. Companies will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” the amendment to ASU 2016-13 which clarifies that receivables arising from operating leases are not within the scope of Topic 326 and impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.
January 1, 2020
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

Standard	Description	Effective Date	Effect on the Company
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
This standard establishes a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value.
January 1, 2020
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

ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.
This standard makes targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The standard is intended to: (i) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, (ii) simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, (iii) simplify the amortization of deferred acquisition costs and (iv) improve the effectiveness of the required disclosures.
		January 1, 2021	The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$64,829	$1,026	$(262)	$65,593
Federal agencies	37,842	22	(389)	37,475
States and political subdivision bonds	274,367	1,369	(3,539)	272,197
Foreign government	151,443	993	(70)	152,366
Corporate bonds	1,283,061	3,094	(25,450)	1,260,705
Residential mortgage-backed securities	944,365	716	(19,965)	925,116
Commercial mortgage-backed securities	548,192	3,757	(6,974)	544,975
Asset-backed securities	60,563	705	(121)	61,147
Structured securities	249,947	99	(8,588)	241,458
Total	$3,614,609	$11,781	$(65,358)	$3,561,032
NGHC	$3,311,639	$11,206	$(58,896)	$3,263,949
Reciprocal Exchanges	302,970	575	(6,462)	297,083
Total	$3,614,609	$11,781	$(65,358)	$3,561,032

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$36,236	$987	$(230)	$36,993
Federal agencies	20,711	5	(27)	20,689
States and political subdivision bonds	418,557	4,431	(3,907)	419,081
Foreign government	55,575	2,736	(57)	58,254
Corporate bonds	1,053,777	14,809	(7,697)	1,060,889
Residential mortgage-backed securities	1,020,481	211	(15,953)	1,004,739
Commercial mortgage-backed securities	143,519	2,340	(1,816)	144,043
Asset-backed securities	421	—	(7)	414
Structured securities	390,514	4,959	(686)	394,787
Total	$3,139,791	$30,478	$(30,380)	$3,139,889
NGHC	$2,835,293	$27,117	$(27,455)	$2,834,955
Reciprocal Exchanges	304,498	3,361	(2,925)	304,934
Total	$3,139,791	$30,478	$(30,380)	$3,139,889

As of December 31, 2018 and 2017, the Company had no OTTI in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2018, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$38,446	$38,277	$475	$474	$38,921	$38,751
Due after one year through five years	743,915	735,967	148,074	144,666	891,989	880,633
Due after five years through ten years	795,043	783,409	55,397	54,039	850,440	837,448
Due after ten years	268,387	261,350	11,752	11,612	280,139	272,962
Mortgage-backed securities	1,465,848	1,444,946	87,272	86,292	1,553,120	1,531,238
Total	$3,311,639	$3,263,949	$302,970	$297,083	$3,614,609	$3,561,032

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$474	$(2)	$21,540	$(260)	$22,014	$(262)
Federal agencies	23,729	(351)	1,493	(38)	25,222	(389)
States and political subdivision bonds	57,090	(902)	119,759	(2,637)	176,849	(3,539)
Foreign government	45,748	(70)	—	—	45,748	(70)
Corporate bonds	586,359	(12,891)	321,115	(12,559)	907,474	(25,450)
Residential mortgage-backed securities	234,396	(1,637)	551,623	(18,328)	786,019	(19,965)
Commercial mortgage-backed securities	13,229	(239)	148,700	(6,735)	161,929	(6,974)
Asset-backed securities	25,978	(78)	1,494	(43)	27,472	(121)
Structured securities	222,154	(8,136)	6,167	(452)	228,321	(8,588)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)
NGHC	$1,115,823	$(22,668)	$1,018,975	$(36,228)	$2,134,798	$(58,896)
Reciprocal Exchanges	93,334	(1,638)	152,916	(4,824)	246,250	(6,462)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$21,567	$(131)	$10,555	$(99)	$32,122	$(230)
Federal agencies	10,069	(11)	615	(16)	10,684	(27)
States and political subdivision bonds	145,396	(1,851)	86,894	(2,056)	232,290	(3,907)
Foreign government	—	—	2,443	(57)	2,443	(57)
Corporate bonds	402,236	(4,564)	110,207	(3,133)	512,443	(7,697)
Residential mortgage-backed securities	886,032	(13,476)	89,412	(2,477)	975,444	(15,953)
Commercial mortgage-backed securities	50,537	(727)	27,072	(1,089)	77,609	(1,816)
Asset-backed securities	—	—	414	(7)	414	(7)
Structured securities	73,561	(631)	3,727	(55)	77,288	(686)
Total	$1,589,398	$(21,391)	$331,339	$(8,989)	$1,920,737	$(30,380)
NGHC	$1,408,081	$(19,254)	$300,732	$(8,201)	$1,708,813	$(27,455)
Reciprocal Exchanges	181,317	(2,137)	30,607	(788)	211,924	(2,925)
Total	$1,589,398	$(21,391)	$331,339	$(8,989)	$1,920,737	$(30,380)

There were 1,662 and 1,014 individual security lots at December 31, 2018 and 2017, respectively, that accounted for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. As of December 31, 2018 and 2017, of the $41,052 and $8,989, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those securities were greater than or equal to 25% of its amortized cost. The Company reviewed its debt securities at December 31, 2018 and determined that no additional OTTI existed in the gross unrealized holding losses.

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

Among the factors that management considers for debt securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a debt security has been determined to have an other-than-temporary impairment and the Company does not have the intention to sell, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in AOCI. Future increases or decreases in fair value, if not other-than-temporary, are included in AOCI. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any impairment charges due to non-credit factors.

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate bonds and residential and commercial mortgage-backed or structured securities. For corporate bond securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and structured securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the debt security.

(c) Equity Securities

The fair values of equity securities were as follows:

	December 31,
	2018	2017
Common stock	$10,949	$48,119
Preferred stock	—	2,222
Total	$10,949	$50,341
NGHC	$10,949	$50,341
Reciprocal Exchanges	—	—
Total	$10,949	$50,341

(d) Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Cash and short-term investments	$1,659	$1,506	$418
Debt securities	107,077	106,002	96,755
Equity securities	665	345	1,901
Other, net (related parties - $4,876, $(4,141) and $23,194 in 2018, 2017 and 2016, respectively)	13,932	2,289	28,496
Investment income	123,333	110,142	127,570
Investment expenses	(4,299)	(8,192)	(12,383)
Net investment income	$119,034	$101,950	$115,187
NGHC	$110,159	$92,625	$106,471
Reciprocal Exchanges	8,875	9,325	8,716
Net investment income	$119,034	$101,950	$115,187

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(e) Net Realized Gains (Losses)

The table below indicates realized gains and losses on investments, including OTTI and foreign exchange. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Year Ended December 31,
	2018	2017	2016
Debt securities, available-for-sale:
Gross gains	$4,590	$58,405	$34,577
Gross losses	(22,860)	(3,754)	(10,090)
Net realized gain (loss) on debt securities, available-for-sale	(18,270)	54,651	24,487
Debt securities, trading	—	(1,887)	11,858
Equity securities	(12,305)	(9,562)	(8,489)
Short-term and other investments	(288)	261	112
OTTI on investments	(3,000)	(25)	(22,102)
Foreign currency transaction	4,318	3,325	2,038
Net realized gain (loss) on investments	$(29,545)	$46,763	$7,904
NGHC	$(26,179)	$40,640	$7,389
Reciprocal Exchanges	(3,366)	6,123	515
Net realized gain (loss) on investments	$(29,545)	$46,763	$7,904

Impairment charges included in net realized gains and losses were as follows:

	Year Ended December 31,
	2018	2017	2016
Debt securities - Corporate bonds	$—	$—	$7,238
Equity securities - Common stock	—	25	14,864
Other invested assets	3,000	—	—
Total OTTI loss recognized in earnings	$3,000	$25	$22,102
NGHC	$3,000	$25	$22,102
Reciprocal Exchanges	—	—	—
Total OTTI loss recognized in earnings	$3,000	$25	$22,102

Net gains and losses recognized during the reporting period on equity securities and debt securities classified as trading still held at the reporting date were as follows:

	Year Ended December 31,
	2018	2017	2016
	Equity Securities	Equity Securities and Debt Securities	Equity Securities and Debt Securities
Net gains (losses) recognized during the year	$(12,305)	$(20,096)	$16,096
Less: Net gains (losses) recognized during the year on securities sold during the year	(864)	(11,851)	4,221
Net gains (losses) recognized during the reporting period on securities still held at the reporting date	$(11,441)	$(8,245)	$11,875

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of debt securities and preferred stock securities, as rated by Standard & Poor’s (“S&P”). If a security is not rated by S&P, an S&P equivalent is determined based on ratings from similar rating agencies. Securities that are not rated are included in the “BB+ and lower” category.

	NGHC			Reciprocal Exchanges
December 31, 2018	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,122	$52,759	1.6%	$12,707	$12,834	4.3%
AAA	586,639	589,078	18.0%	18,335	18,109	6.1%
AA, AA+, AA-	1,385,709	1,358,528	41.6%	142,525	140,114	47.2%
A, A+, A-	591,219	581,106	17.8%	118,535	115,618	38.9%
BBB, BBB+, BBB-	653,645	641,554	19.7%	10,834	10,374	3.5%
BB+ and lower	42,305	40,924	1.3%	34	34	—%
Total	$3,311,639	$3,263,949	100.0%	$302,970	$297,083	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2017	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$30,244	$31,026	1.1%	$5,992	$5,967	2.0%
AAA	255,132	259,506	9.1%	29,540	28,961	9.5%
AA, AA+, AA-	1,399,287	1,382,191	48.7%	133,250	133,316	43.7%
A, A+, A-	531,185	534,298	18.8%	135,682	136,657	44.8%
BBB, BBB+, BBB-	574,456	581,406	20.5%	—	—	—%
BB+ and lower	47,542	48,759	1.8%	34	33	—%
Total	$2,837,846	$2,837,186	100.0%	$304,498	$304,934	100.0%

The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

December 31, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	4.3%	23.1%	14.2%	0.9%	$535,373	42.5%
Industrials	0.4%	6.1%	21.5%	26.7%	0.6%	697,324	55.3%
Utilities/Other	—%	—%	1.8%	0.4%	—%	28,008	2.2%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%
NGHC	—%	6.3%	37.3%	40.6%	1.4%	$1,079,099	85.6%
Reciprocal Exchanges	0.4%	4.1%	9.1%	0.7%	0.1%	181,606	14.4%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2017	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	2.9%	7.8%	31.7%	11.9%	—%	$575,746	54.3%
Industrials	0.7%	3.0%	16.9%	21.8%	0.5%	454,764	42.9%
Utilities/Other	—%	—%	1.3%	1.5%	—%	30,388	2.8%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%
NGHC	2.9%	3.4%	37.1%	35.2%	0.5%	$839,615	79.1%
Reciprocal Exchanges	0.7%	7.4%	12.8%	—%	—%	221,283	20.9%
Total	3.6%	10.8%	49.9%	35.2%	0.5%	$1,060,898	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	December 31,
	2018	2017
Cash and cash equivalents	$193,858	$292,282
Restricted cash and cash equivalents	39,725	65,202
Total cash, cash equivalents and restricted cash	$233,583	$357,484

Restricted investments are as follows:

	December 31,
	2018	2017
Securities on deposit with state regulatory authorities	$73,119	$76,996
Restricted investments to trusts in certain reinsurance transactions	70,470	110,314
Total restricted investments	$143,589	$187,310

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The table below summarizes the composition of other investments:

	December 31,
	2018	2017
Equity method investments (related parties - $106,031 and $221,375)	$142,921	$256,321
Notes receivable (related parties - $127,692 and $126,173)	128,893	126,173
Long-term Certificates of Deposit (CDs), at cost	20,252	20,339
Investments, at fair value	6,542	10,791
Investments, at cost or amortized cost	7,668	7,668
Total	$306,276	$421,292

Equity method investments represent limited liability companies and limited partnership investments in real estate. Investments at fair value primarily represent the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or amortized cost represent limited partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

The Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. During the years ended December 31, 2018, 2017 and 2016, the Company recorded OTTI on other investments of $3,000, $0 and $0, respectively.

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

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy.

In 2017, the LSC Entity contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217,831 in cash (including an advance of $39,724 on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. As of December 31, 2018 and 2017, the LSC Entity in which the Company has a 50% ownership interest has a 30% non-controlling equity interest in the limited partnership and the carrying value of the LSC Entity’s investment in the limited partnership was $86,141 and $68,085, respectively. As of December 31, 2018, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the Company’s 50% investment activity in the LSC Entity:

	Year Ended December 31,
	2018	2017	2016
Beginning of the year	$160,683	$185,992	$153,661
Distributions	(118,635)	(45,127)	—
Contributions	2,000	21,040	11,500
Equity in earnings (losses)	4,276	(1,222)	20,831
Change in equity method investments	(112,359)	(25,309)	32,331
End of the year	$48,324	$160,683	$185,992

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $2,889, $2,812 and $2,733 in rent for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s equity interest in 800 Superior, LLC as of December 31, 2018 and 2017 was $816 and $1,405, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(589), $(74) and $(241), respectively.

East Ninth & Superior, LLC

The Company holds an investment in East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of December 31, 2018 and 2017 was $4,309 and $4,251, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded equity in earnings (losses) from East Ninth & Superior of $58, $62 and $50, respectively.

North Dearborn Building Company, L.P.

The Company holds an investment in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each hold a 45% limited partnership interest in North Dearborn, while NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third-party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of December 31, 2018 and 2017 was $6,214 and $7,582, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded equity in earnings (losses) from North Dearborn of $(243), $(812) and $(1,168), respectively, and received (distributions) or made contributions of $(1,125), $0 and $1,800, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $2,225 and $2,303 in rent for the years ended December 31, 2018 and 2017, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2018 and 2017 was $793 and $740, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $53, $(160) and $499, respectively, and received distributions of $0, $0 and $10,158, respectively.

Illinois Center Building, L.P.

The Company holds an investment in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each hold a 37.5% limited partnership interest in Illinois Center, while ACP Re holds a 15.0% limited partnership interest. NA Advisors holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third-party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of December 31, 2018 and 2017 was $45,575 and $46,715, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded equity in earnings (losses) from Illinois Center of $(3,390), $(6,645) and $(4,047), respectively, made contributions of $2,250, $5,625 and $3,750, respectively, and received distributions of $0, $0 and $1,875, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of December 31, 2018 and 2017. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$65,593	$—	$—	$65,593
Federal agencies	37,475	—	—	37,475
States and political subdivision bonds	—	268,601	3,596	272,197
Foreign government	—	152,366	—	152,366
Corporate bonds	—	1,248,938	11,767	1,260,705
Residential mortgage-backed securities	—	925,116	—	925,116
Commercial mortgage-backed securities	—	544,975	—	544,975
Asset-backed securities	—	61,147	—	61,147
Structured securities	—	241,458	—	241,458
Total available-for-sale debt securities	103,068	3,442,601	15,363	3,561,032
Equity securities:
Common stock	9,898	—	1,051	10,949
Total equity securities	9,898	—	1,051	10,949
Short-term investments	348,549	—	—	348,549
Other investments	—	—	6,542	6,542
Total	$461,515	$3,442,601	$22,956	$3,927,072
NGHC	$429,502	$3,160,203	$22,956	$3,612,661
Reciprocal Exchanges	32,013	282,398	—	314,411
Total	$461,515	$3,442,601	$22,956	$3,927,072

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$36,993	$—	$—	$36,993
Federal agencies	20,689	—	—	20,689
States and political subdivision bonds	—	415,000	4,081	419,081
Foreign government	—	58,254	—	58,254
Corporate bonds	—	1,036,344	24,545	1,060,889
Residential mortgage-backed securities	—	1,004,739	—	1,004,739
Commercial mortgage-backed securities	—	144,043	—	144,043
Asset-backed securities	—	414	—	414
Structured securities	—	394,787	—	394,787
Total available-for-sale debt securities	57,682	3,053,581	28,626	3,139,889
Equity securities:
Common stock	43,067	—	5,052	48,119
Preferred stock	—	1,952	270	2,222
Total equity securities	43,067	1,952	5,322	50,341
Short-term investments	38,266	—	—	38,266
Other investments	—	9	10,782	10,791
Total	$139,015	$3,055,542	$44,730	$3,239,287
NGHC	$110,769	$2,756,575	$44,730	$2,912,074
Reciprocal Exchanges	28,246	298,967	—	327,213
Total	$139,015	$3,055,542	$44,730	$3,239,287

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Common stock	Preferred stock	Other investments	Total
Balance as of January 1, 2018	$4,081	$24,545	$5,052	$270	$10,782	$44,730
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	(4,001)	(270)	1,057	(3,214)
Included in other comprehensive income(2)	(485)	(12,778)	—	—	—	(13,263)
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(5,297)	(5,297)
Balance as of December 31, 2018	$3,596	$11,767	$1,051	$—	$6,542	$22,956
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(4,001)	$(270)	$606	$(3,665)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(485)	$(12,778)	$—	$—	$—	$(13,263)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Foreign government	Corporate bonds	Residential mortgage- backed securities	Commercial mortgage- backed securities	Structured securities	Common stock	Preferred stock	Other investments	Total
Balance as of January 1, 2017	$4,732	$1,910	$36,044	$7,423	$4,849	$9,055	$6,297	$—	$9,427	$79,737
Transfers into Level 3	—	—	—	—	—	—	1	275	—	276
Transfers out of Level 3	(2)	(1,910)	(1,787)	(7,422)	(4,849)	(7,054)	—	—	—	(23,024)
Total gains (losses) for the period:
Included in net income(1)	—	—	—	—	—	—	—	—	84	84
Included in other comprehensive income(2)	(649)	—	13	—	—	—	2,632	(5)	—	1,991
Purchases	—	—	—	—	—	—	4,119	—	3,986	8,105
Sales	—	—	(9,725)	(1)	—	(2,001)	(7,997)	—	(2,715)	(22,439)
Balance as of December 31, 2017	$4,081	$—	$24,545	$—	$—	$—	$5,052	$270	$10,782	$44,730
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—	$84	$84

(1) Gains and losses recognized in net income are reported within Net investment income.
(2) Gains and losses recognized in other comprehensive income are reported within Unrealized gains (losses) on investments, net of tax.

During the year ended December 31, 2018, there were no transfers between Level 2 and Level 3.

During the year ended December 31, 2017, the Company transferred $23,024 out of Level 3 into Level 2, due to changes in broker quotes where the inputs included quoted prices for identical or similar assets in markets that are active or not active resulting in the securities being classified as Level 2; and $276 out of Level 2 into Level 3, due to changes in broker quotes where the inputs had not been corroborated to be market observable resulting in the securities being classified as Level 3.

At December 31, 2018 and 2017, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1. Other than goodwill, the Company did not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2018 and 2017. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 8, “Goodwill and Intangible Assets” for additional information on how the Company tested goodwill for impairment.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying Consolidated Balance Sheets for these financial instruments represents the carrying value of the debt. See Note 12, “Debt” for additional information.

As of December 31, 2018, the Company’s 6.75% Notes, the Subordinated Debentures and the Credit Agreement were not publicly traded and are classified as Level 3. As of December 31, 2017, the Company’s 6.75% Notes, the Subordinated Debentures, the Imperial Surplus Notes, the SPCIC Surplus Notes and the Credit Agreement were not publicly traded and were classified as Level 3.

As of December 31, 2018 and 2017, the Company’s 7.625% Notes are publicly traded and were classified as Level 2.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the carrying amount and fair value estimates of debt not carried at fair value:

	December 31, 2018		December 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
6.75% Notes	$346,439	$353,756	$345,786	$366,131
7.625% Notes	96,842	90,400	96,756	101,640
Subordinated Debentures	72,168	72,109	72,168	72,101
Imperial Surplus Notes	—	—	5,000	4,984
SPCIC Surplus Notes	—	—	4,000	3,996
Credit Agreement	160,000	163,222	190,000	195,420
Total	$675,449	$679,487	$713,710	$744,272

5. Premiums and Other Receivables

Premiums and other receivables, net consisted of the following:

	December 31,
	2018	2017
Premiums receivable	$1,284,122	$1,188,170
Commission receivables	66,111	75,777
Investment receivables	386	29,971
Other receivables	69,401	48,949
Allowance for uncollectible amounts	(20,208)	(18,546)
Total	$1,399,812	$1,324,321
NGHC	$1,338,485	$1,267,529
Reciprocal Exchanges	61,327	56,792
Total	$1,399,812	$1,324,321

6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Year Ended December 31,
	2018			2017			2016
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Beginning of the year	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922	$153,767	$6,764	$160,531
Additions	522,914	22,898	545,812	478,426	26,930	505,356	443,435	51,760	495,195
Deductions(1)	—	—	—	—	—	—	(23,803)	—	(23,803)
Amortization	(495,009)	(15,784)	(510,793)	(487,740)	(22,149)	(509,889)	(365,802)	(45,199)	(411,001)
Change in DAC	27,905	7,114	35,019	(9,314)	4,781	(4,533)	53,830	6,561	60,391
End of the year	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922
NGHC	$206,181	$25,220	$231,401	$177,446	$18,106	$195,552	$176,554	$13,325	$189,879
Reciprocal Exchanges	20,007	—	20,007	20,837	—	20,837	31,043	—	31,043
End of the year	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922
(1) From January 1, 2016 to March 31, 2016 the Reciprocal Exchanges were not consolidated.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Premises and Equipment

The composition of premises and equipment consisted of the following:

	December 31,
	2018			2017
	Cost	Accumulated Depreciation	Net Value	Cost	Accumulated Depreciation	Net Value
Land	$6,073	$—	$6,073	$3,380	$—	$3,380
Buildings	31,489	(2,554)	28,935	24,586	(1,634)	22,952
Leasehold improvements	35,469	(9,152)	26,317	26,300	(5,061)	21,239
Other equipment	28,774	(5,670)	23,104	22,510	(3,986)	18,524
Hardware and software	385,059	(161,484)	223,575	373,081	(115,127)	257,954
Total	$486,864	$(178,860)	$308,004	$449,857	$(125,808)	$324,049
NGHC	$477,804	$(171,495)	$306,309	$440,798	$(121,018)	$319,780
Reciprocal Exchanges	9,060	(7,365)	1,695	9,059	(4,790)	4,269
Total	$486,864	$(178,860)	$308,004	$449,857	$(125,808)	$324,049

As of December 31, 2018 and 2017, assets recorded under capital leases, included in buildings, other equipment, hardware and software were $55,719 and $49,569 of cost, less accumulated depreciation of $1,157 and $884, respectively.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2018, 2017 and 2016 was $55,928, $39,323 and $19,485, respectively.

8. Goodwill and Intangible Assets

Goodwill and intangible assets, net of amortization, are recorded as a consequence of business acquisitions. Goodwill represents the excess, if any, of the purchase price over the fair value of their net assets as of the date of acquisition. Intangible assets are recorded at their fair value as of the acquisition date. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and intangible assets that have an indefinite useful life are not subject to amortization.

Goodwill and intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to earnings.

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating segment may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair values of the Company’s operating subsidiary with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of impairment.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amounts of goodwill by segments are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2017
Goodwill	$124,190	$77,112	$201,302
Accumulated impairment loss	(30,321)	(12,617)	(42,938)
Balance as of January 1, 2017, net	$93,869	$64,495	$158,364
Additions	11,903	8,770	20,673
Impairment loss	(4,884)	—	(4,884)
Balance as of December 31, 2017
Goodwill	136,093	85,882	221,975
Accumulated impairment loss	(35,205)	(12,617)	(47,822)
Balance as of December 31, 2017, net	$100,888	$73,265	$174,153
Additions	—	6,030	6,030
Balance as of December 31, 2018
Goodwill	136,093	91,912	228,005
Accumulated impairment loss	(35,205)	(12,617)	(47,822)
Balance as of December 31, 2018, net	$100,888	$79,295	$180,183

The composition of goodwill and intangible assets consisted of the following:

December 31, 2018	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Agent/Customer relationships	$184,617	$(72,876)	$111,741	2 - 16 years
Renewal rights	51,057	(36,342)	14,715	3 - 7 years
Proprietary technology	14,346	(5,455)	8,891	4 - 15 years
Leases	5,523	(1,091)	4,432	13 years
Trademarks	5,450	(1,529)	3,921	5 - 15 years
Loss reserve discount	6,942	(5,964)	978	6 - 9 years
Non-compete agreements	840	(157)	683	4 - 15 years
Affinity partners	800	(649)	151	11 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	85,825	—	85,825	indefinite life
Trademarks	30,000	—	30,000	indefinite life
Goodwill	180,183	—	180,183	indefinite life
Total	$684,183	$(124,063)	$560,120
NGHC	$680,283	$(123,568)	$556,715
Reciprocal Exchanges	3,900	(495)	3,405
Total	$684,183	$(124,063)	$560,120

As of December 31, 2018, there were no circumstances that indicate that the carrying amount of goodwill and intangible assets deemed to have an indefinite useful life may not be recoverable.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2017	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Agent/Customer relationships	$178,151	$(54,536)	$123,615	2 - 16 years
Renewal rights	51,377	(27,005)	24,372	3 - 7 years
Proprietary technology	14,007	(3,663)	10,344	3 - 10 years
Leases	5,523	(668)	4,855	13 years
Trademarks	3,835	(864)	2,971	5 - 11 years
Loss reserve discount	6,942	(4,840)	2,102	6 - 9 years
Non-compete agreements	840	(82)	758	4 - 15 years
Affinity partners	800	(579)	221	11 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	86,232	—	86,232	indefinite life
Trademarks	30,000	—	30,000	indefinite life
Goodwill	174,153	—	174,153	indefinite life
Total	$670,460	$(92,237)	$578,223
NGHC	$666,460	$(91,922)	$574,538
Reciprocal Exchanges	4,000	(315)	3,685
Total	$670,460	$(92,237)	$578,223

Intangible assets amortization expense consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Amortization of intangible assets	$31,724	$59,737	$64,786
Impairment of intangible assets	275	131	5,038
Subtotal	31,999	59,868	69,824
Amortization of loss reserve premiums	(632)	(1,257)	(899)
Total	$31,367	$58,611	$68,925
NGHC	$31,323	$51,729	$48,130
Reciprocal Exchanges	44	6,882	20,795
Total	$31,367	$58,611	$68,925

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2019	$26,936	$180	$27,116
2020	20,009	180	20,189
2021	16,923	45	16,968
2022	14,099	—	14,099
2023	11,805	—	11,805
Thereafter	55,335	—	55,335
Total	$145,107	$405	$145,512

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

The tables below show the rollforward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Year Ended December 31, 2018
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557
Less: Reinsurance recoverable at beginning of the year	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)
Net balance at beginning of the year	1,203,056	239,813	1,442,869	90,945	1,533,814
Incurred losses and LAE related to:
Current year	2,182,923	352,322	2,535,245	161,015	2,696,260
Prior year	(4,760)	(30,977)	(35,737)	1,703	(34,034)
Total incurred	2,178,163	321,345	2,499,508	162,718	2,662,226
Paid losses and LAE related to:
Current year	(1,336,359)	(188,014)	(1,524,373)	(110,053)	(1,634,426)
Prior year	(720,039)	(117,653)	(837,692)	(43,119)	(880,811)
Total paid	(2,056,398)	(305,667)	(2,362,065)	(153,172)	(2,515,237)
Effect of foreign exchange rates	—	(8,786)	(8,786)	—	(8,786)
Net balance at end of the year	1,324,821	246,705	1,571,526	100,491	1,672,017
Plus: Reinsurance recoverable at end of the year	1,182,588	24,575	1,207,163	77,979	1,285,142
Gross balance at end of the year	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2017
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866
Less: Reinsurance recoverable at beginning of the year	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)
Net balance at beginning of the year	1,108,719	189,467	1,298,186	94,883	1,393,069
Incurred losses and LAE related to:
Current year	2,172,506	327,289	2,499,795	118,938	2,618,733
Prior year	15,273	(8,826)	6,447	902	7,349
Total incurred	2,187,779	318,463	2,506,242	119,840	2,626,082
Paid losses and LAE related to:
Current year	(1,364,011)	(166,669)	(1,530,680)	(81,371)	(1,612,051)
Prior year	(729,431)	(107,992)	(837,423)	(42,407)	(879,830)
Total paid	(2,093,442)	(274,661)	(2,368,103)	(123,778)	(2,491,881)
Effect of foreign exchange rates	—	6,544	6,544	—	6,544
Net balance at end of the year	1,203,056	239,813	1,442,869	90,945	1,533,814
Plus: Reinsurance recoverable at end of the year	1,067,495	9,840	1,077,335	52,408	1,129,743
Gross balance at end of the year	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557

	Year Ended December 31, 2016
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the year	$1,479,953	$150,230	$1,630,183	$132,392	$1,762,575
Less: Reinsurance recoverable at beginning of the year	(793,508)	(583)	(794,091)	(39,085)	(833,176)
Net balance at beginning of the year	686,445	149,647	836,092	93,307	929,399
Incurred losses and LAE related to:
Current year	1,716,729	291,900	2,008,629	70,113	2,078,742
Prior year	5,125	9,310	14,435	(897)	13,538
Total incurred	1,721,854	301,210	2,023,064	69,216	2,092,280
Paid losses and LAE related to:
Current year	(1,070,080)	(181,957)	(1,252,037)	(45,607)	(1,297,644)
Prior year	(521,912)	(84,824)	(606,736)	(22,417)	(629,153)
Total paid	(1,591,992)	(266,781)	(1,858,773)	(68,024)	(1,926,797)
Acquired outstanding loss and loss adjustment reserve	292,412	9,682	302,094	384	302,478
Effect of foreign exchange rates	—	(4,291)	(4,291)	—	(4,291)
Net balance at end of the year	1,108,719	189,467	1,298,186	94,883	1,393,069
Plus: Reinsurance recoverable at end of the year	827,672	10,933	838,605	42,192	880,797
Gross balance at end of the year	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866

Gross unpaid losses and loss adjustment expense reserves at December 31, 2018 increased by $293,602 from December 31, 2017, primarily reflecting increases from organic growth in the property and casualty segment. Gross unpaid losses and loss adjustment expense reserves at December 31, 2017 increased by $389,691 from December 31, 2016, primarily reflecting increases in organic growth in the property and casualty segment.

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2018. Loss and LAE for the year ended December 31, 2018 included $34,034 of favorable development on prior accident year loss and LAE reserves driven by $3,057 of favorable development in the property and casualty segment (including $1,703 of unfavorable development for the Reciprocal Exchanges), and $30,977 of favorable development

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

in the accident and health segment primarily driven by favorable development in the domestic accident and health stop loss and short-term medical products.

2017. Loss and LAE for the year ended December 31, 2017 included $7,349 of unfavorable development on prior accident year loss and LAE reserves. The $16,175 of unfavorable development in the property and casualty segment (including $902 of unfavorable development for the Reciprocal Exchanges) was primarily driven by higher than expected development in auto liability coverages, while the $8,826 of favorable development in the accident and health segment was primarily driven by favorable development in the Company’s domestic products.

2016. Loss and LAE for the year ended December 31, 2016 included $13,538 of unfavorable development on prior accident year loss and LAE reserves. The $4,228 of unfavorable development in the property and casualty segment (including $897 of favorable development for the Reciprocal Exchanges) was primarily driven by higher than expected unfavorable development in private passenger auto bodily injury coverage, while the $9,310 of unfavorable development in the accident and health segment was primarily driven by unfavorable development in the domestic stop loss, short-term medical products and European A&H policies.

Short-duration contracts

The following is information by reserving subgroups within segments about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities (“IBNR”) plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended prior to December 31, 2018, is presented as unaudited supplementary information. Due to the revaluation of the historical information to constant-currency rates in the Company’s European A&H policies, the accident and health triangle will not match prior years.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - auto liability, including recreational vehicles and motorcycles:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$596,995	$593,187	$592,353	$593,992	$594,348	$595,763	$595,337	$595,157	$595,215	$61	241,670
2011		490,230	485,762	489,010	494,922	493,873	497,109	497,324	496,408	50	238,283
2012			511,797	522,296	529,140	527,386	528,090	527,531	529,885	66	249,856
2013				544,833	556,262	556,290	563,834	567,410	572,538	767	250,051
2014					740,531	759,577	760,566	766,640	779,992	6,150	269,900
2015						820,213	838,040	849,051	872,064	17,352	291,338
2016							932,350	940,849	976,749	51,322	300,680
2017								929,211	912,371	93,880	292,748
2018									1,047,041	380,720	283,045
Total (A)									$6,782,263

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$287,058	$474,640	$534,107	$562,918	$579,237	$590,417	$592,932	$594,168	$594,696
2011		224,676	385,749	442,365	468,059	482,861	489,191	494,145	495,833
2012			242,285	413,018	470,515	501,819	518,079	523,703	527,695
2013				259,665	440,751	504,569	540,497	559,064	567,949
2014					342,710	601,980	694,002	728,256	757,933
2015						385,592	679,461	761,150	820,007
2016							400,052	737,927	855,407
2017								392,084	706,152
2018									429,231
Total (B)									$5,754,903
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									2,063
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$1,029,423

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Property and Casualty - auto liability, including recreational vehicles and motorcycles	43.7%	33.7%	11.0%	5.8%	3.3%	1.5%	0.6%	0.3%	0.3%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$389,966	$382,067	$381,499	$381,748	$381,818	$381,826	$381,795	$381,410	$381,138	$10	309,112
2011		315,273	308,729	308,298	308,486	308,760	308,512	308,536	308,249	(20)	298,029
2012			308,056	298,208	295,984	296,257	296,050	295,970	295,026	6	292,483
2013				335,454	329,049	328,748	328,284	328,262	328,010	13	285,737
2014					496,227	487,302	486,206	486,383	486,373	77	311,580
2015						541,008	544,097	544,769	544,510	(13)	329,054
2016							626,643	622,456	621,717	131	337,670
2017								600,813	570,699	1,988	384,399
2018									548,063	39,000	347,326
Total (A)									$4,083,785

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$351,865	$382,575	$381,955	$381,926	$381,829	$381,811	$381,789	$381,425	$381,128
2011		283,501	308,824	308,634	308,608	308,578	308,571	308,557	308,266
2012			268,989	298,381	295,978	295,975	296,029	295,995	294,975
2013				291,064	328,832	328,456	328,299	328,280	327,976
2014					430,998	487,531	486,364	486,309	486,251
2015						478,268	544,754	544,707	544,485
2016							542,970	622,930	621,529
2017								533,907	568,639
2018									483,149
Total (B)									$4,016,398
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									3
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$67,390

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto	89.7%	10.5%	(0.1)%	—%	—%	—%	(0.1)%	—%	(0.1)%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - homeowners & other property, including lender placed homeowners:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$422,123	$414,378	$413,664	$413,623	$412,187	$411,689	$411,304	$410,997	$411,290	$10	86,459
2011		506,352	499,170	498,050	498,184	497,244	495,246	494,825	495,170	19	107,854
2012			485,454	480,353	478,880	477,577	476,538	474,649	476,166	36	112,028
2013				306,761	300,868	299,561	296,618	296,907	296,756	100	75,831
2014					318,488	306,471	303,925	304,496	304,237	474	73,367
2015						357,023	349,559	351,747	353,688	6,312	69,636
2016							350,737	341,762	340,711	3,690	60,486
2017								402,798	365,092	14,807	57,547
2018									327,463	42,891	54,127
Total (A)									$3,370,573

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$247,802	$370,301	$393,226	$404,490	$408,195	$409,781	$410,875	$410,994	$411,249
2011		314,139	457,480	485,054	489,778	493,408	494,198	494,525	494,904
2012			300,271	452,589	466,266	471,084	473,190	473,781	475,765
2013				219,937	279,743	289,302	293,101	295,332	296,382
2014					198,781	278,255	289,456	297,640	301,741
2015						233,264	319,284	336,921	342,156
2016							227,650	320,564	331,102
2017								258,234	338,065
2018									227,907
Total (B)									$3,219,271
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									177
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$151,479

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Property and Casualty - homeowners & other property, including lender placed homeowners	66.1%	26.4%	4.2%	1.6%	1.1%	0.3%	0.2%	—%	0.1%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Accident and Health

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$21,110	$21,886	$23,665	$24,328	$25,361	$26,677	$26,282	$26,500	$26,648	$78	23,800
2011		19,863	25,848	26,398	28,016	30,391	29,506	30,201	29,682	184	25,766
2012			21,237	28,128	31,183	34,822	33,906	36,252	35,071	290	29,006
2013				46,293	57,384	60,829	62,297	66,232	64,182	408	57,713
2014					80,718	88,738	91,433	97,733	95,864	509	97,789
2015						212,071	226,857	232,084	232,966	908	275,549
2016							259,281	249,637	252,038	2,175	361,175
2017								273,288	248,038	11,775	343,273
2018									301,198	120,225	244,828
Total (A)									$1,285,687

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$11,408	$17,907	$20,708	$22,754	$23,942	$24,511	$24,754	$25,146	$25,410
2011		11,684	21,437	24,260	26,281	27,425	27,845	28,305	28,586
2012			13,809	23,294	27,402	29,554	30,570	31,578	32,115
2013				27,808	49,334	54,254	56,632	58,144	58,964
2014					46,857	78,463	83,109	85,782	87,441
2015						140,431	208,738	216,424	218,925
2016							147,952	235,572	244,270
2017								132,451	218,237
2018									167,833
Total (B)									$1,081,781
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									2,238
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$206,144

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Accident and Health (excluding DE captive subsidiaries)	54.5%	32.2%	4.4%	(0.2)%	(0.3)%	1.4%	1.3%	2.2%	2.2%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - auto liability:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$61,956	$59,169	$57,079	$56,991	$57,453	$57,268	$57,218	$57,222	$57,568	$—	5,854
2011		47,666	47,834	47,459	48,841	51,107	50,898	50,998	51,161	—	5,089
2012			44,834	47,275	48,044	48,665	50,370	50,767	50,303	—	5,016
2013				43,684	44,341	45,479	50,180	51,263	49,854	(1)	5,090
2014					38,656	40,850	45,930	48,246	49,168	500	4,845
2015						35,573	33,409	34,390	34,615	1,732	4,366
2016							24,619	24,460	26,109	4,879	4,055
2017								26,214	28,762	5,361	5,071
2018									32,339	14,089	5,940
Total (A)									$379,879

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$18,879	$32,181	$41,020	$49,764	$53,635	$55,155	$55,700	$56,522	$56,961
2011		15,857	26,603	35,911	41,931	46,559	49,570	50,481	50,979
2012			13,568	29,286	37,241	42,768	46,358	48,990	49,836
2013				14,683	29,218	35,105	41,787	47,449	48,449
2014					13,925	26,070	32,382	39,328	46,001
2015						11,910	19,501	24,614	29,538
2016							7,516	13,478	16,994
2017								9,111	17,136
2018									10,755
Total (B)									$326,649
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									5
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$53,235

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Reciprocal Exchanges - auto liability	30.6%	25.1%	14.4%	13.7%	9.3%	3.8%	1.3%	0.8%	0.8%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - auto physical damage:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$29,664	$24,572	$24,652	$24,700	$24,682	$24,665	$24,659	$24,653	$24,653	$—	12,374
2011		26,936	26,055	26,022	26,060	26,037	26,029	26,023	26,028	—	12,041
2012			25,752	26,459	26,189	25,914	25,842	25,841	25,845	—	11,301
2013				23,375	25,214	25,292	24,709	24,703	24,704	—	11,072
2014					29,240	27,424	25,806	25,588	25,882	(1)	11,557
2015						21,247	18,592	18,673	18,789	(39)	10,328
2016							12,270	12,921	12,985	(170)	8,752
2017								15,301	15,410	(731)	10,691
2018									19,146	(218)	13,002
Total (A)									$193,442

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$25,583	$24,873	$24,725	$24,701	$24,681	$24,665	$24,661	$24,654	$24,653
2011		28,274	26,269	26,106	26,056	26,037	26,033	26,027	26,028
2012			23,760	26,651	26,172	25,914	25,854	25,850	25,845
2013				22,651	25,088	24,549	24,725	24,716	24,704
2014					24,528	26,165	25,772	25,427	25,685
2015						19,080	18,797	18,750	18,748
2016							12,579	13,147	13,079
2017								15,438	16,141
2018									18,925
Total (B)									$193,808
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									—
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$(366)

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Reciprocal Exchanges - auto physical damage	98.6%	3.0%	(1.5)%	(0.4)%	0.1%	0.1%	—%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - homeowners & other property:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,									December 31, 2018
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$38,125	$37,831	$37,161	$36,347	$36,691	$35,788	$35,723	$35,639	$35,181	$—	5,049
2011		38,470	28,869	28,511	28,209	27,954	27,950	28,002	28,075	—	6,640
2012			25,289	20,625	21,184	19,971	20,403	20,876	20,251	—	8,422
2013				22,638	21,232	20,132	20,309	20,615	20,367	—	3,148
2014					27,706	24,846	25,625	26,614	27,141	174	4,226
2015						30,081	21,031	21,527	22,007	509	5,443
2016							36,838	35,274	34,851	1,065	4,745
2017								48,222	50,871	939	8,630
2018									76,925	10,886	11,930
Total (A)									$315,669

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)
2010	$23,881	$31,051	$32,488	$34,587	$35,265	$35,428	$35,388	$35,497	$35,101
2011		21,474	24,997	25,799	26,700	27,661	27,656	27,692	27,758
2012			11,087	18,021	19,367	19,847	19,961	20,668	20,121
2013				11,277	17,435	18,107	19,104	19,653	19,626
2014					15,344	22,834	23,820	25,230	26,170
2015						12,979	18,518	19,834	20,339
2016							20,978	30,615	31,632
2017								33,166	46,003
2018									55,519
Total (B)									$282,269
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)									2,157
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)									$35,557

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
	(unaudited)
Reciprocal Exchanges - homeowners & other property	65.2%	22.6%	3.3%	4.2%	3.0%	1.3%	0.1%	0.4%	0.1%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense reserves is as follows:

December 31, 2018
Net outstanding liabilities:
Property and Casualty - Auto Liability	$1,029,423
Property and Casualty - Auto Physical Damage	67,390
Property and Casualty - Homeowners and Other Property	151,479
Accident and Health	206,144
Reciprocal Exchanges - Auto Liability	53,235
Reciprocal Exchanges - Auto Physical Damage	(366)
Reciprocal Exchanges - Homeowners and Other Property	35,557
Net reserve for claims and allocated claim adjustment expenses	$1,542,862

Reinsurance recoverable:(1)
Property and Casualty - Auto Liability	$877,907
Property and Casualty - Auto Physical Damage	16,413
Property and Casualty - Homeowners and Other Property	288,268
Accident and Health	24,575
Reciprocal Exchanges - Auto Liability	37,180
Reciprocal Exchanges - Auto Physical Damage	105
Reciprocal Exchanges - Homeowners and Other Property	40,694
Reinsurance recoverable on unpaid claims and allocated claim adjustment expenses	$1,285,142

Insurance lines other than short-duration	$31,048
Unallocated claims adjustment expenses (“ULAE”)	98,107
Subtotal	$129,155

Gross reserve for claims and claim adjustment expenses	$2,957,159

(1) Reinsurance recoverable on unpaid losses for Property and Casualty primarily include $590,188 from MCCA and $134,916 from NCRF. See Note 10, “Reinsurance” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows:

	2018 - Current Accident Year Incurred				2018 - Current Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$2,182,923	$352,322	$161,015	$2,696,260	$1,336,359	$188,014	$110,053	$1,634,426
Development tables	1,922,567	301,198	128,410	2,352,175	1,140,287	167,833	85,199	1,393,319
Variance	$260,356	$51,124	$32,605	$344,085	$196,072	$20,181	$24,854	$241,107

Unallocated claims adjustment expenses	$260,356	$13,280	$32,605	$306,241	$196,072	$6,572	$24,854	$227,498
Long-duration contracts	—	34,937	—	34,937	—	17,944	—	17,944
Effect of foreign exchange rates	—	2,907	—	2,907	—	(4,335)	—	(4,335)
Variance	$260,356	$51,124	$32,605	$344,085	$196,072	$20,181	$24,854	$241,107

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the prior accident year is as follows:

	2018 - Prior Accident Year Incurred				2018 - Prior Accident Year Incurred
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$(4,760)	$(30,977)	$1,703	$(34,034)	$720,039	$117,653	$43,119	$880,811
Development tables	(5,899)	(27,438)	6,548	(26,789)	669,687	100,546	41,190	811,423
Variance	$1,139	$(3,539)	$(4,845)	$(7,245)	$50,352	$17,107	$1,929	$69,388

Unallocated claims adjustment expenses	$412	$2,246	$(5,622)	$(2,964)	$49,019	$3,758	$788	$53,565
Accident years prior to 2010	727	—	777	1,504	1,333	736	1,141	3,210
Delaware captive subsidiaries	—	19	—	19	—	77	—	77
Long-duration contracts	—	(5,285)	—	(5,285)	—	6,628	—	6,628
Effect of foreign exchange rates	—	(519)	—	(519)	—	5,908	—	5,908
Variance	$1,139	$(3,539)	$(4,845)	$(7,245)	$50,352	$17,107	$1,929	$69,388

The $5,899 of favorable prior year development for Property and Casualty on a combined basis for the incurred development tables relates to Loss and Allocated Claims Adjustment Expenses (“ALAE”), which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Unfavorable prior year development of $1,139 in total attributable to liabilities excluded from the incurred development tables resulted in total P&C Loss and LAE favorable prior year development of $4,760 shown in the reserve rollforward table.

The $27,438 of favorable prior year development for Accident and Health shown in the incurred development table relates to Loss and ALAE, which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes prior year development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $3,539 in total attributable to liabilities excluded from the incurred development table resulted in total Accident and Health Loss and LAE favorable prior year development of $30,977 shown in the reserve rollforward table.

The $6,548 of unfavorable prior year development for the Reciprocal Exchanges on a combined basis for the incurred development tables relates to Loss and ALAE, which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $4,845 in total attributable to liabilities excluded from the incurred development tables resulted in total Reciprocal Exchanges Loss and LAE unfavorable prior year development of $1,703 shown in the reserve rollforward table.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Reinsurance

The Company’s insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time they enter into the Company’s reinsurance agreements. The Company also enters into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

Reinsurance recoverable summary is as follows:

	December 31,
	2018	2017
Reinsurance recoverable on paid losses	$326,596	$164,422
Reinsurance recoverable on unpaid losses	1,285,142	1,129,743
Reinsurance recoverable	$1,611,738	$1,294,165

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	December 31,
	2018		2017
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$84,469	$1,285,142	$134,246	$1,129,743
Unearned premiums	21,015	665,674	45,182	517,122

The following is a summary of effects of reinsurance on premiums and losses:

	Year Ended December 31,
	2018		2017		2016
Premium:	Written	Earned	Written	Earned	Written	Earned
Direct	$5,317,742	$5,049,512	$4,637,911	$4,233,184	$2,964,188	$2,718,103
Assumed	99,097	123,265	118,074	239,230	536,710	687,829
Total Gross Premium	5,416,839	5,172,777	4,755,985	4,472,414	3,500,898	3,405,932
Ceded	(1,589,126)	(1,440,575)	(1,178,390)	(818,238)	(428,202)	(410,761)
Net Premium	$3,827,713	$3,732,202	$3,577,595	$3,654,176	$3,072,696	$2,995,171

	Year Ended December 31,
	2018		2017		2016
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$29,290	$1,041,286	$128,418	$790,524	$409,046	$463,603

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Quota Share Agreements

Effective July 1, 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business, under which the Company cedes 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, the Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5,000 per risk or $70,000 per event. The Company retains the flexibility, under certain conditions, to increase the cession percentage up to a maximum cession of 30.0% and to decrease the cession percentage to a minimum cession of 10.0% during 2018 and 5.0% during 2019. Effective January 1, 2019, the Company cedes 7.0% of net liability under new and renewal auto policies written on or after January 1, 2019.

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

Catastrophe Reinsurance

As of May 1, 2018, the Company’s reinsurance property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses, provides a total of $575,000 in coverage with a $70,000 retention, with one reinstatement. Effective July 1, 2018, the casualty program provides $35,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reinsurance recoverables from MCCA are as follows:

	December 31,
	2018	2017
Reinsurance recoverable on paid losses	$7,470	$7,948
Reinsurance recoverable on unpaid losses	590,188	661,562

The following is a summary of premiums and losses ceded to MCCA:

	Year Ended December 31,
	2018	2017	2016
Ceded earned premiums	$9,676	$9,323	$9,404
Ceded Loss and LAE	(54,105)	14,304	26,510

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

Reinsurance recoverables from NCRF are as follows:

	December 31,
	2018	2017
Reinsurance recoverable on paid losses	$36,418	$34,698
Reinsurance recoverable on unpaid losses	134,916	118,701

The following is a summary of premiums and losses ceded to NCRF:

	Year Ended December 31,
	2018	2017	2016
Ceded earned premiums	$232,270	$190,809	$165,491
Ceded Loss and LAE	210,297	186,051	173,926

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company has a concentration of credit risk associated with its reinsurance recoverables and premiums ceded to reinsurers. The following tables present information for each reinsurer by reinsurance recoverable, prepaid reinsurance and funds held balances:

		Recoverable on
December 31, 2018	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR	$590,188	$7,470	$3,894	$—	$601,552
NCRF	NR	134,916	36,418	82,550	—	253,884
Hannover Ruck SE	A+	182,184	120,624	192,700	(282,129)	213,379
Related Parties	Various	5,681	1,744	—	—	7,425
Other reinsurers' balances - each less than 5% of total	A- or higher	372,173	160,340	386,530	(4,861)	914,182
Total		$1,285,142	$326,596	$665,674	$(286,990)	$1,990,422
NGHC		$1,207,163	$287,507	$529,241	$(286,990)	$1,736,921
Reciprocal Exchanges		77,979	39,089	136,433	—	253,501
Total		$1,285,142	$326,596	$665,674	$(286,990)	$1,990,422

		Recoverable on
December 31, 2017	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR	$661,562	$7,948	$3,948	$—	$673,458
NCRF	NR	118,701	34,698	78,105	—	231,504
Hannover Ruck SE	A+	97,208	40,725	169,704	(180,222)	127,415
Related Parties	Various	11,301	4,387	—	—	15,688
Other reinsurers' balances - each less than 5% of total	A- or higher	240,971	76,664	265,365	(6,742)	576,258
Total		$1,129,743	$164,422	$517,122	$(186,964)	$1,624,323
NGHC		$1,077,335	$122,626	$416,142	$(186,942)	$1,429,161
Reciprocal Exchanges		52,408	41,796	100,980	(22)	195,162
Total		$1,129,743	$164,422	$517,122	$(186,964)	$1,624,323

Funds held for reinsurers are recorded within reinsurance payable in the Consolidated Balance Sheets. Additionally, collateral is available to the Company in the form of letters of credit and trust agreements in the amounts of $165,004 and $93,176, as of December 31, 2018 and 2017, respectively. See Note 13, “Related Party Transactions” for additional information about reinsurance agreements with related parties.

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

Federal income tax expense consisted of the following:

	Year Ended December 31,
	2018			2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Current tax expense (benefit)
Federal	$27,039	$(2,290)	$24,749	$13,876	$2,840	$16,716	$61,893	$857	$62,750
Foreign	1,376	—	1,376	2,057	—	2,057	5,119	—	5,119
Total current tax expense (benefit)	$28,415	$(2,290)	$26,125	$15,933	$2,840	$18,773	$67,012	$857	$67,869
Deferred tax expense (benefit)
Federal	$28,015	$(1,260)	$26,755	$59,304	$(8,485)	$50,819	$(4,195)	$(10,648)	$(14,843)
Foreign	604	—	604	(8,319)	—	(8,319)	(19,028)	—	(19,028)
Total deferred tax expense (benefit)	$28,619	$(1,260)	$27,359	$50,985	$(8,485)	$42,500	$(23,223)	$(10,648)	$(33,871)
Provision (benefit) for income taxes	$57,034	$(3,550)	$53,484	$66,918	$(5,645)	$61,273	$43,789	$(9,791)	$33,998

The domestic and foreign components of income before taxes are as follows:

	Year Ended December 31,
	2018			2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Domestic	$244,463	$(43,380)	$201,083	$221,833	$(9,282)	$212,551	$201,372	$10,764	$212,136
Foreign	19,925	—	19,925	(49,070)	—	(49,070)	18,236	—	18,236
Income (loss)	$264,388	$(43,380)	$221,008	$172,763	$(9,282)	$163,481	$219,608	$10,764	$230,372

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “TCJA”). The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, and enacted other changes to the tax code impacting the Company and the overall insurance industry. This included a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, new taxes on certain foreign sourced earnings, limitations on deductibility of executive compensation, and changes to loss reserve discounting. These provisions will result in an increase in the Company’s taxable income in the tax years occurring after December 31, 2017. As of December 31, 2017, the Company was able to record provisional amounts under Staff Accounting Bulletin No. 118 for the effects of the TCJA in the amount of $25,783 for NGHC and $(5,194) for the Reciprocals Exchanges. As of December 31, 2018, the Company has completed the accounting for the tax effects of enactment of the TCJA. For the year ended December 31, 2018, the Company recognized additional provision (benefit) for income tax of $(951) for NGHC and $(366) for the Reciprocal Exchanges.

Broader application of the TCJA include the reduction or elimination of certain items such as a limitation on deductibility of certain executive compensation costs and disallowance of entertainment expenses. These provisions resulted in an increase in the Company’s taxable income in the tax years occurring after December 31, 2017. As of December 31, 2018, the Company has completed the accounting for the tax effects of enactment of the TCJA. For the years ended December 31, 2018 and 2017, the Company recognized additional provision (benefit) for income tax of $(1,317) and $20,589, respectively, related to the TCJA.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Under the TCJA, undistributed Post-1986 earnings and profits (“E&P”) previously deferred from U.S. income taxes are subject to a one-time transition tax. The Company finalized its calculations during 2018, and accumulated E&P deficit of $114,417 based on these results the Company was not subject to the newly enacted transition tax.

The TCJA includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes a minimum tax on global intangible low-tax income, defined as the excess income of foreign subsidiaries over a 10 percent rate of routine return on tangible business assets, and for Base Erosion and Anti-Abuse tax (“BEAT”) which imposes tax on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, the Company will treat both GITLI and BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need be provided. The Company analyzed the impact of both GILTI and BEAT on its operations for the period and determined that for the year ended December 31, 2018, the Company was not subject to either tax.

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax asset or liability are presented below based upon the 2018 enacted rate of 21%.

	December 31,
	2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Deferred tax assets:
Accrued expenses	$6,481	$—	$6,481	$8,195	$5,249	$13,444
Unearned premiums and other revenue	57,573	4,128	61,701	60,298	4,279	64,577
Bad debt	4,021	222	4,243	3,887	33	3,920
Depreciation	—	93	93	3,878	53	3,931
Loss reserve discount	9,902	767	10,669	10,509	953	11,462
Net operating loss carryforwards	87,457	11,403	98,860	35,921	3,905	39,826
Capital loss carryforwards	—	—	—	4,037	190	4,227
Foreign currency translation	3,850	—	3,850	2,076	—	2,076
Unrealized capital losses	10,013	1,236	11,249	—	—	—
Other	10,672	712	11,384	7,646	1,062	8,708
Gross deferred tax assets	189,969	18,561	208,530	136,447	15,724	152,171
Less: Valuation allowance	(53,716)	(6,628)	(60,344)	—	(5,410)	(5,410)
Total deferred tax assets	136,253	11,933	148,186	136,447	10,314	146,761
Deferred tax liabilities:
Deferred acquisition costs	47,415	4,201	51,616	43,311	4,376	47,687
Intangible assets	42,264	918	43,182	46,103	914	47,017
Loss reserve discount earnout	—	—	—	3,649	313	3,962
Goodwill	3,007	—	3,007	1,893	—	1,893
Premises and equipment	18,920	—	18,920	2,040	—	2,040
Surplus note interest	—	12,355	12,355	—	13,003	13,003
Other	1,090	255	1,345	777	91	868
Gross deferred tax liabilities	112,696	17,729	130,425	97,773	18,697	116,470
Deferred tax asset	$23,557	$—	$23,557	$38,674	$—	$38,674
Deferred tax liability	$—	$(5,796)	$(5,796)	$—	$(8,383)	$(8,383)

Excluding the Reciprocal Exchanges, there were $53,716 and $0 of deferred tax asset valuation allowances as of December 31, 2018 and 2017, respectively. In assessing the reliability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2018 the Company recognized significant increases in its Net Operating Loss

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

carryforwards (“NOL”) related to foreign operations. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize all of the deferred tax assets related to the NOLs from foreign operations within a reasonable time period. As such, the Company recorded a valuation allowance of $53,716 against these NOLs.

For the Reciprocal Exchanges, the Company had a partial valuation allowance against the net deferred tax assets as of December 31, 2018 and 2017, respectively, and no tax benefit from consolidated pre-tax losses generated for the years ended December 31, 2018 and 2017, was recognized. For the year ended December 31, 2018, for the New Jersey Skylands Insurance Association consolidated group (“NJSIA”), has negative evidence in the form of a multi-year history of net operating losses for tax purposes that supported the determination that the realized net deferred tax asset should be fully reserved.

Excluding the Reciprocal Exchanges, the Company had U.S. federal NOLs of $58,082, $64,795 and $65,237 available for tax purposes for the years ended December 31, 2018, 2017 and 2016, respectively. The NOLs expire between December 31, 2029 and December 31, 2036.

The Reciprocal Exchanges had NOLs of $54,300, $18,592 and $16,157 available for the years ended December 31, 2018, 2017 and 2016, respectively. The NOLs expire between December 31, 2019 and December 31, 2038.

The Company’s income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ending December 31, 2017 and 2016. The reasons for such differences are as follows:

	Year Ended December 31, 2018
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income (loss) before provision for income taxes	$264,388		$(43,380)		$221,008
Tax rate	21.0%		21.0%		21.0%
Computed “expected” tax expense	$55,521	21.0%	$(9,110)	21.0%	$46,411	21.0%
Tax effects resulting from:
Tax-exempt interest	(910)	(0.3)	(30)	0.1	(940)	(0.4)
Effect of foreign operations	2,807	1.1	—	—	2,807	1.3
State taxes	4,578	1.7	—	—	4,578	2.1
Change in valuation allowance	53,716	20.3	1,218	(2.8)	54,934	24.9
Benefits of operating loss carryforwards	(53,716)	(20.3)	—	—	(53,716)	(24.3)
Effects of TCJA	(951)	(0.4)	(366)	0.8	(1,317)	(0.6)
Other permanent items	(4,011)	(1.5)	4,738	(10.9)	727	0.2
Provision (benefit) for income taxes	$57,034	21.6%	$(3,550)	8.2%	$53,484	24.2%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2017
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income (loss) before provision for income taxes	$172,763		$(9,282)		$163,481
Tax rate	35.0%		35.0%		35.0%
Computed “expected” tax expense	$60,467	35.0%	$(3,249)	35.0%	$57,218	35.0%
Tax effects resulting from:
Tax-exempt interest	(2,634)	(1.5)	(110)	1.2	(2,744)	(1.7)
Effect of foreign operations	(4,940)	(2.9)	—	—	(4,940)	(3.0)
Goodwill impairment	1,709	1.0	—	—	1,709	1.0
Statutory equalization reserves	(8,319)	(4.8)	—	—	(8,319)	(5.1)
Change in valuation allowance	—	—	(1,725)	18.6	(1,725)	(1.1)
Effects of TCJA	25,783	14.9	(5,194)	56.0	20,589	12.6
Other permanent items	(5,148)	(3.0)	4,633	(50.0)	(515)	(0.2)
Provision (benefit) for income taxes	$66,918	38.7%	$(5,645)	60.8%	$61,273	37.5%

	Year Ended December 31, 2016
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income before provision for income taxes	$219,608		$10,764		$230,372
Tax rate	35.0%		35.0%		35.0%
Computed “expected” tax expense	$76,862	35.0%	$3,767	35.0%	$80,629	35.0%
Tax effects resulting from:
Tax-exempt interest	(3,212)	(1.5)	(149)	(1.4)	(3,361)	(1.5)
Effect of foreign operations	(13,416)	(6.1)	—	—	(13,416)	(5.8)
Goodwill impairment	1,023	0.5	—	—	1,023	0.4
Statutory equalization reserves	(5,898)	(2.7)	—	—	(5,898)	(2.6)
State taxes	4,824	2.2	—	—	4,824	2.1
Change in valuation allowance	—	—	(10,160)	(94.4)	(10,160)	(4.4)
Bargain purchase gain	(8,508)	(3.9)	—	—	(8,508)	(3.7)
Other permanent items	(7,886)	(3.6)	(3,249)	(30.2)	(11,135)	(4.7)
Provision (benefit) for income taxes	$43,789	19.9%	$(9,791)	(91.0)%	$33,998	14.8%

As permitted by ASC 740, “Income Taxes,” the Company recognizes interest and penalties, if any, related to unrecognized tax positions in its income tax provision. To date the Company does not have any unrecognized tax positions and, therefore, has not recorded any related interest and penalties, as of December 31, 2018. No interest or penalties have been recorded by the Company for the years ended December 31, 2018, 2017 and 2016. The Company does not anticipate any significant changes to its total unrecognized tax liabilities in the next 12 months.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are currently under audit by the IRS for the year ended December 31, 2015, and open to audit years thereafter for federal tax purposes. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2014 forward, depending on jurisdiction.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

12. Debt

6.75% Notes due 2024

The Company previously issued $350,000 aggregate principal amount of the Company’s 6.75% notes due 2024 (the “6.75% Notes”) to certain purchasers in two private placements. The net proceeds the Company received from the issuances were approximately $343,850, after deducting issuance expenses. The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are the Company’s general unsecured obligations and rank equally in right of payment with its other existing and future senior unsecured indebtedness and senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company. Interest expense on the 6.75% Notes for the years ended December 31, 2018, 2017 and 2016, was $23,625, $23,688 and $23,625, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2018.

7.625% Subordinated Notes due 2055

The Company previously issued $100,000 aggregate principal amount of the Company’s 7.625% subordinated notes due 2055 (the “7.625% Notes”) in a public offering. The net proceeds the Company received from the issuance were approximately $96,550, after deducting the underwriting discount, commissions and expenses. The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company. Interest expense on the 7.625% Notes for the years ended December 31, 2018, 2017 and 2016, was $7,625, $7,454 and $7,625, respectively.

The indenture contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations. The indenture also includes covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates. The Company was in compliance with all of the covenants contained in the indenture as of December 31, 2018.

Subordinated Debentures

The Company’s subsidiary, Direct General Corporation, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the Company at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the years ended December 31, 2018, 2017 and 2016 was $4,346, $3,768 and $546, respectively.

Imperial-related Debt

The Company’s subsidiary, Imperial Fire and Casualty Insurance Company, was the issuer of $5,000 principal amount of Surplus Notes due 2034 (“Imperial Surplus Notes”). The notes bore interest at an annual rate equal to LIBOR plus 4.05%, payable quarterly. On May 15, 2018, the Company redeemed the Imperial Surplus Notes. Interest expense on the Imperial Surplus Notes for the years ended December 31, 2018, 2017 and 2016 was $108, $265 and $240, respectively.

SPCIC-related Debt

The Company’s subsidiary, Standard Property and Casualty Insurance Company, was the issuer of $4,000 principal amount of Surplus Notes due 2033 (“SPCIC Surplus Notes”). The notes bore interest at an annual rate equal to LIBOR plus 4.15%, payable quarterly. On April 2, 2018, the Company redeemed the SPCIC Surplus Notes. Interest expense on the SPCIC Surplus Notes for the years ended December 31, 2018, 2017 and 2016 was $58, $217 and $51, respectively.

Revolving Credit Agreement

On January 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association as Syndication Agent, and Associated Bank, National Association and First Niagara Bank, N.A., as Co-Documentation Agents, and the various lending institutions party thereto. The credit facility is currently a $245,000 base revolving credit facility with a letter of credit sublimit of $112,500 and a remaining expansion feature of up to $30,000. Proceeds of borrowings under the Credit Agreement may be used for working capital, acquisitions and general corporate purposes. The Credit Agreement has a maturity date of January 25, 2020.

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

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or LIBOR. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) under the Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR for a one-month interest period on such day plus 1.0 percent. Eurodollar borrowings under the Credit Agreement will bear interest at the adjusted LIBOR for the interest period in effect. Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.20% to 0.30% based on the Company’s consolidated leverage ratio, and which rate was 0.25% as of December 31, 2018).

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

As of December 31, 2018, there was $160,000 outstanding under the Credit Agreement. The weighted average interest rate on the amount outstanding as of December 31, 2018 was 4.58%. Interest payments are due the last day of the interest period in intervals of three months duration, commencing on the date of such borrowing. Interest expense on the Credit Agreement for the years ended December 31, 2018, 2017 and 2016 was $7,491, $4,229 and $945 respectively. The Company was in compliance with all of the covenants under the Credit Agreement as of December 31, 2018.

On February 25, 2019 the Company repaid the Credit Agreement and entered into a new credit agreement (the “2019 Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and a expansion feature of up to $50,000. Any borrowing under the 2019 Credit Agreement will bear interest at LIBOR plus 1.75% and a commitment fee of 0.225% depending on our leverage ratio. The 2019 Credit Agreement has a maturity date of February 24, 2023. As of February 25, 2019, there was $160,000 outstanding under the 2019 Credit Agreement.

Maturities of the Company’s debt for the five years subsequent to December 31, 2018 are as follows:

December 31,	2019	2020	2021	2022	2023	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000
7.625% Notes	—	—	—	—	—	100,000	100,000
Subordinated Debentures	—	—	—	—	—	72,168	72,168
Credit Agreement	—	160,000	—	—	—	—	160,000
Total principal amount of debt	$—	$160,000	$—	$—	$—	$522,168	$682,168
Less: Unamortized debt issuance costs and unamortized discount							(6,719)
Carrying amount of debt							$675,449

13. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company provides and receives services to and from these related entities as follows:

Agreements with AmTrust

Asset Management Agreement

Pursuant to an asset management agreement among the Company and AmTrust, the Company paid AmTrust a fee for managing the Company’s investment portfolio. The asset management agreement was terminated effective May 1, 2018. Prior to the termination of this agreement, AmTrust provided investment management services for a quarterly fee of 0.0375% of the average value of assets under management if the average value of the account for the previous calendar quarter was greater than $1 billion. The amounts charged for such expenses were $2,155, $4,716 and $3,436 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there was a payable to AmTrust related to these services in the amount of $0 and $1,208, respectively.

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

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement and the previously existing master services agreement of $10,952, $41,540 and $51,446 for the years ended December 31, 2018, 2017 and 2016, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $7,425 and $15,688 at December 31, 2018 and 2017, respectively. The net recovery under the agreement was $2,157, $3,356 and $13,271 during the years ended December 31, 2018, 2017 and 2016, respectively.

ACP Re and Maiden held assets in trust for the benefit of the Company in the amount of $3,796 and $8,644, respectively, as of December 31, 2018 and $6,530 and $13,834, respectively, as of December 31, 2017.

Equity Method Investments

The Company has an ownership interest in an LSC Entity, limited liability companies and limited partnerships with related parties. See Note 3, “Investments - Equity Method Investments - Related Parties” for additional information.

Agreements with ACP Re

Credit Agreement

The Company is party to a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as administrative agent, ACP Re Holdings, LLC, a Delaware limited liability company owned by a related party trust, the Michael Karfunkel Family 2005 Trust (the “Trust”), as borrower, and AmTrust and the Company, as lenders of $250,000 ($125,000 each lender). The amounts borrowed are secured by equity interests, cash and, other investments held by ACP Re Holdings, LLC in an amount equal to 115% of the value of the then outstanding loan balance. The maturity date of the loan is September 20, 2036. The interest rate on the outstanding principal balance is a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. The Trust is required to cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

As of December 31, 2018 and 2017 the Company had a receivable related to the ACP Re Credit Agreement of $127,692 and $126,173, respectively. The Company recorded interest income of $4,711, $4,654 and $7,593 for the years ended December 31, 2018, 2017 and 2016, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at December 31, 2018 and 2017 based on the collateral levels maintained.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $830 and $783 in rent for the years ended December 31, 2018 and 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $302 and $297 in rent for the years ended December 31, 2018 and 2017, respectively.

Use of the Company Aircraft

In April 2017, the Company and Barry Karfunkel, Chief Executive Officer of the Company, entered into a time sharing agreement for the use of the Company’s plane. During the years ended December 31, 2018 and 2017, Mr. Barry Karfunkel reimbursed the Company $29 and $93, respectively, for his personal use of the company-owned aircraft.

14. Commitments and Contingencies

Lease Commitments

The Company has various lease agreements for office space, store fronts and other assets. The Company is obligated under leases for office space and store fronts expiring at various dates through 2029. The office space and store fronts lease expense for the years ended December 31, 2018, 2017 and 2016 was $35,723, $35,435 and $24,772, respectively. Future minimum lease payments as of December 31, 2018, for each of the next five years and thereafter are as follows:

December 31,	Operating Leases	Capital Leases	Total
2019	$32,056	$11,146	$43,202
2020	26,583	10,951	37,534
2021	20,993	5,990	26,983
2022	16,571	959	17,530
2023	14,237	640	14,877
Thereafter	40,777	660	41,437
Total	$151,217	$30,346	$181,563

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

The Company is a defendant in a consolidated multi-district class action litigation in the United States District Court for the Central District of California alleging improper practices in the placement of insurance in the historical and no longer existing collateral protection insurance program for Wells Fargo. Management believes that the Company’s actions were, at all times, in compliance with applicable requirements and that the Company has a meritorious defense in the litigation. Management estimates the probable net pre-tax impact to the Company to resolve this matter is $10,000.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for bonuses, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

December 31,
2019	$4,928
2020	2,186
2021	990
2022	990
2023	355
Total	$9,449

15. Stockholders’ Equity

Common Stock

On November 19, 2018, the Company issued 5,750,000 shares of common stock in a public offering. The common stock offering was priced at $24 per share, resulting in net proceeds of approximately $132,230, after deducting underwriting discount and issuance expenses. Underwriting discount and issuance expenses of approximately $5,770 were charged to additional paid-in capital.

Preferred Stock

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

On July 11, 2018, the Company completed a private placement of 120 shares of a new series of preferred stock, par value $0.01 per share, designated as its Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (the “Series D Preferred Stock”), with a liquidation preference of $250,000 per share, for aggregate proceeds of $30,000. Holders of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Company’s board of directors, non-cumulative cash dividends per share at the per annum rate of 7.00% prior to July 15, 2023, and thereafter at the annual rate of six-month LIBOR plus 5.4941%. Dividends will be payable semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of the Company, at any time), the Series D Preferred Stock may be converted at the holder’s option into shares of the Company’s common stock at a conversion rate of 6,578.9474 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, which equates to an initial conversion price of $38 per share. In lieu of converting any shares of Series D Preferred Stock, the Company may, at its option, redeem such shares as described below.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

16. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $9,292, $8,049 and $5,251 for the years ended December 31, 2018, 2017 and 2016, respectively.

17. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to: (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements; (3) certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted; (4) limitation on net deferred tax assets created by the tax effects of temporary differences; (5) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (6) debt securities portfolios that are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Risk-Based Capital

Insurance companies in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of statutory capital and surplus maintained by an insurance company is to be determined on asset risk, underwriting risk and other risk factors. As of December 31, 2018 and 2017, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the U.S. exceeded the RBC requirements.

National General Re Ltd., the Company’s foreign reinsurance subsidiary, is a Class 3A insurer. As a result, the revised regulations require that the available statutory capital and surplus be equal to or exceed the value of both its Minimum Margin of Solvency (“MMS”) and the Enhanced Capital Requirement (“ECR”). The capital and solvency return will be filed with the Bermuda monetary authority on April 30, 2019 and the ECR based on the economic balance sheet will not be available until this filing is completed. The capital and surplus requirement is based on the statutory capital MMS prior to the ECR and the 25% of ECR criteria being calculated. The required MMS on this basis was $228,142 and $316,548 as of December 31, 2018 and 2017, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Statutory Financial Data

The following table presents the statutory capital and surplus for the Company’s property and casualty, and life insurance companies in accordance with SAP:

	December 31,
Statutory capital and surplus	2018	2017
Property and Casualty Insurance Companies:
Domestic	$1,359,042	$1,329,301
Foreign	656,205	686,784
Total	$2,015,247	$2,016,085
Life Insurance Companies:
Domestic	$41,939	$36,326
Foreign	49,763	60,650
Total	$91,702	$96,976

The following table presents the statutory net income (loss) for the Company’s property and casualty, and life insurance companies in accordance with SAP:

	Year Ended December 31,
Statutory net income (loss)	2018	2017	2016(1)
Property and Casualty Insurance Companies:
Domestic	$23,539	$190,607	$67,831
Foreign	47,411	(133,757)	6,470
Total	$70,950	$56,850	$74,301
Life Insurance Companies:
Domestic	$8,919	$10,148	$6,259
Foreign	(2,526)	(19,456)	3,414
Total	$6,393	$(9,308)	$9,673
(1) In 2016 the Company acquired seven domestic property and casualty insurance companies and one domestic life insurance company.

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements in accordance with SAP. As of December 31, 2018 and 2017, the Reciprocal Exchanges had combined statutory capital and surplus of $124,942 and $138,776, respectively. For the years ended December 31, 2018, 2017 and 2016, the Reciprocal Exchanges had combined SAP net income (loss) of $(24,357), $364 and $23,884, respectively. The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2018 and 2017, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels. The Reciprocal Exchanges are not owned by the Company, but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company.

Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $287,896 and $387,620 as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, there were $156,660, $339,398 and $29,500 of dividends and return of capital paid by the Company’s insurance subsidiaries to their parent company or the Company, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

18. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2018, 521,311 shares of the Company’s common stock remained available for grants under the Plans.

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

The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted and the RSUs vest over a period of three or four years. RSUs are net share settled. Under net settlement procedures, upon each settlement date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the settlement date as determined by the closing price of the Company’s common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities is reflected as a financing activity in the Consolidated Statements of Cash Flows. These shares withheld by the Company as a result of the net settlement of RSUs are no longer considered outstanding on a diluted basis, thereby reducing the Company’s diluted shares used to calculate earnings per share. These shares are available for future issuance under the Plans.

A summary of the stock option awards is shown below:

	Shares Subject to Options Outstanding
Year Ended December 31, 2018	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	3,450,585	$9.37
Exercised	(266,233)	7.43
Outstanding and exercisable at end of year	3,184,352	$9.53	4.0	$46,752

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $24.21, as reported on the Nasdaq Global Select Market on December 31, 2018.

No options were granted, forfeited or expired during the year ended December 31, 2018. The total intrinsic value of the options exercised during the years ended December 31, 2018, 2017 and 2016 was $5,011, $1,782 and $6,533, respectively. The total fair value of stock options vested for the years ended December 31, 2018, 2017 and 2016 was $783, $501 and $1,847, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the RSUs is shown below:

	RSUs
Year Ended December 31, 2018	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	845,459	$21.83
Granted	458,850	21.36
Vested	(351,914)	20.08
Forfeited	(13,600)	19.92
Non-vested at end of year	938,795	$22.28

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2018, 2017 and 2016 was $21.36, $24.06 and $20.11, respectively. The total fair value of the RSUs vested for the years ended December 31, 2018, 2017 and 2016 was $7,068, $3,661 and $1,714, respectively.

Compensation expense, included in general and administrative expenses, for all share-based compensation plans was $9,020, $8,324 and $8,221 for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had approximately $14,075 of unrecognized share-based compensation expense, all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years based on vesting under the award service conditions.

19. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to NGHC	$207,354	$105,845	$175,706
Preferred stock dividends - nonconvertible	(31,500)	(31,500)	(24,333)
Preferred stock dividends - convertible	(992)	—	—
Numerator for basic EPS	174,862	74,345	151,373
Effect of dilutive securities:
Preferred stock dividends - convertible	992	—	—
Numerator for diluted EPS - after assumed conversions	$175,854	$74,345	$151,373

Denominator:
Denominator for basic EPS - weighted-average shares outstanding	107,659,813	106,588,402	105,951,752
Effect of dilutive securities:
Employee stock options	2,053,681	1,947,546	1,891,083
RSUs	319,089	216,314	435,483
Convertible preferred stock	789,473	—	—
Dilutive potential common shares	3,162,243	2,163,860	2,326,566
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	110,822,056	108,752,262	108,278,318

Basic EPS	$1.62	$0.70	$1.43
Diluted EPS	$1.59	$0.68	$1.40

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

20. Segment Information

The Company currently operates two business segments, “Property and Casualty” and “Accident and Health.” The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment profits attributable to the performance of activities within the segment separately from the results of the Company’s investment portfolio. Other operating expenses allocated to the segments are called “General and administrative expenses” which are allocated on an actual basis except corporate salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as premiums, deferred acquisition costs, reinsurance recoverable, prepaid reinsurance premiums, intangible assets and goodwill, while the remaining assets are allocated to Corporate and Other.

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

The following tables summarize the results of operations of the operating segments:

	Year Ended December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,718,730	$698,109	$—	$5,416,839
Ceded premiums	(1,517,556)	(71,570)	—	(1,589,126)
Net premium written	3,201,174	626,539	—	3,827,713
Change in unearned premium	(85,385)	(10,126)	—	(95,511)
Net earned premium	3,115,789	616,413	—	3,732,202
Ceding commission income	217,694	7,003	—	224,697
Service and fee income	375,603	185,980	—	561,583
Total underwriting revenues	3,709,086	809,396	—	4,518,482
Underwriting expenses:
Loss and loss adjustment expense	2,340,881	321,345	—	2,662,226
Acquisition costs and other underwriting expenses	550,540	184,726	—	735,266
General and administrative expenses	726,238	201,808	10,000	938,046
Total underwriting expenses	3,617,659	707,879	10,000	4,335,538
Underwriting income	91,427	101,517	(10,000)	182,944
Net investment income	—	—	119,034	119,034
Net loss on investments	—	—	(29,545)	(29,545)
Interest expense	—	—	(51,425)	(51,425)
Provision for income taxes	—	—	(53,484)	(53,484)
Net (income) loss attributable to non-controlling interest	—	—	39,830	39,830
Net income attributable to NGHC	$91,427	$101,517	$14,410	$207,354

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,174,583	$581,402	$—	$4,755,985
Ceded premiums	(1,132,284)	(46,106)	—	(1,178,390)
Net premium written	3,042,299	535,296	—	3,577,595
Change in unearned premium	78,594	(2,013)	—	76,581
Net earned premium	3,120,893	533,283	—	3,654,176
Ceding commission income	115,443	1,013	—	116,456
Service and fee income	348,313	154,614	—	502,927
Total underwriting revenues	3,584,649	688,910	—	4,273,559
Underwriting expenses:
Loss and loss adjustment expense	2,307,619	318,463	—	2,626,082
Acquisition costs and other underwriting expenses	517,550	154,879	—	672,429
General and administrative expenses	741,499	171,497	—	912,996
Total underwriting expenses	3,566,668	644,839	—	4,211,507
Underwriting income	17,981	44,071	—	62,052
Net investment income	—	—	101,950	101,950
Net gain on investments	—	—	46,763	46,763
Other income (expense)	—	—	(198)	(198)
Interest expense	—	—	(47,086)	(47,086)
Provision for income taxes	—	—	(61,273)	(61,273)
Net (income) loss attributable to non-controlling interest	—	—	3,637	3,637
Net income attributable to NGHC	$17,981	$44,071	$43,793	$105,845

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2016
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$3,036,888	$464,010	$—	$3,500,898
Ceded premiums	(382,860)	(45,342)	—	(428,202)
Net premium written	2,654,028	418,668	—	3,072,696
Change in unearned premium	(73,284)	(4,241)	—	(77,525)
Net earned premium	2,580,744	414,427	—	2,995,171
Ceding commission income	44,269	1,331	—	45,600
Service and fee income	241,881	138,936	—	380,817
Total underwriting revenues	2,866,894	554,694	—	3,421,588
Underwriting expenses:
Loss and loss adjustment expense	1,791,070	301,210	—	2,092,280
Acquisition costs and other underwriting expenses	394,277	102,730	—	497,007
General and administrative expenses	580,815	128,333	—	709,148
Total underwriting expenses	2,766,162	532,273	—	3,298,435
Underwriting income	100,732	22,421	—	123,153
Net investment income	—	—	115,187	115,187
Net gain on investments	—	—	7,904	7,904
Other income	—	—	24,308	24,308
Interest expense	—	—	(40,180)	(40,180)
Provision for income taxes	—	—	(33,998)	(33,998)
Net (income) attributable to non-controlling interest	—	—	(20,668)	(20,668)
Net income attributable to NGHC	$100,732	$22,421	$52,553	$175,706

The following tables summarize the financial position of the operating segments:

	December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,245,530	$153,896	$386	$1,399,812
Deferred acquisition costs	226,188	25,220	—	251,408
Reinsurance recoverable	1,585,008	26,730	—	1,611,738
Prepaid reinsurance premiums	665,660	14	—	665,674
Intangible assets, net and Goodwill	443,163	116,957	—	560,120
Prepaid and other assets	20,941	22,472	111,545	154,958
Corporate and other assets	—	—	4,795,570	4,795,570
Total assets	$4,186,490	$345,289	$4,907,501	$9,439,280

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,177,350	$117,000	$29,971	$1,324,321
Deferred acquisition costs	198,283	18,106	—	216,389
Reinsurance recoverable	1,284,325	9,840	—	1,294,165
Prepaid reinsurance premiums	517,122	—	—	517,122
Intangible assets, net and Goodwill	464,153	114,070	—	578,223
Prepaid and other assets	21,141	35,608	99,081	155,830
Corporate and other assets	—	—	4,353,693	4,353,693
Total assets	$3,662,374	$294,624	$4,482,745	$8,439,743

The following table shows an analysis of the premiums by geographical location:

	Year Ended December 31,
	2018			2017			2016
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$4,817,658	$448,923	$5,266,581	$4,252,691	$383,773	$4,636,464	$3,156,393	$241,540	$3,397,933
Gross premium written - Europe	150,258	—	150,258	119,521	—	119,521	102,965	—	102,965
Total	$4,967,916	$448,923	$5,416,839	$4,372,212	$383,773	$4,755,985	$3,259,358	$241,540	$3,500,898

Net premium written - North America	$3,523,060	$183,565	$3,706,625	$3,282,425	$175,649	$3,458,074	$2,849,183	$120,548	$2,969,731
Net premium written - Europe	121,088	—	121,088	119,521	—	119,521	102,965	—	102,965
Total	$3,644,148	$183,565	$3,827,713	$3,401,946	$175,649	$3,577,595	$2,952,148	$120,548	$3,072,696

Net earned premium - North America	$3,434,386	$186,761	$3,621,147	$3,367,695	$169,871	$3,537,566	$2,787,244	$110,395	$2,897,639
Net earned premium - Europe	111,055	—	111,055	116,610	—	116,610	97,532	—	97,532
Total	$3,545,441	$186,761	$3,732,202	$3,484,305	$169,871	$3,654,176	$2,884,776	$110,395	$2,995,171

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of premiums by product type:

	Year Ended December 31,
Gross Premium Written	2018	2017	2016
Property and Casualty
Personal Auto	$2,637,176	$2,334,838	$1,548,365
Homeowners	688,006	558,827	410,565
RV/Packaged	208,394	187,475	165,919
Small Business Auto	319,299	316,958	257,075
Lender-placed insurance	363,056	345,354	376,058
Other	53,876	47,358	37,366
Property and Casualty	$4,269,807	$3,790,810	$2,795,348
Accident and Health	698,109	581,402	464,010
NGHC Total	$4,967,916	$4,372,212	$3,259,358

Reciprocal Exchanges
Personal Auto	$153,129	$132,844	$73,680
Homeowners	291,907	247,460	161,510
Other	3,887	3,469	6,350
Reciprocal Exchanges Total	$448,923	$383,773	$241,540

Total	$5,416,839	$4,755,985	$3,500,898

	Year Ended December 31,
Net Premium Written	2018	2017	2016
Property and Casualty
Personal Auto	$2,016,858	$1,824,932	$1,380,125
Homeowners	331,120	275,013	369,810
RV/Packaged	206,740	185,993	165,025
Small Business Auto	233,456	246,072	234,101
Lender-placed insurance	202,069	313,124	363,896
Other	27,366	21,516	20,523
Property and Casualty	$3,017,609	$2,866,650	$2,533,480
Accident and Health	626,539	535,296	418,668
NGHC Total	$3,644,148	$3,401,946	$2,952,148

Reciprocal Exchanges
Personal Auto	$61,759	$68,292	$44,661
Homeowners	120,875	105,536	71,367
Other	931	1,821	4,520
Reciprocal Exchanges Total	$183,565	$175,649	$120,548

Total	$3,827,713	$3,577,595	$3,072,696

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Earned Premium	2018	2017	2016
Property and Casualty
Personal Auto	$1,927,667	$1,828,304	$1,292,563
Homeowners	329,850	349,709	353,228
RV/Packaged	197,258	175,888	158,256
Small Business Auto	237,587	251,576	217,919
Lender-placed insurance	215,811	321,995	422,645
Other	20,855	23,550	25,738
Property and Casualty	$2,929,028	$2,951,022	$2,470,349
Accident and Health	616,413	533,283	414,427
NGHC Total	$3,545,441	$3,484,305	$2,884,776

Reciprocal Exchanges
Personal Auto	$59,923	$66,565	$42,225
Homeowners	125,806	101,648	61,748
Other	1,032	1,658	6,422
Reciprocal Exchanges Total	$186,761	$169,871	$110,395

Total	$3,732,202	$3,654,176	$2,995,171

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

21. Selected Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data:

	2018
	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,117,257	$1,135,106	$1,168,843	$1,186,765
Total expenses	1,045,035	1,091,655	1,097,096	1,153,177
Provision for income taxes	16,202	6,541	15,518	15,223
Net income	56,020	36,910	56,229	18,365
Net income attributable to NGHC	68,208	44,548	68,382	26,216
Net income attributable to NGHC common stockholders	60,333	36,673	60,507	17,349
Basic EPS	$0.57	$0.34	$0.56	$0.16
Diluted EPS	$0.55	$0.34	$0.55	$0.16

	2017
	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,101,854	$1,147,693	$1,105,783	$1,066,744
Total expenses	1,060,267	1,123,033	1,028,352	1,046,941
Provision for income taxes	10,789	11,487	18,475	20,522
Net income (loss)	30,798	13,173	58,956	(719)
Net income (loss) attributable to NGHC	36,923	13,332	57,645	(2,055)
Net income (loss) attributable to NGHC common stockholders	29,048	5,457	49,770	(9,930)
Basic EPS	$0.27	$0.05	$0.47	$(0.09)
Diluted EPS	$0.27	$0.05	$0.46	$(0.09)

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2018	Cost(1)	Value	Amount at which shown in the Balance Sheet
Debt Securities:
Bonds:
U.S. government and government agencies and authorities	$102,671	$103,068	$103,068
States, municipalities and political subdivisions	274,367	272,197	272,197
Foreign governments	151,443	152,366	152,366
Public utilities	28,161	28,008	28,008
All other corporate bonds(2)	3,057,967	3,005,393	3,005,393
Certificates of deposit	20,252	20,252	20,252
Total Debt Securities	3,634,861	3,581,284	3,581,284

Equity Securities:
Common stock:
Industrial, miscellaneous and all other	31,213	10,949	10,949
Total Equity Securities	31,213	10,949	10,949

Other Investments(3)	52,301	52,301	52,301
Other Short-term Investments(3)	348,549	348,549	348,549
Total Investments (other than investments in related parties)	$4,066,924	$3,993,083	$3,993,083

(1)	Original cost of equity securities and, as to debt securities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)	Includes structured securities, residential and commercial mortgage-backed securities.

(3)	Approximates market value.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands)

	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost - $79,454 and $27,695)	$78,365	$27,538
Short-term investments	117,135	—
Other investments	4,310	4,250
Equity investment in subsidiaries	2,491,024	2,471,989
Total investments	2,690,834	2,503,777
Cash and cash equivalents	3,956	4,029
Accrued investment income	728	228
Software, net	172,943	186,716
Prepaid and other assets	30,688	41,034
Total assets	$2,899,149	$2,735,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$94,997	$149,817
Debt	603,281	632,542
Total liabilities	$698,278	$782,359
Stockholders’ equity:
Total stockholders’ equity	$2,200,871	$1,953,425
Total liabilities and stockholders’ equity	$2,899,149	$2,735,784

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Service and fee income	$44,932	$9,256	$—
Investment income	1,205	3,004	8,777
Net gain (loss) on investments	(1,571)	4,032	793
Equity in undistributed net income of subsidiaries and partially-owned companies	232,101	116,367	218,639
Total revenues	276,667	132,659	228,209
Expenses:
Interest expense	39,380	40,954	38,817
Other (income) expense, net	30,847	7,236	(4,246)
Total expenses	70,227	48,190	34,571
Income before provision (benefit) for income taxes	206,440	84,469	193,638
Provision (benefit) for income taxes	(914)	(21,376)	17,932
Net income attributable to NGHC	207,354	105,845	175,706
Dividends on preferred stock	(32,492)	(31,500)	(24,333)
Net income attributable to NGHC common stockholders	$174,862	$74,345	$151,373

Net income attributable to NGHC	$207,354	$105,845	$175,706
Other comprehensive income (loss), net of tax	(44,054)	(19,587)	30,889
Comprehensive income attributable to NGHC	$163,300	$86,258	$206,595

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income attributable to NGHC	$207,354	$105,845	$175,706
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	1,571	(4,032)	(793)
Depreciation and amortization	20,668	4,799	—
Net amortization of premium net of discount on debt securities	581	842	1,008
Stock-compensation expense	9,020	8,324	8,221
Equity in undistributed net income of subsidiaries and partially-owned companies	(232,101)	(116,367)	(230,279)
Changes in assets and liabilities:
Accrued investment income	(500)	6	624
Other assets	23,334	(13,007)	(23,966)
Other liabilities	8,993	(6,057)	14,098
Net cash provided by (used in) operating activities	38,920	(19,647)	(55,381)
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(70,308)	(235,837)	(478,502)
Short-term investments	(342,137)	—	—
Premises and equipment	(73,563)	(58,181)	—
Proceeds from:
Sale and maturity of debt securities, available-for-sale	18,260	250,102	672,323
Sale of short-term investments	225,395	—	—
Investment in subsidiaries	130,772	126,051	(297,164)
Acquisition of subsidiaries, net of cash	(9,875)	(210)	—
Net cash (used in) provided by investing activities	(121,456)	81,925	(103,343)
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	—	—	(52,484)
Proceeds from debt	—	140,000	50,000
Repayments of debt and return of capital	(30,000)	(172,794)	(150)
Issuances of common and preferred stock, net of fees	162,120	—	198,460
Issuance of common stock — employee share options	1,978	1,259	5,140
Taxes paid related to net share settlement of equity awards	(3,024)	(1,773)	(919)
Dividends paid to common and preferred shareholders	(48,611)	(48,550)	(34,356)
Net cash provided by (used in) financing activities	82,463	(81,858)	165,691
Net (decrease) increase in cash and cash equivalents	(73)	(19,580)	6,967
Cash and cash equivalents, beginning of the year	4,029	23,609	16,642
Cash and cash equivalents, end of the year	$3,956	$4,029	$23,609

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES — PARENT COMPANY ONLY

1. Basis of Presentation

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent-company-only financial statements should be read in conjunction with the Company’s Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to the current-year presentation.

2. Debt

For information relating to debt, see Note 12, “Debt” in the notes to the Company’s Consolidated Financial Statements.

3. Dividends

For information relating to cash dividends paid to the registrant or the Company by its consolidated subsidiaries and investees accounted for by the equity method, see Note 17, “Statutory Financial Data, Risk-Based Capital and Dividend Restrictions” in the notes to the Company’s Consolidated Financial Statements.

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

	As of December 31,			Year Ended December 31,
Segment	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2018
Property and casualty	$226,188	$2,685,879	$2,120,283	$3,115,789	$—	$2,340,881	$495,009	$55,531	$3,201,174
Accident and health	25,220	271,280	36,554	616,413	—	321,345	15,784	168,942	626,539
Corporate and other	—	—	—	—	119,034	—	—	—	—
Total	$251,408	$2,957,159	$2,156,837	$3,732,202	$119,034	$2,662,226	$510,793	$224,473	$3,827,713

2017
Property and casualty	$198,283	$2,413,904	$1,886,359	$3,120,893	$—	$2,307,619	$487,740	$29,810	$3,042,299
Accident and health	18,106	249,653	37,226	533,283	—	318,463	22,149	132,730	535,296
Corporate and other	—	—	—	—	101,950	—	—	—	—
Total	$216,389	$2,663,557	$1,923,585	$3,654,176	$101,950	$2,626,082	$509,889	$162,540	$3,577,595

2016
Property and casualty	$207,597	$2,073,466	$1,613,213	$2,580,744	$—	$1,791,070	$365,802	$28,475	$2,654,028
Accident and health	13,325	200,400	22,412	414,427	—	301,210	45,199	57,531	418,668
Corporate and other	—	—	—	—	115,187	—	—	—	—
Total	$220,922	$2,273,866	$1,635,625	$2,995,171	$115,187	$2,092,280	$411,001	$86,006	$3,072,696

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Year Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2018
Earned Premiums	$5,049,512	$(1,440,575)	$123,265	$3,732,202	3.3%

2017
Earned Premiums	$4,233,184	$(818,238)	$239,230	$3,654,176	6.5%

2016
Earned Premiums	$2,718,103	$(410,761)	$687,829	$2,995,171	23.0%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Year Ended December 31,	Balance at beginning of the year	Charge (Benefit) to costs and expenses	Charge to other accounts	Additions (Deductions)	Balance at end of the year
2018
Allowance for uncollectible accounts	$18,546	$74,214	$—	$(72,552)	$20,208
Valuation allowance for deferred taxes	5,410	54,934	—	—	60,344
2017
Allowance for uncollectible accounts	$16,219	$63,819	$—	$(61,492)	$18,546
Valuation allowance for deferred taxes	7,135	(1,725)	—	—	5,410
2016
Allowance for uncollectible accounts	$13,433	$35,356	$—	$(32,570)	$16,219
Valuation allowance for deferred taxes	17,295	(10,160)	—	—	7,135

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2018	$2,696,260	$(34,034)	$2,515,237

2017	$2,618,733	$7,349	$2,491,881

2016	$2,078,742	$13,538	$1,926,797