Form 10-Q
period 2019-03-31
National General Holdings Corp.
filed 2019-05-06
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NGHC	The Nasdaq Stock Market LLC
7.50% Non-Cumulative Preferred Stock, Series A	NGHCP	The Nasdaq Stock Market LLC
Depositary Shares, each Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B	NGHCO	The Nasdaq Stock Market LLC
Depositary Shares, each Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C	NGHCN	The Nasdaq Stock Market LLC
7.625% Subordinated Notes due 2055	NGHCZ	The Nasdaq Stock Market LLC

As of May 2, 2019, the number of common shares of the registrant outstanding was 113,168,026.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $299,282 and $297,083)	$3,635,347	$3,561,032
Equity securities, at fair value	10,285	10,949
Short-term investments (Exchanges - $19,632 and $17,328)	390,052	348,549
Other investments (related parties - $233,555 and $233,723)	305,971	306,276
Total investments	4,341,655	4,226,806
Cash and cash equivalents	188,064	193,858
Restricted cash and cash equivalents (Exchanges - $293 and $200)	32,208	39,725
Accrued investment income (related parties - $1,188 and $2,362) (Exchanges - $2,135 and $1,596)	26,451	27,177
Premiums and other receivables, net (Exchanges - $60,293 and $61,327)	1,608,251	1,399,812
Deferred acquisition costs (Exchanges - $20,305 and $20,007)	268,177	251,408
Reinsurance recoverable (related parties - $6,136 and $7,425) (Exchanges - $125,722 and $117,068)	1,489,565	1,611,738
Prepaid reinsurance premiums (Exchanges - $127,210 and $136,433)	637,024	665,674
Premises and equipment, net (Exchanges - $1,183 and $1,695)	413,180	308,004
Intangible assets, net (Exchanges - $3,360 and $3,405)	372,812	379,937
Goodwill	180,183	180,183
Prepaid and other assets (Exchanges - $5,592 and $4,581)	73,997	154,958
Total assets	$9,631,567	$9,439,280

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	March 31,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $196,022 and $178,470)	$2,870,323	$2,957,159
Unearned premiums and other revenue (Exchanges - $258,701 and $265,763)	2,440,280	2,280,728
Reinsurance payable (Exchanges - $31,579 and $40,393)	524,859	656,265
Accounts payable and accrued expenses (related parties - $19,196 and $69,874) (Exchanges - $6,160 and $7,720)	362,267	398,058
Debt	710,196	705,795
Other liabilities (Exchanges - $58,539 and $61,640)	392,160	240,404
Total liabilities	$7,300,085	$7,238,409
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 113,137,346 shares - 2019; authorized 150,000,000 shares, issued and outstanding 112,940,595 shares - 2018.	$1,131	$1,129
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2019; authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2018. Aggregate liquidation preference $450,000 - 2019, $450,000 - 2018.	450,000	450,000
Additional paid-in capital	1,058,061	1,057,783
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(17,825)	(14,461)
Unrealized gain (loss) on investments, net of tax	18,406	(37,669)
Total accumulated other comprehensive income (loss)	581	(52,130)
Retained earnings	843,415	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,353,188	2,220,838
Non-controlling interest	(21,706)	(19,967)
Total stockholders’ equity	$2,331,482	$2,200,871
Total liabilities and stockholders’ equity	$9,631,567	$9,439,280

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net earned premium	$964,157	$905,538
Ceding commission income	69,534	44,468
Service and fee income	165,507	142,122
Net investment income	33,445	25,011
Net gain on investments	22	118
Total revenues	1,232,665	1,117,257
Expenses:
Loss and loss adjustment expense	651,809	634,166
Acquisition costs and other underwriting expenses	211,918	168,710
General and administrative expenses	248,094	231,005
Interest expense	12,999	11,154
Total expenses	1,124,820	1,045,035
Income before provision for income taxes	107,845	72,222
Provision for income taxes	22,506	16,202
Net income	85,339	56,020
Net (income) loss attributable to non-controlling interest	6,419	12,188
Net income attributable to NGHC	91,758	68,208
Dividends on preferred stock	(7,875)	(7,875)
Net income attributable to NGHC common stockholders	$83,883	$60,333

Earnings per common share (“EPS”):
Basic EPS	$0.74	$0.57
Diluted EPS	$0.72	$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$85,339	$56,020

Other comprehensive income:
Foreign currency translation adjustment	(4,253)	(907)
Income tax effect	889	188
Total foreign currency translation adjustment, net of tax	(3,364)	(719)

Gross unrealized gain (loss) on investments before reclassifications	76,785	(53,206)
Income tax effect	(16,125)	11,173
Total change in net unrealized gain (loss) on investments, net of tax	60,660	(42,033)
Reclassification adjustments for investments gain/loss to net income:
Net realized loss on investments	120	2
Income tax effect	(25)	—
Total loss on investments reclassifications to net income, net of tax	95	2

Other comprehensive income (loss) before income tax effect	72,652	(54,111)
Income tax effect	(15,261)	11,361
Other comprehensive income (loss), net of tax	57,391	(42,750)
Comprehensive income	142,730	13,270
Comprehensive (income) loss attributable to non-controlling interest	1,739	17,292
Comprehensive income attributable to NGHC	$144,469	$30,562

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares and Per Share Data)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2019	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	—	—	91,758	(6,419)	85,339
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,364)	—	—	(3,364)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	56,075	—	4,680	60,755
Common stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(4,524)	—	(4,524)
Preferred stock dividends declared (Series A - $0.46875, Series B and C - $18.75 and Series D - $0 per share)	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	292,276	2	—	—	91	—	—	—	93
Shares withheld related to net share settlement	(95,525)	—	—	—	(2,435)	—	—	—	(2,435)
Stock-based compensation	—	—	—	—	2,622	—	—	—	2,622
Balance March 31, 2019	113,137,346	$1,131	2,565,120	$450,000	$1,058,061	$581	$843,415	$(21,706)	$2,331,482

	Three Months Ended March 31, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	68,208	(12,188)	56,020
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(719)	—	—	(719)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(36,927)	—	(5,104)	(42,031)
Common stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(4,277)	—	(4,277)
Preferred stock dividends declared (Series A - $0.46875, and Series B and C - $18.75)	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	251,491	2	—	—	490	—	—	—	492
Shares withheld related to net share settlement	(61,573)	—	—	—	(1,342)	—	—	—	(1,342)
Stock-based compensation	—	—	—	—	2,130	—	—	—	2,130
Balance March 31, 2018	106,887,566	$1,069	2,565,000	$420,000	$919,029	$(45,722)	$662,713	$7,564	$1,964,653

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$85,339	$56,020
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	(22)	(118)
Bad debt expense	20,967	20,184
Depreciation and amortization	27,135	20,141
Stock-compensation expense	2,622	2,130
Other, net	(1,251)	(7,088)
Changes in assets and liabilities:
Accrued investment income	658	(1,082)
Premiums and other receivables	(228,239)	(200,150)
Deferred acquisition costs	(17,020)	(20,755)
Reinsurance recoverable	121,500	(40,537)
Prepaid reinsurance premiums	28,058	(11,648)
Prepaid expenses and other assets	82,591	38,712
Unpaid loss and loss adjustment expense reserves	(83,073)	17,044
Unearned premiums and other revenue	161,680	213,465
Reinsurance payable	(130,353)	39,036
Accounts payable and accrued expenses	9,458	(52,811)
Other liabilities	35,160	(20,601)
Net cash provided by operating activities	115,210	51,942
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(94,525)	(310,241)
Short-term investments	(678,000)	(906,325)
Other investments	(110)	(2,979)
Premises and equipment	(57,622)	(5,716)
Proceeds from:
Sale and maturity of debt securities, available-for-sale	83,138	193,733
Sale of equity securities	1,700	—
Sale of short-term investments	637,682	904,788
Sale and return of other investments	1,105	109,793
Net cash used in investing activities	$(106,632)	$(16,947)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Payments of debt issuance costs	$(1,726)	$—
Repayments of debt and principal payments under capital leases obligations	(3,034)	—
Issuance of common stock — employee share options	93	492
Taxes paid related to net share settlement of equity awards	(2,435)	(1,342)
Dividends paid to common shareholders	(4,518)	(4,268)
Dividends paid to preferred shareholders	(8,867)	(7,875)
Net cash used in financing activities	(20,487)	(12,993)
Effect of exchange rate changes on cash and cash equivalents	(1,402)	(1,433)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,311)	20,569
Cash, cash equivalents, and restricted cash at beginning of the period	233,583	357,484
Cash, cash equivalents, and restricted cash at end of the period	$220,272	$378,053

Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	$4,524	$4,277
Accrued preferred stock dividends	7,875	7,875

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC on February 25, 2019. The balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date.

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

As of December 31, 2018, the Company reclassified finance lease liabilities in the amount of $30,346 from “Other liabilities” to “Debt” on the Condensed Consolidated Balance Sheets to conform to the current-year presentation.

A detailed description of the Company’s significant accounting policies and management judgments is located in the notes to the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

2. Recent Accounting Pronouncements

Adopted During 2019

Standard	Description	Date of Adoption	Effect on the Company
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
January 1, 2019
The Company adopted the standard as of the beginning of the year of adoption using the modified retrospective transition approach and did not adjust prior comparative periods. The Company recorded the recognition of the ROU asset and lease liability net of deferred rent and inducement costs in both total assets and liabilities in the Condensed Consolidated Balance Sheets of $85,000, net of the deferred tax impact. The adoption of this guidance did not have a material effect on the Company’s Condensed Consolidated Statements of Income and had no impact on cash flows. See Note 9, “Leases” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Not Yet Adopted

With the exception of the adopted or not yet adopted accounting pronouncements discussed here, there have been no recent accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the three months ended March 31, 2019, as compared to those described in Note 2, “Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance, or potential significance, to the Company.

Standard	Description	Effective Date	Effect on the Company
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
January 1, 2020
Based on the financial instruments currently held by the Company, it does not expect a material effect on the Company’s consolidated financial condition, results of operations, cash flows and disclosures if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s consolidated financial condition, results of operations, cash flows and disclosures at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time. The Company’s implementation and evaluation process to date includes, but is not limited to, identifying the financial assets within the scope of the guidance and assessing models for the relevant financial assets.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
This standard establishes a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value. Early adoption is permitted for interim or annual goodwill impairment tests.
January 1, 2020
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$61,814	$1,348	$(179)	$62,983
Federal agencies	25,611	22	(17)	25,616
States and political subdivision bonds	258,204	3,222	(523)	260,903
Foreign government	142,324	2,894	—	145,218
Corporate bonds	1,332,739	23,098	(6,287)	1,349,550
Residential mortgage-backed securities	937,003	3,844	(9,837)	931,010
Commercial mortgage-backed securities	547,557	14,281	(4,766)	557,072
Asset-backed securities	61,198	941	(53)	62,086
Structured securities	245,552	179	(4,822)	240,909
Total	$3,612,002	$49,829	$(26,484)	$3,635,347
NGHC	$3,312,760	$47,687	$(24,382)	$3,336,065
Reciprocal Exchanges	299,242	2,142	(2,102)	299,282
Total	$3,612,002	$49,829	$(26,484)	$3,635,347

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$64,829	$1,026	$(262)	$65,593
Federal agencies	37,842	22	(389)	37,475
States and political subdivision bonds	274,367	1,369	(3,539)	272,197
Foreign government	151,443	993	(70)	152,366
Corporate bonds	1,283,061	3,094	(25,450)	1,260,705
Residential mortgage-backed securities	944,365	716	(19,965)	925,116
Commercial mortgage-backed securities	548,192	3,757	(6,974)	544,975
Asset-backed securities	60,563	705	(121)	61,147
Structured securities	249,947	99	(8,588)	241,458
Total	$3,614,609	$11,781	$(65,358)	$3,561,032
NGHC	$3,311,639	$11,206	$(58,896)	$3,263,949
Reciprocal Exchanges	302,970	575	(6,462)	297,083
Total	$3,614,609	$11,781	$(65,358)	$3,561,032

As of March 31, 2019 and December 31, 2018, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2019, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,231	$30,138	$300	$300	$30,531	$30,438
Due after one year through five years	803,464	811,067	157,364	156,838	960,828	967,905
Due after five years through ten years	775,802	788,585	44,621	45,048	820,423	833,633
Due after ten years	242,711	241,384	11,751	11,819	254,462	253,203
Mortgage-backed securities	1,460,552	1,464,891	85,206	85,277	1,545,758	1,550,168
Total	$3,312,760	$3,336,065	$299,242	$299,282	$3,612,002	$3,635,347

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$17,811	$(5)	$19,397	$(174)	$37,208	$(179)
Federal agencies	4,897	(3)	719	(14)	5,616	(17)
States and political subdivision bonds	9,247	(32)	73,312	(491)	82,559	(523)
Foreign government	500	—	—	—	500	—
Corporate bonds	50,725	(196)	368,397	(6,091)	419,122	(6,287)
Residential mortgage-backed securities	91,162	(1,655)	485,077	(8,182)	576,239	(9,837)
Commercial mortgage-backed securities	—	—	151,359	(4,766)	151,359	(4,766)
Asset-backed securities	340	—	1,752	(53)	2,092	(53)
Structured securities	165,574	(3,796)	21,169	(1,026)	186,743	(4,822)
Total	$340,256	$(5,687)	$1,121,182	$(20,797)	$1,461,438	$(26,484)
NGHC	$315,312	$(5,452)	$965,236	$(18,930)	$1,280,548	$(24,382)
Reciprocal Exchanges	24,944	(235)	155,946	(1,867)	180,890	(2,102)
Total	$340,256	$(5,687)	$1,121,182	$(20,797)	$1,461,438	$(26,484)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$474	$(2)	$21,540	$(260)	$22,014	$(262)
Federal agencies	23,729	(351)	1,493	(38)	25,222	(389)
States and political subdivision bonds	57,090	(902)	119,759	(2,637)	176,849	(3,539)
Foreign government	45,748	(70)	—	—	45,748	(70)
Corporate bonds	586,359	(12,891)	321,115	(12,559)	907,474	(25,450)
Residential mortgage-backed securities	234,396	(1,637)	551,623	(18,328)	786,019	(19,965)
Commercial mortgage-backed securities	13,229	(239)	148,700	(6,735)	161,929	(6,974)
Asset-backed securities	25,978	(78)	1,494	(43)	27,472	(121)
Structured securities	222,154	(8,136)	6,167	(452)	228,321	(8,588)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)
NGHC	$1,115,823	$(22,668)	$1,018,975	$(36,228)	$2,134,798	$(58,896)
Reciprocal Exchanges	93,334	(1,638)	152,916	(4,824)	246,250	(6,462)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)

There were 857 and 1,662 individual security lots at March 31, 2019 and December 31, 2018, respectively, that accounted for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. As of March 31, 2019 and December 31, 2018, of the $20,797 and $41,052, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those securities were greater than or equal to 25% of its amortized cost.

Factors influencing management’s determination that none of these securities were OTTI included the length of time and/or magnitude of unrealized losses in relation to cost, the nature of the investment, the current financial condition of the issuer and its future prospects, the ability to recover to cost in the near term, and management’s intent not to sell these securities and it being more likely than not that the Company will not be required to sell these investments before anticipated recovery of fair value to the Company’s cost basis. The Company regularly monitors its investments that have fair values less than cost or amortized cost for indicators of OTTI, an assessment that requires management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported.

The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on debt securities reported above were primarily caused by the effects of the interest rate environment. Therefore, the Company does not believe the unrealized losses represent an OTTI as of March 31, 2019 and December 31, 2018.

(c) Equity Securities

The fair values of equity securities were as follows:

	March 31, 2019	December 31, 2018
Common stock	$10,285	$10,949
Total	$10,285	$10,949
NGHC	$10,285	$10,949
Reciprocal Exchanges	—	—
Total	$10,285	$10,949

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2019	2018
Cash and short-term investments	$1,497	$187
Debt securities	29,467	24,256
Equity securities	2	155
Other, net (related parties - $254 and $(295))	3,506	1,821
Investment income	34,472	26,419
Investment expenses	(1,027)	(1,408)
Net investment income	$33,445	$25,011
NGHC	$31,275	$22,867
Reciprocal Exchanges	2,170	2,144
Net investment income	$33,445	$25,011

(e) Net Realized Gains (Losses)

The table below indicates realized gains and losses on investments, including foreign exchange. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Three Months Ended March 31,
	2019	2018
Debt securities, available-for-sale:
Gross gains	$136	$1,169
Gross losses	(256)	(1,171)
Net realized gain (loss) on debt securities, available-for-sale	(120)	(2)
Equity securities	1,036	(1,048)
Short-term and other investments	(1)	(4)
Foreign currency transactions	(893)	1,172
Net realized gain on investments	$22	$118
NGHC	$766	$249
Reciprocal Exchanges	(744)	(131)
Net realized gain on investments	$22	$118

Net gains and losses recognized during the reporting period on equity securities still held at the reporting date were as follows:

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized during the period	$1,036	$(1,048)
Less: Net gains (losses) recognized during the period on securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on securities still held at the reporting date	$1,036	$(1,048)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(f) Credit Quality of Investments

The tables below summarize the credit quality of debt securities, as rated by Standard & Poor’s (“S&P”). If a security is not rated by S&P, an S&P equivalent is determined based on ratings from similar rating agencies. Securities that are not rated are included in the “BB+ and lower” category.

	NGHC			Reciprocal Exchanges
March 31, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$48,823	$49,736	1.5%	$12,991	$13,247	4.4%
AAA	574,775	589,125	17.7%	18,283	18,408	6.2%
AA, AA+, AA-	1,368,935	1,363,545	40.9%	129,590	129,337	43.2%
A, A+, A-	615,601	621,717	18.6%	127,511	127,668	42.7%
BBB, BBB+, BBB-	664,992	673,198	20.2%	10,835	10,590	3.5%
BB+ and lower	39,634	38,744	1.1%	32	32	—%
Total	$3,312,760	$3,336,065	100.0%	$299,242	$299,282	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2018	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,122	$52,759	1.6%	$12,707	$12,834	4.3%
AAA	586,639	589,078	18.0%	18,335	18,109	6.1%
AA, AA+, AA-	1,385,709	1,358,528	41.6%	142,525	140,114	47.2%
A, A+, A-	591,219	581,106	17.8%	118,535	115,618	38.9%
BBB, BBB+, BBB-	653,645	641,554	19.7%	10,834	10,374	3.5%
BB+ and lower	42,305	40,924	1.3%	34	34	—%
Total	$3,311,639	$3,263,949	100.0%	$302,970	$297,083	100.0%

The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

March 31, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	4.4%	24.1%	14.5%	0.7%	$589,699	43.7%
Industrials	0.4%	5.5%	21.3%	26.5%	0.6%	733,355	54.3%
Utilities/Other	—%	—%	1.6%	0.4%	—%	26,496	2.0%
Total	0.4%	9.9%	47.0%	41.4%	1.3%	$1,349,550	100.0%
NGHC	—%	6.7%	37.6%	40.6%	1.3%	$1,163,549	86.2%
Reciprocal Exchanges	0.4%	3.2%	9.4%	0.8%	—%	186,001	13.8%
Total	0.4%	9.9%	47.0%	41.4%	1.3%	$1,349,550	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	4.3%	23.1%	14.2%	0.9%	$535,373	42.5%
Industrials	0.4%	6.1%	21.5%	26.7%	0.6%	697,324	55.3%
Utilities/Other	—%	—%	1.8%	0.4%	—%	28,008	2.2%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%
NGHC	—%	6.3%	37.3%	40.6%	1.4%	$1,079,099	85.6%
Reciprocal Exchanges	0.4%	4.1%	9.1%	0.7%	0.1%	181,606	14.4%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$188,064	$193,858
Restricted cash and cash equivalents	32,208	39,725
Total cash, cash equivalents and restricted cash	$220,272	$233,583

Restricted investments are as follows:

	March 31, 2019	December 31, 2018
Securities on deposit with state regulatory authorities	$76,215	$73,119
Restricted investments to trusts in certain reinsurance transactions	66,894	70,470
Total restricted investments	$143,109	$143,589

(h) Short-term and Other Investments

Short-term investments include investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments also consist of commercial paper, U.S. Treasury bills and money market funds that are held within the Company’s longer term investment portfolios.

The table below summarizes the composition of other investments:

	March 31, 2019	December 31, 2018
Equity method investments (related parties - $105,097 and $106,031)	$142,707	$142,921
Notes receivable (related parties - $128,458 and $127,692)	129,474	128,893
Long-term Certificates of Deposit (CDs), at cost	20,151	20,252
Investments, at fair value	5,971	6,542
Investments, at cost or amortized cost	7,668	7,668
Total	$305,971	$306,276

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

The Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For both the three months ended March 31, 2019 and 2018, the Company did not record OTTI on other investments.

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

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% non-controlling equity interest in a limited partnership. As of March 31, 2019, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

The following table presents the Company’s 50% investment activity in the LSC Entity:

	Three Months Ended March 31,
	2019	2018
Beginning of the period	$48,324	$160,683
Distributions	—	(107,035)
Contributions	—	2,000
Equity in earnings (losses)	586	700
Change in equity method investments	586	(104,335)
End of the period	$48,910	$56,348

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $742 and $722 in rent for the three months ended March 31, 2019 and 2018, respectively. The Company’s equity interest in 800 Superior, LLC as of March 31, 2019 and December 31, 2018 was $510 and $816, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(306) and $(1,070), respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

East Ninth & Superior, LLC

The Company holds an investment in East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of March 31, 2019 and December 31, 2018 was $4,322 and $4,309, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded equity in earnings (losses) from East Ninth & Superior of $13 and $16, respectively.

North Dearborn Building Company, L.P.

The Company holds an investment in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each hold a 45% limited partnership interest in North Dearborn, while NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of March 31, 2019 and December 31, 2018 was $6,186 and $6,214, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded equity in earnings (losses) from North Dearborn of $(28) and $(9), respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $555 and $574 in rent for the three months ended March 31, 2019 and 2018, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of March 31, 2019 and December 31, 2018 was $816 and $793, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $23 and $2, respectively.

Illinois Center Building, L.P.

The Company holds an investment in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each hold a 37.5% limited partnership interest in Illinois Center, while ACP Re holds a 15.0% limited partnership interest. NA Advisors holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of March 31, 2019 and December 31, 2018 was $44,353 and $45,575, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded equity in earnings (losses) from Illinois Center of $(1,222) and $(1,109), respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of March 31, 2019 and December 31, 2018. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$62,983	$—	$—	$62,983
Federal agencies	25,616	—	—	25,616
States and political subdivision bonds	—	257,243	3,660	260,903
Foreign government	—	145,218	—	145,218
Corporate bonds	—	1,337,716	11,834	1,349,550
Residential mortgage-backed securities	—	931,010	—	931,010
Commercial mortgage-backed securities	—	557,072	—	557,072
Asset-backed securities	—	62,086	—	62,086
Structured securities	—	240,909	—	240,909
Total available-for-sale debt securities	88,599	3,531,254	15,494	3,635,347
Equity securities:
Common stock	9,068	—	1,217	10,285
Total equity securities	9,068	—	1,217	10,285
Short-term investments	390,052	—	—	390,052
Other investments	—	—	5,971	5,971
Total	$487,719	$3,531,254	$22,682	$4,041,655
NGHC	$454,840	$3,245,219	$22,682	$3,722,741
Reciprocal Exchanges	32,879	286,035	—	318,914
Total	$487,719	$3,531,254	$22,682	$4,041,655

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$65,593	$—	$—	$65,593
Federal agencies	37,475	—	—	37,475
States and political subdivision bonds	—	268,601	3,596	272,197
Foreign government	—	152,366	—	152,366
Corporate bonds	—	1,248,938	11,767	1,260,705
Residential mortgage-backed securities	—	925,116	—	925,116
Commercial mortgage-backed securities	—	544,975	—	544,975
Asset-backed securities	—	61,147	—	61,147
Structured securities	—	241,458	—	241,458
Total available-for-sale debt securities	103,068	3,442,601	15,363	3,561,032
Equity securities:
Common stock	9,898	—	1,051	10,949
Total equity securities	9,898	—	1,051	10,949
Short-term investments	348,549	—	—	348,549
Other investments	—	—	6,542	6,542
Total	$461,515	$3,442,601	$22,956	$3,927,072
NGHC	$429,502	$3,160,203	$22,956	$3,612,661
Reciprocal Exchanges	32,013	282,398	—	314,411
Total	$461,515	$3,442,601	$22,956	$3,927,072

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Common stock	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$1,051	$6,542	$22,956
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	166	(571)	(405)
Included in other comprehensive income(2)	64	67	—	—	131
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Balance as of March 31, 2019	$3,660	$11,834	$1,217	$5,971	$22,682
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$166	$(571)	$(405)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$64	$67	$—	$—	$131

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Common stock	Preferred stock	Other investments	Total
Balance as of January 1, 2018	$4,081	$24,545	$5,052	$270	$10,782	$44,730
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	(1,186)	12	794	(380)
Included in other comprehensive income(2)	46	(32)	—	—	—	14
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(526)	(526)
Balance as of March 31, 2018	$4,127	$24,513	$3,866	$282	$11,050	$43,838
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(1,186)	$12	$794	$(380)
(1) Gains and losses recognized in net income are reported within Net investment income.
(2) Gains and losses recognized in other comprehensive income are reported within unrealized gains (losses) on investments, net of tax.

During the three months ended March 31, 2019 and 2018, there were no transfers between Level 2 and Level 3.

At March 31, 2019 and December 31, 2018, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying Condensed Consolidated Balance Sheets for these financial instruments represents the carrying value of the debt. See Note 8, “Debt” for additional information.

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding capital lease liabilities, as well as the input level used to determine the fair value are indicated below:

		March 31, 2019		December 31, 2018
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,863	$102,000	$96,842	$90,400

6.75% Notes	Level 3	346,600	357,879	346,439	353,756
Subordinated Debentures	Level 3	72,168	72,114	72,168	72,109
Credit Agreement	Level 3	—	—	160,000	163,222
2019 Credit Agreement	Level 3	160,000	168,964	—	—

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended March 31,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Beginning of the period	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389
Additions	145,979	25,101	171,080	139,132	5,940	145,072
Amortization	(136,008)	(18,303)	(154,311)	(120,332)	(7,529)	(127,861)
Change in DAC	9,971	6,798	16,769	18,800	(1,589)	17,211
End of the period	$236,159	$32,018	$268,177	$217,083	$16,517	$233,600
NGHC	$215,854	$32,018	$247,872	$195,448	$16,517	$211,965
Reciprocal Exchanges	20,305	—	20,305	21,635	—	21,635
End of the period	$236,159	$32,018	$268,177	$217,083	$16,517	$233,600

6. Unpaid Losses and Loss Adjustment Expense Reserves

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below show the roll forward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Three Months Ended March 31, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the period	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the period	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	530,549	95,601	626,150	39,973	666,123
Prior year	(5,514)	(10,852)	(16,366)	2,052	(14,314)
Total incurred	525,035	84,749	609,784	42,025	651,809
Paid losses and LAE related to:
Current year	(130,395)	(33,681)	(164,076)	(14,949)	(179,025)
Prior year	(422,560)	(53,310)	(475,870)	(21,478)	(497,348)
Total paid	(552,955)	(86,991)	(639,946)	(36,427)	(676,373)
Effect of foreign exchange rates	—	1,094	1,094	—	1,094
Net balance at end of the period	1,296,901	245,557	1,542,458	106,089	1,648,547
Plus: Reinsurance recoverable at end of the period	1,103,114	28,729	1,131,843	89,933	1,221,776
Gross balance at end of period	$2,400,015	$274,286	$2,674,301	$196,022	$2,870,323

	Three Months Ended March 31, 2018
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Unpaid losses and LAE, gross of related reinsurance recoverable at beginning of the period	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557
Less: Reinsurance recoverable at beginning of the period	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)
Net balance at beginning of the period	1,203,056	239,813	1,442,869	90,945	1,533,814
Incurred losses and LAE related to:
Current year	513,526	94,661	608,187	45,917	654,104
Prior year	(15,169)	(3,383)	(18,552)	(1,386)	(19,938)
Total incurred	498,357	91,278	589,635	44,531	634,166
Paid losses and LAE related to:
Current year	(202,967)	(20,290)	(223,257)	(19,686)	(242,943)
Prior year	(306,126)	(47,992)	(354,118)	(17,455)	(371,573)
Total paid	(509,093)	(68,282)	(577,375)	(37,141)	(614,516)
Effect of foreign exchange rates	—	(1,679)	(1,679)	—	(1,679)
Net balance at end of the period	1,192,320	261,130	1,453,450	98,335	1,551,785
Plus: Reinsurance recoverable at end of the period	1,058,106	8,565	1,066,671	60,461	1,127,132
Gross balance at end of period	$2,250,426	$269,695	$2,520,121	$158,796	$2,678,917

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2019. Loss and LAE for the three months ended March 31, 2019 included $14,314 of favorable development on prior accident year loss and LAE reserves. The $3,462 of favorable development in the property and casualty segment (including $2,052 of unfavorable development for the Reciprocal Exchanges) was driven by the Company’s homeowners business, while the $10,852 of favorable development in the accident and health segment was primarily driven by the Company’s domestic products, specifically the Stop Loss business.

2018. Loss and LAE for the three months ended March 31, 2018 included $19,938 of favorable development on prior accident year loss and LAE reserves. The $16,555 of favorable development in the property and casualty segment

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(including $1,386 of favorable development for the Reciprocal Exchanges) was primarily driven by favorable development in the Company’s auto physical damage and homeowners business, while $3,383 of favorable development in the accident and health products was primarily driven by favorable development in the Company’s domestic products.

7. Reinsurance

The Company utilizes reinsurance agreements to transfer portions of the underlying risk of the business the Company writes to various reinsurance companies. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best Company, Inc. rating of “A-” (Excellent) or are fully collateralized at the time they enter into the Company’s reinsurance agreements. The Company also enters into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

Reinsurance recoverable summary is as follows:

	March 31, 2019	December 31, 2018
Reinsurance recoverable on paid losses	$267,789	$326,596
Reinsurance recoverable on unpaid losses	1,221,776	1,285,142
Reinsurance recoverable	$1,489,565	$1,611,738

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	March 31, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$76,123	$1,221,776	$84,469	$1,285,142
Unearned premiums	20,604	637,024	21,015	665,674

The following is a summary of effects of reinsurance on premiums and losses:

	Three Months Ended March 31,
	2019		2018
Premium:	Written	Earned	Written	Earned
Direct	$1,489,188	$1,315,705	$1,413,877	$1,191,327
Assumed	20,590	21,000	19,253	29,051
Total Gross Premium	1,509,778	1,336,705	1,433,130	1,220,378
Ceded	(345,114)	(372,548)	(326,487)	(314,840)
Net Premium	$1,164,664	$964,157	$1,106,643	$905,538

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
	2019		2018
	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$5,322	$209,322	$(1,321)	$197,317

Quota Share Agreements

Effective July 1, 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business, under which the Company cedes 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, the Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5,000 per risk or $70,000 per event. The Company retains the flexibility, under certain conditions, to increase the cession percentage up to a maximum cession of 30.0% and to decrease the cession percentage to a minimum cession of 5.0% during 2019. Effective January 1, 2019, the Company cedes 7.0% of net liability under new and renewal auto policies written.

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

Catastrophe Reinsurance

As of May 1, 2018, the Company’s reinsurance property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses, provides a total of $575,000 in coverage with a $70,000 retention, with one reinstatement. Effective May 1, 2019, the Company’s reinsurance property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses, provides a total of $650,000 in coverage with one reinstatement with a $70,000 retention for the first event and $50,000 for the second event. Effective July 1, 2018, the casualty program provides $35,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

8. Debt

The following table represents the Company’s debt:

	Interest Rate	Maturity	March 31, 2019	December 31, 2018
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II	LIBOR + 4.25%	2037	30,930	30,930
Credit Agreement(1)	LIBOR + 2.00%	2020	—	160,000
2019 Credit Agreement(2)	LIBOR + 1.75%	2023	160,000	—
Finance lease liabilities	Various	Various	20,568	14,824
Other	3.5%	Various	13,997	15,522
Unamortized debt issuance costs and unamortized discount			(6,537)	(6,719)
Total carrying amount of debt			$710,196	$705,795
(1) The weighted average interest rate on the amount outstanding as of December 31, 2018 was 4.58%.
(2) The weighted average interest rate on the amount outstanding as of March 31, 2019 was 4.27%.

The following table presents the Company’s interest expense:

		Three Months Ended March 31,
	Interest Payment Frequency	2019	2018
6.75% Notes	Semiannually	$5,906	$5,906
7.625% Notes	Quarterly	1,906	1,906
Subordinated Debentures	Quarterly	1,163	986
Credit Agreement	Quarterly	1,211	1,684
2019 Credit Agreement	Quarterly	529	—
Finance lease liabilities	Various	294	164
Other(1)	Various	1,990	508
Total interest expense		$12,999	$11,154
(1) Other includes interest for other liabilities, interest credited on funds held balances and accretion of debt issuance costs.

Senior Notes

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

Subordinated Debentures

The Company, through a subsidiary, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to an issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature on 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount.

Credit Agreement

On February 25, 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio, and which rate was 0.225% as of March 31, 2019). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to March 31, 2019 are as follows:

	2019 (remaining nine months)	2020	2021	2022	2023	2024	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes	—	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	—	160,000	—	—	160,000
Finance lease liabilities	4,866	5,585	3,370	1,756	1,192	1,242	2,557	20,568
Other	4,655	6,399	2,943	—	—	—	—	13,997
Total principal amount of debt	$9,521	$11,984	$6,313	$1,756	$161,192	$351,242	$174,725	$716,733
Unamortized debt issuance costs and unamortized discount								(6,537)
Carrying amount of debt								$710,196

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Covenants and Compliance

The indenture relating to the 6.75% Notes and 7.625% Notes contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, as well as covenants relating to the incurrence of debt if the Company’s consolidated leverage ratio would exceed 0.35 to 1.00, a limitation on liens, a limitation on the disposition of stock of certain of the Company’s subsidiaries and a limitation on transactions with certain of the Company’s affiliates.

The 2019 Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum risk-based capital and a minimum rating. The 2019 Credit Agreement also provides for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may terminate the obligations of the lenders to make loans and to issue letters of credit under the 2019 Credit Agreement, declare the Company’s obligations under the 2019 Credit Agreement to become immediately due and payable and/or exercise any and all remedies and other rights under the 2019 Credit Agreement.

As of March 31, 2019, the Company was in compliance with the covenants contained in the Company’s debt agreements.

9. Leases

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating leases liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses an incremental borrowing rate at commencement date in determining the present value of future payments. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. Application of the package of practical expedients allowed the Company not to reassess a) whether any expired or existing contracts contain leases, b) existing lease classification, c) initial direct cost for existing leases, and d) land easements that exist before the Company's adoption of the new standard.

The Company leases certain retail stores, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheets; the Company recognizes lease expense for these leases over the lease term.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of the Company's lease agreements include rental payments adjusted periodically for inflation. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain real estate to third parties.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Supplemental balance sheet information related to leases is as follow:

Leases	Classification	March 31, 2019
Assets:
Finance	Buildings and improvements	$11,296
Finance	Vehicle	6,209
Finance	Hardware, software and other equipment	5,760
Total finance		23,265
Operating	Operating lease assets	104,089
Total lease assets	Premises and equipment, net (1)	$127,354

Liabilities:
Finance	Debt	$20,568
Operating	Other liabilities	112,907
Total lease liabilities		$133,475
(1) As of March 31, 2019, accumulated depreciation and amortization for Buildings and improvements, Vehicle, Hardware, software and other equipment, and Operating lease assets was $995, $4,709, $649 and $6,254, respectively.

The components of lease cost are as follows:

Lease Cost	Classification	Three Months Ended March 31, 2019
Finance lease cost:
Amortization of leased assets	General and administrative expenses	$1,758
Interest on lease liabilities	Interest expense	294
Finance lease cost		$2,052

Operating lease cost	General and administrative expenses	$8,818

Maturities of the Company’s lease liabilities for the years subsequent to March 31, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019 (remaining nine months)	$23,189	$5,508	$28,697
2020	25,770	6,230	32,000
2021	19,791	3,808	23,599
2022	15,925	2,083	18,008
2023	13,495	1,446	14,941
2024	10,915	1,428	12,343
Thereafter	25,675	2,847	28,522
Total lease payments	$134,760	$23,350	$158,110
Less: Interest	(21,853)	(2,782)
Present value of lease liabilities	$112,907	$20,568

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Supplemental information related to term and discount rate is as follow:

Leases	Classification	March 31, 2019
Weighted-average remaining lease term (years):
Finance	Buildings and improvements	7.7 years
Finance	Vehicle	2.2 years
Finance	Hardware, software and other equipment	1.5 years
Operating	Operating lease assets	5.8 years
Weighted-average discount rate:
Finance	Buildings and improvements	5.8%
Finance	Vehicle	4.2%
Finance	Hardware, software and other equipment	4.2%
Operating	Operating lease assets	5.9%

Supplemental cash flow information related to leases is as follow:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$294
Financing cash flows from finance leases	1,509
Operating cash flows from operating leases	6,020
Leased assets obtained in exchange for new finance lease liabilities	7,253

10. Commitments and Contingencies

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

The Company as a defendant and the other parties involved in the consolidated multi-district class action litigation in the United States District Court for the Central District of California with respect to allegations of improper practices in the placement of insurance in the historical and no longer existing collateral protection insurance program for Wells Fargo have recently reached agreement upon a preliminary settlement of the litigation subject to final documentation and court approval. As of December 31, 2018, the Company accrued a net liability relating to the settlement of $10,000.

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

The Company’s consolidated effective tax rate decreased from 22.4% for the three months ended March 31, 2018 to 20.9% for the three months ended March 31, 2019. The decrease was primarily driven by the impact of foreign operations.

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

12. Share-Based Compensation

The Company currently has two equity incentive plans (the “Plans”). The Plans authorize up to an aggregate of 7,435,000 shares of Company stock for awards of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (“RSU”), unrestricted stock and other performance awards. The aggregate number of shares of common stock for which awards may be issued may not exceed 7,435,000 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2019, 29,451 shares of the Company’s common stock remained available for grants under the Plans.

A summary of the stock option awards is shown below:

	Shares Subject to Options Outstanding
Three Months Ended March 31, 2019	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,184,352	$9.53
Exercised	(25,216)	3.67
Outstanding and exercisable at end of period	3,159,136	$9.58	3.8	$44,718
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $23.73, as reported on the Nasdaq Global Select Market on March 29, 2019.

No options were granted, forfeited or expired during the three months ended March 31, 2019. The total intrinsic value of the options exercised for the three months ended March 31, 2019 and 2018 was $526 and $1,502, respectively. The total fair value of stock options vested for the three months ended March 31, 2019 and 2018 was $37 and $221, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary of the RSUs is shown below:

	RSUs
Three Months Ended March 31, 2019	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	938,795	$22.28
Granted	497,741	25.60
Vested	(267,060)	21.70
Forfeited	(5,881)	24.44
Non-vested at end of period	1,163,595	$23.82

The weighted-average grant date fair value of RSUs granted for the three months ended March 31, 2019 and 2018 was $25.60 and $20.15, respectively. The total fair value of the RSUs vested for the three months ended March 31, 2019 and 2018 was $5,796 and $3,882, respectively.

Compensation expense, included in general and administrative expenses, for all share-based compensation plans was $2,622 and $2,130 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had approximately $24,051 of unrecognized share-based compensation expense, all of which was related to RSUs. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.7 years based on vesting under the award service conditions.

13. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to NGHC	$91,758	$68,208
Preferred stock dividends - nonconvertible	(7,875)	(7,875)
Preferred stock dividends - convertible	—	—
Numerator for basic EPS	83,883	60,333
Effect of dilutive securities:
Preferred stock dividends - convertible	—	—
Numerator for diluted EPS - after assumed conversions	$83,883	$60,333

Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,014,711	106,758,641
Effect of dilutive securities:
Employee stock options	1,939,844	1,922,885
RSUs	331,198	269,458
Convertible preferred stock	789,473	—
Dilutive potential common shares	3,060,515	2,192,343
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,075,226	108,950,984

Basic EPS	$0.74	$0.57
Diluted EPS	$0.72	$0.55

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

Agreements with AmTrust

Asset Purchase and Master Services Agreements

On September 13, 2017, the Company entered into an asset purchase and license agreement (the “Agreement”) with AmTrust, pursuant to which the Company acquired ownership of a policy management system and the related intellectual property, as well as a non-exclusive perpetual license to certain software programs used by the system (the “System”), for a purchase price of $200,000, including license fees which would have been payable for use of the System during the third quarter 2017. The System has been fully transferred to the Company’s operating environment and the purchase price has been fully paid.

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement of $425 and $3,756 for the three months ended March 31, 2019 and 2018, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $6,136 and $7,425 at March 31, 2019 and December 31, 2018, respectively. The net recovery under the agreement was $456 and $97 for the three months ended March 31, 2019 and 2018, respectively.

ACP Re and Maiden held assets in trust for the benefit of the Company in the amount of $2,397 and $8,034, respectively, as of March 31, 2019 and $3,796 and $8,644, respectively, as of December 31, 2018.

Equity Method Investments

The Company has an ownership interest in an LSC Entity, limited liability companies and limited partnerships with related parties. See Note 3, “Investments - Equity Method Investments - Related Parties” for additional information.

Agreements with ACP Re

Credit Agreement

The Company is party to a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as administrative agent, ACP Re Holdings, LLC, a Delaware limited liability company owned by a related party trust, the Michael Karfunkel Family 2005 Trust (the “Trust”), as borrower, and AmTrust and the Company, as lenders of $250,000 ($125,000 each lender). The amounts borrowed are secured by equity interests, cash and, other investments held by ACP Re Holdings, LLC in an amount equal to 115% of the outstanding loan balance. The maturity date of the loan is September 20, 2036. The interest rate on the outstanding principal balance is a fixed annual rate of 3.7%, provided that up to 1.2% thereof may be paid in kind. The Trust is required to cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

As of March 31, 2019 and December 31, 2018 the Company had a receivable principal amount related to the ACP Re Credit Agreement of $128,458 and $127,692, respectively. The Company recorded interest income of $1,188 and $1,174 for the three months ended March 31, 2019 and 2018, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at March 31, 2019 and December 31, 2018 based on the collateral levels maintained.

Other Related Party Transactions

Operating Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $207 and $207 in rent for the three months ended March 31, 2019 and 2018, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $76 and $75 in rent for the three months ended March 31, 2019 and 2018, respectively.

Use of the Company Aircraft

The Company and Barry Karfunkel, Chief Executive Officer of the Company, are parties to a time sharing agreement for the use of the Company’s plane. During the three months ended March 31, 2019 and 2018, Mr. Barry Karfunkel reimbursed the Company $15 and $40, respectively, for his personal use of the company-owned aircraft.

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

The following tables summarize the results of operations of the operating segments:

	Three Months Ended March 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,251,234	$258,544	$—	$1,509,778
Ceded premiums	(286,751)	(58,363)	—	(345,114)
Net premium written	964,483	200,181	—	1,164,664
Change in unearned premium	(161,906)	(38,601)	—	(200,507)
Net earned premium	802,577	161,580	—	964,157
Ceding commission income	66,943	2,591	—	69,534
Service and fee income	104,495	61,012	—	165,507
Total underwriting revenues	974,015	225,183	—	1,199,198
Underwriting expenses:
Loss and loss adjustment expense	567,060	84,749	—	651,809
Acquisition costs and other underwriting expenses	154,070	57,848	—	211,918
General and administrative expenses	189,456	58,638	—	248,094
Total underwriting expenses	910,586	201,235	—	1,111,821
Underwriting income	63,429	23,948	—	87,377
Net investment income	—	—	33,445	33,445
Net gain on investments	—	—	22	22
Interest expense	—	—	(12,999)	(12,999)
Provision for income taxes	—	—	(22,506)	(22,506)
Net (income) loss attributable to non-controlling interest	—	—	6,419	6,419
Net income attributable to NGHC	$63,429	$23,948	$4,381	$91,758

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,199,354	$233,776	$—	$1,433,130
Ceded premiums	(316,064)	(10,423)	—	(326,487)
Net premium written	883,290	223,353	—	1,106,643
Change in unearned premium	(131,628)	(69,477)	—	(201,105)
Net earned premium	751,662	153,876	—	905,538
Ceding commission income	44,210	258	—	44,468
Service and fee income	96,935	45,187	—	142,122
Total underwriting revenues	892,807	199,321	—	1,092,128
Underwriting expenses:
Loss and loss adjustment expense	542,888	91,278	—	634,166
Acquisition costs and other underwriting expenses	125,102	43,608	—	168,710
General and administrative expenses	180,397	50,608	—	231,005
Total underwriting expenses	848,387	185,494	—	1,033,881
Underwriting income	44,420	13,827	—	58,247
Net investment income	—	—	25,011	25,011
Net gain on investments	—	—	118	118
Interest expense	—	—	(11,154)	(11,154)
Provision for income taxes	—	—	(16,202)	(16,202)
Net (income) loss attributable to non-controlling interest	—	—	12,188	12,188
Net income attributable to NGHC	$44,420	$13,827	$9,961	$68,208

The following tables summarize the financial position of the operating segments:

	March 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,388,282	$216,278	$3,691	$1,608,251
Deferred acquisition costs	236,159	32,018	—	268,177
Reinsurance recoverable	1,457,778	31,787	—	1,489,565
Prepaid reinsurance premiums	602,498	34,526	—	637,024
Intangible assets, net and Goodwill	438,009	114,986	—	552,995
Prepaid and other assets	22,660	25,196	26,141	73,997
Corporate and other assets	—	—	5,001,558	5,001,558
Total assets	$4,145,386	$454,791	$5,031,390	$9,631,567

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,245,530	$153,896	$386	$1,399,812
Deferred acquisition costs	226,188	25,220	—	251,408
Reinsurance recoverable	1,585,008	26,730	—	1,611,738
Prepaid reinsurance premiums	665,660	14	—	665,674
Intangible assets, net and Goodwill	443,163	116,957	—	560,120
Prepaid and other assets	20,941	22,472	111,545	154,958
Corporate and other assets	—	—	4,795,570	4,795,570
Total assets	$4,186,490	$345,289	$4,907,501	$9,439,280

The following table shows an analysis of the premiums by geographical location:

	Three Months Ended March 31,
	2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,294,794	$105,569	$1,400,363	$1,232,772	$97,689	$1,330,461
Gross premium written - Europe	109,415	—	109,415	102,669	—	102,669
Total	$1,404,209	$105,569	$1,509,778	$1,335,441	$97,689	$1,433,130

Net premium written - North America	$1,053,601	$48,955	$1,102,556	$953,396	$50,578	$1,003,974
Net premium written - Europe	62,108	—	62,108	102,669	—	102,669
Total	$1,115,709	$48,955	$1,164,664	$1,056,065	$50,578	$1,106,643

Net earned premium - North America	$893,117	$45,658	$938,775	$825,112	$46,055	$871,167
Net earned premium - Europe	25,382	—	25,382	34,371	—	34,371
Total	$918,499	$45,658	$964,157	$859,483	$46,055	$905,538

The following table summarizes service and fee income by source within each operating segment:

	Three Months Ended March 31,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$27,210	$24,771	$51,981	$21,709	$17,524	$39,233
Finance and processing fees	32,436	2,024	34,460	32,060	1,255	33,315
Installment fees	24,170	—	24,170	21,302	—	21,302
Group health administrative fees	—	23,505	23,505	—	19,291	19,291
Late payment fees	8,293	87	8,380	7,558	25	7,583
Other service and fee income	12,386	10,625	23,011	14,306	7,092	21,398
Total	$104,495	$61,012	$165,507	$96,935	$45,187	$142,122
NGHC	$103,125	$61,012	$164,137	$94,489	$45,187	$139,676
Reciprocal Exchanges	1,370	—	1,370	2,446	—	2,446
Total	$104,495	$61,012	$165,507	$96,935	$45,187	$142,122

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of premiums and fee income by product line:

	Three Months Ended March 31,
Gross Premium Written	2019	2018
Property and Casualty
Personal Auto	$766,681	$724,645
Homeowners	152,042	140,253
RV/Packaged	51,851	49,464
Small Business Auto	85,878	86,244
Lender-placed Insurance	75,938	84,934
Other	13,275	16,125
Total Property and Casualty	1,145,665	1,101,665
Accident and Health
Group	64,938	56,060
Individual	84,192	75,048
International	109,414	102,668
Total Accident and Health	258,544	233,776
Total NGHC	$1,404,209	$1,335,441
Reciprocal Exchanges
Personal Auto	$36,862	$34,297
Homeowners	67,800	62,521
Other	907	871
Total Reciprocal Exchanges	$105,569	$97,689
Total Gross Premium Written	$1,509,778	$1,433,130

	Three Months Ended March 31,
Net Premium Written	2019	2018
Property and Casualty
Personal Auto	$658,920	$553,997
Homeowners	85,245	92,596
RV/Packaged	51,597	49,189
Small Business Auto	74,186	64,727
Lender-placed Insurance	42,070	63,214
Other	3,510	8,989
Total Property and Casualty	915,528	832,712
Accident and Health
Group	53,950	45,637
Individual	84,123	75,048
International	62,108	102,668
Total Accident and Health	200,181	223,353
Total NGHC	$1,115,709	$1,056,065
Reciprocal Exchanges
Personal Auto	$15,645	$13,495
Homeowners	33,016	36,808
Other	294	275
Total Reciprocal Exchanges	$48,955	$50,578
Total Net Premium Written	$1,164,664	$1,106,643

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
Net Earned Premium	2019	2018
Property and Casualty
Personal Auto	$510,554	$454,216
Homeowners	84,058	82,195
RV/Packaged	50,305	45,689
Small Business Auto	67,633	58,562
Lender-placed Insurance	41,718	60,469
Other	2,651	4,476
Total Property and Casualty	756,919	705,607
Accident and Health
Group	53,963	45,639
Individual	82,235	73,866
International	25,382	34,371
Total Accident and Health	161,580	153,876
NGHC Total	$918,499	$859,483
Reciprocal Exchanges
Personal Auto	$15,861	$12,997
Homeowners	29,491	32,771
Other	306	287
Total Reciprocal Exchanges	45,658	46,055
Total Net Earned Premium	$964,157	$905,538

	Three Months Ended March 31,
Fee Income	2019	2018
Property and Casualty
Service and Fee Income	$103,125	$94,489
Ceding Commission Income	48,409	32,700
Total Property and Casualty	151,534	127,189
Accident and Health
Service and Fee Income
Group	30,374	24,814
Individual	2,136	1,297
Third Party Fee	28,502	19,076
Total Service and Fee Income	61,012	45,187
Ceding Commission Income	2,591	258
Total Accident and Health	63,603	45,445
NGHC Total	$215,137	$172,634
Reciprocal Exchanges
Service and Fee Income	$1,370	$2,446
Ceding Commission Income	18,534	11,510
Total Reciprocal Exchanges	$19,904	$13,956
Total Fee Income	$235,041	$186,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, the effect of unpredictable catastrophic losses, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with our vendors or other counterparties, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our products in the P&C segment include personal auto, homeowners, RV/Packaged, small business auto, lender-placed insurance and other products. The personal auto segment includes policies for standard, preferred and nonstandard automobile insurance. The homeowners product includes multiple-peril policies and personal umbrella coverage to the homeowner. The RV/Packaged product offers policies that include RV automatic personal effects coverage, optional replacement cost coverage, RV storage coverage and full-time liability coverage. The small business auto product offers policies that include liability and physical damage coverage for light-to-medium duty commercial vehicles. The lender-placed insurance product offers fire, home and flood products, as well as collateral protection insurance and guaranteed asset protection products for automobiles.

Our products in the A&H segment include group, individual and third party fees. The group product includes revenue from our small group self-funded product. The individual product line includes revenue from our supplemental products including short-term medical, accident/AD&D, hospital indemnity, cancer/critical illness, dental and term life insurance. Third party fees include commission and general agent fees for selling policies issued by third-party insurance companies, fees generated through selling our technology products to third parties and fees from our International health insurance offerings.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the three months ended March 31, 2019, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $33.4 million and $25.0 million for the three months ended March 31, 2019 and 2018, respectively. We held 4.8% and 5.2% of total invested assets in cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of March 31, 2019 and December 31, 2018, our reserves, net of reinsurance recoverable on unpaid losses, were $1.6 billion and $1.7 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2019, we would earn half of the premium in the first quarter of 2019 and the other half in the second quarter of 2019.

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

Net operating expense. These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income, service and fee income.

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

Net combined ratio before amortization and impairment (non-GAAP). The net combined ratio before amortization and impairment (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss ratio and net operating expense ratio before amortization and impairment (non-GAAP). Management believes that this measure of underwriting profitability provides a more useful comparison to the combined ratio of other insurance companies involved in fewer acquisitions. Our definition of net operating expense ratio before amortization and impairment is as follows:

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

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

For more information related to recent accounting pronouncements that we adopted during the three months ended March 31, 2019, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,404,209	$105,569	$—	$1,509,778	$1,337,042	$97,689	$(1,601)	$1,433,130
Ceded premiums	(288,500)	(56,614)	—	(345,114)	(280,977)	(47,111)	1,601	(326,487)
Net premium written	$1,115,709	$48,955	$—	$1,164,664	$1,056,065	$50,578	$—	$1,106,643
Change in unearned premium	(197,210)	(3,297)	—	(200,507)	(196,582)	(4,523)	—	(201,105)
Net earned premium	$918,499	$45,658	$—	$964,157	$859,483	$46,055	$—	$905,538
Ceding commission income	51,000	18,534	—	69,534	32,958	11,510	—	44,468
Service and fee income	180,388	1,370	(16,251)	165,507	154,760	2,446	(15,084)	142,122
Total underwriting revenues	$1,149,887	$65,562	$(16,251)	$1,199,198	$1,047,201	$60,011	$(15,084)	$1,092,128
Underwriting expenses:
Loss and loss adjustment expense	609,784	42,025	—	651,809	589,635	44,531	—	634,166
Acquisition costs and other underwriting expenses	203,333	8,585	—	211,918	157,608	11,102	—	168,710
General and administrative expenses	242,833	21,512	(16,251)	248,094	227,293	18,796	(15,084)	231,005
Total underwriting expenses	$1,055,950	$72,122	$(16,251)	$1,111,821	$974,536	$74,429	$(15,084)	$1,033,881
Underwriting income (loss)	$93,937	$(6,560)	$—	$87,377	$72,665	$(14,418)	$—	$58,247
Net investment income	34,283	2,170	(3,008)	33,445	25,019	2,144	(2,152)	25,011
Net gain (loss) on investments	766	(744)	—	22	249	(131)	—	118
Interest expense	(12,999)	(3,008)	3,008	(12,999)	(11,154)	(2,152)	2,152	(11,154)
Income (loss) before provision (benefit) for income taxes	$115,987	$(8,142)	$—	$107,845	$86,779	$(14,557)	$—	$72,222
Provision (benefit) for income taxes	24,229	(1,723)	—	22,506	18,571	(2,369)	—	16,202
Net income (loss)	$91,758	$(6,419)	$—	$85,339	$68,208	$(12,188)	$—	$56,020
Net (income) loss attributable to non-controlling interest	—	6,419	—	6,419	—	12,188	—	12,188
Net income attributable to NGHC	$91,758	$—	$—	$91,758	$68,208	$—	$—	$68,208
Dividends on preferred stock	(7,875)	—	—	(7,875)	(7,875)	—	—	(7,875)
Net income attributable to NGHC common stockholders	$83,883	$—	$—	$83,883	$60,333	$—	$—	$60,333

	Three Months Ended March 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	66.4%	92.0%	—%	67.6%	68.6%	96.7%	—%	70.0%
Net operating expense ratio (non-GAAP)	23.4%	22.3%	—%	23.3%	22.9%	34.6%	—%	23.5%
Net combined ratio (non-GAAP)	89.8%	114.3%	—%	90.9%	91.5%	131.3%	—%	93.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	66.4%	92.0%	—%	67.6%	68.6%	96.7%	—%	70.0%
Net operating expense ratio before amortization and impairment (non-GAAP)	22.6%	22.3%	—%	22.6%	22.1%	34.7%	—%	22.8%
Net combined ratio before amortization and impairment (non-GAAP)	89.0%	114.3%	—%	90.2%	90.7%	131.4%	—%	92.8%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,068,949	$75,130	$(19,259)	$1,124,820	$985,690	$76,581	$(17,236)	$1,045,035
Less: Loss and loss adjustment expense	609,784	42,025	—	651,809	589,635	44,531	—	634,166
Less: Interest expense	12,999	3,008	(3,008)	12,999	11,154	2,152	(2,152)	11,154
Less: Ceding commission income	51,000	18,534	—	69,534	32,958	11,510	—	44,468
Less: Service and fee income	180,388	1,370	(16,251)	165,507	154,760	2,446	(15,084)	142,122
Net operating expense	$214,778	$10,193	$—	$224,971	$197,183	$15,942	$—	$213,125
Net earned premium	$918,499	$45,658	$—	$964,157	$859,483	$46,055	$—	$905,538
Net operating expense ratio (non-GAAP)	23.4%	22.3%	—%	23.3%	22.9%	34.6%	—%	23.5%

Net operating expense	$214,778	$10,193	$—	$224,971	$197,183	$15,942	$—	$213,125
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	7,216	11	—	7,227	6,920	(27)	—	6,893
Net operating expense before amortization and impairment	$207,562	$10,182	$—	$217,744	$190,263	$15,969	$—	$206,232
Net earned premium	$918,499	$45,658	$—	$964,157	$859,483	$46,055	$—	$905,538
Net operating expense ratio before amortization and impairment (non-GAAP)	22.6%	22.3%	—%	22.6%	22.1%	34.7%	—%	22.8%

Effective July 1, 2017, we entered into auto and homeowners quota share agreements with third party reinsurers (collectively, the “Quota Shares”). Pursuant to the auto quota share agreement, we cede 15.0% of net liability under our auto policies. Effective January 1, 2019, we cede 7.0% of net liability under new and renewal auto policies written. Pursuant to our homeowners quota share agreement, we ceded 29.6% of net liability under homeowners policies through April 30, 2018 and effective May 1, 2018, we cede an additional 12.4% (the “Additional Cession”) of net liability (for total cession of 42.0%) under the homeowners quota share agreement.

As a result of these changes in the Quota Shares, comparisons between the three months ended March 31, 2019 and 2018 results will be less meaningful. The Quota Shares impact our P&C segment only.

Consolidated Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $76.6 million, or 5.3%, from $1,433.1 million for the three months ended March 31, 2018 to $1,509.8 million for the three months ended March 31, 2019, due to an increase of $51.9 million from the P&C segment as a result of growth, primarily in our personal auto and homeowners product lines; and an increase of $24.8 million from the A&H segment primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $58.0 million, or 5.2%, from $1,106.6 million for the three months ended March 31, 2018 to $1,164.7 million for the three months ended March 31, 2019. Net premium written for the P&C segment increased by $81.2 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily as a result of growth ($29.2 million) and a reduction in premium ceded to the Quota Shares ($53.7 million). Net premium written for the A&H segment decreased by $23.2 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily as a result of premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $58.6 million, or 6.5%, from $905.5 million for the three months ended March 31, 2018 to $964.2 million for the three months ended March 31, 2019. The change by segment was: P&C increased by $50.9 million and A&H increased by $7.7 million, both increases primarily due to growth.

Ceding commission income. Ceding commission income increased by $25.1 million, or 56.4%, from $44.5 million for the three months ended March 31, 2018 to $69.5 million for the three months ended March 31, 2019, primarily driven by an increase in P&C ceded earned premium.

Service and fee income. Service and fee income increased by $23.4 million, or 16.5%, from $142.1 million for the three months ended March 31, 2018 to $165.5 million for the three months ended March 31, 2019. The increase was primarily attributable to our A&H segment ($15.8 million), due to growth in our domestic business. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$51,981	$39,233	$12,748	32.5%
Finance and processing fees	34,460	33,315	1,145	3.4%
Installment fees	24,170	21,302	2,868	13.5%
Group health administrative fees	23,505	19,291	4,214	21.8%
Late payment fees	8,380	7,583	797	10.5%
Other service and fee income	23,011	21,398	1,613	7.5%
Total	$165,507	$142,122	$23,385	16.5%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $17.6 million, from $634.2 million for the three months ended March 31, 2018 to $651.8 million for the three months ended March 31, 2019, primarily reflecting growth. The changes by segment were: P&C - increased by $24.2 million and A&H - decreased by $6.5 million.

Loss and LAE for the three months ended March 31, 2019 included $14.3 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $3.5 million of favorable development in the P&C segment (including $2.1 million of unfavorable development for the Reciprocal Exchanges) primarily driven by our homeowners business, and $10.9 million of favorable development in the A&H segment primarily driven by our domestic products, specifically the Stop Loss business. Loss and LAE for the three months ended March 31, 2018 included $19.9 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $16.6 million of favorable development in the P&C segment (including $1.4 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our auto physical damage and homeowners business, and $3.4 million of favorable development in the A&H segment primarily driven by favorable development in our domestic A&H business.

Our consolidated net loss ratio decreased from 70.0% for the three months ended March 31, 2018 to 67.6% for the three months ended March 31, 2019. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $43.2 million, or 25.6%, from $168.7 million for the three months ended March 31, 2018 to $211.9 million for the three months ended March 31, 2019, due to an increase of $29.0 million in the P&C segment and an increase of $14.2 million in the A&H segment.

General and administrative expenses. General and administrative expenses increased by $17.1 million, from $231.0 million for the three months ended March 31, 2018 to $248.1 million for the three months ended March 31, 2019.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $11.8 million, from $213.1 million for the three months ended March 31, 2018 to $225.0 million for the three months ended March 31, 2019.

The consolidated net operating expense ratio decreased from 23.5% for the three months ended March 31, 2018 to 23.3% for the three months ended March 31, 2019. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.4% and 22.9% for the three months ended March 31, 2019 and 2018, respectively. The Reciprocal Exchanges’ net operating expense ratio was 22.3% and 34.6% for the three months ended March 31, 2019 and 2018, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$1,145,665	$105,569	$—	$1,251,234	$1,103,266	$97,689	$(1,601)	$1,199,354
Ceded premiums	(230,137)	(56,614)	—	(286,751)	(270,554)	(47,111)	1,601	(316,064)
Net premium written	$915,528	$48,955	$—	$964,483	$832,712	$50,578	$—	$883,290
Change in unearned premium	(158,609)	(3,297)	—	(161,906)	(127,105)	(4,523)	—	(131,628)
Net earned premium	$756,919	$45,658	$—	$802,577	$705,607	$46,055	$—	$751,662
Ceding commission income	48,409	18,534	—	66,943	32,700	11,510	—	44,210
Service and fee income	119,376	1,370	(16,251)	104,495	109,573	2,446	(15,084)	96,935
Total underwriting revenues	$924,704	$65,562	$(16,251)	$974,015	$847,880	$60,011	$(15,084)	$892,807
Underwriting expenses:
Loss and loss adjustment expense	525,035	42,025	—	567,060	498,357	44,531	—	542,888
Acquisition costs and other underwriting expenses	145,485	8,585	—	154,070	114,000	11,102	—	125,102
General and administrative expenses	184,195	21,512	(16,251)	189,456	176,685	18,796	(15,084)	180,397
Total underwriting expenses	$854,715	$72,122	$(16,251)	$910,586	$789,042	$74,429	$(15,084)	$848,387
Underwriting income (loss)	$69,989	$(6,560)	$—	$63,429	$58,838	$(14,418)	$—	$44,420

	Three Months Ended March 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	69.4%	92.0%	—%	70.7%	70.6%	96.7%	—%	72.2%
Net operating expense ratio (non-GAAP)	21.4%	22.3%	—%	21.4%	21.0%	34.6%	—%	21.9%
Net combined ratio (non-GAAP)	90.8%	114.3%	—%	92.1%	91.6%	131.3%	—%	94.1%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	69.4%	92.0%	—%	70.7%	70.6%	96.7%	—%	72.2%
Net operating expense ratio before amortization and impairment (non-GAAP)	20.7%	22.3%	—%	20.8%	20.3%	34.7%	—%	21.2%
Net combined ratio before amortization and impairment (non-GAAP)	90.1%	114.3%	—%	91.5%	90.9%	131.4%	—%	93.4%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$854,715	$72,122	$(16,251)	$910,586	$789,042	$74,429	$(15,084)	$848,387
Less: Loss and loss adjustment expense	525,035	42,025	—	567,060	498,357	44,531	—	542,888
Less: Ceding commission income	48,409	18,534	—	66,943	32,700	11,510	—	44,210
Less: Service and fee income	119,376	1,370	(16,251)	104,495	109,573	2,446	(15,084)	96,935
Net operating expense	$161,895	$10,193	$—	$172,088	$148,412	$15,942	$—	$164,354
Net earned premium	$756,919	$45,658	$—	$802,577	$705,607	$46,055	$—	$751,662
Net operating expense ratio (non-GAAP)	21.4%	22.3%	—%	21.4%	21.0%	34.6%	—%	21.9%

Net operating expense	$161,895	$10,193	$—	$172,088	$148,412	$15,942	$—	$164,354
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	5,485	11	—	5,496	5,400	(27)	—	5,373
Net operating expense before amortization and impairment	$156,410	$10,182	$—	$166,592	$143,012	$15,969	$—	$158,981
Net earned premium	$756,919	$45,658	$—	$802,577	$705,607	$46,055	$—	$751,662
Net operating expense ratio before amortization and impairment (non-GAAP)	20.7%	22.3%	—%	20.8%	20.3%	34.7%	—%	21.2%

P&C Segment Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $51.9 million, or 4.3%, from $1,199.4 million for the three months ended March 31, 2018 to $1,251.2 million for the three months ended March 31, 2019, as a result of growth, primarily in our personal auto and homeowners product lines.

Net premium written. Net premium written increased by $81.2 million, or 9.2%, from $883.3 million for the three months ended March 31, 2018 to $964.5 million for the three months ended March 31, 2019, primarily as a result of growth ($29.2 million) and a reduction in premium ceded to the Quota Shares ($53.7 million).

Net earned premium. Net earned premium increased by $50.9 million, or 6.8%, from $751.7 million for the three months ended March 31, 2018 to $802.6 million for the three months ended March 31, 2019, primarily attributable to growth ($67.9 million), partially offset by the Quota Shares ($16.6 million).

Ceding commission income. Ceding commission income increased by $22.7 million, or 51.4%, from $44.2 million for the three months ended March 31, 2018 to $66.9 million for the three months ended March 31, 2019, primarily driven by an increase in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $7.6 million, from $96.9 million for the three months ended March 31, 2018 to $104.5 million for the three months ended March 31, 2019.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Finance and processing fees	$32,436	$32,060	$376	1.2%
Commission revenue	27,210	21,709	5,501	25.3%
Installment fees	24,170	21,302	2,868	13.5%
Late payment fees	8,293	7,558	735	9.7%
Other service and fee income	12,386	14,306	(1,920)	(13.4)%
Total	$104,495	$96,935	$7,560	7.8%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $24.2 million, from $542.9 million for the three months ended March 31, 2018 to $567.1 million for the three months ended March 31, 2019, primarily reflecting growth.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 72.2% for the three months ended March 31, 2018 to 70.7% for the three months ended March 31, 2019. Excluding the Reciprocal Exchanges, the net loss ratio was 69.4% and 70.6% for the three months ended March 31, 2019 and 2018, respectively. The Reciprocal Exchanges’ net loss ratio was 92.0% and 96.7% for the three months ended March 31, 2019 and 2018, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $29.0 million, or 23.2%, from $125.1 million for the three months ended March 31, 2018 to $154.1 million for the three months ended March 31, 2019.

General and administrative expenses. General and administrative expenses increased by $9.1 million, from $180.4 million for the three months ended March 31, 2018 to $189.5 million for the three months ended March 31, 2019.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $7.7 million, from $164.4 million for the three months ended March 31, 2018 to $172.1 million for the three months ended March 31, 2019. Our P&C segment net operating expense ratio decreased from 21.9% for the three months ended March 31, 2018 to 21.4% for the three months ended March 31, 2019. The increase in net operating expense and decrease in net operating expense ratio were primarily as a result of increased earned premium.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $19.0 million, from $44.4 million for the three months ended March 31, 2018 to $63.4 million for the three months ended March 31, 2019. Our P&C segment net combined ratio decreased from 94.1% for the three months ended March 31, 2018 to 92.1% for the three months ended March 31, 2019. The increase in underwriting income and the decrease in net combined ratio were primarily due to a lower loss ratio.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$258,544	$233,776
Ceded premiums	(58,363)	(10,423)
Net premium written	$200,181	$223,353
Change in unearned premium	(38,601)	(69,477)
Net earned premium	$161,580	$153,876
Ceding commission income	2,591	258
Service and fee income	61,012	45,187
Total underwriting revenues	$225,183	$199,321
Underwriting expenses:
Loss and loss adjustment expense	84,749	91,278
Acquisition costs and other underwriting expenses	57,848	43,608
General and administrative expenses	58,638	50,608
Total underwriting expenses	$201,235	$185,494
Underwriting income	$23,948	$13,827

Underwriting ratios:
Net loss ratio	52.5%	59.3%
Net operating expense ratio (non-GAAP)	32.7%	31.7%
Net combined ratio (non-GAAP)	85.2%	91.0%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	52.5%	59.3%
Net operating expense ratio before amortization and impairment (non-GAAP)	31.7%	30.7%
Net combined ratio before amortization and impairment (non-GAAP)	84.2%	90.0%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$201,235	$185,494
Less: Loss and loss adjustment expense	84,749	91,278
Less: Ceding commission income	2,591	258
Less: Service and fee income	61,012	45,187
Net operating expense	$52,883	$48,771
Net earned premium	$161,580	$153,876
Net operating expense ratio (non-GAAP)	32.7%	31.7%

Net operating expense	$52,883	$48,771
Less: Non-cash impairment of goodwill	—	—
Less: Non-cash amortization of intangible assets	1,731	1,520
Net operating expense before amortization and impairment	$51,152	$47,251
Net earned premium	$161,580	$153,876
Net operating expense ratio before amortization and impairment (non-GAAP)	31.7%	30.7%

A&H Segment Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $24.8 million, or 10.6%, from $233.8 million for the three months ended March 31, 2018 to $258.5 million for the three months ended March 31, 2019, primarily due to growth in our domestic business.

Net premium written. Net premium written decreased by $23.2 million, or 10.4%, from $223.4 million for the three months ended March 31, 2018 to $200.2 million for the three months ended March 31, 2019. The decrease was primarily as a result of premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $7.7 million, or 5.0%, from $153.9 million for the three months ended March 31, 2018 to $161.6 million for the three months ended March 31, 2019, as a result of growth.

Service and fee income. Service and fee income increased by $15.8 million, or 35.0%, from $45.2 million for the three months ended March 31, 2018 to $61.0 million for the three months ended March 31, 2019, primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$24,771	$17,524	$7,247	41.4%
Group health administrative fees	23,505	19,291	4,214	21.8%
Finance and processing fees	2,024	1,255	769	61.3%
Other service and fee income	10,712	7,117	3,595	50.5%
Total	$61,012	$45,187	$15,825	35.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $6.5 million, from $91.3 million for the three months ended March 31, 2018 to $84.7 million for the three months ended March 31, 2019. Our A&H net loss ratio decreased from 59.3% for the three months ended March 31, 2018 to 52.5% for the three months ended March 31, 2019. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $14.2 million, or 32.7%, from $43.6 million for the three months ended March 31, 2018 to $57.8 million for the three months ended March 31, 2019, primarily from domestic growth.

General and administrative expenses. General and administrative expenses increased by $8.0 million, or 15.9%, from $50.6 million for the three months ended March 31, 2018 to $58.6 million for the three months ended March 31, 2019.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $4.1 million, from $48.8 million for the three months ended March 31, 2018 to $52.9 million for the three months ended March 31, 2019. Our A&H net operating expense ratio increased from 31.7% for the three months ended March 31, 2018 to 32.7% for the three months ended March 31, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $10.1 million, from $13.8 million for the three months ended March 31, 2018 to $23.9 million for the three months ended March 31, 2019. Our A&H net combined ratio decreased from 91.0% for the three months ended March 31, 2018 to 85.2% for the three months ended March 31, 2019. The net combined ratio decrease was a result of a lower net loss ratio, partially offset by a higher net operating expense ratio.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, debt securities and, to a lesser extent, other investments. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our debt securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local and foreign governments, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, commercial mortgage obligations, and structured securities primarily consisting of collateralized loan and debt obligations.

The average yield on our investment portfolio was 3.3% and 3.0% for the three months ended March 31, 2019 and 2018, respectively, and the average duration of the portfolio was 4.1 and 4.2 years as of March 31, 2019 and 2018, respectively.

For more information related to our investments, see Note 3, “Investments” in the notes to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-one domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, other investments. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $160.0 million outstanding as of March 31, 2019. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes. See “Revolving Credit Agreement” below.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $344.6 million and $287.9 million as of March 31, 2019 and December 31, 2018, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2019 and 2018, there were $0.0 million and $80.0 million, respectively, of dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $676.4 million and $614.5 million in the three months ended March 31, 2019 and 2018, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.6 billion at March 31, 2019 and $4.5 billion at December 31, 2018. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$115,210	$51,942	$63,268	121.8%
Net cash used in investing activities	(106,632)	(16,947)	(89,685)	nm
Net cash used in financing activities	(20,487)	(12,993)	(7,494)	57.7%
Effect of exchange rate changes on cash and cash equivalents	(1,402)	(1,433)	31	(2.2)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,311)	$20,569	$(33,880)	nm
nm - not meaningful

Comparison of the Three Months Ended March 31, 2019 and 2018

Net cash provided by operating activities increased by $63.3 million, primarily due to an increase in unpaid loss and loss adjustment expense reserves offset by higher net income in the first quarter of 2019.

Net cash used in investing activities increased by $89.7 million, primarily due to an increase in cash used in purchases of premises and equipment.

Condensed Consolidated Balance Sheets

	March 31, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,336,065	$299,282	$—	$3,635,347
Equity securities, at fair value	10,285	—	—	10,285
Short-term investments	370,420	19,632	—	390,052
Other investments	413,313	—	(107,342)	305,971
Total investments	4,130,083	318,914	(107,342)	4,341,655
Cash and cash equivalents	188,064	—	—	188,064
Restricted cash and cash equivalents	31,915	293	—	32,208
Accrued investment income	52,686	2,135	(28,370)	26,451
Premiums and other receivables, net	1,547,958	60,293	—	1,608,251
Deferred acquisition costs	247,872	20,305	—	268,177
Reinsurance recoverable	1,363,843	125,722	—	1,489,565
Prepaid reinsurance premiums	509,814	127,210	—	637,024
Premises and equipment, net	411,997	1,183	—	413,180
Intangible assets, net	369,452	3,360	—	372,812
Goodwill	180,183	—	—	180,183
Prepaid and other assets	68,405	5,592	—	73,997
Total assets	$9,102,272	$665,007	$(135,712)	$9,631,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,674,301	$196,022	$—	$2,870,323
Unearned premiums and other revenue	2,181,579	258,701	—	2,440,280
Reinsurance payable	493,280	31,579	—	524,859
Accounts payable and accrued expenses	356,107	34,530	(28,370)	362,267
Debt	710,196	107,342	(107,342)	710,196
Other liabilities	333,621	58,539	—	392,160
Total liabilities	$6,749,084	$686,713	$(135,712)	$7,300,085
Stockholders’ equity:
Common stock	$1,131	$—	$—	$1,131
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,058,061	—	—	1,058,061
Accumulated other comprehensive income	581	—	—	581
Retained earnings	843,415	—	—	843,415
Total National General Holdings Corp. Stockholders’ Equity	2,353,188	—	—	2,353,188
Non-controlling interest	—	(21,706)	—	(21,706)
Total stockholders’ equity	$2,353,188	$(21,706)	$—	$2,331,482
Total liabilities and stockholders’ equity	$9,102,272	$665,007	$(135,712)	$9,631,567

	December 31, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,263,949	$297,083	$—	$3,561,032
Equity securities, at fair value	10,949	—	—	10,949
Short-term investments	331,221	17,328	—	348,549
Other investments	407,580	—	(101,304)	306,276
Total investments	4,013,699	314,411	(101,304)	4,226,806
Cash and cash equivalents	193,858	—	—	193,858
Restricted cash and cash equivalents	39,525	200	—	39,725
Accrued investment income	50,981	1,596	(25,400)	27,177
Premiums and other receivables, net	1,338,485	61,327	—	1,399,812
Deferred acquisition costs	231,401	20,007	—	251,408
Reinsurance recoverable	1,494,670	117,068	—	1,611,738
Prepaid reinsurance premiums	529,241	136,433	—	665,674
Premises and equipment, net	306,309	1,695	—	308,004
Intangible assets, net	376,532	3,405	—	379,937
Goodwill	180,183	—	—	180,183
Prepaid and other assets	150,377	4,581	—	154,958
Total assets	$8,905,261	$660,723	$(126,704)	$9,439,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,778,689	$178,470	$—	$2,957,159
Unearned premiums and other revenue	2,014,965	265,763	—	2,280,728
Reinsurance payable	615,872	40,393	—	656,265
Accounts payable and accrued expenses	390,338	33,120	(25,400)	398,058
Debt	705,795	101,304	(101,304)	705,795
Other liabilities	178,764	61,640	—	240,404
Total liabilities	$6,684,423	$680,690	$(126,704)	$7,238,409
Stockholders’ equity:
Common stock	$1,129	$—	$—	$1,129
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,057,783	—	—	1,057,783
Accumulated other comprehensive loss	(52,130)	—	—	(52,130)
Retained earnings	764,056	—	—	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,220,838	—	—	2,220,838
Non-controlling interest	—	(19,967)	—	(19,967)
Total stockholders’ equity	$2,220,838	$(19,967)	$—	$2,200,871
Total liabilities and stockholders’ equity	$8,905,261	$660,723	$(126,704)	$9,439,280

Other Material Changes in Financial Position

	March 31, 2019	December 31, 2018	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,608,251	$1,399,812	$208,439	14.9%

Changes in Financial Position During the Three Months Ended March 31, 2019 Compared to December 31, 2018

Premiums and other receivables increased by $208.4 million, primarily driven by growth in our P&C segment ($142.8 million) and A&H segment ($62.4 million).

Reinsurance

We utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time we enter into our reinsurance agreements. We also enter into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

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

For more information about our reinsurance agreements, refer to Note 10, “Reinsurance” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 7, “Reinsurance” in the notes to our condensed consolidated financial statements.

Debt

Revolving Credit Agreement

On February 25, 2019, we refinanced our existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340.0 million base revolving credit facility with a letter of credit sublimit of $150.0 million and an expansion feature of up to $50.0 million. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by us under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on our consolidated leverage ratio, and which rate was 0.225% as of March 31, 2019). The 2019 Credit Agreement has a maturity date of February 25, 2023. As of March 31, 2019, there was $160.0 million outstanding under the 2019 Credit Agreement.

For more information about our debt, including other outstanding debt, ranking and restrictive covenants, refer to Note 12, “Debt” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 8, “Debt” in the notes to our condensed consolidated financial statements.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference per share	Aggregate liquidation preference	Net proceeds	Dividend paid during the three months ended March 31, 2019
					(amounts in thousands)
A	7.50%	2,200,000	—	$25	$55,000	$53,164	$1,031
B	7.50%	165,000	6,600,000	$1,000	$165,000	$159,802	$3,094
C	7.50%	200,000	8,000,000	$1,000	$200,000	$193,518	$3,750
D	Fixed/ Floating(1)	120	—	$250,000	$30,000	$29,890	$992
(1) Dividend rate is fixed at 7.00% prior to July 15, 2023 and floating at six-month LIBOR plus 5.4941% thereafter.

For more information about our preferred stock, refer to Note 15, “Stockholders’ Equity” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest Rate Risk. We had debt securities with a fair value of $3.6 billion as of March 31, 2019 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of March 31, 2019 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of March 31, 2019.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$3,336,013	$(299,334)	(10.1)%
100 basis point increase	3,485,680	(149,667)	(5.1)
No change	3,635,347	—	—
100 basis point decrease	3,778,180	142,833	4.8
200 basis point decrease	3,919,122	283,775	9.6

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of March 31, 2019, we had $682.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

Off-Balance Sheet Risk. As of March 31, 2019 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition or results of operations.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations. See Note 10, “Commitments and Contingencies” for additional information.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
May 6, 2019
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)