Form 10-Q
period 2019-06-30
National General Holdings Corp.
filed 2019-07-29
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 001-36311

NATIONAL GENERAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1046208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
59 Maiden Lane, 38th Floor
New York, New York
(Address of Principal Executive Offices)

10038
(Zip Code)

(212) 380-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NGHC	NASDAQ
7.50% Non-Cumulative Preferred Stock, Series A	NGHCP	NASDAQ
Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B	NGHCO	NASDAQ
Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C	NGHCN	NASDAQ
7.625% Subordinated Notes due 2055	NGHCZ	NASDAQ

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

As of July 25, 2019, the number of common shares of the registrant outstanding was 113,215,632.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $304,350 and $297,083)	$4,028,507	$3,561,032
Equity securities, at fair value	4,968	10,949
Short-term investments (Exchanges - $17,015 and $17,328)	202,507	348,549
Other investments (related parties - $235,141 and $233,723)	303,980	306,276
Total investments	4,539,962	4,226,806
Cash and cash equivalents	211,597	193,858
Restricted cash and cash equivalents (Exchanges - $289 and $200)	32,743	39,725
Accrued investment income (related parties - $2,376 and $2,362) (Exchanges - $1,561 and $1,596)	28,988	27,177
Premiums and other receivables, net (Exchanges - $65,053 and $61,327)	1,532,780	1,399,812
Deferred acquisition costs (Exchanges - $21,639 and $20,007)	270,384	251,408
Reinsurance recoverable (related parties - $5,664 and $7,425) (Exchanges - $128,899 and $117,068)	1,443,240	1,611,738
Prepaid reinsurance premiums (Exchanges - $124,970 and $136,433)	609,370	665,674
Premises and equipment, net (Exchanges - $764 and $1,695)	405,767	308,004
Intangible assets, net (Exchanges - $3,315 and $3,405)	369,000	379,937
Goodwill	183,430	180,183
Prepaid and other assets (Exchanges - $60 and $4,581)	39,395	154,958
Total assets	$9,666,656	$9,439,280

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	June 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $194,297 and $178,470)	$2,887,240	$2,957,159
Unearned premiums and other revenue (Exchanges - $267,086 and $265,763)	2,366,832	2,280,728
Reinsurance payable (Exchanges - $36,733 and $40,393)	591,418	656,265
Accounts payable and accrued expenses (related parties - $2,454 and $69,874) (Exchanges - $4,128 and $7,720)	309,173	398,058
Debt	708,657	705,795
Other liabilities (Exchanges - $45,411 and $61,640)	342,468	240,404
Total liabilities	$7,205,788	$7,238,409
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 113,215,632 shares - 2019; authorized 150,000,000 shares, issued and outstanding 112,940,595 shares - 2018.	$1,132	$1,129
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2019; authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2018. Aggregate liquidation preference $450,000 - 2019, $450,000 - 2018.	450,000	450,000
Additional paid-in capital	1,060,379	1,057,783
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(17,659)	(14,461)
Unrealized gain (loss) on investments, net of tax	77,569	(37,669)
Total accumulated other comprehensive income (loss)	59,910	(52,130)
Retained earnings	907,841	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,479,262	2,220,838
Non-controlling interest	(18,394)	(19,967)
Total stockholders’ equity	$2,460,868	$2,200,871
Total liabilities and stockholders’ equity	$9,666,656	$9,439,280

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net earned premium	$1,030,651	$942,906	$1,994,808	$1,848,444
Ceding commission income	60,192	55,408	129,726	99,876
Service and fee income	148,908	130,501	314,415	272,623
Net investment income	35,131	25,995	68,576	51,006
Net loss on investments	(5,230)	(19,704)	(5,208)	(19,586)
Total revenues	1,269,652	1,135,106	2,502,317	2,252,363
Expenses:
Loss and loss adjustment expense	715,535	670,328	1,367,344	1,304,494
Acquisition costs and other underwriting expenses	194,126	181,860	406,044	350,570
General and administrative expenses	247,767	224,429	495,861	455,434
Interest expense	12,925	15,038	25,924	26,192
Total expenses	1,170,353	1,091,655	2,295,173	2,136,690
Income before provision for income taxes	99,299	43,451	207,144	115,673
Provision for income taxes	22,241	6,541	44,747	22,743
Net income	77,058	36,910	162,397	92,930
Net (income) loss attributable to non-controlling interest	818	7,638	7,237	19,826
Net income attributable to NGHC	77,876	44,548	169,634	112,756
Dividends on preferred stock	(8,925)	(7,875)	(16,800)	(15,750)
Net income attributable to NGHC common stockholders	$68,951	$36,673	$152,834	$97,006

Earnings per common share (“EPS”):
Basic EPS	$0.61	$0.34	$1.35	$0.91
Diluted EPS	$0.60	$0.34	$1.33	$0.89

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$77,058	$36,910	$162,397	$92,930

Other comprehensive income:
Foreign currency translation adjustment	210	(9,297)	(4,043)	(10,204)
Income tax effect	(44)	1,645	845	1,833
Total foreign currency translation adjustment, net of tax	166	(7,652)	(3,198)	(8,371)

Gross unrealized gain (loss) on investments before reclassifications	80,187	(23,915)	156,972	(77,121)
Income tax effect	(16,839)	5,276	(32,964)	16,449
Total change in net unrealized gain (loss) on investments, net of tax	63,348	(18,639)	124,008	(60,672)
Reclassification adjustments for investments gain/loss to net income:
Net realized (gain) loss on investments	(69)	19,555	51	19,557
Income tax effect	14	(4,107)	(11)	(4,107)
Total (gain) loss on investments reclassifications to net income, net of tax	(55)	15,448	40	15,450

Other comprehensive income (loss) before income tax effect	80,328	(13,657)	152,980	(67,768)
Income tax effect	(16,869)	2,814	(32,130)	14,175
Other comprehensive income (loss), net of tax	63,459	(10,843)	120,850	(53,593)
Comprehensive income	140,517	26,067	283,247	39,337
Comprehensive (income) loss attributable to non-controlling interest	(3,312)	8,505	(1,573)	25,797
Comprehensive income attributable to NGHC	$137,205	$34,572	$281,674	$65,134

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total
Balance, beginning of period	113,137,346	$1,131	2,565,120	$450,000	$1,058,061	$581	$843,415	$(21,706)	$2,331,482
Net income (loss)	—	—	—	—	—	—	77,876	(818)	77,058
Foreign currency translation adjustment, net of tax	—	—	—	—	—	166	—	—	166
Change in unrealized gain on investments, net of tax	—	—	—	—	—	59,163	—	4,130	63,293
Common stock dividends declared	—	—	—	—	—	—	(4,525)	—	(4,525)
Preferred stock dividends declared	—	—	—	—	—	—	(8,925)	—	(8,925)
Common stock issued under employee stock plans and exercises of stock options	108,212	1	—	—	153	—	—	—	154
Shares withheld related to net share settlement	(29,926)	—	—	—	(705)	—	—	—	(705)
Stock-based compensation	—	—	—	—	2,870	—	—	—	2,870
Balance, end of period	113,215,632	$1,132	2,565,120	$450,000	$1,060,379	$59,910	$907,841	$(18,394)	$2,460,868

	Three Months Ended June 30, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total
Balance, beginning of period	106,887,566	$1,069	2,565,000	$420,000	$919,029	$(45,722)	$662,713	$7,564	$1,964,653
Net income (loss)	—	—	—	—	—	—	44,548	(7,638)	36,910
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(7,652)	—	—	(7,652)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(2,324)	—	(867)	(3,191)
Common stock dividends	—	—	—	—	—	—	(4,287)	—	(4,287)
Preferred stock dividends	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	201,180	2	—	—	1,107	—	—	—	1,109
Shares withheld related to net share settlement	(30,975)	—	—	—	(772)	—	—	—	(772)
Stock-based compensation	—	—	—	—	2,380	—	—	—	2,380
Balance, end of period	107,057,771	$1,071	2,565,000	$420,000	$921,744	$(55,698)	$695,099	$(941)	$1,981,275

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2019	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	—	—	169,634	(7,237)	162,397
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,198)	—	—	(3,198)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	115,238	—	8,810	124,048
Common stock dividends declared	—	—	—	—	—	—	(9,049)	—	(9,049)
Preferred stock dividends declared	—	—	—	—	—	—	(16,800)	—	(16,800)
Common stock issued under employee stock plans and exercises of stock options	400,488	3	—	—	244	—	—	—	247
Shares withheld related to net share settlement	(125,451)	—	—	—	(3,140)	—	—	—	(3,140)
Stock-based compensation	—	—	—	—	5,492	—	—	—	5,492
Balance June 30, 2019	113,215,632	$1,132	2,565,120	$450,000	$1,060,379	$59,910	$907,841	$(18,394)	$2,460,868

	Six Months Ended June 30, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	112,756	(19,826)	92,930
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(8,371)	—	—	(8,371)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(39,251)	—	(5,971)	(45,222)
Common stock dividends declared	—	—	—	—	—	—	(8,564)	—	(8,564)
Preferred stock dividends declared	—	—	—	—	—	—	(15,750)	—	(15,750)
Common stock issued under employee stock plans and exercises of stock options	452,671	4	—	—	1,597	—	—	—	1,601
Shares withheld related to net share settlement	(92,548)	—	—	—	(2,114)	—	—	—	(2,114)
Stock-based compensation	—	—	—	—	4,510	—	—	—	4,510
Balance June 30, 2018	107,057,771	$1,071	2,565,000	$420,000	$921,744	$(55,698)	$695,099	$(941)	$1,981,275

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$162,397	$92,930
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net loss on investments	5,208	19,586
Bad debt expense	37,849	36,682
Depreciation and amortization	57,134	42,026
Stock-based compensation expense	5,492	4,510
Other, net	(213)	4,336
Changes in assets and liabilities:
Accrued investment income	(1,858)	(1,675)
Premiums and other receivables	(172,669)	(177,047)
Deferred acquisition costs	(19,198)	(30,888)
Reinsurance recoverable	167,655	(129,115)
Prepaid reinsurance premiums	55,856	(117,252)
Prepaid expenses and other assets	93,691	14,166
Unpaid loss and loss adjustment expense reserves	(65,795)	72,872
Unearned premiums and other revenue	87,986	288,399
Reinsurance payable	(63,426)	183,915
Accounts payable and accrued expenses	(29,703)	(16,224)
Other liabilities	(25,202)	(123,022)
Net cash provided by operating activities	295,204	164,199
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(489,070)	(729,785)
Short-term investments	(1,237,248)	(1,503,917)
Other investments	(1,235)	(7,467)
Premises and equipment	(77,749)	(81,733)
Proceeds from:
Sale and maturity of debt securities, available-for-sale	173,110	734,997
Sale of equity securities	1,700	3,493
Sale of short-term investments	1,385,164	1,396,894
Sale and return of other investments	5,899	120,064
Other investing activities	(5,935)	(9,379)
Net cash used in investing activities	$(245,364)	$(76,833)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Payments of debt issuance costs	$(1,726)	$—
Repayments of debt and principal payments under capital leases obligations	(6,554)	(9,000)
Issuance of common stock — employee share options	247	193
Taxes paid related to net share settlement of equity awards	(3,140)	(2,114)
Dividends paid to common shareholders	(9,044)	(8,544)
Dividends paid to preferred shareholders	(16,742)	(15,750)
Net cash used in financing activities	(36,959)	(35,215)
Effect of exchange rate changes on cash and cash equivalents	(2,124)	(8,307)
Net increase in cash, cash equivalents, and restricted cash	10,757	43,844
Cash, cash equivalents, and restricted cash at beginning of the period	233,583	357,484
Cash, cash equivalents, and restricted cash at end of the period	$244,340	$401,328

Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	$4,526	$4,282
Accrued preferred stock dividends	8,925	7,875

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
January 1, 2019
The Company adopted the standard as of the beginning of the year using the modified retrospective transition approach and did not adjust prior comparative periods. On January 1, 2019, the Company recorded the recognition of the ROU asset and lease liability net of deferred rent, inducement costs and deferred tax impact of $85,000, in both assets and liabilities on its consolidated balance sheets. The adoption of the standard did not have a material effect on the Company’s results of operations and had no impact on cash flows. See Note 9, “Leases” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Not Yet Adopted

With the exception of the adopted or not yet adopted accounting pronouncements discussed here, there have been no recent accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the six months ended June 30, 2019, as compared to those described in Note 2, “Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance, or potential significance, to the Company.

Standard	Description	Effective Date	Effect on the Company
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments.
This standard significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. Companies will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326 and impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies that an entity should include recoveries when estimating the allowance for credit losses. The FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which eases transition to the credit losses standard by providing the option to measure certain types of assets at fair value. The standard requires using a modified retrospective approach, recognizing a cumulative-effect adjustment as of the beginning of the first reporting period in which the standard is effective.
January 1, 2020
The Company has identified certain financial assets in scope, including debt securities classified as available for sale, financing receivables and reinsurance recoverables. The impact on the Company’s financial condition, results of operations, cash flows and disclosures at the date of adoption of the updated standard will be determined by the financial instruments held by the Company and the macroeconomic conditions and exposures at that time. The Company’s implementation and evaluation process to date includes, but is not limited to, model development, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of the standard is not expected to have a material impact on its consolidated financial statements.

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
January 1, 2020
The impact of the standard will depend upon the performance of the Company’s reporting units and the market conditions impacting the fair value of each reporting unit going forward. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$58,237	$1,973	$(62)	$60,148
Federal agencies	24,060	38	(1)	24,097
States and political subdivision bonds	252,345	5,626	(62)	257,909
Foreign government	147,834	5,121	—	152,955
Corporate bonds	1,599,222	57,176	(2,192)	1,654,206
Residential mortgage-backed securities	970,968	13,314	(2,113)	982,169
Commercial mortgage-backed securities	577,700	27,443	(518)	604,625
Asset-backed securities	56,236	1,284	(31)	57,489
Structured securities	238,442	212	(3,745)	234,909
Total	$3,925,044	$112,187	$(8,724)	$4,028,507
NGHC	$3,625,959	$106,733	$(8,535)	$3,724,157
Reciprocal Exchanges	299,085	5,454	(189)	304,350
Total	$3,925,044	$112,187	$(8,724)	$4,028,507

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$64,829	$1,026	$(262)	$65,593
Federal agencies	37,842	22	(389)	37,475
States and political subdivision bonds	274,367	1,369	(3,539)	272,197
Foreign government	151,443	993	(70)	152,366
Corporate bonds	1,283,061	3,094	(25,450)	1,260,705
Residential mortgage-backed securities	944,365	716	(19,965)	925,116
Commercial mortgage-backed securities	548,192	3,757	(6,974)	544,975
Asset-backed securities	60,563	705	(121)	61,147
Structured securities	249,947	99	(8,588)	241,458
Total	$3,614,609	$11,781	$(65,358)	$3,561,032
NGHC	$3,311,639	$11,206	$(58,896)	$3,263,949
Reciprocal Exchanges	302,970	575	(6,462)	297,083
Total	$3,614,609	$11,781	$(65,358)	$3,561,032

As of June 30, 2019 and December 31, 2018, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2019, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$42,330	$42,360	$4,116	$4,224	$46,446	$46,584
Due after one year through five years	900,127	922,586	154,099	155,874	1,054,226	1,078,460
Due after five years through ten years	923,621	959,652	40,815	42,330	964,436	1,001,982
Due after ten years	241,937	243,937	13,095	13,261	255,032	257,198
Mortgage-backed securities	1,517,944	1,555,622	86,960	88,661	1,604,904	1,644,283
Total	$3,625,959	$3,724,157	$299,085	$304,350	$3,925,044	$4,028,507

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$10,988	$(6)	$17,908	$(56)	$28,896	$(62)
Federal agencies	—	—	259	(1)	259	(1)
States and political subdivision bonds	2,929	(9)	6,559	(53)	9,488	(62)
Foreign government	500	—	—	—	500	—
Corporate bonds	18,179	(28)	85,550	(2,164)	103,729	(2,192)
Residential mortgage-backed securities	146,074	(712)	72,282	(1,401)	218,356	(2,113)
Commercial mortgage-backed securities	56,841	(119)	51,069	(399)	107,910	(518)
Asset-backed securities	—	—	1,714	(31)	1,714	(31)
Structured securities	84,407	(1,018)	87,964	(2,727)	172,371	(3,745)
Total	$319,918	$(1,892)	$323,305	$(6,832)	$643,223	$(8,724)
NGHC	$313,877	$(1,864)	$302,813	$(6,671)	$616,690	$(8,535)
Reciprocal Exchanges	6,041	(28)	20,492	(161)	26,533	(189)
Total	$319,918	$(1,892)	$323,305	$(6,832)	$643,223	$(8,724)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$474	$(2)	$21,540	$(260)	$22,014	$(262)
Federal agencies	23,729	(351)	1,493	(38)	25,222	(389)
States and political subdivision bonds	57,090	(902)	119,759	(2,637)	176,849	(3,539)
Foreign government	45,748	(70)	—	—	45,748	(70)
Corporate bonds	586,359	(12,891)	321,115	(12,559)	907,474	(25,450)
Residential mortgage-backed securities	234,396	(1,637)	551,623	(18,328)	786,019	(19,965)
Commercial mortgage-backed securities	13,229	(239)	148,700	(6,735)	161,929	(6,974)
Asset-backed securities	25,978	(78)	1,494	(43)	27,472	(121)
Structured securities	222,154	(8,136)	6,167	(452)	228,321	(8,588)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)
NGHC	$1,115,823	$(22,668)	$1,018,975	$(36,228)	$2,134,798	$(58,896)
Reciprocal Exchanges	93,334	(1,638)	152,916	(4,824)	246,250	(6,462)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)

There were 351 and 1,662 individual security lots at June 30, 2019 and December 31, 2018, respectively, that accounted for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. As of June 30, 2019 and December 31, 2018, of the $6,832 and $41,052, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those securities were greater than or equal to 25% of its amortized cost.

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

The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on debt securities reported above were primarily caused by the effects of the interest rate environment. Therefore, the Company does not believe the unrealized losses represent an OTTI as of June 30, 2019 and December 31, 2018.

(c) Equity Securities

The fair values of equity securities were as follows:

	June 30, 2019	December 31, 2018
Common stock	$4,968	$10,949
Total	$4,968	$10,949
NGHC	$4,968	$10,949
Reciprocal Exchanges	—	—
Total	$4,968	$10,949

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash and short-term investments	$847	$142	$2,344	$329
Debt securities	30,725	25,570	60,192	49,826
Equity securities	1	204	3	359
Other, net (related parties - three months - $1,919 and $340; six months - $2,173 and $45)	4,732	1,832	8,238	3,653
Investment income	36,305	27,748	70,777	54,167
Investment expenses	(1,174)	(1,753)	(2,201)	(3,161)
Net investment income	$35,131	$25,995	$68,576	$51,006
NGHC	$33,007	$23,790	$64,282	$46,657
Reciprocal Exchanges	2,124	2,205	4,294	4,349
Net investment income	$35,131	$25,995	$68,576	$51,006

(e) Net Realized Gains (Losses)

The table below indicates realized gains and losses on investments. Other, net includes realized gains and losses from short-term and other investments and foreign exchange. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Debt securities, available-for-sale:
Gross gains	$187	$964	$323	$2,088
Gross losses	(118)	(20,519)	(374)	(21,645)
Net realized gain (loss) on debt securities, available-for-sale	69	(19,555)	(51)	(19,557)
Equity securities	(5,317)	(4,779)	(4,281)	(5,827)
Other, net	18	4,630	(876)	5,798
Net realized loss on investments	$(5,230)	$(19,704)	$(5,208)	$(19,586)
NGHC	$(5,274)	$(18,736)	$(4,508)	$(18,487)
Reciprocal Exchanges	44	(968)	(700)	(1,099)
Net realized loss on investments	$(5,230)	$(19,704)	$(5,208)	$(19,586)

Net gains and losses recognized during the reporting period on equity securities still held at the reporting date were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net losses recognized during the period	$(5,317)	$(4,779)	$(4,281)	$(5,827)
Less: Net losses recognized during the period on securities sold during the period	—	(108)	—	(108)
Net losses recognized during the reporting period on securities still held at the reporting date	$(5,317)	$(4,671)	$(4,281)	$(5,719)

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

	NGHC			Reciprocal Exchanges
June 30, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$45,370	$46,789	1.3%	$12,867	$13,359	4.4%
AAA	608,213	635,346	17.1%	20,230	20,774	6.8%
AA, AA+, AA-	1,390,221	1,411,057	37.8%	129,362	131,073	43.1%
A, A+, A-	724,652	746,552	20.0%	125,759	128,269	42.1%
BBB, BBB+, BBB-	799,592	825,916	22.2%	10,835	10,843	3.6%
BB+ and lower	57,911	58,497	1.6%	32	32	—%
Total	$3,625,959	$3,724,157	100.0%	$299,085	$304,350	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2018	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,122	$52,759	1.6%	$12,707	$12,834	4.3%
AAA	586,639	589,078	18.0%	18,335	18,109	6.1%
AA, AA+, AA-	1,385,709	1,358,528	41.6%	142,525	140,114	47.2%
A, A+, A-	591,219	581,106	17.8%	118,535	115,618	38.9%
BBB, BBB+, BBB-	653,645	641,554	19.7%	10,834	10,374	3.5%
BB+ and lower	42,305	40,924	1.3%	34	34	—%
Total	$3,311,639	$3,263,949	100.0%	$302,970	$297,083	100.0%

The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

June 30, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.7%	25.0%	13.8%	0.4%	$710,473	42.9%
Industrials	0.3%	4.4%	19.7%	29.2%	0.5%	894,880	54.1%
Utilities/Other	—%	—%	1.3%	1.7%	—%	48,853	3.0%
Total	0.3%	8.1%	46.0%	44.7%	0.9%	$1,654,206	100.0%
NGHC	—%	5.5%	38.3%	44.1%	0.9%	$1,469,284	88.8%
Reciprocal Exchanges	0.3%	2.6%	7.7%	0.6%	—%	184,922	11.2%
Total	0.3%	8.1%	46.0%	44.7%	0.9%	$1,654,206	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	4.3%	23.1%	14.2%	0.9%	$535,373	42.5%
Industrials	0.4%	6.1%	21.5%	26.7%	0.6%	697,324	55.3%
Utilities/Other	—%	—%	1.8%	0.4%	—%	28,008	2.2%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%
NGHC	—%	6.3%	37.3%	40.6%	1.4%	$1,079,099	85.6%
Reciprocal Exchanges	0.4%	4.1%	9.1%	0.7%	0.1%	181,606	14.4%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$211,597	$193,858
Restricted cash and cash equivalents	32,743	39,725
Total cash, cash equivalents and restricted cash	$244,340	$233,583

Restricted investments are as follows:

	June 30, 2019	December 31, 2018
Securities on deposit with state regulatory authorities	$79,814	$73,119
Restricted investments to trusts in certain reinsurance transactions	58,653	70,470
Total restricted investments	$138,467	$143,589

(h) Short-term and Other Investments

Short-term investments include investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments also consist of commercial paper, U.S. Treasury bills and money market funds that are held within the Company’s longer term investment portfolios.

The table below summarizes the composition of other investments:

	June 30, 2019	December 31, 2018
Equity method investments (related parties - $106,683 and $106,031)	$141,675	$142,921
Notes receivable (related parties - $128,458 and $127,692)	129,313	128,893
Long-term Certificates of Deposit (CDs), at cost	20,150	20,252
Investments, at fair value	5,174	6,542
Investments, at cost or amortized cost	7,668	7,668
Total	$303,980	$306,276

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

The Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For both the three and six months ended June 30, 2019 and 2018, the Company did not record OTTI on other investments.

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

Limited Liability Companies and Limited Partnerships

The following entities are considered by the Company to be Variable Interest Entities, for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% non-controlling equity interest in a limited partnership managed by a third party. As of June 30, 2019, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

The following table presents the Company’s 50% investment activity in the LSC Entity:

	Six Months Ended June 30,
	2019	2018
Balance, beginning of the period	$48,324	$160,683
Distributions (three months - $0 and $9,000)	—	(116,035)
Contributions (three months - $0 and $0)	—	2,000
Equity in earnings (losses) (three months - $1,145 and $809)	1,731	1,509
Change in equity method investments	1,731	(112,526)
Balance, end of the period	$50,055	$48,157

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company entered into an office lease with 800 Superior, LLC. The Company paid 800 Superior, LLC $742 and $723 in rent for the three months ended June 30, 2019 and 2018, respectively. The Company paid 800 Superior, LLC $1,484 and $1,445 in rent for the six months ended June 30, 2019 and 2018, respectively. The Company’s equity interest in 800 Superior, LLC as of June 30, 2019 and December 31, 2018 was $792 and $816, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $282 and $(192), respectively. For

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(24) and $(1,262), respectively.

East Ninth & Superior, LLC

The Company holds an investment in East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC with AmTrust (collectively “East Ninth & Superior”). The Company and AmTrust each have a 50% ownership interest in East Ninth and Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. The Company’s equity interest in East Ninth & Superior as of June 30, 2019 and December 31, 2018 was $4,349 and $4,309, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from East Ninth & Superior of $27 and $19, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from East Ninth & Superior of $40 and $35, respectively.

North Dearborn Building Company, L.P.

The Company holds an investment in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), a related party, owned by Karfunkel family members which is managed by an unrelated third party. The Company and AmTrust each hold a 45% limited partnership interest in North Dearborn, while NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in North Dearborn as of June 30, 2019 and December 31, 2018 was $5,878 and $6,214, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from North Dearborn of $(38) and $(156), respectively, and received distributions of $270 and $1,125, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from North Dearborn of $(66) and $(165), respectively, and received distributions of $270 and $1,125, respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC. Additionally, the Company entered into a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $608 and $550 in rent for the three months ended June 30, 2019 and 2018, respectively. The Company paid 4455 LBJ Freeway, LLC $1,206 and $1,124 in rent for the six months ended June 30, 2019 and 2018, respectively. The Company’s equity interest in 4455 LBJ Freeway, LLC as of June 30, 2019 and December 31, 2018 was $921 and $793, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $105 and $(13), respectively. For the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $128 and $(11), respectively.

Illinois Center Building, L.P.

The Company holds an investment in Illinois Center Building, L.P. (“Illinois Center”), a limited partnership that owns an office building in Chicago, Illinois. AmTrust and ACP Re are also limited partners in Illinois Center and the general partner is NA Advisors. The Company and AmTrust each hold a 37.5% limited partnership interest in Illinois Center, while ACP Re holds a 15.0% limited partnership interest. NA Advisors holds a 10.0% general partnership interest and a 10.0% profit interest, which NA Advisors pays to the unrelated third party manager. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building. The Company’s equity interest in Illinois Center as of June 30, 2019 and December 31, 2018 was $44,688 and $45,575, respectively. For the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from Illinois Center of $(790) and $(1,301), respectively, and made contributions of $1,125 and $2,250, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings (losses) from Illinois Center of $(2,012) and $(2,410), respectively, and made contributions of $1,125 and $2,250, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of June 30, 2019 and December 31, 2018. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$60,148	$—	$—	$60,148
Federal agencies	24,097	—	—	24,097
States and political subdivision bonds	—	254,809	3,100	257,909
Foreign government	—	152,955	—	152,955
Corporate bonds	—	1,645,165	9,041	1,654,206
Residential mortgage-backed securities	—	982,169	—	982,169
Commercial mortgage-backed securities	—	604,625	—	604,625
Asset-backed securities	—	57,489	—	57,489
Structured securities	—	234,909	—	234,909
Total available-for-sale debt securities	84,245	3,932,121	12,141	4,028,507
Equity securities:
Common stock	3,963	—	1,005	4,968
Total equity securities	3,963	—	1,005	4,968
Short-term investments	202,507	—	—	202,507
Other investments	—	—	5,174	5,174
Total	$290,715	$3,932,121	$18,320	$4,241,156
NGHC	$259,840	$3,641,631	$18,320	$3,919,791
Reciprocal Exchanges	30,875	290,490	—	321,365
Total	$290,715	$3,932,121	$18,320	$4,241,156

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$65,593	$—	$—	$65,593
Federal agencies	37,475	—	—	37,475
States and political subdivision bonds	—	268,601	3,596	272,197
Foreign government	—	152,366	—	152,366
Corporate bonds	—	1,248,938	11,767	1,260,705
Residential mortgage-backed securities	—	925,116	—	925,116
Commercial mortgage-backed securities	—	544,975	—	544,975
Asset-backed securities	—	61,147	—	61,147
Structured securities	—	241,458	—	241,458
Total available-for-sale debt securities	103,068	3,442,601	15,363	3,561,032
Equity securities:
Common stock	9,898	—	1,051	10,949
Total equity securities	9,898	—	1,051	10,949
Short-term investments	348,549	—	—	348,549
Other investments	—	—	6,542	6,542
Total	$461,515	$3,442,601	$22,956	$3,927,072
NGHC	$429,502	$3,160,203	$22,956	$3,612,661
Reciprocal Exchanges	32,013	282,398	—	314,411
Total	$461,515	$3,442,601	$22,956	$3,927,072

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Common stock	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$1,051	$6,542	$22,956
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	(46)	(1,368)	(1,414)
Included in other comprehensive income(2)	(496)	(2,726)	—	—	(3,222)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Balance as of June 30, 2019	$3,100	$9,041	$1,005	$5,174	$18,320
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(46)	$(1,368)	$(1,414)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(496)	$(2,726)	$—	$—	$(3,222)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Common stock	Preferred stock	Other investments	Total
Balance as of January 1, 2018	$4,081	$24,545	$5,052	$270	$10,782	$44,730
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	(1,131)	9	1,075	(47)
Included in other comprehensive income(2)	(484)	(37)	—	—	—	(521)
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(1,178)	(1,178)
Balance as of June 30, 2018	$3,597	$24,508	$3,921	$279	$10,679	$42,984
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(1,131)	$9	$1,075	$(47)
(1) Gains and losses recognized in net income are reported within Net investment income.
(2) Gains and losses recognized in other comprehensive income are reported within unrealized gains (losses) on investments, net of tax.

During the six months ended June 30, 2019 and 2018, there were no transfers between Level 2 and Level 3.

At June 30, 2019 and December 31, 2018, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

Fair value information about financial instruments not measured at fair value

Debt - The amount reported in the accompanying Condensed Consolidated Balance Sheets for these financial instruments represents the carrying value of the debt. See Note 8, “Debt” for additional information.

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		June 30, 2019		December 31, 2018
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,885	$105,120	$96,842	$90,400

6.75% Notes	Level 3	346,762	366,036	346,439	353,756
Subordinated Debentures	Level 3	72,168	72,122	72,168	72,109
2016 Credit Agreement	Level 3	—	—	160,000	163,222
2019 Credit Agreement	Level 3	160,000	169,257	—	—

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Six Months Ended June 30,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the period	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389
Additions	264,381	32,066	296,447	261,360	11,276	272,636
Amortization	(252,342)	(25,129)	(277,471)	(234,864)	(10,428)	(245,292)
Change in DAC	12,039	6,937	18,976	26,496	848	27,344
Balance, end of the period	$238,227	$32,157	$270,384	$224,779	$18,954	$243,733
NGHC	$216,588	$32,157	$248,745	$200,460	$18,954	$219,414
Reciprocal Exchanges	21,639	—	21,639	24,319	—	24,319
Balance, end of the period	$238,227	$32,157	$270,384	$224,779	$18,954	$243,733

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below show the roll forward of loss reserves on a gross and net of reinsurance basis, reflecting changes in losses incurred and paid losses:

	Six Months Ended June 30, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the period	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the period	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	1,114,075	190,060	1,304,135	75,936	1,380,071
Prior year	4,882	(18,987)	(14,105)	1,378	(12,727)
Total incurred	1,118,957	171,073	1,290,030	77,314	1,367,344
Paid losses and LAE related to:
Current year	(373,662)	(76,149)	(449,811)	(39,264)	(489,075)
Prior year	(712,961)	(88,468)	(801,429)	(33,260)	(834,689)
Total paid	(1,086,623)	(164,617)	(1,251,240)	(72,524)	(1,323,764)
Effect of foreign exchange rates	—	(3,338)	(3,338)	—	(3,338)
Net balance at end of the period	1,357,155	249,823	1,606,978	105,281	1,712,259
Plus: Reinsurance recoverable at end of the period	1,050,771	35,194	1,085,965	89,016	1,174,981
Gross balance at end of period	$2,407,926	$285,017	$2,692,943	$194,297	$2,887,240

	Six Months Ended June 30, 2018
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557
Less: Reinsurance recoverable at beginning of the period	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)
Net balance at beginning of the period	1,203,056	239,813	1,442,869	90,945	1,533,814
Incurred losses and LAE related to:
Current year	1,059,125	191,135	1,250,260	88,282	1,338,542
Prior year	(20,552)	(11,423)	(31,975)	(2,073)	(34,048)
Total incurred	1,038,573	179,712	1,218,285	86,209	1,304,494
Paid losses and LAE related to:
Current year	(507,951)	(64,516)	(572,467)	(49,507)	(621,974)
Prior year	(517,629)	(93,708)	(611,337)	(27,267)	(638,604)
Total paid	(1,025,580)	(158,224)	(1,183,804)	(76,774)	(1,260,578)
Effect of foreign exchange rates	—	(8,978)	(8,978)	—	(8,978)
Net balance at end of the period	1,216,049	252,323	1,468,372	100,380	1,568,752
Plus: Reinsurance recoverable at end of the period	1,078,726	13,135	1,091,861	66,876	1,158,737
Gross balance at end of period	$2,294,775	$265,458	$2,560,233	$167,256	$2,727,489

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2019. Loss and LAE for the six months ended June 30, 2019 included $12,727 of favorable development on prior accident year loss and LAE reserves. The $6,260 of unfavorable development in the property and casualty segment (including $1,378 of unfavorable development for the Reciprocal Exchanges) was driven by auto liability, while the $18,987 of favorable development in the accident and health segment was primarily driven by the domestic book of business.

2018. Loss and LAE for the six months ended June 30, 2018 included $34,048 of favorable development on prior accident year loss and LAE reserves. The $22,625 of favorable development in the property and casualty segment

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(including $2,073 of favorable development for the Reciprocal Exchanges) was primarily driven by favorable development in the Company’s auto physical damage and homeowners business, while $11,423 of favorable development in the accident and health segment was primarily driven by favorable development in the Company’s domestic products.

7. Reinsurance

The Company utilizes various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit its exposure to a maximum loss on any one risk. Reinsurance agreements transfer portions of the underlying risk of the business the Company writes. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best Company, Inc. rating of “A-” (Excellent) or are fully collateralized at the time they enter into the Company’s reinsurance agreements. The Company also enters into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

Reinsurance recoverable is as follows:

	June 30, 2019	December 31, 2018
Reinsurance recoverable on paid losses	$268,259	$326,596
Reinsurance recoverable on unpaid losses	1,174,981	1,285,142
Reinsurance recoverable	$1,443,240	$1,611,738

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	June 30, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$72,010	$1,174,981	$84,469	$1,285,142
Unearned premiums	21,080	609,370	21,015	665,674

The following is the effect of reinsurance on premiums and losses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Premium:	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,293,591	$1,356,695	$1,310,908	$1,256,277	$2,782,779	$2,672,400	$2,724,785	$2,447,604
Assumed	20,317	19,843	29,541	31,498	40,907	40,843	48,794	60,549
Total Gross Premium	1,313,908	1,376,538	1,340,449	1,287,775	2,823,686	2,713,243	2,773,579	2,508,153
Ceded	(318,510)	(345,887)	(450,474)	(344,869)	(663,624)	(718,435)	(776,961)	(659,709)
Net Premium	$995,398	$1,030,651	$889,975	$942,906	$2,160,062	$1,994,808	$1,996,618	$1,848,444

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$11,324	$150,709	$10,329	$225,234	$16,646	$360,031	$9,008	$422,551

State-based Industry Pools and Facilities

The Company’s reinsurance programs include premiums written under state-mandated involuntary plans for automobile, motorcycle and commercial vehicles and premiums ceded to state-provided reinsurance facilities such as Michigan Catastrophic Claims Association (“MCCA”) and North Carolina Reinsurance Facility (“NCRF”), for which the Company retains no loss indemnity risk. Prepaid reinsurance premiums are earned on a pro rata basis over the period of risk, based on a daily earnings convention, which is consistent with premiums written.

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

Quota Share Agreements

Effective July 1, 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business, under which the Company ceded 15.0% of net liability under auto policies in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to an unaffiliated third-party reinsurance provider. Under the Auto Quota Share Agreement, the Company received a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 63.4% or less and a minimum of 29.6% if the loss ratio is 66.6% or higher. The liability of the reinsurer is capped at $5,000 per risk or $70,000 per event. The Company retains the flexibility, under certain conditions, to increase the cession percentage up to a maximum cession of 30.0% and to decrease the cession percentage to a minimum cession of 5.0% during 2019. Effective January 1, 2019, the Company ceded 7.0% of net liability under new and renewal auto policies written. Effective July 1, 2019, the Company renewed its Auto Quota Share Agreement for a two year term. Effective July 1, 2019, the Company cedes 10.0% of net liability under new and renewal auto policies with the ability to increase the cession to up to 30.0% and decrease the cession down to 5.0% under certain conditions. The Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 64.7% or less and a minimum of 30.0% if the loss ratio is 67.5% or higher.

Effective July 1, 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business, under which the Company ceded 29.6% of net liability under homeowners policies, including lender-placed property policies, in force as of the effective date and new and renewal policies issued during the two-year term of the agreement to unaffiliated third-party reinsurance providers. Under the HO Quota Share Agreement, the Company received a 42.5% ceding commission on premiums ceded to the reinsurers during the term of the HO Quota Share Agreement. The liability of the reinsurers is capped at $5,000 per risk or $70,000 per event. Effective May 1, 2018, the Company ceded an additional 12.4% of net liability (for a total cession of 42.0%) and received a 38.0% ceding commission on the additional 12.4% in ceded premiums. Effective July 1, 2019, the Company renewed its HO Quota Share Agreement for a one year term. Effective July 1, 2019, the Company cedes 40.0% of net liability under homeowners policies and receives a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. The weighted average expected ceding commission for all in-force business and new and renewal homeowners business is 37.5% over the contract term.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Catastrophe Reinsurance

As of May 1, 2018, the Company’s reinsurance property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses, provided a total of $575,000 in coverage with a $70,000 retention, with one reinstatement. Effective May 1, 2019, the Company’s reinsurance property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses, provides a total of $650,000 in coverage with one reinstatement with a $70,000 retention for the first event and $50,000 for the second event. Effective July 1, 2018, the casualty program provides $35,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk.

As of July 1, 2018, a reinsurance property catastrophe excess of loss program went into effect protecting the Reciprocal Exchanges against accumulations of losses resulting from a catastrophic event. The property catastrophe program provided a total of $475,000 in coverage with a $20,000 retention, with one reinstatement. Effective July 1, 2019, the Reciprocal Exchanges renewed their property catastrophe excess of loss program providing a total of $480,000 in coverage with a $20,000 retention, with one reinstatement.

8. Debt

The following table represents the Company’s debt:

	Interest Rate	Maturity	June 30, 2019	December 31, 2018
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II	LIBOR + 4.25%	2037	30,930	30,930
2016 Credit Agreement(1)	LIBOR + 2.00%	2020	—	160,000
2019 Credit Agreement(2)	LIBOR + 1.75%	2023	160,000	—
Finance lease liabilities	Various	Various	20,383	14,824
Other	3.5%	Various	12,459	15,522
Unamortized debt issuance costs and unamortized discount			(6,353)	(6,719)
Total carrying amount of debt			$708,657	$705,795
(1) The weighted average interest rate on the amount outstanding as of December 31, 2018 was 4.58%.
(2) The weighted average interest rate on the amount outstanding as of June 30, 2019 was 4.21%.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the Company’s interest expense:

		Three Months Ended June 30,		Six Months Ended June 30,
	Interest Payment Frequency	2019	2018	2019	2018
6.75% Notes	Semiannually	$5,907	$5,907	$11,813	$11,813
7.625% Notes	Quarterly	1,907	1,907	3,813	3,813
Subordinated Debentures	Quarterly	1,189	1,097	2,352	2,083
2016 Credit Agreement	Quarterly	—	2,066	1,211	3,750
2019 Credit Agreement	Quarterly	1,817	—	2,346	—
Finance lease liabilities	Various	292	156	586	320
Other(1)	Various	1,813	3,905	3,803	4,413
Total interest expense		$12,925	$15,038	$25,924	$26,192
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Credit Agreement

On February 25, 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio, and which rate was 0.225% as of June 30, 2019). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to June 30, 2019 are as follows:

	2019 (remaining six months)	2020	2021	2022	2023	2024	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes	—	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	—	160,000	—	—	160,000
Finance lease liabilities	3,182	6,009	3,841	2,218	1,334	1,242	2,557	20,383
Other	3,117	6,399	2,943	—	—	—	—	12,459
Total principal amount of debt	$6,299	$12,408	$6,784	$2,218	$161,334	$351,242	$174,725	$715,010
Unamortized debt issuance costs and unamortized discount								(6,353)
Carrying amount of debt								$708,657

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

As of June 30, 2019, the Company was in compliance with the covenants contained in the Company’s debt agreements.

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

Supplemental balance sheet information related to leases is as follow:

Leases	Classification	June 30, 2019
Assets:
Finance	Buildings and improvements	$9,905
Finance	Vehicle	7,185
Finance	Hardware, software and other equipment	5,254
Total finance		22,344
Operating	Operating lease assets	105,864
Total lease assets	Premises and equipment, net(1)	$128,208

Liabilities:
Finance	Debt	$20,383
Operating	Other liabilities	114,609
Total lease liabilities		$134,992
(1) As of June 30, 2019, accumulated depreciation and amortization for Buildings and improvements, Vehicle, Hardware, software and other equipment, and Operating lease assets was $1,422, $4,844, $7,193 and $12,614, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The components of lease cost are as follows:

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of leased assets	General and administrative expenses	$1,865	$3,623
Interest on lease liabilities	Interest expense	292	586
Finance lease cost		$2,157	$4,209

Operating lease cost	General and administrative expenses	$8,926	$17,744

Maturities of the Company’s lease liabilities for the years subsequent to June 30, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019 (remaining six months)	$15,910	$3,626	$19,536
2020	27,183	6,709	33,892
2021	21,550	4,314	25,864
2022	17,164	2,560	19,724
2023	14,548	1,589	16,137
2024	11,884	1,428	13,312
Thereafter	27,932	2,847	30,779
Total lease payments	$136,171	$23,073	$159,244
Less: Interest	(21,562)	(2,690)
Present value of lease liabilities	$114,609	$20,383

Supplemental information related to term and discount rate is as follow:

Leases	Classification	June 30, 2019
Weighted-average remaining lease term:
Finance	Buildings and improvements	7.7 years
Finance	Vehicle	2.9 years
Finance	Hardware, software and other equipment	2.0 years
Operating	Operating lease assets	5.7 years
Weighted-average discount rate:
Finance	Buildings and improvements	5.8%
Finance	Vehicle	4.2%
Finance	Hardware, software and other equipment	4.3%
Operating	Operating lease assets	5.8%

Supplemental cash flow information related to leases is as follow:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$478
Financing cash flows from finance leases	3,491
Operating cash flows from operating leases	10,893
Leased assets obtained in exchange for new finance lease liabilities	8,942
Leased assets obtained in exchange for new operating lease liabilities	10,092

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

The Company as a defendant and the other parties involved in the consolidated multi-district class action litigation in the United States District Court for the Central District of California with respect to allegations of improper practices in the placement of insurance in the historical and no longer existing collateral protection insurance program for Wells Fargo have recently reached agreement upon a settlement of the litigation subject to court approval. The Company’s net liability relating to the settlement is $10,000 which amount was fully accrued as of December 31, 2018.

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

The Company’s consolidated effective tax rate increased from 15.1% for the three months ended June 30, 2018 to 22.4% for the three months ended June 30, 2019. The Company’s consolidated effective tax rate increased from 19.7% for the six months ended June 30, 2018 to 21.6% for the six months ended June 30, 2019. The consolidated effective tax rate was impacted by the implementation of tax law changes under the Tax Cuts and Jobs Act in 2018.

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

12. Stockholders’ Equity

Preferred Stock

The Company has four separate series (Series A through D) of preferred stock outstanding. Two of these series (Series B and C) were issued in offerings using depositary shares. Dividends on the Series A, B and C preferred stock are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 15th day of January, April, July and October of each year. Dividends on the Series D preferred stock are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of the Company, at any time), the Series D preferred stock may be converted at the holder’s option into shares of the Company’s common stock.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year	Shares of preferred stock issued	Depositary shares issued	Liquidation preference per share	Aggregate liquidation preference
A	7.50%	2,200,000	—	$25	$55,000
B	7.50%	165,000	6,600,000	$1,000	$165,000
C	7.50%	200,000	8,000,000	$1,000	$200,000
D	Fixed/ Floating(1)	120	—	$250,000	$30,000
(1) Dividend rate is fixed at 7.00% prior to July 15, 2023 and floating at six-month LIBOR plus 5.4941% thereafter.

Common Stock and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	May 6, 2019	$0.04
Common stock	February 25, 2019	$0.04

Preferred stock Series A	May 6, 2019	$0.46875
Preferred stock Series A	February 25, 2019	$0.46875

Preferred stock Series B	May 6, 2019	$18.75	$0.46875
Preferred stock Series B	February 25, 2019	$18.75	$0.46875

Preferred stock Series C	May 6, 2019	$18.75	$0.46875
Preferred stock Series C	February 25, 2019	$18.75	$0.46875

Preferred stock Series D	May 6, 2019	$8,750.00

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	May 7, 2018	$0.04
Common stock	February 26, 2018	$0.04

Preferred stock Series A	May 7, 2018	$0.46875
Preferred stock Series A	February 26, 2018	$0.46875

Preferred stock Series B	May 7, 2018	$18.75	$0.46875
Preferred stock Series B	February 26, 2018	$18.75	$0.46875

Preferred stock Series C	May 7, 2018	$18.75	$0.46875
Preferred stock Series C	February 26, 2018	$18.75	$0.46875

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

13. Stock-Based Compensation

Effective May 6, 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance share units, performance units, cash-based awards or other stock-based awards. The number of shares of common stock for which awards may be issued may not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan serves as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continue to be outstanding and subject to their terms and conditions. As of June 30, 2019, 2.5 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

Stock Options

A summary of the stock option awards is shown below:

	Shares Subject to Options Outstanding
Six Months Ended June 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,184,352	$9.53
Exercised	(63,427)	3.90
Outstanding and exercisable at end of period	3,120,925	$9.64	3.6	$41,500
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $22.94, as reported on the Nasdaq Global Select Market on June 28, 2019.

No options were granted, forfeited or expired during the six months ended June 30, 2019. The total intrinsic value of the options exercised for the three months ended June 30, 2019 and 2018 was $749 and $2,129, respectively. The total intrinsic value of the options exercised for the six months ended June 30, 2019 and 2018 was $1,275 and $3,631, respectively. The total fair value of stock options vested for the three months ended June 30, 2019 and 2018 was $62 and $412, respectively. The total fair value of stock options vested for the six months ended June 30, 2019 and 2018 was $99 and $633, respectively.

Restricted Stock Units

A summary of the RSUs is shown below:

	RSUs
Six Months Ended June 30, 2019	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	938,795	$22.28
Granted	510,241	25.58
Vested	(337,061)	22.01
Forfeited	(10,656)	24.15
Non-vested at end of period	1,101,319	$23.88

The weighted-average grant date fair value of RSUs granted for the six months ended June 30, 2019 and 2018 was $25.58 and $20.25, respectively. The total fair value of the RSUs vested for the three months ended June 30, 2019 and 2018 was $1,623 and $1,639, respectively. The total fair value of the RSUs vested for the six months ended June 30, 2019 and 2018 was $7,419 and $5,521, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $2,870 and $2,380 for the three months ended June 30, 2019 and 2018, respectively, and $5,492 and $4,510 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had approximately $21,379 of unrecognized stock-based compensation expense, all of which was related to RSUs. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years based on vesting under the award service conditions.

14. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to NGHC	$77,876	$44,548	$169,634	$112,756
Preferred stock dividends - nonconvertible	(7,875)	(7,875)	(15,750)	(15,750)
Preferred stock dividends - convertible	(1,050)	—	(1,050)	—
Numerator for basic EPS	68,951	36,673	152,834	97,006
Effect of dilutive securities:
Preferred stock dividends - convertible	1,050	—	1,050	—
Numerator for diluted EPS - after assumed conversions	$70,001	$36,673	$153,884	$97,006

Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,178,552	106,969,134	113,097,084	106,864,469
Effect of dilutive securities:
Employee stock options	1,882,001	2,117,842	1,910,829	2,037,772
RSUs	200,241	315,489	265,335	278,800
Convertible preferred stock	789,473	—	789,473	—
Dilutive potential common shares	2,871,715	2,433,331	2,965,637	2,316,572
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,050,267	109,402,465	116,062,721	109,181,041

Basic EPS	$0.61	$0.34	$1.35	$0.91
Diluted EPS	$0.60	$0.34	$1.33	$0.89

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

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust will continue to provide management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement of $23 and $5,334 for the three months ended June 30, 2019 and 2018, respectively, and $448 and $9,090 for the six months ended June 30, 2019 and 2018, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $5,664 and $7,425 at June 30, 2019 and December 31, 2018, respectively. The net recovery under the agreement was $(48) and $337 for the three months ended June 30, 2019 and 2018, respectively, and $408 and $434 for the six months ended June 30, 2019 and 2018, respectively.

ACP Re and Maiden held assets in trust for the benefit of the Company in the amount of $2,436 and $8,214, respectively, as of June 30, 2019 and $3,796 and $8,644, respectively, as of December 31, 2018.

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

As of June 30, 2019 and December 31, 2018 the Company had a receivable principal amount related to the ACP Re Credit Agreement of $128,458 and $127,692, respectively. The Company recorded interest income of $1,188 and $1,174 for the three months ended June 30, 2019 and 2018, respectively, and $2,376 and $2,348 for the six months ended June 30, 2019 and 2018, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at June 30, 2019 and December 31, 2018 based on the collateral levels maintained.

Other Related Party Transactions

Operating Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $208 and $208 in rent for the three months ended June 30, 2019 and 2018, respectively, and $415 and $415 in rent for the six months ended June 30, 2019 and 2018, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $77 and $75 in rent for the three months ended June 30, 2019 and 2018, respectively, and $153 and $150 in rent for the six months ended June 30, 2019 and 2018, respectively.

Use of the Company Aircraft

The Company and Barry Karfunkel, Chief Executive Officer of the Company, are parties to a time sharing agreement for the use of the Company’s plane. Mr. Karfunkel had no reimbursements for the three months ended June 30, 2019 and 2018, and reimbursed $15 and $40 for the six months ended June 30, 2019 and 2018, respectively, for his personal use of the company-owned aircraft.

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

The following tables summarize the results of operations of the operating segments:

	Three Months Ended June 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,142,236	$171,672	$—	$1,313,908
Ceded premiums	(299,545)	(18,965)	—	(318,510)
Net premium written	842,691	152,707	—	995,398
Change in unearned premium	21,911	13,342	—	35,253
Net earned premium	864,602	166,049	—	1,030,651
Ceding commission income	56,264	3,928	—	60,192
Service and fee income	95,971	52,937	—	148,908
Total underwriting revenues	1,016,837	222,914	—	1,239,751
Underwriting expenses:
Loss and loss adjustment expense	629,211	86,324	—	715,535
Acquisition costs and other underwriting expenses	146,125	48,001	—	194,126
General and administrative expenses	186,475	61,292	—	247,767
Total underwriting expenses	961,811	195,617	—	1,157,428
Underwriting income	55,026	27,297	—	82,323
Net investment income	—	—	35,131	35,131
Net loss on investments	—	—	(5,230)	(5,230)
Interest expense	—	—	(12,925)	(12,925)
Provision for income taxes	—	—	(22,241)	(22,241)
Net (income) loss attributable to non-controlling interest	—	—	818	818
Net income attributable to NGHC	$55,026	$27,297	$(4,447)	$77,876

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$2,393,470	$430,216	$—	$2,823,686
Ceded premiums	(586,296)	(77,328)	—	(663,624)
Net premium written	1,807,174	352,888	—	2,160,062
Change in unearned premium	(139,995)	(25,259)	—	(165,254)
Net earned premium	1,667,179	327,629	—	1,994,808
Ceding commission income	123,207	6,519	—	129,726
Service and fee income	200,466	113,949	—	314,415
Total underwriting revenues	1,990,852	448,097	—	2,438,949
Underwriting expenses:
Loss and loss adjustment expense	1,196,271	171,073	—	1,367,344
Acquisition costs and other underwriting expenses	300,195	105,849	—	406,044
General and administrative expenses	375,931	119,930	—	495,861
Total underwriting expenses	1,872,397	396,852	—	2,269,249
Underwriting income	118,455	51,245	—	169,700
Net investment income	—	—	68,576	68,576
Net loss on investments	—	—	(5,208)	(5,208)
Interest expense	—	—	(25,924)	(25,924)
Provision for income taxes	—	—	(44,747)	(44,747)
Net (income) loss attributable to non-controlling interest	—	—	7,237	7,237
Net income attributable to NGHC	$118,455	$51,245	$(66)	$169,634

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$2,382,967	$390,612	$—	$2,773,579
Ceded premiums	(748,960)	(28,001)	—	(776,961)
Net premium written	1,634,007	362,611	—	1,996,618
Change in unearned premium	(95,608)	(52,566)	—	(148,174)
Net earned premium	1,538,399	310,045	—	1,848,444
Ceding commission income	99,356	520	—	99,876
Service and fee income	184,495	88,128	—	272,623
Total underwriting revenues	1,822,250	398,693	—	2,220,943
Underwriting expenses:
Loss and loss adjustment expense	1,124,782	179,712	—	1,304,494
Acquisition costs and other underwriting expenses	258,845	91,725	—	350,570
General and administrative expenses	357,694	97,740	—	455,434
Total underwriting expenses	1,741,321	369,177	—	2,110,498
Underwriting income	80,929	29,516	—	110,445
Net investment income	—	—	51,006	51,006
Net loss on investments	—	—	(19,586)	(19,586)
Interest expense	—	—	(26,192)	(26,192)
Provision for income taxes	—	—	(22,743)	(22,743)
Net (income) loss attributable to non-controlling interest	—	—	19,826	19,826
Net income attributable to NGHC	$80,929	$29,516	$2,311	$112,756

The following tables summarize the financial position of the operating segments:

	June 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,336,158	$196,232	$390	$1,532,780
Deferred acquisition costs	238,227	32,157	—	270,384
Reinsurance recoverable	1,402,613	40,627	—	1,443,240
Prepaid reinsurance premiums	585,249	24,121	—	609,370
Intangible assets, net and Goodwill	439,158	113,272	—	552,430
Prepaid and other assets	23,041	16,294	60	39,395
Corporate and other assets	—	—	5,219,057	5,219,057
Total assets	$4,024,446	$422,703	$5,219,507	$9,666,656

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,245,530	$153,896	$386	$1,399,812
Deferred acquisition costs	226,188	25,220	—	251,408
Reinsurance recoverable	1,585,008	26,730	—	1,611,738
Prepaid reinsurance premiums	665,660	14	—	665,674
Intangible assets, net and Goodwill	443,163	116,957	—	560,120
Prepaid and other assets	20,941	22,472	111,545	154,958
Corporate and other assets	—	—	4,795,570	4,795,570
Total assets	$4,186,490	$345,289	$4,907,501	$9,439,280

The following tables show an analysis of the premiums by geographical location:

	Three Months Ended June 30,
	2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,178,927	$121,146	$1,300,073	$1,203,330	$117,981	$1,321,311
Gross premium written - Europe	13,835	—	13,835	19,138	—	19,138
Total	$1,192,762	$121,146	$1,313,908	$1,222,468	$117,981	$1,340,449

Net premium written - North America	$927,083	$56,220	$983,303	$803,989	$66,848	$870,837
Net premium written - Europe	12,095	—	12,095	19,138	—	19,138
Total	$939,178	$56,220	$995,398	$823,127	$66,848	$889,975

Net earned premium - North America	$959,837	$46,630	$1,006,467	$855,930	$51,803	$907,733
Net earned premium - Europe	24,184	—	24,184	35,173	—	35,173
Total	$984,021	$46,630	$1,030,651	$891,103	$51,803	$942,906

	Six Months Ended June 30,
	2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$2,473,721	$226,715	$2,700,436	$2,436,102	$215,670	$2,651,772
Gross premium written - Europe	123,250	—	123,250	121,807	—	121,807
Total	$2,596,971	$226,715	$2,823,686	$2,557,909	$215,670	$2,773,579

Net premium written - North America	$1,980,684	$105,175	$2,085,859	$1,757,385	$117,426	$1,874,811
Net premium written - Europe	74,203	—	74,203	121,807	—	121,807
Total	$2,054,887	$105,175	$2,160,062	$1,879,192	$117,426	$1,996,618

Net earned premium - North America	$1,852,954	$92,288	$1,945,242	$1,681,042	$97,858	$1,778,900
Net earned premium - Europe	49,566	—	49,566	69,544	—	69,544
Total	$1,902,520	$92,288	$1,994,808	$1,750,586	$97,858	$1,848,444

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize service and fee income by source within each operating segment:

	Three Months Ended June 30,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$19,650	$15,973	$35,623	$21,434	$15,792	$37,226
Finance and processing fees	32,145	886	33,031	29,812	1,033	30,845
Installment fees	25,148	—	25,148	23,785	—	23,785
Group health administrative fees	—	24,548	24,548	—	19,806	19,806
Late payment fees	8,517	90	8,607	8,638	25	8,663
Other service and fee income	10,511	11,440	21,951	3,891	6,285	10,176
Total	$95,971	$52,937	$148,908	$87,560	$42,941	$130,501
NGHC	$94,455	$52,937	$147,392	$87,115	$42,941	$130,056
Reciprocal Exchanges	1,516	—	1,516	445	—	445
Total	$95,971	$52,937	$148,908	$87,560	$42,941	$130,501

	Six Months Ended June 30,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$46,860	$40,744	$87,604	$43,143	$33,316	$76,459
Finance and processing fees	64,581	2,910	67,491	61,872	2,288	64,160
Installment fees	49,318	—	49,318	45,087	—	45,087
Group health administrative fees	—	48,053	48,053	—	39,097	39,097
Late payment fees	16,810	177	16,987	16,196	50	16,246
Other service and fee income	22,897	22,065	44,962	18,197	13,377	31,574
Total	$200,466	$113,949	$314,415	$184,495	$88,128	$272,623
NGHC	$197,580	$113,949	$311,529	$181,604	$88,128	$269,732
Reciprocal Exchanges	2,886	—	2,886	2,891	—	2,891
Total	$200,466	$113,949	$314,415	$184,495	$88,128	$272,623

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of premiums and fee income by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Premium Written	2019	2018	2019	2018
Property and Casualty
Personal Auto	$611,312	$632,225	$1,377,993	$1,356,870
Homeowners	190,037	190,706	342,079	330,959
RV/Packaged	61,314	59,999	113,165	109,463
Small Business Auto	83,829	84,986	169,707	171,230
Lender-placed Insurance	58,859	80,599	134,797	165,533
Other	15,739	17,117	29,014	33,242
Total Property and Casualty	1,021,090	1,065,632	2,166,755	2,167,297
Accident and Health
Group	75,036	59,233	139,974	115,293
Individual	82,799	78,464	166,991	153,512
International	13,837	19,139	123,251	121,807
Total Accident and Health	171,672	156,836	430,216	390,612
Total NGHC	$1,192,762	$1,222,468	$2,596,971	$2,557,909
Reciprocal Exchanges
Personal Auto	$43,984	$42,065	$80,846	$76,362
Homeowners	76,140	74,895	143,940	137,416
Other	1,022	1,021	1,929	1,892
Total Reciprocal Exchanges	$121,146	$117,981	$226,715	$215,670
Total Gross Premium Written	$1,313,908	$1,340,449	$2,823,686	$2,773,579

	Three Months Ended June 30,		Six Months Ended June 30,
Net Premium Written	2019	2018	2019	2018
Property and Casualty
Personal Auto	$511,952	$485,724	$1,170,872	$1,039,721
Homeowners	108,404	50,304	193,649	142,900
RV/Packaged	58,167	59,118	109,764	108,307
Small Business Auto	65,420	63,432	139,606	128,159
Lender-placed Insurance	37,214	14,887	79,284	78,101
Other	5,314	10,404	8,824	19,393
Total Property and Casualty	786,471	683,869	1,701,999	1,516,581
Accident and Health
Group	57,960	48,827	111,910	94,464
Individual	82,652	78,464	166,775	153,512
International	12,095	11,967	74,203	114,635
Total Accident and Health	152,707	139,258	352,888	362,611
Total NGHC	$939,178	$823,127	$2,054,887	$1,879,192
Reciprocal Exchanges
Personal Auto	$18,661	$14,520	$34,306	$28,015
Homeowners	37,211	52,016	70,227	88,824
Other	348	312	642	587
Total Reciprocal Exchanges	$56,220	$66,848	$105,175	$117,426
Total Net Premium Written	$995,398	$889,975	$2,160,062	$1,996,618

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premium	2019	2018	2019	2018
Property and Casualty
Personal Auto	$542,834	$486,438	$1,053,388	$940,654
Homeowners	102,008	79,658	186,066	161,853
RV/Packaged	49,411	48,993	99,716	94,682
Small Business Auto	60,059	60,104	127,692	118,666
Lender-placed Insurance	60,278	53,694	101,996	114,163
Other	3,382	6,047	6,033	10,523
Total Property and Casualty	817,972	734,934	1,574,891	1,440,541
Accident and Health
Group	57,949	48,839	111,912	94,478
Individual	83,916	79,329	166,151	153,195
International	24,184	28,001	49,566	62,372
Total Accident and Health	166,049	156,169	327,629	310,045
NGHC Total	$984,021	$891,103	$1,902,520	$1,750,586
Reciprocal Exchanges
Personal Auto	$16,093	$12,462	$31,954	$25,459
Homeowners	30,225	39,109	59,716	71,880
Other	312	232	618	519
Total Reciprocal Exchanges	46,630	51,803	92,288	97,858
Total Net Earned Premium	$1,030,651	$942,906	$1,994,808	$1,848,444

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2019	2018	2019	2018
Property and Casualty
Service and Fee Income	$94,455	$87,115	$197,580	$181,604
Ceding Commission Income	39,418	41,720	87,827	74,420
Total Property and Casualty	133,873	128,835	285,407	256,024
Accident and Health
Service and Fee Income
Group	32,862	24,756	63,236	49,570
Individual	1,242	2,164	3,378	3,461
Third Party Fee	18,833	16,021	47,335	35,097
Total Service and Fee Income	52,937	42,941	113,949	88,128
Ceding Commission Income	3,928	262	6,519	520
Total Accident and Health	56,865	43,203	120,468	88,648
NGHC Total	$190,738	$172,038	$405,875	$344,672
Reciprocal Exchanges
Service and Fee Income	$1,516	$445	$2,886	$2,891
Ceding Commission Income	16,846	13,426	35,380	24,936
Total Reciprocal Exchanges	$18,362	$13,871	$38,266	$27,827
Total Fee Income	$209,100	$185,909	$444,141	$372,499

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2019, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $68.6 million and $51.0 million for the six months ended June 30, 2019 and 2018, respectively. We held 5.1% and 5.2% in cash, cash equivalents and restricted cash of our total invested assets as of June 30, 2019 and December 31, 2018, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of June 30, 2019 and December 31, 2018, our reserves, net of reinsurance recoverable on unpaid losses, were $1.7 billion and $1.7 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

For more information related to recent accounting pronouncements that we adopted during the six months ended June 30, 2019, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,192,762	$121,146	$—	$1,313,908	$1,222,468	$117,981	$—	$1,340,449
Ceded premiums	(253,584)	(64,926)	—	(318,510)	(399,341)	(51,133)	—	(450,474)
Net premium written	$939,178	$56,220	$—	$995,398	$823,127	$66,848	$—	$889,975
Change in unearned premium	44,843	(9,590)	—	35,253	67,976	(15,045)	—	52,931
Net earned premium	$984,021	$46,630	$—	$1,030,651	$891,103	$51,803	$—	$942,906
Ceding commission income	43,346	16,846	—	60,192	41,982	13,426	—	55,408
Service and fee income	166,049	1,516	(18,657)	148,908	148,108	445	(18,052)	130,501
Total underwriting revenues	$1,193,416	$64,992	$(18,657)	$1,239,751	$1,081,193	$65,674	$(18,052)	$1,128,815
Underwriting expenses:
Loss and loss adjustment expense	680,246	35,289	—	715,535	628,650	41,678	—	670,328
Acquisition costs and other underwriting expenses	185,951	8,175	—	194,126	171,300	10,560	—	181,860
General and administrative expenses	244,827	21,597	(18,657)	247,767	219,662	22,819	(18,052)	224,429
Total underwriting expenses	$1,111,024	$65,061	$(18,657)	$1,157,428	$1,019,612	$75,057	$(18,052)	$1,076,617
Underwriting income (loss)	$82,392	$(69)	$—	$82,323	$61,581	$(9,383)	$—	$52,198
Net investment income	35,949	2,124	(2,942)	35,131	26,183	2,205	(2,393)	25,995
Net gain (loss) on investments	(5,274)	44	—	(5,230)	(18,736)	(968)	—	(19,704)
Interest expense	(12,925)	(2,942)	2,942	(12,925)	(15,038)	(2,393)	2,393	(15,038)
Income (loss) before provision (benefit) for income taxes	$100,142	$(843)	$—	$99,299	$53,990	$(10,539)	$—	$43,451
Provision (benefit) for income taxes	22,266	(25)	—	22,241	9,442	(2,901)	—	6,541
Net income (loss)	$77,876	$(818)	$—	$77,058	$44,548	$(7,638)	$—	$36,910
Net (income) loss attributable to non-controlling interest	—	818	—	818	—	7,638	—	7,638
Net income attributable to NGHC	$77,876	$—	$—	$77,876	$44,548	$—	$—	$44,548
Dividends on preferred stock	(8,925)	—	—	(8,925)	(7,875)	—	—	(7,875)
Net income attributable to NGHC common stockholders	$68,951	$—	$—	$68,951	$36,673	$—	$—	$36,673

	Three Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	69.1%	75.7%	—%	69.4%	70.5%	80.5%	—%	71.1%
Net operating expense ratio (non-GAAP)	22.5%	24.5%	—%	22.6%	22.5%	37.7%	—%	23.4%
Net combined ratio (non-GAAP)	91.6%	100.2%	—%	92.0%	93.0%	118.2%	—%	94.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	69.1%	75.7%	—%	69.4%	70.5%	80.5%	—%	71.1%
Net operating expense ratio before amortization and impairment (non-GAAP)	21.8%	24.4%	—%	21.9%	21.6%	37.7%	—%	22.5%
Net combined ratio before amortization and impairment (non-GAAP)	90.9%	100.1%	—%	91.3%	92.1%	118.2%	—%	93.6%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,123,949	$68,003	$(21,599)	$1,170,353	$1,034,650	$77,450	$(20,445)	$1,091,655
Less: Loss and loss adjustment expense	680,246	35,289	—	715,535	628,650	41,678	—	670,328
Less: Interest expense	12,925	2,942	(2,942)	12,925	15,038	2,393	(2,393)	15,038
Less: Ceding commission income	43,346	16,846	—	60,192	41,982	13,426	—	55,408
Less: Service and fee income	166,049	1,516	(18,657)	148,908	148,108	445	(18,052)	130,501
Net operating expense	$221,383	$11,410	$—	$232,793	$200,872	$19,508	$—	$220,380
Net earned premium	$984,021	$46,630	$—	$1,030,651	$891,103	$51,803	$—	$942,906
Net operating expense ratio (non-GAAP)	22.5%	24.5%	—%	22.6%	22.5%	37.7%	—%	23.4%

Net operating expense	$221,383	$11,410	$—	$232,793	$200,872	$19,508	$—	$220,380
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	7,089	12	—	7,101	8,217	(26)	—	8,191
Net operating expense before amortization and impairment	$214,294	$11,398	$—	$225,692	$192,655	$19,534	$—	$212,189
Net earned premium	$984,021	$46,630	$—	$1,030,651	$891,103	$51,803	$—	$942,906
Net operating expense ratio before amortization and impairment (non-GAAP)	21.8%	24.4%	—%	21.9%	21.6%	37.7%	—%	22.5%

Consolidated Results of Operations for the Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Six Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$2,596,971	$226,715	$—	$2,823,686	$2,559,510	$215,670	$(1,601)	$2,773,579
Ceded premiums	(542,084)	(121,540)	—	(663,624)	(680,318)	(98,244)	1,601	(776,961)
Net premium written	$2,054,887	$105,175	$—	$2,160,062	$1,879,192	$117,426	$—	$1,996,618
Change in unearned premium	(152,367)	(12,887)	—	(165,254)	(128,606)	(19,568)	—	(148,174)
Net earned premium	$1,902,520	$92,288	$—	$1,994,808	$1,750,586	$97,858	$—	$1,848,444
Ceding commission income	94,346	35,380	—	129,726	74,940	24,936	—	99,876
Service and fee income	346,437	2,886	(34,908)	314,415	302,868	2,891	(33,136)	272,623
Total underwriting revenues	$2,343,303	$130,554	$(34,908)	$2,438,949	$2,128,394	$125,685	$(33,136)	$2,220,943
Underwriting expenses:
Loss and loss adjustment expense	1,290,030	77,314	—	1,367,344	1,218,285	86,209	—	1,304,494
Acquisition costs and other underwriting expenses	389,284	16,760	—	406,044	328,908	21,662	—	350,570
General and administrative expenses	487,660	43,109	(34,908)	495,861	446,955	41,615	(33,136)	455,434
Total underwriting expenses	$2,166,974	$137,183	$(34,908)	$2,269,249	$1,994,148	$149,486	$(33,136)	$2,110,498
Underwriting income (loss)	$176,329	$(6,629)	$—	$169,700	$134,246	$(23,801)	$—	$110,445
Net investment income	70,232	4,294	(5,950)	68,576	51,202	4,349	(4,545)	51,006
Net loss on investments	(4,508)	(700)	—	(5,208)	(18,487)	(1,099)	—	(19,586)
Interest expense	(25,924)	(5,950)	5,950	(25,924)	(26,192)	(4,545)	4,545	(26,192)
Income (loss) before provision (benefit) for income taxes	$216,129	$(8,985)	$—	$207,144	$140,769	$(25,096)	$—	$115,673
Provision (benefit) for income taxes	46,495	(1,748)	—	44,747	28,013	(5,270)	—	22,743
Net income (loss)	$169,634	$(7,237)	$—	$162,397	$112,756	$(19,826)	$—	$92,930
Net (income) loss attributable to non-controlling interest	—	7,237	—	7,237	—	19,826	—	19,826
Net income attributable to NGHC	$169,634	$—	$—	$169,634	$112,756	$—	$—	$112,756
Dividends on preferred stock	(16,800)	—	—	(16,800)	(15,750)	—	—	(15,750)
Net income attributable to NGHC common stockholders	$152,834	$—	$—	$152,834	$97,006	$—	$—	$97,006

	Six Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	67.8%	83.8%	—%	68.5%	69.6%	88.1%	—%	70.6%
Net operating expense ratio (non-GAAP)	22.9%	23.4%	—%	22.9%	22.7%	36.2%	—%	23.5%
Net combined ratio (non-GAAP)	90.7%	107.2%	—%	91.4%	92.3%	124.3%	—%	94.1%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	67.8%	83.8%	—%	68.5%	69.6%	88.1%	—%	70.6%
Net operating expense ratio before amortization and impairment (non-GAAP)	22.2%	23.4%	—%	22.2%	21.9%	36.3%	—%	22.6%
Net combined ratio before amortization and impairment (non-GAAP)	90.0%	107.2%	—%	90.7%	91.5%	124.4%	—%	93.2%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$2,192,898	$143,133	$(40,858)	$2,295,173	$2,020,340	$154,031	$(37,681)	$2,136,690
Less: Loss and loss adjustment expense	1,290,030	77,314	—	1,367,344	1,218,285	86,209	—	1,304,494
Less: Interest expense	25,924	5,950	(5,950)	25,924	26,192	4,545	(4,545)	26,192
Less: Ceding commission income	94,346	35,380	—	129,726	74,940	24,936	—	99,876
Less: Service and fee income	346,437	2,886	(34,908)	314,415	302,868	2,891	(33,136)	272,623
Net operating expense	$436,161	$21,603	$—	$457,764	$398,055	$35,450	$—	$433,505
Net earned premium	$1,902,520	$92,288	$—	$1,994,808	$1,750,586	$97,858	$—	$1,848,444
Net operating expense ratio (non-GAAP)	22.9%	23.4%	—%	22.9%	22.7%	36.2%	—%	23.5%

Net operating expense	$436,161	$21,603	$—	$457,764	$398,055	$35,450	$—	$433,505
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	14,305	23	—	14,328	15,137	(53)	—	15,084
Net operating expense before amortization and impairment	$421,856	$21,580	$—	$443,436	$382,918	$35,503	$—	$418,421
Net earned premium	$1,902,520	$92,288	$—	$1,994,808	$1,750,586	$97,858	$—	$1,848,444
Net operating expense ratio before amortization and impairment (non-GAAP)	22.2%	23.4%	—%	22.2%	21.9%	36.3%	—%	22.6%

Effective July 1, 2017, we entered into auto and homeowners quota share agreements with third party reinsurers (collectively, the “Quota Shares”).

Pursuant to the auto quota share agreement, we ceded 15.0% of net liability under our auto policies. Effective January 1, 2019, we ceded 7.0% of net liability under new and renewal auto policies written. Effective July 1, 2019, we renewed our auto quota share reinsurance agreement for a two year term. Effective July 1, 2019, we cede 10.0% of net liability under new and renewal auto policies with the ability to increase the cession to up to 30.0% and decrease the cession down to 5.0% under certain conditions.

Pursuant to our homeowners quota share agreement, we ceded 29.6% of net liability under homeowners policies through April 30, 2018 and effective May 1, 2018, we ceded an additional 12.4% of net liability (the “Additional Cession”) for a total cession of 42.0%. Effective July 1, 2019, we renewed our homeowners quota share reinsurance agreement for a one year term. Effective July 1, 2019, we cede 40.0% of net liability under homeowners policies and receive a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. The weighted average expected ceding commission for all in-force business and new and renewal homeowners business is 37.5% during the contract term.

As a result of these changes in the Quota Shares, comparisons between the three and six months ended June 30, 2019 and 2018 results will be less meaningful. The Quota Shares impact our P&C segment only.

Consolidated Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (Unaudited)

Gross premium written. Gross premium written decreased by $26.5 million, or 2.0%, from $1,340.4 million for the three months ended June 30, 2018 to $1,313.9 million for the three months ended June 30, 2019, due to a decrease of $41.4 million from the P&C segment, primarily due to softening auto market trends and lower premium in our lender-placed insurance product line; and an increase of $14.8 million from the A&H segment primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $105.4 million, or 11.8%, from $890.0 million for the three months ended June 30, 2018 to $995.4 million for the three months ended June 30, 2019. Net premium written for the P&C segment increased by $92.0 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily as a result of additional premium ceded to the Quota Shares upon commencement of the Additional Cession in 2018. Net premium written for the A&H segment increased by $13.4 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to growth in our domestic business.

Net earned premium. Net earned premium increased by $87.7 million, or 9.3%, from $942.9 million for the three months ended June 30, 2018 to $1,030.7 million for the three months ended June 30, 2019. The change by segment was: P&C increased by $77.9 million and A&H increased by $9.9 million. The increase in the P&C segment was primarily attributable to growth ($58.3 million) and our increased auto premium retention in 2019. The increase in the A&H segment was primarily due to growth in our domestic business.

Ceding commission income. Ceding commission income for the three months ended June 30, 2019 and 2018 was $60.2 million and $55.4 million, respectively.

Service and fee income. Service and fee income increased by $18.4 million, or 14.1%, from $130.5 million for the three months ended June 30, 2018 to $148.9 million for the three months ended June 30, 2019. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$35,623	$37,226	$(1,603)	(4.3)%
Finance and processing fees	33,031	30,845	2,186	7.1%
Installment fees	25,148	23,785	1,363	5.7%
Group health administrative fees	24,548	19,806	4,742	23.9%
Late payment fees	8,607	8,663	(56)	(0.6)%
Other service and fee income	21,951	10,176	11,775	115.7%
Total	$148,908	$130,501	$18,407	14.1%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $45.2 million, from $670.3 million for the three months ended June 30, 2018 to $715.5 million for the three months ended June 30, 2019, primarily reflecting growth ($30.2 million) and increased retention of auto premium. The changes by segment were: P&C increased by $47.3 million and A&H decreased by $2.1 million.

Loss and LAE for the three months ended June 30, 2019 included $1.6 million of unfavorable development on prior accident year loss and LAE reserves. This development was composed of $9.7 million of unfavorable development in the P&C segment (including $0.7 million of favorable development for the Reciprocal Exchanges) primarily driven by auto liability, and $8.1 million of favorable development in the A&H segment primarily driven by the domestic book of business. Loss and LAE for the three months ended June 30, 2018 included $14.1 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $6.1 million of favorable development in the P&C segment (including $0.7 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our homeowners products, and $8.0 million of favorable development in the A&H segment.

Our consolidated net loss ratio decreased from 71.1% for the three months ended June 30, 2018 to 69.4% for the three months ended June 30, 2019. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $12.3 million, from $181.9 million for the three months ended June 30, 2018 to $194.1 million for the three months ended June 30, 2019, primarily due to an increase of $12.4 million in the P&C segment, primarily as a result of growth ($11.5 million).

General and administrative expenses. General and administrative expenses increased by $23.3 million, or 10.4%, from $224.4 million for the three months ended June 30, 2018 to $247.8 million for the three months ended June 30, 2019, primarily due to an increase of $14.2 million in the A&H segment as a result of growth in our domestic business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $12.4 million, from $220.4 million for the three months ended June 30, 2018 to $232.8 million for the three months ended June 30, 2019, primarily due to an increase of ($12.0 million) in the P&C segment.

The consolidated net operating expense ratio decreased from 23.4% for the three months ended June 30, 2018 to 22.6% for the three months ended June 30, 2019. Excluding the Reciprocal Exchanges, the net operating expense ratio was 22.5% and 22.5% for the three months ended June 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net operating expense ratio was 24.5% and 37.7% for the three months ended June 30, 2019 and 2018, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $9.1 million, or 35.1%, from $26.0 million for the three months ended June 30, 2018 to $35.1 million for the three months ended June 30, 2019, primarily due to an increase in portfolio size.

Net gain (loss) on investments. Net loss on investments decreased by $14.5 million, or 73.5%, from a loss of $19.7 million for the three months ended June 30, 2018 to a loss of $5.2 million for the three months ended June 30, 2019, primarily due to a portfolio rebalancing in 2018.

Consolidated Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $50.1 million, or 1.8%, from $2,773.6 million for the six months ended June 30, 2018 to $2,823.7 million for the six months ended June 30, 2019, due to an increase of $10.5 million from the P&C segment as a result of growth; and an increase of $39.6 million from the A&H segment primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $163.4 million, or 8.2%, from $1,996.6 million for the six months ended June 30, 2018 to $2,160.1 million for the six months ended June 30, 2019. Net premium written for the P&C segment increased by $173.2 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily as a result of additional premium ceded to the Quota Shares in 2018 upon expansion ($205.4 million), partially offset by growth ($20.0 million). Net premium written for the A&H segment decreased by $9.7 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily as a result of premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $146.4 million, or 7.9%, from $1,848.4 million for the six months ended June 30, 2018 to $1,994.8 million for the six months ended June 30, 2019. The change by segment was: P&C increased by $128.8 million and A&H increased by $17.6 million. The increase in the P&C segment was mainly attributable to growth ($126.2 million).The increase in the A&H segment was primarily due to growth in our domestic business.

Ceding commission income. Ceding commission income increased by $29.9 million, or 29.9%, from $99.9 million for the six months ended June 30, 2018 to $129.7 million for the six months ended June 30, 2019, primarily driven by an increase in P&C ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $41.8 million, or 15.3%, from $272.6 million for the six months ended June 30, 2018 to $314.4 million for the six months ended June 30, 2019, due to an increase of $16.0 million in the P&C segment and an increase of $25.8 million in the A&H segment with both increases primarily due to growth. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$87,604	$76,459	$11,145	14.6%
Finance and processing fees	67,491	64,160	3,331	5.2%
Installment fees	49,318	45,087	4,231	9.4%
Group health administrative fees	48,053	39,097	8,956	22.9%
Late payment fees	16,987	16,246	741	4.6%
Other service and fee income	44,962	31,574	13,388	42.4%
Total	$314,415	$272,623	$41,792	15.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $62.9 million, from $1,304.5 million for the six months ended June 30, 2018 to $1,367.3 million for the six months ended June 30, 2019, primarily reflecting growth ($44.1 million) and increased retention of auto premium. The changes by segment were: P&C increased by $71.5 million and A&H decreased by $8.6 million.

Loss and LAE for the six months ended June 30, 2019 included $12.7 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $6.3 million of unfavorable development in the P&C segment (including $1.4 million of unfavorable development for the Reciprocal Exchanges) primarily driven by auto liability, and $19.0 million of favorable development in the A&H segment primarily driven by the domestic book of business. Loss and LAE for the six months ended June 30, 2018 included $34.0 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $22.6 million of favorable development in the P&C segment (including $2.1 million of favorable development for the Reciprocal Exchanges) primarily driven by favorable development in our auto physical damage and homeowners products, and $11.4 million of favorable development in the A&H segment.

Our consolidated net loss ratio decreased from 70.6% for the six months ended June 30, 2018 to 68.5% for the six months ended June 30, 2019. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $55.5 million, or 15.8%, from $350.6 million for the six months ended June 30, 2018 to $406.0 million for the six months ended June 30, 2019, due to an increase of $41.4 million in the P&C segment and an increase of $14.1 million in the A&H segment, with both increases primarily due to growth.

General and administrative expenses. General and administrative expenses increased by $40.4 million, from $455.4 million for the six months ended June 30, 2018 to $495.9 million for the six months ended June 30, 2019, due to an increase of $18.2 million in the P&C segment and an increase of $22.2 million in the A&H segment, with both increases primarily due to growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $24.3 million, from $433.5 million for the six months ended June 30, 2018 to $457.8 million for the six months ended June 30, 2019, primarily due to an increase of $19.8 million from the P&C segment.

The consolidated net operating expense ratio decreased from 23.5% for the six months ended June 30, 2018 to 22.9% for the six months ended June 30, 2019. Excluding the Reciprocal Exchanges, the net operating expense ratio was 22.9% and 22.7% for the six months ended June 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net operating expense ratio was 23.4% and 36.2% for the six months ended June 30, 2019 and 2018, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $17.6 million, or 34.4%, from $51.0 million for the six months ended June 30, 2018 to $68.6 million for the six months ended June 30, 2019, primarily due to an increase in portfolio size.

Net gain (loss) on investments. Net loss on investments decreased by $14.4 million, or 73.4%, from a loss of $19.6 million for the six months ended June 30, 2018 to a loss of $5.2 million for the six months ended June 30, 2019, primarily due to a portfolio rebalancing in 2018.

P&C Segment - Results of Operations for the Three Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,021,090	$121,146	$—	$1,142,236	$1,065,632	$117,981	$—	$1,183,613
Ceded premiums	(234,619)	(64,926)	—	(299,545)	(381,763)	(51,133)	—	(432,896)
Net premium written	$786,471	$56,220	$—	$842,691	$683,869	$66,848	$—	$750,717
Change in unearned premium	31,501	(9,590)	—	21,911	51,065	(15,045)	—	36,020
Net earned premium	$817,972	$46,630	$—	$864,602	$734,934	$51,803	$—	$786,737
Ceding commission income	39,418	16,846	—	56,264	41,720	13,426	—	55,146
Service and fee income	113,112	1,516	(18,657)	95,971	105,167	445	(18,052)	87,560
Total underwriting revenues	$970,502	$64,992	$(18,657)	$1,016,837	$881,821	$65,674	$(18,052)	$929,443
Underwriting expenses:
Loss and loss adjustment expense	593,922	35,289	—	629,211	540,216	41,678	—	581,894
Acquisition costs and other underwriting expenses	137,950	8,175	—	146,125	123,183	10,560	—	133,743
General and administrative expenses	183,535	21,597	(18,657)	186,475	172,530	22,819	(18,052)	177,297
Total underwriting expenses	$915,407	$65,061	$(18,657)	$961,811	$835,929	$75,057	$(18,052)	$892,934
Underwriting income (loss)	$55,095	$(69)	$—	$55,026	$45,892	$(9,383)	$—	$36,509

	Three Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	72.6%	75.7%	—%	72.8%	73.5%	80.5%	—%	74.0%
Net operating expense ratio (non-GAAP)	20.7%	24.5%	—%	20.9%	20.3%	37.7%	—%	21.4%
Net combined ratio (non-GAAP)	93.3%	100.2%	—%	93.7%	93.8%	118.2%	—%	95.4%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	72.6%	75.7%	—%	72.8%	73.5%	80.5%	—%	74.0%
Net operating expense ratio before amortization and impairment (non-GAAP)	20.0%	24.4%	—%	20.2%	19.4%	37.7%	—%	20.6%
Net combined ratio before amortization and impairment (non-GAAP)	92.6%	100.1%	—%	93.0%	92.9%	118.2%	—%	94.6%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$915,407	$65,061	$(18,657)	$961,811	$835,929	$75,057	$(18,052)	$892,934
Less: Loss and loss adjustment expense	593,922	35,289	—	629,211	540,216	41,678	—	581,894
Less: Ceding commission income	39,418	16,846	—	56,264	41,720	13,426	—	55,146
Less: Service and fee income	113,112	1,516	(18,657)	95,971	105,167	445	(18,052)	87,560
Net operating expense	$168,955	$11,410	$—	$180,365	$148,826	$19,508	$—	$168,334
Net earned premium	$817,972	$46,630	$—	$864,602	$734,934	$51,803	$—	$786,737
Net operating expense ratio (non-GAAP)	20.7%	24.5%	—%	20.9%	20.3%	37.7%	—%	21.4%

Net operating expense	$168,955	$11,410	$—	$180,365	$148,826	$19,508	$—	$168,334
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	5,412	12	—	5,424	6,179	(26)	—	6,153
Net operating expense before amortization and impairment	$163,543	$11,398	$—	$174,941	$142,647	$19,534	$—	$162,181
Net earned premium	$817,972	$46,630	$—	$864,602	$734,934	$51,803	$—	$786,737
Net operating expense ratio before amortization and impairment (non-GAAP)	20.0%	24.4%	—%	20.2%	19.4%	37.7%	—%	20.6%

P&C Segment - Results of Operations for the Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Six Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$2,166,755	$226,715	$—	$2,393,470	$2,168,898	$215,670	$(1,601)	$2,382,967
Ceded premiums	(464,756)	(121,540)	—	(586,296)	(652,317)	(98,244)	1,601	(748,960)
Net premium written	$1,701,999	$105,175	$—	$1,807,174	$1,516,581	$117,426	$—	$1,634,007
Change in unearned premium	(127,108)	(12,887)	—	(139,995)	(76,040)	(19,568)	—	(95,608)
Net earned premium	$1,574,891	$92,288	$—	$1,667,179	$1,440,541	$97,858	$—	$1,538,399
Ceding commission income	87,827	35,380	—	123,207	74,420	24,936	—	99,356
Service and fee income	232,488	2,886	(34,908)	200,466	214,740	2,891	(33,136)	184,495
Total underwriting revenues	$1,895,206	$130,554	$(34,908)	$1,990,852	$1,729,701	$125,685	$(33,136)	$1,822,250
Underwriting expenses:
Loss and loss adjustment expense	1,118,957	77,314	—	1,196,271	1,038,573	86,209	—	1,124,782
Acquisition costs and other underwriting expenses	283,435	16,760	—	300,195	237,183	21,662	—	258,845
General and administrative expenses	367,730	43,109	(34,908)	375,931	349,215	41,615	(33,136)	357,694
Total underwriting expenses	$1,770,122	$137,183	$(34,908)	$1,872,397	$1,624,971	$149,486	$(33,136)	$1,741,321
Underwriting income (loss)	$125,084	$(6,629)	$—	$118,455	$104,730	$(23,801)	$—	$80,929

	Six Months Ended June 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	71.0%	83.8%	—%	71.8%	72.1%	88.1%	—%	73.1%
Net operating expense ratio (non-GAAP)	21.0%	23.4%	—%	21.1%	20.6%	36.2%	—%	21.6%
Net combined ratio (non-GAAP)	92.0%	107.2%	—%	92.9%	92.7%	124.3%	—%	94.7%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	71.0%	83.8%	—%	71.8%	72.1%	88.1%	—%	73.1%
Net operating expense ratio before amortization and impairment (non-GAAP)	20.3%	23.4%	—%	20.5%	19.8%	36.3%	—%	20.9%
Net combined ratio before amortization and impairment (non-GAAP)	91.3%	107.2%	—%	92.3%	91.9%	124.4%	—%	94.0%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,770,122	$137,183	$(34,908)	$1,872,397	$1,624,971	$149,486	$(33,136)	$1,741,321
Less: Loss and loss adjustment expense	1,118,957	77,314	—	1,196,271	1,038,573	86,209	—	1,124,782
Less: Ceding commission income	87,827	35,380	—	123,207	74,420	24,936	—	99,356
Less: Service and fee income	232,488	2,886	(34,908)	200,466	214,740	2,891	(33,136)	184,495
Net operating expense	$330,850	$21,603	$—	$352,453	$297,238	$35,450	$—	$332,688
Net earned premium	$1,574,891	$92,288	$—	$1,667,179	$1,440,541	$97,858	$—	$1,538,399
Net operating expense ratio (non-GAAP)	21.0%	23.4%	—%	21.1%	20.6%	36.2%	—%	21.6%

Net operating expense	$330,850	$21,603	$—	$352,453	$297,238	$35,450	$—	$332,688
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	10,897	23	—	10,920	11,579	(53)	—	11,526
Net operating expense before amortization and impairment	$319,953	$21,580	$—	$341,533	$285,659	$35,503	$—	$321,162
Net earned premium	$1,574,891	$92,288	$—	$1,667,179	$1,440,541	$97,858	$—	$1,538,399
Net operating expense ratio before amortization and impairment (non-GAAP)	20.3%	23.4%	—%	20.5%	19.8%	36.3%	—%	20.9%

P&C Segment Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (Unaudited)

Gross premium written. Gross premium written decreased by $41.4 million, or 3.5%, from $1,183.6 million for the three months ended June 30, 2018 to $1,142.2 million for the three months ended June 30, 2019, primarily due to softening auto market trends and lower premium in our lender-placed insurance product line.

Net premium written. Net premium written increased by $92.0 million, or 12.3%, from $750.7 million for the three months ended June 30, 2018 to $842.7 million for the three months ended June 30, 2019, primarily as a result of additional premium ceded to the Quota Shares upon commencement of the Additional Cession in 2018.

Net earned premium. Net earned premium increased by $77.9 million, or 9.9%, from $786.7 million for the three months ended June 30, 2018 to $864.6 million for the three months ended June 30, 2019, primarily attributable to growth ($58.3 million) and our increased auto premium retention in 2019.

Ceding commission income. Ceding commission income for the three months ended June 30, 2019 and 2018 was$56.3 million and $55.1 million, respectively.

Service and fee income. Service and fee income increased by $8.4 million, from $87.6 million for the three months ended June 30, 2018 to $96.0 million for the three months ended June 30, 2019.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Finance and processing fees	$32,145	$29,812	$2,333	7.8%
Installment fees	25,148	23,785	1,363	5.7%
Commission revenue	19,650	21,434	(1,784)	(8.3)%
Late payment fees	8,517	8,638	(121)	(1.4)%
Other service and fee income	10,511	3,891	6,620	170.1%
Total	$95,971	$87,560	$8,411	9.6%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $47.3 million, from $581.9 million for the three months ended June 30, 2018 to $629.2 million for the three months ended June 30, 2019, primarily reflecting growth ($30.9 million) and increased retention of auto premium.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 74.0% for the three months ended June 30, 2018 to 72.8% for the three months ended June 30, 2019. Excluding the Reciprocal Exchanges, the net loss ratio was 72.6% and 73.5% for the three months ended June 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net loss ratio was 75.7% and 80.5% for the three months ended June 30, 2019 and 2018, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $12.4 million, or 9.3%, from $133.7 million for the three months ended June 30, 2018 to $146.1 million for the three months ended June 30, 2019, primarily as a result of growth ($11.5 million).

General and administrative expenses. General and administrative expenses increased by $9.2 million, from $177.3 million for the three months ended June 30, 2018 to $186.5 million for the three months ended June 30, 2019.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $12.0 million, from $168.3 million for the three months ended June 30, 2018 to $180.4 million for the three months ended June 30, 2019. Our P&C segment net operating expense ratio decreased from 21.4% for the three months ended June 30, 2018 to 20.9% for the three months ended June 30, 2019. The increase in net operating expense and decrease in net operating expense ratio were primarily as a result of increased earned premium.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $18.5 million, from $36.5 million for the three months ended June 30, 2018 to $55.0 million for the three months ended June 30, 2019. Our P&C segment net combined ratio decreased from 95.4% for the three months ended June 30, 2018 to 93.7% for the three months ended June 30, 2019. The increase in underwriting income and the decrease in net combined ratio were primarily due to a lower loss ratio.

P&C Segment Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $10.5 million, or 0.4%, from $2,383.0 million for the six months ended June 30, 2018 to $2,393.5 million for the six months ended June 30, 2019.

Net premium written. Net premium written increased by $173.2 million, or 10.6%, from $1,634.0 million for the six months ended June 30, 2018 to $1,807.2 million for the six months ended June 30, 2019, primarily as a result of additional premium ceded to the Quota Shares in 2018 upon expansion ($205.4 million), partially offset by growth ($20.0 million).

Net earned premium. Net earned premium increased by $128.8 million, or 8.4%, from $1,538.4 million for the six months ended June 30, 2018 to $1,667.2 million for the six months ended June 30, 2019, primarily attributable to growth ($126.2 million).

Ceding commission income. Ceding commission income increased by $23.9 million, or 24.0%, from $99.4 million for the six months ended June 30, 2018 to $123.2 million for the six months ended June 30, 2019, primarily driven by an increase in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $16.0 million, from $184.5 million for the six months ended June 30, 2018 to $200.5 million for the six months ended June 30, 2019, primarily due to growth.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Finance and processing fees	$64,581	$61,872	$2,709	4.4%
Installment fees	49,318	45,087	4,231	9.4%
Commission revenue	46,860	43,143	3,717	8.6%
Late payment fees	16,810	16,196	614	3.8%
Other service and fee income	22,897	18,197	4,700	25.8%
Total	$200,466	$184,495	$15,971	8.7%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $71.5 million, from $1,124.8 million for the six months ended June 30, 2018 to $1,196.3 million for the six months ended June 30, 2019, primarily reflecting growth ($49.9 million) and increased retention of auto premium.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 73.1% for the six months ended June 30, 2018 to 71.8% for the six months ended June 30, 2019. Excluding the Reciprocal Exchanges, the net loss ratio was 71.0% and 72.1% for the six months ended June 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net loss ratio was 83.8% and 88.1% for the six months ended June 30, 2019 and 2018, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $41.4 million, or 16.0%, from $258.8 million for the six months ended June 30, 2018 to $300.2 million for the six months ended June 30, 2019, primarily due to growth ($42.1 million).

General and administrative expenses. General and administrative expenses increased by $18.2 million, from $357.7 million for the six months ended June 30, 2018 to $375.9 million for the six months ended June 30, 2019, primarily due to growth ($18.5 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $19.8 million, from $332.7 million for the six months ended June 30, 2018 to $352.5 million for the six months ended June 30, 2019. Our P&C segment net operating expense ratio decreased from 21.6% for the six months ended June 30, 2018 to 21.1% for the six months ended June 30, 2019. The increase in net operating expense and decrease in net operating expense ratio were primarily as a result of increased earned premium.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $37.5 million, from $80.9 million for the six months ended June 30, 2018 to $118.5 million for the six months ended June 30, 2019. Our P&C segment net combined ratio decreased from 94.7% for the six months ended June 30, 2018 to 92.9% for the six months ended June 30, 2019. The increase in underwriting income and the decrease in net combined ratio were primarily due to a lower loss ratio.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$171,672	$156,836	$430,216	$390,612
Ceded premiums	(18,965)	(17,578)	(77,328)	(28,001)
Net premium written	$152,707	$139,258	$352,888	$362,611
Change in unearned premium	13,342	16,911	(25,259)	(52,566)
Net earned premium	$166,049	$156,169	$327,629	$310,045
Ceding commission income	3,928	262	6,519	520
Service and fee income	52,937	42,941	113,949	88,128
Total underwriting revenues	$222,914	$199,372	$448,097	$398,693
Underwriting expenses:
Loss and loss adjustment expense	86,324	88,434	171,073	179,712
Acquisition costs and other underwriting expenses	48,001	48,117	105,849	91,725
General and administrative expenses	61,292	47,132	119,930	97,740
Total underwriting expenses	$195,617	$183,683	$396,852	$369,177
Underwriting income	$27,297	$15,689	$51,245	$29,516

Underwriting ratios:
Net loss ratio	52.0%	56.6%	52.2%	58.0%
Net operating expense ratio (non-GAAP)	31.6%	33.3%	32.1%	32.5%
Net combined ratio (non-GAAP)	83.6%	89.9%	84.3%	90.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	52.0%	56.6%	52.2%	58.0%
Net operating expense ratio before amortization and impairment (non-GAAP)	30.6%	32.0%	31.1%	31.4%
Net combined ratio before amortization and impairment (non-GAAP)	82.6%	88.6%	83.3%	89.4%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$195,617	$183,683	$396,852	$369,177
Less: Loss and loss adjustment expense	86,324	88,434	171,073	179,712
Less: Ceding commission income	3,928	262	6,519	520
Less: Service and fee income	52,937	42,941	113,949	88,128
Net operating expense	$52,428	$52,046	$105,311	$100,817
Net earned premium	$166,049	$156,169	$327,629	$310,045
Net operating expense ratio (non-GAAP)	31.6%	33.3%	32.1%	32.5%

Net operating expense	$52,428	$52,046	$105,311	$100,817
Less: Non-cash impairment of goodwill	—	—	—	—
Less: Non-cash amortization of intangible assets	1,677	2,038	3,408	3,558
Net operating expense before amortization and impairment	$50,751	$50,008	$101,903	$97,259
Net earned premium	$166,049	$156,169	$327,629	$310,045
Net operating expense ratio before amortization and impairment (non-GAAP)	30.6%	32.0%	31.1%	31.4%

A&H Segment Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $14.8 million, or 9.5%, from $156.8 million for the three months ended June 30, 2018 to $171.7 million for the three months ended June 30, 2019, primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $13.4 million, or 9.7%, from $139.3 million for the three months ended June 30, 2018 to $152.7 million for the three months ended June 30, 2019. The increase was primarily due to growth in our domestic business.

Net earned premium. Net earned premium increased by $9.9 million, or 6.3%, from $156.2 million for the three months ended June 30, 2018 to $166.0 million for the three months ended June 30, 2019, primarily due to growth in our domestic business.

Service and fee income. Service and fee income increased by $10.0 million, or 23.3%, from $42.9 million for the three months ended June 30, 2018 to $52.9 million for the three months ended June 30, 2019, primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Group health administrative fees	$24,548	$19,806	$4,742	23.9%
Commission revenue	15,973	15,792	181	1.1%
Finance and processing fees	886	1,033	(147)	(14.2)%
Other service and fee income	11,530	6,310	5,220	82.7%
Total	$52,937	$42,941	$9,996	23.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $2.1 million, from $88.4 million for the three months ended June 30, 2018 to $86.3 million for the three months ended June 30, 2019. Our A&H net loss ratio decreased from 56.6% for the three months ended June 30, 2018 to 52.0% for the three months ended June 30, 2019. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses for the three months ended June 30, 2019 and 2018 was $48.0 million and $48.1 million, respectively.

General and administrative expenses. General and administrative expenses increased by $14.2 million, or 30.0%, from $47.1 million for the three months ended June 30, 2018 to $61.3 million for the three months ended June 30, 2019, primarily due to growth in our domestic business ($11.6 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense for the three months ended June 30, 2019 and 2018 was $52.4 million and $52.0 million, respectively. Our A&H net operating expense ratio decreased from 33.3% for the three months ended June 30, 2018 to 31.6% for the three months ended June 30, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $11.6 million, from $15.7 million for the three months ended June 30, 2018 to $27.3 million for the three months ended June 30, 2019. Our A&H net combined ratio decreased from 89.9% for the three months ended June 30, 2018 to 83.6% for the three months ended June 30, 2019. The net combined ratio decrease was a result of a lower net loss ratio and net operating expense ratio.

A&H Segment Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $39.6 million, or 10.1%, from $390.6 million for the six months ended June 30, 2018 to $430.2 million for the six months ended June 30, 2019, primarily due to growth in our domestic business.

Net premium written. Net premium written decreased by $9.7 million, or 2.7%, from $362.6 million for the six months ended June 30, 2018 to $352.9 million for the six months ended June 30, 2019. The decrease was primarily as a result of premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $17.6 million, or 5.7%, from $310.0 million for the six months ended June 30, 2018 to $327.6 million for the six months ended June 30, 2019, as a result of growth in our domestic business.

Service and fee income. Service and fee income increased by $25.8 million, or 29.3%, from $88.1 million for the six months ended June 30, 2018 to $113.9 million for the six months ended June 30, 2019, primarily due to growth in our domestic business.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Group health administrative fees	$48,053	$39,097	$8,956	22.9%
Commission revenue	40,744	33,316	7,428	22.3%
Finance and processing fees	2,910	2,288	622	27.2%
Other service and fee income	22,242	13,427	8,815	65.7%
Total	$113,949	$88,128	$25,821	29.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $8.6 million, from $179.7 million for the six months ended June 30, 2018 to $171.1 million for the six months ended June 30, 2019. Our A&H net loss ratio decreased from 58.0% for the six months ended June 30, 2018 to 52.2% for the six months ended June 30, 2019. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $14.1 million, or 15.4%, from $91.7 million for the six months ended June 30, 2018 to $105.8 million for the six months ended June 30, 2019, primarily from domestic growth ($16.2 million).

General and administrative expenses. General and administrative expenses increased by $22.2 million, or 22.7%, from $97.7 million for the six months ended June 30, 2018 to $119.9 million for the six months ended June 30, 2019, primarily from domestic growth ($18.9 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $4.5 million, from $100.8 million for the six months ended June 30, 2018 to $105.3 million for the six months ended June 30, 2019. Our A&H net operating expense ratio decreased from 32.5% for the six months ended June 30, 2018 to 32.1% for the six months ended June 30, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $21.7 million, from $29.5 million for the six months ended June 30, 2018 to $51.2 million for the six months ended June 30, 2019. Our A&H net combined ratio decreased from 90.5% for the six months ended June 30, 2018 to 84.3% for the six months ended June 30, 2019. The net combined ratio decrease was a result of a lower net loss ratio and net operating expense ratio.

Balance Sheets

	June 30, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,724,157	$304,350	$—	$4,028,507
Equity securities, at fair value	4,968	—	—	4,968
Short-term investments	185,492	17,015	—	202,507
Other investments	411,360	—	(107,380)	303,980
Total investments	4,325,977	321,365	(107,380)	4,539,962
Cash and cash equivalents	211,597	—	—	211,597
Restricted cash and cash equivalents	32,454	289	—	32,743
Accrued investment income	58,701	1,561	(31,274)	28,988
Premiums and other receivables, net	1,467,727	65,053	—	1,532,780
Deferred acquisition costs	248,745	21,639	—	270,384
Reinsurance recoverable	1,314,341	128,899	—	1,443,240
Prepaid reinsurance premiums	484,400	124,970	—	609,370
Premises and equipment, net	405,003	764	—	405,767
Intangible assets, net	365,685	3,315	—	369,000
Goodwill	183,430	—	—	183,430
Prepaid and other assets	39,335	60	—	39,395
Total assets	$9,137,395	$667,915	$(138,654)	$9,666,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,692,943	$194,297	$—	$2,887,240
Unearned premiums and other revenue	2,099,746	267,086	—	2,366,832
Reinsurance payable	554,685	36,733	—	591,418
Accounts payable and accrued expenses	305,045	35,402	(31,274)	309,173
Debt	708,657	107,380	(107,380)	708,657
Other liabilities	297,057	45,411	—	342,468
Total liabilities	$6,658,133	$686,309	$(138,654)	$7,205,788
Stockholders’ equity:
Common stock	$1,132	$—	$—	$1,132
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,060,379	—	—	1,060,379
Accumulated other comprehensive income	59,910	—	—	59,910
Retained earnings	907,841	—	—	907,841
Total National General Holdings Corp. Stockholders’ Equity	2,479,262	—	—	2,479,262
Non-controlling interest	—	(18,394)	—	(18,394)
Total stockholders’ equity	$2,479,262	$(18,394)	$—	$2,460,868
Total liabilities and stockholders’ equity	$9,137,395	$667,915	$(138,654)	$9,666,656

	December 31, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,263,949	$297,083	$—	$3,561,032
Equity securities, at fair value	10,949	—	—	10,949
Short-term investments	331,221	17,328	—	348,549
Other investments	407,580	—	(101,304)	306,276
Total investments	4,013,699	314,411	(101,304)	4,226,806
Cash and cash equivalents	193,858	—	—	193,858
Restricted cash and cash equivalents	39,525	200	—	39,725
Accrued investment income	50,981	1,596	(25,400)	27,177
Premiums and other receivables, net	1,338,485	61,327	—	1,399,812
Deferred acquisition costs	231,401	20,007	—	251,408
Reinsurance recoverable	1,494,670	117,068	—	1,611,738
Prepaid reinsurance premiums	529,241	136,433	—	665,674
Premises and equipment, net	306,309	1,695	—	308,004
Intangible assets, net	376,532	3,405	—	379,937
Goodwill	180,183	—	—	180,183
Prepaid and other assets	150,377	4,581	—	154,958
Total assets	$8,905,261	$660,723	$(126,704)	$9,439,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,778,689	$178,470	$—	$2,957,159
Unearned premiums and other revenue	2,014,965	265,763	—	2,280,728
Reinsurance payable	615,872	40,393	—	656,265
Accounts payable and accrued expenses	390,338	33,120	(25,400)	398,058
Debt	705,795	101,304	(101,304)	705,795
Other liabilities	178,764	61,640	—	240,404
Total liabilities	$6,684,423	$680,690	$(126,704)	$7,238,409
Stockholders’ equity:
Common stock	$1,129	$—	$—	$1,129
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,057,783	—	—	1,057,783
Accumulated other comprehensive loss	(52,130)	—	—	(52,130)
Retained earnings	764,056	—	—	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,220,838	—	—	2,220,838
Non-controlling interest	—	(19,967)	—	(19,967)
Total stockholders’ equity	$2,220,838	$(19,967)	$—	$2,200,871
Total liabilities and stockholders’ equity	$8,905,261	$660,723	$(126,704)	$9,439,280

Other Material Changes in Financial Position

	June 30, 2019	December 31, 2018	Change	% Change
	(amounts in thousands)
Selected Assets:
Reinsurance recoverable	$1,443,240	$1,611,738	$(168,498)	(10.5)%

Changes in Financial Position During the Six Months Ended June 30, 2019 Compared to December 31, 2018

Reinsurance recoverable decreased by $168.5 million, primarily driven by our P&C segment due to changes to our Quota Shares and recoverables from our catastrophe reinsurance programs.

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

The average yield on our investment portfolio was 3.2% and 3.0% for the six months ended June 30, 2019 and 2018, respectively, and the average duration of the portfolio was 4.2 and 4.0 years as of June 30, 2019 and 2018, respectively.

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $160.0 million outstanding as of June 30, 2019. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $348.6 million and $287.9 million as of June 30, 2019 and December 31, 2018, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2019 and 2018, there were $0.0 million and $80.0 million, respectively, of dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1,323.8 million and $1,260.6 million in the six months ended June 30, 2019 and 2018, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $4.8 billion at June 30, 2019 and $4.5 billion at December 31, 2018. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$295,204	$164,199	$131,005	79.8%
Net cash used in investing activities	(245,364)	(76,833)	(168,531)	219.3%
Net cash used in financing activities	(36,959)	(35,215)	(1,744)	5.0%
Effect of exchange rate changes on cash and cash equivalents	(2,124)	(8,307)	6,183	(74.4)%
Net increase in cash, cash equivalents, and restricted cash	$10,757	$43,844	$(33,087)	(75.5)%

Comparison of the Six Months Ended June 30, 2019 and 2018

Net cash provided by operating activities increased by $131.0 million, primarily due to higher net income, a decrease in our reinsurance recoverables, partially offset by a decrease in unpaid loss and loss adjustment expense reserves during the six months ended June 30, 2019.

Net cash used in investing activities increased by $168.5 million, primarily due to lower proceeds from sales and maturities of debt securities and other investments net of purchases during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Reinsurance

We utilize various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit our exposure to a maximum loss on any one risk. Reinsurance agreements transfer portions of the underlying risk of the business we write. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or are fully collateralized at the time we enter into our reinsurance agreements. We also enter into reinsurance relationships with third-party captives formed by agents as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

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

Debt

Revolving Credit Agreement

On February 25, 2019, we refinanced our existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340.0 million base revolving credit facility with a letter of credit sublimit of $150.0 million and an expansion feature of up to $50.0 million. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by us under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on our consolidated leverage ratio, and which rate was 0.225% as of June 30, 2019). The 2019 Credit Agreement has a maturity date of February 25, 2023. As of June 30, 2019, there was $160.0 million outstanding under the 2019 Credit Agreement.

For more information about our debt, including other outstanding debt, ranking and restrictive covenants, refer to Note 12, “Debt” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 8, “Debt” in the notes to our condensed consolidated financial statements.

Preferred Stock

For more information about our preferred stock, refer to Note 15, “Stockholders’ Equity” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 12, “Stockholders’ Equity” in the notes to our condensed consolidated financial statements.

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

Interest Rate Risk. We had debt securities with a fair value of $4.0 billion as of June 30, 2019 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of June 30, 2019 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of June 30, 2019.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$3,685,762	$(342,745)	(11.0)%
100 basis point increase	3,857,134	(171,373)	(5.5)
No change	4,028,507	—	—
100 basis point decrease	4,191,984	163,477	5.2
200 basis point decrease	4,352,117	323,610	10.4
Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of June 30, 2019, we had $682.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

10.1*	National General Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.2*	Form of Non-Qualified Stock Option Agreement under the NGHC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.3*	Form of Restricted Share Unit Agreement under the NGHC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
July 29, 2019
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)