Form 10-Q
period 2019-09-30
National General Holdings Corp.
filed 2019-10-30
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

As of October 28, 2019, the number of common shares of the registrant outstanding was 113,327,683.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $307,388 and $297,083)	$4,141,214	$3,561,032
Equity securities, at fair value	2,760	10,949
Short-term investments (Exchanges - $27,010 and $17,328)	393,663	348,549
Other investments (related parties - $234,617 and $233,723)	301,615	306,276
Total investments	4,839,252	4,226,806
Cash and cash equivalents (Exchanges - $153 and $0)	199,419	193,858
Restricted cash and cash equivalents (Exchanges - $281 and $200)	27,903	39,725
Accrued investment income (related parties - $1,195 and $2,362) (Exchanges - $2,241 and $1,596)	27,946	27,177
Premiums and other receivables, net (Exchanges - $62,540 and $61,327)	1,541,126	1,399,812
Deferred acquisition costs (Exchanges - $23,113 and $20,007)	267,659	251,408
Reinsurance recoverable (related parties - $4,496 and $7,425) (Exchanges - $120,192 and $117,068)	1,504,599	1,611,738
Prepaid reinsurance premiums (Exchanges - $118,042 and $136,433)	643,218	665,674
Premises and equipment, net (Exchanges - $441 and $1,695)	403,857	308,004
Intangible assets, net (Exchanges - $3,270 and $3,405)	392,223	379,937
Goodwill	181,587	180,183
Prepaid and other assets (Exchanges - $11 and $4,581)	45,207	154,958
Total assets	$10,073,996	$9,439,280

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share) (Unaudited)

	September 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $193,456 and $178,470)	$3,039,255	$2,957,159
Unearned premiums and other revenue (Exchanges - $265,538 and $265,763)	2,450,476	2,280,728
Reinsurance payable (Exchanges - $44,424 and $40,393)	673,724	656,265
Accounts payable and accrued expenses (related parties - $771 and $69,874) (Exchanges - $5,200 and $7,720)	317,675	398,058
Debt	687,978	705,795
Other liabilities (Exchanges - $43,754 and $61,640)	373,269	240,404
Total liabilities	$7,542,377	$7,238,409
Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 113,313,042 shares - 2019; authorized 150,000,000 shares, issued and outstanding 112,940,595 shares - 2018.	$1,133	$1,129
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2019; authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2018. Aggregate liquidation preference $450,000 - 2019, $450,000 - 2018.	450,000	450,000
Additional paid-in capital	1,062,859	1,057,783
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(20,901)	(14,461)
Unrealized gain (loss) on investments, net of tax	101,288	(37,669)
Total accumulated other comprehensive income (loss)	80,387	(52,130)
Retained earnings	965,455	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,559,834	2,220,838
Noncontrolling interest	(28,215)	(19,967)
Total stockholders’ equity	$2,531,619	$2,200,871
Total liabilities and stockholders’ equity	$10,073,996	$9,439,280

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net earned premium	$1,053,638	$939,527	$3,048,446	$2,787,971
Ceding commission income	57,587	59,100	187,313	158,976
Service and fee income	161,626	142,690	476,041	415,313
Net investment income	33,740	30,696	102,316	81,702
Net loss on investments	(565)	(3,170)	(5,773)	(22,756)
Other income	2,146	—	2,146	—
Total revenues	1,308,172	1,168,843	3,810,489	3,421,206
Expenses:
Loss and loss adjustment expense	745,334	657,310	2,112,678	1,961,804
Acquisition costs and other underwriting expenses	209,090	191,470	615,134	542,040
General and administrative expenses	263,864	235,733	759,725	691,167
Interest expense	12,898	12,583	38,822	38,775
Total expenses	1,231,186	1,097,096	3,526,359	3,233,786
Income before provision for income taxes	76,986	71,747	284,130	187,420
Provision for income taxes	16,747	15,518	61,494	38,261
Net income	60,239	56,229	222,636	149,159
Net (income) loss attributable to noncontrolling interest	10,915	12,153	18,152	31,979
Net income attributable to NGHC	71,154	68,382	240,788	181,138
Dividends on preferred stock	(7,875)	(7,875)	(24,675)	(23,625)
Net income attributable to NGHC common stockholders	$63,279	$60,507	$216,113	$157,513

Earnings per common share (“EPS”):
Basic EPS	$0.56	$0.56	$1.91	$1.47
Diluted EPS	$0.54	$0.55	$1.87	$1.44

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$60,239	$56,229	$222,636	$149,159

Other comprehensive income:
Foreign currency translation adjustment	(4,104)	926	(8,147)	(9,278)
Income tax effect	862	115	1,707	1,948
Total foreign currency translation adjustment, net of tax	(3,242)	1,041	(6,440)	(7,330)

Gross unrealized gain (loss) on investments before reclassifications	33,294	(16,574)	190,266	(93,695)
Income tax effect	(6,991)	3,227	(39,955)	19,676
Total change in net unrealized gain (loss) on investments, net of tax	26,303	(13,347)	150,311	(74,019)
Reclassification adjustments for investments gain/loss to net income:
Net realized (gain) loss on investments	(1,886)	(1,820)	(1,835)	17,737
Income tax effect	396	382	385	(3,725)
Total (gain) loss on investments reclassifications to net income, net of tax	(1,490)	(1,438)	(1,450)	14,012

Other comprehensive income (loss) before income tax effect	27,304	(17,468)	180,284	(85,236)
Income tax effect	(5,733)	3,724	(37,863)	17,899
Other comprehensive income (loss), net of tax	21,571	(13,744)	142,421	(67,337)
Comprehensive income	81,810	42,485	365,057	81,822
Comprehensive (income) loss attributable to noncontrolling interest	9,821	13,014	8,248	38,811
Comprehensive income attributable to NGHC	$91,631	$55,499	$373,305	$120,633

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance, beginning of period	113,215,632	$1,132	2,565,120	$450,000	$1,060,379	$59,910	$907,841	$(18,394)	$2,460,868
Net income (loss)	—	—	—	—	—	—	71,154	(10,915)	60,239
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,242)	—	—	(3,242)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	23,719	—	1,094	24,813
Common stock dividends declared	—	—	—	—	—	—	(5,665)	—	(5,665)
Preferred stock dividends declared	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	117,796	1	—	—	188	—	—	—	189
Shares withheld related to net share settlement	(20,386)	—	—	—	(493)	—	—	—	(493)
Stock-based compensation	—	—	—	—	2,785	—	—	—	2,785
Balance, end of period	113,313,042	$1,133	2,565,120	$450,000	$1,062,859	$80,387	$965,455	$(28,215)	$2,531,619

	Three Months Ended September 30, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance, beginning of period	107,057,771	$1,071	2,565,000	$420,000	$921,744	$(55,698)	$695,099	$(941)	$1,981,275
Net income (loss)	—	—	—	—	—	—	68,382	(12,153)	56,229
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,041	—	—	1,041
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(13,924)	—	(861)	(14,785)
Issuance of preferred stock	—	—	120	30,000	(110)	—	—	—	29,890
Common stock dividends declared	—	—	—	—	—	—	(4,286)	—	(4,286)
Preferred stock dividends declared	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	104,951	—	—	—	48	—	—	—	48
Shares withheld related to net share settlement	(30,162)	—	—	—	(841)	—	—	—	(841)
Stock-based compensation	—	—	—	—	2,283	—	—	—	2,283
Balance, end of period	107,132,560	$1,071	2,565,120	$450,000	$923,124	$(68,581)	$751,320	$(13,955)	$2,042,979

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2019	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	—	—	240,788	(18,152)	222,636
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(6,440)	—	—	(6,440)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	138,957	—	9,904	148,861
Common stock dividends declared	—	—	—	—	—	—	(14,714)	—	(14,714)
Preferred stock dividends declared	—	—	—	—	—	—	(24,675)	—	(24,675)
Common stock issued under employee stock plans and exercises of stock options	518,284	4	—	—	432	—	—	—	436
Shares withheld related to net share settlement	(145,837)	—	—	—	(3,633)	—	—	—	(3,633)
Stock-based compensation	—	—	—	—	8,277	—	—	—	8,277
Balance September 30, 2019	113,313,042	$1,133	2,565,120	$450,000	$1,062,859	$80,387	$965,455	$(28,215)	$2,531,619

	Nine Months Ended September 30, 2018
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2018	106,697,648	$1,067	2,565,000	$420,000	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	181,138	(31,979)	149,159
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(7,330)	—	—	(7,330)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(53,175)	—	(6,832)	(60,007)
Issuance of preferred stock	—	—	120	30,000	(110)	—	—	—	29,890
Common stock dividends declared	—	—	—	—	—	—	(12,850)	—	(12,850)
Preferred stock dividends declared	—	—	—	—	—	—	(23,625)	—	(23,625)
Common stock issued under employee stock plans and exercises of stock options	557,622	4	—	—	1,645	—	—	—	1,649
Shares withheld related to net share settlement	(122,710)	—	—	—	(2,955)	—	—	—	(2,955)
Stock-based compensation	—	—	—	—	6,793	—	—	—	6,793
Balance September 30, 2018	107,132,560	$1,071	2,565,120	$450,000	$923,124	$(68,581)	$751,320	$(13,955)	$2,042,979

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$222,636	$149,159
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net loss on investments	5,773	22,756
Bad debt expense	61,334	55,989
Depreciation and amortization	87,055	64,980
Stock-based compensation expense	8,277	6,793
Other, net	(3,159)	922
Changes in assets and liabilities:
Accrued investment income	(195)	(1,641)
Premiums and other receivables	(172,034)	(208,847)
Deferred acquisition costs	(17,397)	(36,647)
Reinsurance recoverable	118,763	(233,216)
Prepaid reinsurance premiums	29,372	(163,632)
Prepaid expenses and other assets	81,324	28,274
Unpaid loss and loss adjustment expense reserves	(14,165)	199,905
Unearned premiums and other revenue	93,853	316,556
Reinsurance payable	16,361	258,686
Accounts payable and accrued expenses	(578)	24,874
Other liabilities	(7,766)	(24,837)
Net cash provided by operating activities	509,454	460,074
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(863,050)	(1,358,877)
Equity securities	—	(1,297)
Short-term investments	(2,328,055)	(2,055,421)
Other investments	(4,554)	(27,620)
Premises and equipment	(84,285)	(84,779)
Proceeds from:
Sale and maturity of debt securities, available-for-sale	518,170	1,180,945
Sale of equity securities	1,700	3,448
Sale of short-term investments	2,293,700	1,916,739
Sale and return of other investments	11,639	120,905
Other investing activities, net	16,128	(18,724)
Net cash used in investing activities	$(438,607)	$(324,681)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Payments of debt issuance costs	$(1,726)	$—
Repayments of debt and principal payments under capital leases obligations	(29,826)	(39,000)
Issuance of preferred stock, net (fees $0 and $110)	—	29,890
Issuance of common stock — employee share options	436	1,649
Taxes paid related to net share settlement of equity awards	(3,633)	(2,955)
Dividends paid to common shareholders	(13,573)	(12,826)
Dividends paid to preferred shareholders	(25,667)	(23,625)
Net cash used in financing activities	(73,989)	(46,867)
Effect of exchange rate changes on cash and cash equivalents	(3,119)	(11,080)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,261)	77,446
Cash, cash equivalents, and restricted cash at beginning of the period	233,583	357,484
Cash, cash equivalents, and restricted cash at end of the period	$227,322	$434,930

Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	$5,664	$4,286
Accrued preferred stock dividends	7,875	7,875

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
January 1, 2019
The Company adopted the standard as of the beginning of the year using the modified retrospective transition approach and did not adjust prior comparative periods. On January 1, 2019, the Company recorded the recognition of the ROU asset and lease liability net of deferred rent, inducement costs and deferred tax impact of $85,000, in both assets and liabilities on its consolidated balance sheets. The adoption of the standard did not have a material effect on the Company’s results of operations and had no impact on cash flows. See Note 10, “Leases” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Not Yet Adopted

With the exception of the adopted or not yet adopted accounting pronouncements discussed here, there have been no recent accounting pronouncements, or quantitative or qualitative progress made towards implementation of outstanding accounting pronouncements during the nine months ended September 30, 2019, as compared to those described in Note 2, “Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance, or potential significance, to the Company.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$72,188	$2,300	$(53)	$74,435
Federal agencies	4,379	33	(1)	4,411
States and political subdivision bonds	188,037	6,017	(30)	194,024
Foreign government	141,026	5,875	(22)	146,879
Corporate bonds	1,695,694	71,298	(949)	1,766,043
Residential mortgage-backed securities	1,019,630	19,513	(1,950)	1,037,193
Commercial mortgage-backed securities	573,911	35,690	(28)	609,573
Asset-backed securities	58,555	1,321	(47)	59,829
Structured securities	252,957	202	(4,332)	248,827
Total	$4,006,377	$142,249	$(7,412)	$4,141,214
NGHC	$3,705,639	$135,248	$(7,061)	$3,833,826
Reciprocal Exchanges	300,738	7,001	(351)	307,388
Total	$4,006,377	$142,249	$(7,412)	$4,141,214

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$64,829	$1,026	$(262)	$65,593
Federal agencies	37,842	22	(389)	37,475
States and political subdivision bonds	274,367	1,369	(3,539)	272,197
Foreign government	151,443	993	(70)	152,366
Corporate bonds	1,283,061	3,094	(25,450)	1,260,705
Residential mortgage-backed securities	944,365	716	(19,965)	925,116
Commercial mortgage-backed securities	548,192	3,757	(6,974)	544,975
Asset-backed securities	60,563	705	(121)	61,147
Structured securities	249,947	99	(8,588)	241,458
Total	$3,614,609	$11,781	$(65,358)	$3,561,032
NGHC	$3,311,639	$11,206	$(58,896)	$3,263,949
Reciprocal Exchanges	302,970	575	(6,462)	297,083
Total	$3,614,609	$11,781	$(65,358)	$3,561,032

As of September 30, 2019 and December 31, 2018, the Company had no other-than-temporary impairments (“OTTI”) in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2019, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,968	$53,081	$110	$110	$53,078	$53,191
Due after one year through five years	883,320	911,951	132,418	134,784	1,015,738	1,046,735
Due after five years through ten years	935,527	979,817	73,674	75,405	1,009,201	1,055,222
Due after ten years	261,542	264,537	14,722	14,934	276,264	279,471
Mortgage-backed securities	1,572,282	1,624,440	79,814	82,155	1,652,096	1,706,595
Total	$3,705,639	$3,833,826	$300,738	$307,388	$4,006,377	$4,141,214

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$24,598	$(32)	$13,846	$(21)	$38,444	$(53)
Federal agencies	259	(1)	—	—	259	(1)
States and political subdivision bonds	1,281	(1)	2,597	(29)	3,878	(30)
Foreign government	2,904	(22)	—	—	2,904	(22)
Corporate bonds	121,461	(771)	9,013	(178)	130,474	(949)
Residential mortgage-backed securities	206,204	(1,194)	69,431	(756)	275,635	(1,950)
Commercial mortgage-backed securities	4,737	(22)	750	(6)	5,487	(28)
Asset-backed securities	5,548	(26)	979	(21)	6,527	(47)
Structured securities	59,765	(849)	110,235	(3,483)	170,000	(4,332)
Total	$426,757	$(2,918)	$206,851	$(4,494)	$633,608	$(7,412)
NGHC	$391,883	$(2,669)	$199,953	$(4,392)	$591,836	$(7,061)
Reciprocal Exchanges	34,874	(249)	6,898	(102)	41,772	(351)
Total	$426,757	$(2,918)	$206,851	$(4,494)	$633,608	$(7,412)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$474	$(2)	$21,540	$(260)	$22,014	$(262)
Federal agencies	23,729	(351)	1,493	(38)	25,222	(389)
States and political subdivision bonds	57,090	(902)	119,759	(2,637)	176,849	(3,539)
Foreign government	45,748	(70)	—	—	45,748	(70)
Corporate bonds	586,359	(12,891)	321,115	(12,559)	907,474	(25,450)
Residential mortgage-backed securities	234,396	(1,637)	551,623	(18,328)	786,019	(19,965)
Commercial mortgage-backed securities	13,229	(239)	148,700	(6,735)	161,929	(6,974)
Asset-backed securities	25,978	(78)	1,494	(43)	27,472	(121)
Structured securities	222,154	(8,136)	6,167	(452)	228,321	(8,588)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)
NGHC	$1,115,823	$(22,668)	$1,018,975	$(36,228)	$2,134,798	$(58,896)
Reciprocal Exchanges	93,334	(1,638)	152,916	(4,824)	246,250	(6,462)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)

There were 378 and 1,662 individual security lots at September 30, 2019 and December 31, 2018, respectively, that accounted for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. As of September 30, 2019 and December 31, 2018, of the $4,494 and $41,052, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those securities were greater than or equal to 25% of its amortized cost.

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

The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on debt securities reported above were primarily caused by the effects of the interest rate environment. Therefore, the Company does not believe the unrealized losses represent an OTTI as of September 30, 2019 and December 31, 2018.

(c) Equity Securities

The fair values of equity securities were as follows:

	September 30, 2019	December 31, 2018
Common stock	$2,760	$10,949
Total	$2,760	$10,949
NGHC	$2,760	$10,949
Reciprocal Exchanges	—	—
Total	$2,760	$10,949

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash and short-term investments	$1,123	$351	$3,467	$680
Debt securities	31,439	27,643	91,631	77,469
Equity securities	1	182	4	541
Other, net (related parties - three months - $(10) and $505; nine months - $2,163 and $550)	2,270	2,924	10,508	6,577
Investment income	34,833	31,100	105,610	85,267
Investment expenses	(1,093)	(404)	(3,294)	(3,565)
Net investment income	$33,740	$30,696	$102,316	$81,702
NGHC	$31,580	$28,352	$95,862	$75,009
Reciprocal Exchanges	2,160	2,344	6,454	6,693
Net investment income	$33,740	$30,696	$102,316	$81,702

(e) Net Realized Gains (Losses)

The table below indicates realized gains and losses on investments. Other, net includes realized gains and losses from short-term and other investments and foreign exchange. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Debt securities, available-for-sale:
Gross gains	$3,598	$2,563	$3,921	$4,651
Gross losses	(1,712)	(743)	(2,086)	(22,388)
Net realized gain (loss) on debt securities, available-for-sale	1,886	1,820	1,835	(17,737)
Equity securities	(2,208)	(1,376)	(6,489)	(7,203)
OTTI on investments	—	(3,000)	—	(3,000)
Other, net	(243)	(614)	(1,119)	5,184
Net realized loss on investments	$(565)	$(3,170)	$(5,773)	$(22,756)
NGHC	$(428)	$(3,003)	$(4,936)	$(21,490)
Reciprocal Exchanges	(137)	(167)	(837)	(1,266)
Net realized loss on investments	$(565)	$(3,170)	$(5,773)	$(22,756)

Net gains and losses recognized during the reporting period on equity securities still held at the reporting date were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net losses recognized during the period	$(2,208)	$(1,376)	$(6,489)	$(7,203)
Less: Net losses recognized during the period on securities sold during the period	—	—	—	(108)
Net losses recognized during the reporting period on securities still held at the reporting date	$(2,208)	$(1,376)	$(6,489)	$(7,095)

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

	NGHC			Reciprocal Exchanges
September 30, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$59,290	$60,998	1.6%	$12,898	$13,437	4.4%
AAA	622,806	655,803	17.1%	18,143	18,891	6.1%
AA, AA+, AA-	1,381,180	1,411,831	36.8%	109,656	112,043	36.5%
A, A+, A-	803,831	831,868	21.7%	111,498	114,601	37.2%
BBB, BBB+, BBB-	788,908	821,368	21.4%	48,543	48,416	15.8%
BB+ and lower	49,624	51,958	1.4%	—	—	—%
Total	$3,705,639	$3,833,826	100.0%	$300,738	$307,388	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2018	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,122	$52,759	1.6%	$12,707	$12,834	4.3%
AAA	586,639	589,078	18.0%	18,335	18,109	6.1%
AA, AA+, AA-	1,385,709	1,358,528	41.6%	142,525	140,114	47.2%
A, A+, A-	591,219	581,106	17.8%	118,535	115,618	38.9%
BBB, BBB+, BBB-	653,645	641,554	19.7%	10,834	10,374	3.5%
BB+ and lower	42,305	40,924	1.3%	34	34	—%
Total	$3,311,639	$3,263,949	100.0%	$302,970	$297,083	100.0%

The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

September 30, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	27.2%	13.6%	0.4%	$791,523	44.8%
Industrials	0.3%	3.8%	18.8%	29.3%	0.1%	923,980	52.3%
Utilities/Other	—%	—%	1.3%	1.6%	—%	50,540	2.9%
Total	0.3%	7.4%	47.3%	44.5%	0.5%	$1,766,043	100.0%
NGHC	—%	5.8%	40.9%	41.8%	0.5%	$1,571,375	89.0%
Reciprocal Exchanges	0.3%	1.6%	6.4%	2.7%	—%	194,668	11.0%
Total	0.3%	7.4%	47.3%	44.5%	0.5%	$1,766,043	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	4.3%	23.1%	14.2%	0.9%	$535,373	42.5%
Industrials	0.4%	6.1%	21.5%	26.7%	0.6%	697,324	55.3%
Utilities/Other	—%	—%	1.8%	0.4%	—%	28,008	2.2%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%
NGHC	—%	6.3%	37.3%	40.6%	1.4%	$1,079,099	85.6%
Reciprocal Exchanges	0.4%	4.1%	9.1%	0.7%	0.1%	181,606	14.4%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$199,419	$193,858
Restricted cash and cash equivalents	27,903	39,725
Total cash, cash equivalents and restricted cash	$227,322	$233,583

Restricted investments are as follows:

	September 30, 2019	December 31, 2018
Securities on deposit with state regulatory authorities	$83,567	$73,119
Restricted investments to trusts in certain reinsurance transactions	54,895	70,470
Total restricted investments	$138,462	$143,589

(h) Short-term and Other Investments

Short-term investments include investments with maturities between 91 days and less than one year at the date of acquisition. Short-term investments also consist of commercial paper, U.S. Treasury bills and money market funds that are held within the Company’s longer term investment portfolios.

The table below summarizes the composition of other investments:

	September 30, 2019	December 31, 2018
Equity method investments (related parties - $105,388 and $106,031)	$140,195	$142,921
Notes receivable (related parties - $129,229 and $127,692)	129,307	128,893
Long-term Certificates of Deposit (CDs), at cost	20,150	20,252
Investments, at fair value	4,295	6,542
Investments, at cost or amortized cost	7,668	7,668
Total	$301,615	$306,276

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

The Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. For both the three and nine months ended September 30, 2019 and 2018, the Company recorded OTTI on other investments of $0 and $3,000, respectively.

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

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% noncontrolling equity interest in a limited partnership managed by a third party. As of September 30, 2019, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

The following table presents the Company’s 50% investment activity in the LSC Entity:

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of the period	$48,324	$160,683
Distributions (three months - $(2,500) and $0)	(2,500)	(116,035)
Contributions (three months - $258 and $0)	258	2,000
Equity in earnings (losses) (three months - $(481) and $(858))	1,250	651
Change in equity method investments	(992)	(113,384)
Balance, end of the period	$47,332	$47,299

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC. Additionally, the Company has an office lease with 800 Superior, LLC. Previously, the Company and AmTrust each also had a 50% ownership interest in East Ninth & Superior, LLC and a 24.5% ownership interest in 800 Superior NMTC Investment Fund II, LLC. During the third quarter of 2019, the net assets of East Ninth & Superior, LLC were combined with 800 Superior, LLC and East Ninth & Superior, LLC and 800 Superior NMTC Investment Fund II, LLC were dissolved.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company paid 800 Superior, LLC $742 and $722 in rent for the three months ended September 30, 2019 and 2018, respectively. The Company paid 800 Superior, LLC $2,226 and $2,167 in rent for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s equity interest in 800 Superior, LLC as of September 30, 2019 and December 31, 2018 was $7,325 and $5,125, respectively. For the three months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(103) and $305, respectively, and made contributions of $2,287 and $0, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(87) and $(922), respectively, and made contributions of $2,287 and $0, respectively.

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

The Company’s equity interest in North Dearborn as of September 30, 2019 and December 31, 2018 was $5,659 and $6,214, respectively. For the three months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from North Dearborn of $(84) and $(148), respectively, and received distributions of $135 and $0, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from North Dearborn of $(150) and $(313), respectively, and received distributions of $405 and $1,125, respectively.

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

The Company paid 4455 LBJ Freeway, LLC $607 and $551 in rent for the three months ended September 30, 2019 and 2018, respectively. The Company paid 4455 LBJ Freeway, LLC $1,813 and $1,675 in rent for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2019 and December 31, 2018 was $984 and $793, respectively. For the three months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $63 and $26, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $191 and $15, respectively.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s equity interest in Illinois Center as of September 30, 2019 and December 31, 2018 was $44,088 and $45,575, respectively. For the three months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from Illinois Center of $(600) and $0, respectively, and made contributions of $0 and $0, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded equity in earnings (losses) from Illinois Center of $(2,612) and $(2,410), respectively, and made contributions of $1,125 and $2,250, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of September 30, 2019 and December 31, 2018. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$74,435	$—	$—	$74,435
Federal agencies	4,411	—	—	4,411
States and political subdivision bonds	—	190,924	3,100	194,024
Foreign government	—	146,879	—	146,879
Corporate bonds	—	1,756,263	9,780	1,766,043
Residential mortgage-backed securities	—	1,037,193	—	1,037,193
Commercial mortgage-backed securities	—	609,573	—	609,573
Asset-backed securities	—	59,829	—	59,829
Structured securities	—	248,827	—	248,827
Total available-for-sale debt securities	78,846	4,049,488	12,880	4,141,214
Equity securities:
Common stock	2,474	—	286	2,760
Total equity securities	2,474	—	286	2,760
Short-term investments	381,208	12,455	—	393,663
Other investments	—	—	4,295	4,295
Total	$462,528	$4,061,943	$17,461	$4,541,932
NGHC	$421,579	$3,768,494	$17,461	$4,207,534
Reciprocal Exchanges	40,949	293,449	—	334,398
Total	$462,528	$4,061,943	$17,461	$4,541,932

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$65,593	$—	$—	$65,593
Federal agencies	37,475	—	—	37,475
States and political subdivision bonds	—	268,601	3,596	272,197
Foreign government	—	152,366	—	152,366
Corporate bonds	—	1,248,938	11,767	1,260,705
Residential mortgage-backed securities	—	925,116	—	925,116
Commercial mortgage-backed securities	—	544,975	—	544,975
Asset-backed securities	—	61,147	—	61,147
Structured securities	—	241,458	—	241,458
Total available-for-sale debt securities	103,068	3,442,601	15,363	3,561,032
Equity securities:
Common stock	9,898	—	1,051	10,949
Total equity securities	9,898	—	1,051	10,949
Short-term investments	348,549	—	—	348,549
Other investments	—	—	6,542	6,542
Total	$461,515	$3,442,601	$22,956	$3,927,072
NGHC	$429,502	$3,160,203	$22,956	$3,612,661
Reciprocal Exchanges	32,013	282,398	—	314,411
Total	$461,515	$3,442,601	$22,956	$3,927,072

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Common stock	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$1,051	$6,542	$22,956
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	(765)	(2,247)	(3,012)
Included in other comprehensive income(2)	(496)	(1,987)	—	—	(2,483)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Balance as of September 30, 2019	$3,100	$9,780	$286	$4,295	$17,461
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(765)	$(2,247)	$(3,012)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(496)	$(1,987)	$—	$—	$(2,483)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Common stock	Preferred stock	Other investments	Total
Balance as of January 1, 2018	$4,081	$24,545	$5,052	$270	$10,782	$44,730
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains (losses) for the period:
Included in net income(1)	—	—	(1,303)	10	802	(491)
Included in other comprehensive income(2)	(485)	(11,374)	—	—	—	(11,859)
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(1,741)	(1,741)
Balance as of September 30, 2018	$3,596	$13,171	$3,749	$280	$9,843	$30,639
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(1,303)	$10	$802	$(491)
(1) Gains and losses recognized in net income are reported within net investment income.
(2) Gains and losses recognized in other comprehensive income are reported within unrealized gains (losses) on investments, net of tax.

During the nine months ended September 30, 2019 and 2018, there were no transfers between Level 2 and Level 3.

At September 30, 2019 and December 31, 2018, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

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

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		September 30, 2019		December 31, 2018
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,907	$106,040	$96,842	$90,400

6.75% Notes	Level 3	346,926	368,291	346,439	353,756
Subordinated Debentures	Level 3	72,168	72,125	72,168	72,109
2016 Credit Agreement	Level 3	—	—	160,000	163,222
2019 Credit Agreement	Level 3	140,000	147,591	—	—

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Nine Months Ended September 30,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the period	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389
Additions	385,570	41,222	426,792	399,610	16,985	416,595
Amortization	(372,741)	(37,800)	(410,541)	(369,634)	(13,858)	(383,492)
Change in DAC	12,829	3,422	16,251	29,976	3,127	33,103
Balance, end of the period	$239,017	$28,642	$267,659	$228,259	$21,233	$249,492
NGHC	$215,904	$28,642	$244,546	$208,982	$21,233	$230,215
Reciprocal Exchanges	23,113	—	23,113	19,277	—	19,277
Balance, end of the period	$239,017	$28,642	$267,659	$228,259	$21,233	$249,492

6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. For the nine months ended September 30, 2019, goodwill increased by $1,404 due to acquisitions.

Intangible Assets

Intangible assets consist of definite and indefinite life assets. Definite-lived intangible assets subject to amortization primarily include agent and customer relationships, value of policies in force, renewal rights and trademarks. Indefinite-lived intangible assets include management contracts and state licenses.

For the three months ended September 30, 2019 and 2018, the Company amortized $6,806 and $8,246, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $18 and $(14), respectively. For the nine months ended September 30, 2019 and 2018, the Company amortized $21,134 and $23,330, respectively, related to its definite-lived intangible assets, which includes amortization relating to intangible assets owned by the Reciprocal Exchanges of $41 and $(67), respectively. Total amortization expense includes amortization of loss reserve premium. For the nine months ended September 30, 2019, intangible assets, other than goodwill, increased by $40,544 due to acquisitions.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

7. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and loss adjustment expense (“LAE”) reserves is an estimate of the Company’s liability from incurred claims at the reporting period. The unpaid losses and loss adjustment expense reserves are the result of ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and future events beyond the control of management, such as changes in law, judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.

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

The following tables present a reconciliation of beginning and ending reserve balances for unpaid losses and loss adjustment expenses:

	Nine Months Ended September 30, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the period	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the period	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	1,726,618	279,460	2,006,078	125,250	2,131,328
Prior year	19,791	(37,775)	(17,984)	(666)	(18,650)
Total incurred	1,746,409	241,685	1,988,094	124,584	2,112,678
Paid losses and LAE related to:
Current year	(661,742)	(136,261)	(798,003)	(76,704)	(874,707)
Prior year	(1,013,023)	(105,076)	(1,118,099)	(39,005)	(1,157,104)
Total paid	(1,674,765)	(241,337)	(1,916,102)	(115,709)	(2,031,811)
Acquired losses and LAE reserves	92,573	—	92,573	—	92,573
Unrealized foreign exchange gain	—	(8,204)	(8,204)	—	(8,204)
Net balance at end of the period	1,489,038	238,849	1,727,887	109,366	1,837,253
Plus: Reinsurance recoverable at end of the period	1,079,560	38,352	1,117,912	84,090	1,202,002
Gross balance at end of the period	$2,568,598	$277,201	$2,845,799	$193,456	$3,039,255

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2018
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557
Less: Reinsurance recoverable at beginning of the period	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)
Net balance at beginning of the period	1,203,056	239,813	1,442,869	90,945	1,533,814
Incurred losses and LAE related to:
Current year	1,596,337	276,987	1,873,324	124,914	1,998,238
Prior year	(13,318)	(24,623)	(37,941)	1,507	(36,434)
Total incurred	1,583,019	252,364	1,835,383	126,421	1,961,804
Paid losses and LAE related to:
Current year	(883,969)	(108,686)	(992,655)	(81,526)	(1,074,181)
Prior year	(622,468)	(114,045)	(736,513)	(34,079)	(770,592)
Total paid	(1,506,437)	(222,731)	(1,729,168)	(115,605)	(1,844,773)
Unrealized foreign exchange gain	—	(8,302)	(8,302)	—	(8,302)
Net balance at end of the period	1,279,638	261,144	1,540,782	101,761	1,642,543
Plus: Reinsurance recoverable at end of the period	1,120,630	17,778	1,138,408	74,184	1,212,592
Gross balance at end of the period	$2,400,268	$278,922	$2,679,190	$175,945	$2,855,135

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2019. Loss and LAE for the nine months ended September 30, 2019 included $18,650 of favorable development on prior accident year loss and LAE reserves. The $19,125 of unfavorable development in the property and casualty segment (including $666 of favorable development for the Reciprocal Exchanges) was driven by small business auto, while the $37,775 of favorable development in the accident and health segment was primarily driven by the domestic book of business.

2018. Loss and LAE for the nine months ended September 30, 2018 included $36,434 of favorable development on prior accident year loss and LAE reserves. The $11,811 of favorable development in the property and casualty segment (including $1,507 of unfavorable development for the Reciprocal Exchanges) was primarily driven by favorable development in the Company’s auto physical damage and homeowners products, while $24,623 of favorable development in the accident and health segment was primarily driven by favorable development in the Company’s domestic products.
8. Reinsurance

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

Reinsurance recoverable is as follows:

	September 30, 2019	December 31, 2018
Reinsurance recoverable on paid losses	$302,597	$326,596
Reinsurance recoverable on unpaid losses	1,202,002	1,285,142
Reinsurance recoverable	$1,504,599	$1,611,738

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	September 30, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$66,422	$1,202,002	$84,469	$1,285,142
Unearned premiums	19,415	643,218	21,015	665,674

The following is the effect of reinsurance on premiums and loss and LAE:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Premium:	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,417,792	$1,407,731	$1,330,259	$1,296,717	$4,200,571	$4,080,131	$4,055,044	$3,744,321
Assumed	17,365	19,029	25,412	29,078	58,272	59,872	74,206	89,627
Total Gross Premium	1,435,157	1,426,760	1,355,671	1,325,795	4,258,843	4,140,003	4,129,250	3,833,948
Ceded	(400,553)	(373,122)	(432,647)	(386,268)	(1,064,177)	(1,091,557)	(1,209,608)	(1,045,977)
Net Premium	$1,034,604	$1,053,638	$923,024	$939,527	$3,194,666	$3,048,446	$2,919,642	$2,787,971

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$7,024	$245,095	$7,479	$289,726	$23,670	$605,126	$16,487	$712,277

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Quota Share Agreements

In 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business. Effective January 1, 2019, the Company ceded 7.0% of net liability under new and renewal auto policies written. On July 1, 2019, the Company renewed its Auto Quota Share Agreement for a two-year term. Effective July 1, 2019, the Company cedes 10.0% of net liability under new and renewal auto policies with the ability to increase the cession to up to 30.0% and decrease the cession down to 5.0% under certain conditions. The Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 64.7% or less and a minimum of 30.0% if the loss ratio is 67.5% or higher.

In 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business. On July 1, 2019, the Company renewed its HO Quota Share Agreement for a one-year term. Effective July 1, 2019, the Company cedes 40.0% of net liability under homeowners policies and receives a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. The weighted average expected ceding commission for all in-force business and new and renewal homeowners business is 37.5% over the contract term.

Catastrophe Reinsurance

Effective May 1, 2019, the Company’s reinsurance property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses, provides a total of $650,000 in coverage with one reinstatement with a $70,000 retention for the first event and $50,000 for the second event. As of July 1, 2018, the casualty program provides $35,000 in coverage in excess of a $5,000 retention. Effective October 1, 2019, the Company renewed the casualty program, for which coverage and retention will remain in effect and unchanged. The Company pays a premium as consideration for ceding the risk.

Effective July 1, 2019, the Reciprocal Exchanges renewed their property catastrophe excess of loss program providing a total of $480,000 in coverage with a $20,000 retention, with one reinstatement.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Debt

The following table represents the Company’s debt:

	Interest Rate	Maturity	September 30, 2019	December 31, 2018
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II	LIBOR + 4.25%	2037	30,930	30,930
2016 Credit Agreement(1)	LIBOR + 2.00%	2020	—	160,000
2019 Credit Agreement(2)	LIBOR + 1.75%	2023	140,000	—
Finance lease liabilities	Various	Various	21,002	14,824
Other	3.5%	Various	10,975	15,522
Unamortized debt issuance costs and unamortized discount			(6,167)	(6,719)
Total carrying amount of debt			$687,978	$705,795
(1) The weighted average interest rate on the amount outstanding as of December 31, 2018 was 4.58%.
(2) The weighted average interest rate on the amount outstanding as of September 30, 2019 was 3.84%.

The following table presents the Company’s interest expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Interest Payment Frequency	2019	2018	2019	2018
6.75% Notes	Semiannually	$5,906	$5,906	$17,719	$17,719
7.625% Notes	Quarterly	1,906	1,906	5,719	5,719
Subordinated Debentures	Quarterly	1,118	1,144	3,470	3,227
2016 Credit Agreement	Quarterly	—	1,950	1,211	5,700
2019 Credit Agreement	Quarterly	1,674	—	4,020	—
Finance lease liabilities	Various	302	157	888	477
Other(1)	Various	1,992	1,520	5,795	5,933
Total interest expense		$12,898	$12,583	$38,822	$38,775
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

Credit Agreement

On February 25, 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio; and as of September 30, 2019, the rate was 0.225%). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to September 30, 2019 are as follows:

	2019 (remaining three months)	2020	2021	2022	2023	2024	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes	—	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	—	140,000	—	—	140,000
Finance lease liabilities	1,545	6,483	4,958	2,680	1,537	1,242	2,557	21,002
Other	1,633	6,399	2,943	—	—	—	—	10,975
Total principal amount of debt	$3,178	$12,882	$7,901	$2,680	$141,537	$351,242	$174,725	$694,145
Unamortized debt issuance costs and unamortized discount								(6,167)
Carrying amount of debt								$687,978

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

As of September 30, 2019, the Company was in compliance with the covenants contained in the Company’s debt agreements.

10. Leases

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Supplemental balance sheet information related to leases is as follow:

Leases	Classification	September 30, 2019
Assets:
Finance	Buildings and improvements	$9,486
Finance	Vehicle	7,616
Finance	Hardware, software and other equipment	4,814
Total finance		21,916
Operating	Operating lease assets	112,540
Total lease assets	Premises and equipment, net(1)	$134,456

Liabilities:
Finance	Debt	$21,002
Operating	Other liabilities	117,050
Total lease liabilities		$138,052
(1) As of September 30, 2019, accumulated depreciation and amortization for Buildings and improvements, Vehicle, Hardware, software and other equipment, and Operating lease assets was $1,840, $5,209, $8,134 and $18,969, respectively.

The components of lease cost are as follows:

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of leased assets	General and administrative expenses	$2,284	$5,907
Interest on lease liabilities	Interest expense	302	888
Finance lease cost		$2,586	$6,795

Operating lease cost	General and administrative expenses	$9,794	$27,538

Maturities of the Company’s lease liabilities for the years subsequent to September 30, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019 (remaining three months)	$8,082	$1,781	$9,863
2020	27,678	7,258	34,936
2021	23,906	5,473	29,379
2022	19,494	3,037	22,531
2023	16,526	1,794	18,320
2024	13,856	1,428	15,284
Thereafter	28,541	2,847	31,388
Total lease payments	$138,083	$23,618	$161,701
Less: Interest	(21,033)	(2,616)
Present value of lease liabilities	$117,050	$21,002

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Supplemental information related to term and discount rate are as follow:

Leases	Classification	September 30, 2019
Weighted-average remaining lease term:
Finance	Buildings and improvements	7.4 years
Finance	Vehicle	2.9 years
Finance	Hardware, software and other equipment	1.8 years
Operating	Operating lease assets	5.9 years
Weighted-average discount rate:
Finance	Buildings and improvements	5.8%
Finance	Vehicle	4.2%
Finance	Hardware, software and other equipment	4.0%
Operating	Operating lease assets	5.6%

Supplemental cash flow information related to leases is as follow:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$773
Financing cash flows from finance leases	5,281
Operating cash flows from operating leases	17,804
Leased assets obtained in exchange for new finance lease liabilities	10,950
Leased assets obtained in exchange for new operating lease liabilities	21,690

11. Commitments and Contingencies

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

The Company’s consolidated effective tax rate increased from 21.6% for the three months ended September 30, 2018 to 21.8% for the three months ended September 30, 2019. The Company’s consolidated effective tax rate increased from 20.4% for the nine months ended September 30, 2018 to 21.6% for the nine months ended September 30, 2019. The consolidated effective tax rate was impacted by the implementation of tax law changes under the Tax Cuts and Jobs Act in 2018.

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

13. Stockholders’ Equity

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Common Stock and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	July 29, 2019	$0.05
Common stock	May 6, 2019	$0.04
Common stock	February 25, 2019	$0.04

Preferred stock Series A	July 29, 2019	$0.46875
Preferred stock Series A	May 6, 2019	$0.46875
Preferred stock Series A	February 25, 2019	$0.46875

Preferred stock Series B	July 29, 2019	$18.75	$0.46875
Preferred stock Series B	May 6, 2019	$18.75	$0.46875
Preferred stock Series B	February 25, 2019	$18.75	$0.46875

Preferred stock Series C	July 29, 2019	$18.75	$0.46875
Preferred stock Series C	May 6, 2019	$18.75	$0.46875
Preferred stock Series C	February 25, 2019	$18.75	$0.46875

Preferred stock Series D	May 6, 2019	$8,750.00

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	August 6, 2018	$0.04
Common stock	May 7, 2018	$0.04
Common stock	February 26, 2018	$0.04

Preferred stock Series A	August 6, 2018	$0.46875
Preferred stock Series A	May 7, 2018	$0.46875
Preferred stock Series A	February 26, 2018	$0.46875

Preferred stock Series B	August 6, 2018	$18.75	$0.46875
Preferred stock Series B	May 7, 2018	$18.75	$0.46875
Preferred stock Series B	February 26, 2018	$18.75	$0.46875

Preferred stock Series C	August 6, 2018	$18.75	$0.46875
Preferred stock Series C	May 7, 2018	$18.75	$0.46875
Preferred stock Series C	February 26, 2018	$18.75	$0.46875

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Stock-Based Compensation

Effective May 6, 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance share units, performance units, cash-based awards or other stock-based awards. The number of shares of common stock for which awards may be issued may not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan serves as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continue to be outstanding and subject to their terms and conditions. As of September 30, 2019, 2.5 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

Stock Options

A summary of the stock option awards is shown below:

	Shares Subject to Options Outstanding
Nine Months Ended September 30, 2019	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	3,184,352	$9.53
Exercised	(114,848)	3.80
Outstanding and exercisable at end of period	3,069,504	$9.74	3.4	$40,755
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $23.02, as reported on the Nasdaq Global Market on September 30, 2019.

No options were granted, forfeited or expired during the nine months ended September 30, 2019. The total intrinsic value of the options exercised for the three months ended September 30, 2019 and 2018 was $1,035 and $322, respectively. The total intrinsic value of the options exercised for the nine months ended September 30, 2019 and 2018 was $2,310 and $3,953, respectively. The total fair value of stock options vested for the three months ended September 30, 2019 and 2018 was $76 and $19, respectively. The total fair value of stock options vested for the nine months ended September 30, 2019 and 2018 was $175 and $652, respectively.

Restricted Stock Units

A summary of the RSUs is shown below:

	RSUs
Nine Months Ended September 30, 2019	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of period	938,795	$22.28
Granted	510,241	25.58
Vested	(403,436)	22.14
Forfeited	(17,104)	23.19
Non-vested at end of period	1,028,496	$23.96

The weighted-average grant date fair value of RSUs granted for the nine months ended September 30, 2019 and 2018 was $25.58 and $21.36, respectively. The total fair value of the RSUs vested for the three months ended September 30, 2019 and 2018 was $1,513 and $1,348, respectively. The total fair value of the RSUs vested for the nine months ended September 30, 2019 and 2018 was $8,932 and $6,869, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $2,785 and $2,283 for the three months ended September 30, 2019 and 2018, respectively, and $8,277 and $6,793 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had approximately $18,455 of unrecognized stock-based compensation expense, all of which was related to RSUs. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years based on vesting under the award service conditions.

15. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to NGHC	$71,154	$68,382	$240,788	$181,138
Preferred stock dividends - nonconvertible	(7,875)	(7,875)	(23,625)	(23,625)
Preferred stock dividends - convertible	—	—	(1,050)	—
Numerator for basic EPS	63,279	60,507	216,113	157,513
Effect of dilutive securities:
Preferred stock dividends - convertible	—	—	1,050	—
Numerator for diluted EPS - after assumed conversions	$63,279	$60,507	$217,163	$157,513

Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,263,367	107,101,837	113,153,121	106,944,461
Effect of dilutive securities:
Employee stock options	1,823,012	2,108,233	1,881,295	2,067,054
RSUs	262,637	353,322	263,635	304,265
Convertible preferred stock	789,473	—	789,473	—
Dilutive potential common shares	2,875,122	2,461,555	2,934,403	2,371,319
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,138,489	109,563,392	116,087,524	109,315,780

Basic EPS	$0.56	$0.56	$1.91	$1.47
Diluted EPS	$0.54	$0.55	$1.87	$1.44

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

The Agreement also terminated the existing master services agreement between the Company and AmTrust. AmTrust continued to provide management of the premium receipts from its lockbox facilities during a transition period pursuant to the Agreement under the same terms as those provided under the master services agreement. The Company recorded expenses related to this agreement of $63 and $729 for the three months ended September 30, 2019 and 2018, respectively, and $511 and $9,819 for the nine months ended September 30, 2019 and 2018, respectively.

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”). In August 2013, the Company terminated the NGHC Quota Share agreement on a run-off basis. The net reinsurance recoverable is $4,496 and $7,425 at September 30, 2019 and December 31, 2018, respectively. The net recovery under the agreement was $216 and $1,090 for the three months ended September 30, 2019 and 2018, respectively, and $624 and $1,524 for the nine months ended September 30, 2019 and 2018, respectively.

ACP Re and Maiden held assets in trust for the benefit of the Company in the amount of $2,486 and $7,385, respectively, as of September 30, 2019 and $3,796 and $8,644, respectively, as of December 31, 2018.

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

As of September 30, 2019 and December 31, 2018 the Company had a receivable principal amount related to the ACP Re Credit Agreement of $129,229 and $127,692, respectively. The Company recorded interest income of $1,195 and $1,181 for the three months ended September 30, 2019 and 2018, respectively, and $3,571 and $3,529 for the nine months ended September 30, 2019 and 2018, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at September 30, 2019 and December 31, 2018 based on the collateral levels maintained.

Other Related Party Transactions

Operating Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $207 and $207 in rent for the three months ended September 30, 2019 and 2018, respectively, and $622 and $622 in rent for the nine months ended September 30, 2019 and 2018, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $78 and $76 in rent for the three months ended September 30, 2019 and 2018, respectively, and $231 and $226 in rent for the nine months ended September 30, 2019 and 2018, respectively.

Use of the Company Aircraft

The Company and Barry Karfunkel, Chief Executive Officer of the Company, are parties to a time sharing agreement for the use of the Company’s plane. Mr. Karfunkel reimbursed the Company $0 and $25 for the three months ended September 30, 2019 and 2018, and reimbursed the Company $15 and $65 for the nine months ended September 30, 2019 and 2018, respectively, for his personal use of the company-owned aircraft.

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

The following tables summarize the results of operations of the operating segments:

	Three Months Ended September 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,272,602	$162,555	$—	$1,435,157
Ceded premiums	(385,347)	(15,206)	—	(400,553)
Net premium written	887,255	147,349	—	1,034,604
Change in unearned premium	(2,520)	21,554	—	19,034
Net earned premium	884,735	168,903	—	1,053,638
Ceding commission income	55,326	2,261	—	57,587
Service and fee income	97,890	63,736	—	161,626
Total underwriting revenues	1,037,951	234,900	—	1,272,851
Underwriting expenses:
Loss and loss adjustment expense	674,722	70,612	—	745,334
Acquisition costs and other underwriting expenses	161,876	47,214	—	209,090
General and administrative expenses	195,567	68,297	—	263,864
Total underwriting expenses	1,032,165	186,123	—	1,218,288
Underwriting income	5,786	48,777	—	54,563
Net investment income	—	—	33,740	33,740
Net loss on investments	—	—	(565)	(565)
Other income	—	—	2,146	2,146
Interest expense	—	—	(12,898)	(12,898)
Provision for income taxes	—	—	(16,747)	(16,747)
Net (income) loss attributable to noncontrolling interest	—	—	10,915	10,915
Net income attributable to NGHC	$5,786	$48,777	$16,591	$71,154

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,211,723	$143,948	$—	$1,355,671
Ceded premiums	(412,275)	(20,372)	—	(432,647)
Net premium written	799,448	123,576	—	923,024
Change in unearned premium	(15,267)	31,770	—	16,503
Net earned premium	784,181	155,346	—	939,527
Ceding commission income	58,831	269	—	59,100
Service and fee income	96,232	46,458	—	142,690
Total underwriting revenues	939,244	202,073	—	1,141,317
Underwriting expenses:
Loss and loss adjustment expense	584,658	72,652	—	657,310
Acquisition costs and other underwriting expenses	146,696	44,774	—	191,470
General and administrative expenses	185,208	50,525	—	235,733
Total underwriting expenses	916,562	167,951	—	1,084,513
Underwriting income	22,682	34,122	—	56,804
Net investment income	—	—	30,696	30,696
Net loss on investments	—	—	(3,170)	(3,170)
Interest expense	—	—	(12,583)	(12,583)
Provision for income taxes	—	—	(15,518)	(15,518)
Net (income) loss attributable to noncontrolling interest	—	—	12,153	12,153
Net income attributable to NGHC	$22,682	$34,122	$11,578	$68,382

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$3,666,072	$592,771	$—	$4,258,843
Ceded premiums	(971,643)	(92,534)	—	(1,064,177)
Net premium written	2,694,429	500,237	—	3,194,666
Change in unearned premium	(142,515)	(3,705)	—	(146,220)
Net earned premium	2,551,914	496,532	—	3,048,446
Ceding commission income	178,533	8,780	—	187,313
Service and fee income	298,356	177,685	—	476,041
Total underwriting revenues	3,028,803	682,997	—	3,711,800
Underwriting expenses:
Loss and loss adjustment expense	1,870,993	241,685	—	2,112,678
Acquisition costs and other underwriting expenses	462,071	153,063	—	615,134
General and administrative expenses	571,498	188,227	—	759,725
Total underwriting expenses	2,904,562	582,975	—	3,487,537
Underwriting income	124,241	100,022	—	224,263
Net investment income	—	—	102,316	102,316
Net loss on investments	—	—	(5,773)	(5,773)
Other income	—	—	2,146	2,146
Interest expense	—	—	(38,822)	(38,822)
Provision for income taxes	—	—	(61,494)	(61,494)
Net (income) loss attributable to noncontrolling interest	—	—	18,152	18,152
Net income attributable to NGHC	$124,241	$100,022	$16,525	$240,788

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$3,594,690	$534,560	$—	$4,129,250
Ceded premiums	(1,161,235)	(48,373)	—	(1,209,608)
Net premium written	2,433,455	486,187	—	2,919,642
Change in unearned premium	(110,875)	(20,796)	—	(131,671)
Net earned premium	2,322,580	465,391	—	2,787,971
Ceding commission income	158,187	789	—	158,976
Service and fee income	280,727	134,586	—	415,313
Total underwriting revenues	2,761,494	600,766	—	3,362,260
Underwriting expenses:
Loss and loss adjustment expense	1,709,440	252,364	—	1,961,804
Acquisition costs and other underwriting expenses	405,541	136,499	—	542,040
General and administrative expenses	542,902	148,265	—	691,167
Total underwriting expenses	2,657,883	537,128	—	3,195,011
Underwriting income	103,611	63,638	—	167,249
Net investment income	—	—	81,702	81,702
Net loss on investments	—	—	(22,756)	(22,756)
Interest expense	—	—	(38,775)	(38,775)
Provision for income taxes	—	—	(38,261)	(38,261)
Net (income) loss attributable to noncontrolling interest	—	—	31,979	31,979
Net income attributable to NGHC	$103,611	$63,638	$13,889	$181,138

The following tables summarize the financial position of the operating segments:

	September 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,365,806	$165,595	$9,725	$1,541,126
Deferred acquisition costs	239,017	28,642	—	267,659
Reinsurance recoverable	1,458,290	46,309	—	1,504,599
Prepaid reinsurance premiums	631,486	11,732	—	643,218
Intangible assets, net and Goodwill	450,437	123,373	—	573,810
Prepaid and other assets	25,417	15,279	4,511	45,207
Corporate and other assets	—	—	5,498,377	5,498,377
Total assets	$4,170,453	$390,930	$5,512,613	$10,073,996

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,245,530	$153,896	$386	$1,399,812
Deferred acquisition costs	226,188	25,220	—	251,408
Reinsurance recoverable	1,585,008	26,730	—	1,611,738
Prepaid reinsurance premiums	665,660	14	—	665,674
Intangible assets, net and Goodwill	443,163	116,957	—	560,120
Prepaid and other assets	20,941	22,472	111,545	154,958
Corporate and other assets	—	—	4,795,570	4,795,570
Total assets	$4,186,490	$345,289	$4,907,501	$9,439,280

The following tables show an analysis of the premiums by geographical location:

	Three Months Ended September 30,
	2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$1,313,309	$118,267	$1,431,576	$1,230,492	$121,351	$1,351,843
Gross premium written - Europe	3,581	—	3,581	3,828	—	3,828
Total	$1,316,890	$118,267	$1,435,157	$1,234,320	$121,351	$1,355,671

Net premium written - North America	$964,536	$67,285	$1,031,821	$921,456	$14,814	$936,270
Net premium written - Europe	2,783	—	2,783	(13,246)	—	(13,246)
Total	$967,319	$67,285	$1,034,604	$908,210	$14,814	$923,024

Net earned premium - North America	$972,598	$57,117	$1,029,715	$878,367	$43,151	$921,518
Net earned premium - Europe	23,923	—	23,923	18,009	—	18,009
Total	$996,521	$57,117	$1,053,638	$896,376	$43,151	$939,527

	Nine Months Ended September 30,
	2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$3,787,030	$344,982	$4,132,012	$3,666,594	$337,021	$4,003,615
Gross premium written - Europe	126,831	—	126,831	125,635	—	125,635
Total	$3,913,861	$344,982	$4,258,843	$3,792,229	$337,021	$4,129,250

Net premium written - North America	$2,945,220	$172,460	$3,117,680	$2,678,841	$132,240	$2,811,081
Net premium written - Europe	76,986	—	76,986	108,561	—	108,561
Total	$3,022,206	$172,460	$3,194,666	$2,787,402	$132,240	$2,919,642

Net earned premium - North America	$2,825,552	$149,405	$2,974,957	$2,559,409	$141,009	$2,700,418
Net earned premium - Europe	73,489	—	73,489	87,553	—	87,553
Total	$2,899,041	$149,405	$3,048,446	$2,646,962	$141,009	$2,787,971

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables summarize service and fee income by source within each operating segment:

	Three Months Ended September 30,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$21,333	$16,353	$37,686	$25,404	$17,874	$43,278
Finance and processing fees	33,637	800	34,437	29,804	935	30,739
Installment fees	23,464	—	23,464	23,841	—	23,841
Group health administrative fees	—	25,808	25,808	—	18,364	18,364
Late payment fees	9,251	72	9,323	8,164	19	8,183
Other service and fee income	10,205	20,703	30,908	9,019	9,266	18,285
Total	$97,890	$63,736	$161,626	$96,232	$46,458	$142,690
NGHC	$96,305	$63,736	$160,041	$94,657	$46,458	$141,115
Reciprocal Exchanges	1,585	—	1,585	1,575	—	1,575
Total	$97,890	$63,736	$161,626	$96,232	$46,458	$142,690

	Nine Months Ended September 30,
	2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$68,193	$57,097	$125,290	$68,547	$51,190	$119,737
Finance and processing fees	98,218	3,710	101,928	91,676	3,223	94,899
Installment fees	72,782	—	72,782	68,928	—	68,928
Group health administrative fees	—	73,861	73,861	—	57,461	57,461
Late payment fees	26,061	249	26,310	24,360	69	24,429
Other service and fee income	33,102	42,768	75,870	27,216	22,643	49,859
Total	$298,356	$177,685	$476,041	$280,727	$134,586	$415,313
NGHC	$293,885	$177,685	$471,570	$276,261	$134,586	$410,847
Reciprocal Exchanges	4,471	—	4,471	4,466	—	4,466
Total	$298,356	$177,685	$476,041	$280,727	$134,586	$415,313

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following tables show an analysis of premiums and fee income by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Premium Written	2019	2018	2019	2018
Property and Casualty
Personal Auto	$705,709	$661,126	$2,083,702	$2,017,996
Homeowners	201,977	192,349	544,056	523,308
RV/Packaged	55,631	54,964	168,796	164,427
Small Business Auto	76,987	75,218	246,694	246,448
Lender-placed Insurance	97,468	94,462	232,265	259,995
Other	16,563	12,253	45,577	45,495
Total Property and Casualty	1,154,335	1,090,372	3,321,090	3,257,669
Accident and Health
Group	73,223	61,743	213,197	177,036
Individual	85,728	78,378	252,719	231,890
International	3,604	3,827	126,855	125,634
Total Accident and Health	162,555	143,948	592,771	534,560
Total NGHC	$1,316,890	$1,234,320	$3,913,861	$3,792,229
Reciprocal Exchanges
Personal Auto	$39,166	$40,240	$120,012	$116,602
Homeowners	78,079	80,070	222,019	217,486
Other	1,022	1,041	2,951	2,933
Total Reciprocal Exchanges	$118,267	$121,351	$344,982	$337,021
Total Gross Premium Written	$1,435,157	$1,355,671	$4,258,843	$4,129,250

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Premium Written	2019	2018	2019	2018
Property and Casualty
Personal Auto	$560,032	$502,964	$1,730,904	$1,542,685
Homeowners	82,601	112,390	276,250	255,290
RV/Packaged	52,283	54,627	162,047	162,934
Small Business Auto	56,615	53,155	196,221	181,314
Lender-placed Insurance	61,579	56,529	140,863	134,630
Other	6,860	4,969	15,684	24,362
Total Property and Casualty	819,970	784,634	2,521,969	2,301,215
Accident and Health
Group	59,001	51,296	170,911	145,760
Individual	85,541	78,372	252,316	231,884
International	2,807	(6,092)	77,010	108,543
Total Accident and Health	147,349	123,576	500,237	486,187
Total NGHC	$967,319	$908,210	$3,022,206	$2,787,402
Reciprocal Exchanges
Personal Auto	$67,154	$12,845	$101,460	$40,860
Homeowners	(2,047)	2,002	68,180	90,826
Other	2,178	(33)	2,820	554
Total Reciprocal Exchanges	$67,285	$14,814	$172,460	$132,240
Total Net Premium Written	$1,034,604	$923,024	$3,194,666	$2,919,642

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premium	2019	2018	2019	2018
Property and Casualty
Personal Auto	$568,346	$496,139	$1,621,734	$1,436,793
Homeowners	86,525	80,308	272,591	242,161
RV/Packaged	51,023	51,229	150,739	145,911
Small Business Auto	62,265	59,636	189,957	178,302
Lender-placed Insurance	56,599	48,466	158,595	162,629
Other	2,860	5,252	8,893	15,775
Total Property and Casualty	827,618	741,030	2,402,509	2,181,571
Accident and Health
Group	59,009	51,310	170,921	145,788
Individual	85,971	78,874	252,122	232,069
International	23,923	25,162	73,489	87,534
Total Accident and Health	168,903	155,346	496,532	465,391
NGHC Total	$996,521	$896,376	$2,899,041	$2,646,962
Reciprocal Exchanges
Personal Auto	$33,953	$13,353	$65,907	$38,812
Homeowners	22,759	29,698	82,475	101,578
Other	405	100	1,023	619
Total Reciprocal Exchanges	57,117	43,151	149,405	141,009
Total Net Earned Premium	$1,053,638	$939,527	$3,048,446	$2,787,971

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2019	2018	2019	2018
Property and Casualty
Service and Fee Income	$96,305	$94,657	$293,885	$276,261
Ceding Commission Income	40,260	44,244	128,087	118,664
Total Property and Casualty	136,565	138,901	421,972	394,925
Accident and Health
Service and Fee Income
Group	34,848	25,198	98,084	74,768
Individual	2,128	4,512	5,506	7,973
Third Party Fee	26,760	16,748	74,095	51,845
Total Service and Fee Income	63,736	46,458	177,685	134,586
Ceding Commission Income	2,261	269	8,780	789
Total Accident and Health	65,997	46,727	186,465	135,375
NGHC Total	$202,562	$185,628	$608,437	$530,300
Reciprocal Exchanges
Service and Fee Income	$1,585	$1,575	$4,471	$4,466
Ceding Commission Income	15,066	14,587	50,446	39,523
Total Reciprocal Exchanges	$16,651	$16,162	$54,917	$43,989
Total Fee Income	$219,213	$201,790	$663,354	$574,289

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

We manage our business through two segments: P&C and A&H. We transact business primarily through our twenty-two regulated domestic insurance subsidiaries:

Property and Casualty:
Agent Alliance Insurance Company
Century-National Insurance Company
Direct General Insurance Company
Direct General Insurance Company of Mississippi
Direct Insurance Company
Direct National Insurance Company
Imperial Fire and Casualty Insurance Company
Integon Casualty Insurance Company
Integon General Insurance Corporation
Integon Indemnity Corporation
Integon National Insurance Company
Integon Preferred Insurance Company
MIC General Insurance Corporation
National Farmers Union Property and Casualty Company
National General Assurance Company
National General Insurance Company
National General Insurance Online, Inc.
National General Premier Insurance Company
New South Insurance Company
Standard Property and Casualty Insurance Company

Accident and Health:
Direct General Life Insurance Company
National Health Insurance Company

Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). On September 5, 2019, A.M. Best affirmed our A- rating including our subsidiary National Farmers Union Property and Casualty Company, which we acquired on August 1, 2019. We currently conduct a limited amount of business outside the United States, primarily in Bermuda and Sweden.

On August 30, 2019, we entered into a share purchase agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, we agreed to sell our Euro Accident Health and Care Insurance Sweden operation, to an investor group arranged by Impilo AB, a Swedish investment company focused on Nordic healthcare investments. The estimated sale price for this transaction is $138.0 million. Since this transaction is based on Swedish Krona (SEK) and will reflect certain closing adjustments, the final price will vary accordingly. The transaction is expected to close in late 2019 or early 2020, subject to customary closing conditions and regulatory approvals.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2019, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $102.3 million and $81.7 million for the nine months ended September 30, 2019 and 2018, respectively. We held 4.5% and 5.2% in cash, cash equivalents and restricted cash of our total invested assets as of September 30, 2019 and December 31, 2018, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of September 30, 2019 and December 31, 2018, our reserves, net of reinsurance recoverable on unpaid losses, were $1.8 billion and $1.7 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

For more information related to recent accounting pronouncements that we adopted during the nine months ended September 30, 2019, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	Three Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,316,890	$118,267	$—	$1,435,157	$1,234,320	$121,351	$—	$1,355,671
Ceded premiums	(349,571)	(50,982)	—	(400,553)	(326,110)	(106,537)	—	(432,647)
Net premium written	$967,319	$67,285	$—	$1,034,604	$908,210	$14,814	$—	$923,024
Change in unearned premium	29,202	(10,168)	—	19,034	(11,834)	28,337	—	16,503
Net earned premium	$996,521	$57,117	$—	$1,053,638	$896,376	$43,151	$—	$939,527
Ceding commission income	42,521	15,066	—	57,587	44,513	14,587	—	59,100
Service and fee income	179,293	1,585	(19,252)	161,626	160,425	1,575	(19,310)	142,690
Total underwriting revenues	$1,218,335	$73,768	$(19,252)	$1,272,851	$1,101,314	$59,313	$(19,310)	$1,141,317
Underwriting expenses:
Loss and loss adjustment expense	698,064	47,270	—	745,334	617,098	40,212	—	657,310
Acquisition costs and other underwriting expenses	193,521	15,569	—	209,090	180,180	11,290	—	191,470
General and administrative expenses	258,583	24,533	(19,252)	263,864	234,626	20,417	(19,310)	235,733
Total underwriting expenses	$1,150,168	$87,372	$(19,252)	$1,218,288	$1,031,904	$71,919	$(19,310)	$1,084,513
Underwriting income (loss)	$68,167	$(13,604)	$—	$54,563	$69,410	$(12,606)	$—	$56,804
Net investment income	33,451	2,160	(1,871)	33,740	30,984	2,344	(2,632)	30,696
Net loss on investments	(428)	(137)	—	(565)	(3,003)	(167)	—	(3,170)
Other income	2,146	—	—	2,146	—	—	—	—
Interest expense	(12,898)	(1,871)	1,871	(12,898)	(12,583)	(2,632)	2,632	(12,583)
Income (loss) before provision (benefit) for income taxes	$90,438	$(13,452)	$—	$76,986	$84,808	$(13,061)	$—	$71,747
Provision (benefit) for income taxes	19,284	(2,537)	—	16,747	16,426	(908)	—	15,518
Net income (loss)	$71,154	$(10,915)	$—	$60,239	$68,382	$(12,153)	$—	$56,229
Net (income) loss attributable to noncontrolling interest	—	10,915	—	10,915	—	12,153	—	12,153
Net income attributable to NGHC	$71,154	$—	$—	$71,154	$68,382	$—	$—	$68,382
Dividends on preferred stock	(7,875)	—	—	(7,875)	(7,875)	—	—	(7,875)
Net income attributable to NGHC common stockholders	$63,279	$—	$—	$63,279	$60,507	$—	$—	$60,507

	Three Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	70.1%	82.8%	—%	70.7%	68.8%	93.2%	—%	70.0%
Net operating expense ratio (non-GAAP)	23.1%	41.1%	—%	24.1%	23.4%	36.0%	—%	24.0%
Net combined ratio (non-GAAP)	93.2%	123.9%	—%	94.8%	92.2%	129.2%	—%	94.0%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	70.1%	82.8%	—%	70.7%	68.8%	93.2%	—%	70.0%
Net operating expense ratio before amortization and impairment (non-GAAP)	22.4%	41.0%	—%	23.4%	22.5%	36.1%	—%	23.1%
Net combined ratio before amortization and impairment (non-GAAP)	92.5%	123.8%	—%	94.1%	91.3%	129.3%	—%	93.1%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,163,066	$89,243	$(21,123)	$1,231,186	$1,044,487	$74,551	$(21,942)	$1,097,096
Less: Loss and loss adjustment expense	698,064	47,270	—	745,334	617,098	40,212	—	657,310
Less: Interest expense	12,898	1,871	(1,871)	12,898	12,583	2,632	(2,632)	12,583
Less: Ceding commission income	42,521	15,066	—	57,587	44,513	14,587	—	59,100
Less: Service and fee income	179,293	1,585	(19,252)	161,626	160,425	1,575	(19,310)	142,690
Net operating expense	$230,290	$23,451	$—	$253,741	$209,868	$15,545	$—	$225,413
Net earned premium	$996,521	$57,117	$—	$1,053,638	$896,376	$43,151	$—	$939,527
Net operating expense ratio (non-GAAP)	23.1%	41.1%	—%	24.1%	23.4%	36.0%	—%	24.0%

Net operating expense	$230,290	$23,451	$—	$253,741	$209,868	$15,545	$—	$225,413
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	6,788	18	—	6,806	8,260	(14)	—	8,246
Net operating expense before amortization and impairment	$223,502	$23,433	$—	$246,935	$201,608	$15,559	$—	$217,167
Net earned premium	$996,521	$57,117	$—	$1,053,638	$896,376	$43,151	$—	$939,527
Net operating expense ratio before amortization and impairment (non-GAAP)	22.4%	41.0%	—%	23.4%	22.5%	36.1%	—%	23.1%

Consolidated Results of Operations for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Nine Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$3,913,861	$344,982	$—	$4,258,843	$3,793,830	$337,021	$(1,601)	$4,129,250
Ceded premiums	(891,655)	(172,522)	—	(1,064,177)	(1,006,428)	(204,781)	1,601	(1,209,608)
Net premium written	$3,022,206	$172,460	$—	$3,194,666	$2,787,402	$132,240	$—	$2,919,642
Change in unearned premium	(123,165)	(23,055)	—	(146,220)	(140,440)	8,769	—	(131,671)
Net earned premium	$2,899,041	$149,405	$—	$3,048,446	$2,646,962	$141,009	$—	$2,787,971
Ceding commission income	136,867	50,446	—	187,313	119,453	39,523	—	158,976
Service and fee income	525,730	4,471	(54,160)	476,041	463,293	4,466	(52,446)	415,313
Total underwriting revenues	$3,561,638	$204,322	$(54,160)	$3,711,800	$3,229,708	$184,998	$(52,446)	$3,362,260
Underwriting expenses:
Loss and loss adjustment expense	1,988,094	124,584	—	2,112,678	1,835,383	126,421	—	1,961,804
Acquisition costs and other underwriting expenses	582,805	32,329	—	615,134	509,088	32,952	—	542,040
General and administrative expenses	746,243	67,642	(54,160)	759,725	681,581	62,032	(52,446)	691,167
Total underwriting expenses	$3,317,142	$224,555	$(54,160)	$3,487,537	$3,026,052	$221,405	$(52,446)	$3,195,011
Underwriting income (loss)	$244,496	$(20,233)	$—	$224,263	$203,656	$(36,407)	$—	$167,249
Net investment income	103,683	6,454	(7,821)	102,316	82,186	6,693	(7,177)	81,702
Net loss on investments	(4,936)	(837)	—	(5,773)	(21,490)	(1,266)	—	(22,756)
Other income	2,146	—	—	2,146	—	—	—	—
Interest expense	(38,822)	(7,821)	7,821	(38,822)	(38,775)	(7,177)	7,177	(38,775)
Income (loss) before provision (benefit) for income taxes	$306,567	$(22,437)	$—	$284,130	$225,577	$(38,157)	$—	$187,420
Provision (benefit) for income taxes	65,779	(4,285)	—	61,494	44,439	(6,178)	—	38,261
Net income (loss)	$240,788	$(18,152)	$—	$222,636	$181,138	$(31,979)	$—	$149,159
Net (income) loss attributable to noncontrolling interest	—	18,152	—	18,152	—	31,979	—	31,979
Net income attributable to NGHC	$240,788	$—	$—	$240,788	$181,138	$—	$—	$181,138
Dividends on preferred stock	(24,675)	—	—	(24,675)	(23,625)	—	—	(23,625)
Net income attributable to NGHC common stockholders	$216,113	$—	$—	$216,113	$157,513	$—	$—	$157,513

	Nine Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	68.6%	83.4%	—%	69.3%	69.3%	89.7%	—%	70.4%
Net operating expense ratio (non-GAAP)	23.0%	30.2%	—%	23.3%	23.0%	36.2%	—%	23.6%
Net combined ratio (non-GAAP)	91.6%	113.6%	—%	92.6%	92.3%	125.9%	—%	94.0%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	68.6%	83.4%	—%	69.3%	69.3%	89.7%	—%	70.4%
Net operating expense ratio before amortization and impairment (non-GAAP)	22.3%	30.1%	—%	22.6%	22.1%	36.2%	—%	22.8%
Net combined ratio before amortization and impairment (non-GAAP)	90.9%	113.5%	—%	91.9%	91.4%	125.9%	—%	93.2%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$3,355,964	$232,376	$(61,981)	$3,526,359	$3,064,827	$228,582	$(59,623)	$3,233,786
Less: Loss and loss adjustment expense	1,988,094	124,584	—	2,112,678	1,835,383	126,421	—	1,961,804
Less: Interest expense	38,822	7,821	(7,821)	38,822	38,775	7,177	(7,177)	38,775
Less: Ceding commission income	136,867	50,446	—	187,313	119,453	39,523	—	158,976
Less: Service and fee income	525,730	4,471	(54,160)	476,041	463,293	4,466	(52,446)	415,313
Net operating expense	$666,451	$45,054	$—	$711,505	$607,923	$50,995	$—	$658,918
Net earned premium	$2,899,041	$149,405	$—	$3,048,446	$2,646,962	$141,009	$—	$2,787,971
Net operating expense ratio (non-GAAP)	23.0%	30.2%	—%	23.3%	23.0%	36.2%	—%	23.6%

Net operating expense	$666,451	$45,054	$—	$711,505	$607,923	$50,995	$—	$658,918
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	21,093	41	—	21,134	23,397	(67)	—	23,330
Net operating expense before amortization and impairment	$645,358	$45,013	$—	$690,371	$584,526	$51,062	$—	$635,588
Net earned premium	$2,899,041	$149,405	$—	$3,048,446	$2,646,962	$141,009	$—	$2,787,971
Net operating expense ratio before amortization and impairment (non-GAAP)	22.3%	30.1%	—%	22.6%	22.1%	36.2%	—%	22.8%

On August 1, 2019, we closed the acquisition of all of the issued and outstanding shares of capital stock of National Farmers Union Property and Casualty Company (“Farmers Union Insurance”) from a subsidiary of QBE Insurance Group. The purchase price for the transaction was $52.8 million, subject to customary post-closing adjustments. The net assets acquired exceeded the amount paid by the Company and, as a result, we recorded a bargain purchase gain of $2.1 million.

Effective July 1, 2019, we renewed our auto and homeowners quota share agreements with third party reinsurers (collectively, the “Quota Shares”). Pursuant to the auto quota share agreement, we cede 10.0% of net liability under new and renewal auto policies with the ability to increase the cession to up to 30.0% and decrease the cession down to 5.0% under certain conditions for a two-year term. Pursuant to our homeowners quota share agreement, we cede 40.0% of net liability under homeowners policies and receive a 36.0% ceding commission on new and renewal business and a portion of the in-force business. The weighted average expected ceding commission for all in-force business and new and renewal homeowners business is 37.5% during the contract term for a one-year term.

As a result of these transactions, comparisons between the three and nine months ended September 30, 2019 and 2018 results will be less meaningful. These transactions impacted our P&C segment only.

Consolidated Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $79.5 million, or 5.9%, from $1,355.7 million for the three months ended September 30, 2018 to $1,435.2 million for the three months ended September 30, 2019, due to an increase of $60.9 million from the P&C segment, attributable to our personal auto and homeowners product lines and the acquisition of Farmers Union Insurance, which closed August 1, 2019; and an increase of $18.6 million from the A&H segment primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $111.6 million, or 12.1%, from $923.0 million for the three months ended September 30, 2018 to $1,034.6 million for the three months ended September 30, 2019. Net premium written for the P&C segment increased by $87.8 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily as a result of lower premium ceded to the Auto Quota Share upon commencement of the reduced cession in 2019 and the acquisition of Farmers Union Insurance offset by additional premium ceded to the Homeowners Quota Share. Net premium written for the A&H segment increased by $23.8 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to growth in our domestic business.

Net earned premium. Net earned premium increased by $114.1 million, or 12.1%, from $939.5 million for the three months ended September 30, 2018 to $1,053.6 million for the three months ended September 30, 2019. The change by segment was: P&C increased by $100.6 million and A&H increased by $13.6 million. The increase in the P&C segment was primarily attributable to the acquisition of Farmers Union Insurance and our increased auto premium retention in 2019. The increase in the A&H segment was primarily due to growth in our domestic business.

Ceding commission income. Ceding commission income for the three months ended September 30, 2019 and 2018 was $57.6 million and $59.1 million, respectively.

Service and fee income. Service and fee income increased by $18.9 million, or 13.3%, from $142.7 million for the three months ended September 30, 2018 to $161.6 million for the three months ended September 30, 2019. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$37,686	$43,278	$(5,592)	(12.9)%
Finance and processing fees	34,437	30,739	3,698	12.0%
Group health administrative fees	25,808	18,364	7,444	40.5%
Installment fees	23,464	23,841	(377)	(1.6)%
Late payment fees	9,323	8,183	1,140	13.9%
Other service and fee income	30,908	18,285	12,623	69.0%
Total	$161,626	$142,690	$18,936	13.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $88.0 million, from $657.3 million for the three months ended September 30, 2018 to $745.3 million for the three months ended September 30, 2019, primarily attributable to the acquisition of Farmers Union Insurance and increased retention of auto premium. The changes by segment were: P&C increased by $90.1 million and A&H decreased by $2.0 million.

Loss and LAE for the three months ended September 30, 2019 included $5.9 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $12.9 million of unfavorable development in the P&C segment (including $2.0 million of favorable development for the Reciprocal Exchanges) primarily driven by small business auto, and $18.8 million of favorable development in the A&H segment primarily driven by the domestic book of business. Loss and LAE for the three months ended September 30, 2018 included $2.4 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $10.8 million of unfavorable development in the P&C segment (including $3.6 million of unfavorable development for the Reciprocal Exchanges) primarily driven by unfavorable development in our auto liability product, and $13.2 million of favorable development in the A&H segment.

Our consolidated net loss ratio increased from 70.0% for the three months ended September 30, 2018 to 70.7% for the three months ended September 30, 2019. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $17.6 million, from $191.5 million for the three months ended September 30, 2018 to $209.1 million for the three months ended September 30, 2019, primarily due to an increase of $15.2 million in the P&C segment.

General and administrative expenses. General and administrative expenses increased by $28.1 million, or 11.9%, from $235.7 million for the three months ended September 30, 2018 to $263.9 million for the three months ended September 30, 2019, primarily due to an increase of $17.8 million in the A&H segment as a result of growth in our domestic business.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $28.3 million, from $225.4 million for the three months ended September 30, 2018 to $253.7 million for the three months ended September 30, 2019, primarily due to an increase of $27.4 million in the P&C segment.

The consolidated net operating expense ratio increased from 24.0% for the three months ended September 30, 2018 to 24.1% for the three months ended September 30, 2019. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.1% and 23.4% for the three months ended September 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net operating expense ratio was 41.1% and 36.0% for the three months ended September 30, 2019 and 2018, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $3.0 million, or 9.9%, from $30.7 million for the three months ended September 30, 2018 to $33.7 million for the three months ended September 30, 2019, primarily due to an increase in portfolio size.

Net gain (loss) on investments. Net loss on investments decreased by $2.6 million, or 82.2%, from a loss of $3.2 million for the three months ended September 30, 2018 to a loss of $0.6 million for the three months ended September 30, 2019, primarily due to a portfolio rebalancing in 2018.

Consolidated Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $129.6 million, or 3.1%, from $4,129.3 million for the nine months ended September 30, 2018 to $4,258.8 million for the nine months ended September 30, 2019, due to an increase of $71.4 million from the P&C segment as a result of growth and the acquisition of Farmers Union Insurance; and an increase of $58.2 million from the A&H segment primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $275.0 million, or 9.4%, from $2,919.6 million for the nine months ended September 30, 2018 to $3,194.7 million for the nine months ended September 30, 2019. Net premium written for the P&C segment increased by $261.0 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily as a result of lower premium ceded to the Auto Quota Share upon commencement of the reduced cession in 2019 and the acquisition of Farmers Union Insurance. Net premium written for the A&H segment increased by $14.1 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily as a result of growth in our domestic business partially offset by premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $260.5 million, or 9.3%, from $2,788.0 million for the nine months ended September 30, 2018 to $3,048.4 million for the nine months ended September 30, 2019. The change by segment was: P&C increased by $229.3 million and A&H increased by $31.1 million. The increase in the P&C segment was mainly attributable to lower premium ceded to the Auto Quota Share upon commencement of the reduced cession in 2019 and the acquisition of Farmers Union Insurance. The increase in the A&H segment was primarily due to growth in our domestic business partially offset by premium ceded to a quota share agreement in our international business.

Ceding commission income. Ceding commission income increased by $28.3 million, or 17.8%, from $159.0 million for the nine months ended September 30, 2018 to $187.3 million for the nine months ended September 30, 2019, primarily driven by an increase in ceded earned premium to the Quota Shares for both P&C and A&H.

Service and fee income. Service and fee income increased by $60.7 million, or 14.6%, from $415.3 million for the nine months ended September 30, 2018 to $476.0 million for the nine months ended September 30, 2019, due to an increase of $17.6 million in the P&C segment and an increase of $43.1 million in the A&H segment with both increases primarily due to growth. Service and fee income is discussed in more detail in the segment discussions that follow.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$125,290	$119,737	$5,553	4.6%
Finance and processing fees	101,928	94,899	7,029	7.4%
Group health administrative fees	73,861	57,461	16,400	28.5%
Installment fees	72,782	68,928	3,854	5.6%
Late payment fees	26,310	24,429	1,881	7.7%
Other service and fee income	75,870	49,859	26,011	52.2%
Total	$476,041	$415,313	$60,728	14.6%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $150.9 million, from $1,961.8 million for the nine months ended September 30, 2018 to $2,112.7 million for the nine months ended September 30, 2019, primarily reflecting growth ($9.8 million) and the acquisition of Farmers Union Insurance. The changes by segment were: P&C increased by $161.6 million and A&H decreased by $10.7 million.

Loss and LAE for the nine months ended September 30, 2019 included $18.7 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $19.1 million of unfavorable development in the P&C segment (including $0.7 million of favorable development for the Reciprocal Exchanges) primarily driven by small business auto, and $37.8 million of favorable development in the A&H segment primarily driven by the domestic book of business. Loss and LAE for the nine months ended September 30, 2018 included $36.4 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $11.8 million of favorable development in the P&C segment (including $1.5 million of unfavorable development for the Reciprocal Exchanges) primarily driven by favorable development in our auto physical damage and homeowners products, and $24.6 million of favorable development in the A&H segment.

Our consolidated net loss ratio decreased from 70.4% for the nine months ended September 30, 2018 to 69.3% for the nine months ended September 30, 2019. Net loss ratio is discussed in more detail in the segment discussions that follow.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $73.1 million, or 13.5%, from $542.0 million for the nine months ended September 30, 2018 to $615.1 million for the nine months ended September 30, 2019, due to an increase of $56.5 million in the P&C segment and an increase of $16.6 million in the A&H segment, with both increases primarily due to growth.

General and administrative expenses. General and administrative expenses increased by $68.6 million, from $691.2 million for the nine months ended September 30, 2018 to $759.7 million for the nine months ended September 30, 2019, due to an increase of $28.6 million in the P&C segment and an increase of $40.0 million in the A&H segment, with both increases primarily due to growth.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $52.6 million, from $658.9 million for the nine months ended September 30, 2018 to $711.5 million for the nine months ended September 30, 2019, primarily due to an increase of $47.2 million from the P&C segment.

The consolidated net operating expense ratio decreased from 23.6% for the nine months ended September 30, 2018 to 23.3% for the nine months ended September 30, 2019. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.0% and 23.0% for the nine months ended September 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net operating expense ratio was 30.2% and 36.2% for the nine months ended September 30, 2019 and 2018, respectively. Net operating expense and net operating expense ratio is discussed in more detail in the segment discussions that follow.

Net investment income. Net investment income increased by $20.6 million, or 25.2%, from $81.7 million for the nine months ended September 30, 2018 to $102.3 million for the nine months ended September 30, 2019, primarily due to an increase in portfolio size.

Net gain (loss) on investments. Net loss on investments decreased by $17.0 million, or 74.6%, from a loss of $22.8 million for the nine months ended September 30, 2018 to a loss of $5.8 million for the nine months ended September 30, 2019, primarily due to a portfolio rebalancing in 2018.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	Three Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,154,335	$118,267	$—	$1,272,602	$1,090,372	$121,351	$—	$1,211,723
Ceded premiums	(334,365)	(50,982)	—	(385,347)	(305,738)	(106,537)	—	(412,275)
Net premium written	$819,970	$67,285	$—	$887,255	$784,634	$14,814	$—	$799,448
Change in unearned premium	7,648	(10,168)	—	(2,520)	(43,604)	28,337	—	(15,267)
Net earned premium	$827,618	$57,117	$—	$884,735	$741,030	$43,151	$—	$784,181
Ceding commission income	40,260	15,066	—	55,326	44,244	14,587	—	58,831
Service and fee income	115,557	1,585	(19,252)	97,890	113,967	1,575	(19,310)	96,232
Total underwriting revenues	$983,435	$73,768	$(19,252)	$1,037,951	$899,241	$59,313	$(19,310)	$939,244
Underwriting expenses:
Loss and loss adjustment expense	627,452	47,270	—	674,722	544,446	40,212	—	584,658
Acquisition costs and other underwriting expenses	146,307	15,569	—	161,876	135,406	11,290	—	146,696
General and administrative expenses	190,286	24,533	(19,252)	195,567	184,101	20,417	(19,310)	185,208
Total underwriting expenses	$964,045	$87,372	$(19,252)	$1,032,165	$863,953	$71,919	$(19,310)	$916,562
Underwriting income (loss)	$19,390	$(13,604)	$—	$5,786	$35,288	$(12,606)	$—	$22,682

	Three Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	75.8%	82.8%	—%	76.3%	73.5%	93.2%	—%	74.6%
Net operating expense ratio (non-GAAP)	21.8%	41.1%	—%	23.1%	21.8%	36.0%	—%	22.6%
Net combined ratio (non-GAAP)	97.6%	123.9%	—%	99.4%	95.3%	129.2%	—%	97.2%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	75.8%	82.8%	—%	76.3%	73.5%	93.2%	—%	74.6%
Net operating expense ratio before amortization and impairment (non-GAAP)	21.2%	41.0%	—%	22.5%	20.9%	36.1%	—%	21.7%
Net combined ratio before amortization and impairment (non-GAAP)	97.0%	123.8%	—%	98.8%	94.4%	129.3%	—%	96.3%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$964,045	$87,372	$(19,252)	$1,032,165	$863,953	$71,919	$(19,310)	$916,562
Less: Loss and loss adjustment expense	627,452	47,270	—	674,722	544,446	40,212	—	584,658
Less: Ceding commission income	40,260	15,066	—	55,326	44,244	14,587	—	58,831
Less: Service and fee income	115,557	1,585	(19,252)	97,890	113,967	1,575	(19,310)	96,232
Net operating expense	$180,776	$23,451	$—	$204,227	$161,296	$15,545	$—	$176,841
Net earned premium	$827,618	$57,117	$—	$884,735	$741,030	$43,151	$—	$784,181
Net operating expense ratio (non-GAAP)	21.8%	41.1%	—%	23.1%	21.8%	36.0%	—%	22.6%

Net operating expense	$180,776	$23,451	$—	$204,227	$161,296	$15,545	$—	$176,841
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	5,257	18	—	5,275	6,546	(14)	—	6,532
Net operating expense before amortization and impairment	$175,519	$23,433	$—	$198,952	$154,750	$15,559	$—	$170,309
Net earned premium	$827,618	$57,117	$—	$884,735	$741,030	$43,151	$—	$784,181
Net operating expense ratio before amortization and impairment (non-GAAP)	21.2%	41.0%	—%	22.5%	20.9%	36.1%	—%	21.7%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Nine Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$3,321,090	$344,982	$—	$3,666,072	$3,259,270	$337,021	$(1,601)	$3,594,690
Ceded premiums	(799,121)	(172,522)	—	(971,643)	(958,055)	(204,781)	1,601	(1,161,235)
Net premium written	$2,521,969	$172,460	$—	$2,694,429	$2,301,215	$132,240	$—	$2,433,455
Change in unearned premium	(119,460)	(23,055)	—	(142,515)	(119,644)	8,769	—	(110,875)
Net earned premium	$2,402,509	$149,405	$—	$2,551,914	$2,181,571	$141,009	$—	$2,322,580
Ceding commission income	128,087	50,446	—	178,533	118,664	39,523	—	158,187
Service and fee income	348,045	4,471	(54,160)	298,356	328,707	4,466	(52,446)	280,727
Total underwriting revenues	$2,878,641	$204,322	$(54,160)	$3,028,803	$2,628,942	$184,998	$(52,446)	$2,761,494
Underwriting expenses:
Loss and loss adjustment expense	1,746,409	124,584	—	1,870,993	1,583,019	126,421	—	1,709,440
Acquisition costs and other underwriting expenses	429,742	32,329	—	462,071	372,589	32,952	—	405,541
General and administrative expenses	558,016	67,642	(54,160)	571,498	533,316	62,032	(52,446)	542,902
Total underwriting expenses	$2,734,167	$224,555	$(54,160)	$2,904,562	$2,488,924	$221,405	$(52,446)	$2,657,883
Underwriting income (loss)	$144,474	$(20,233)	$—	$124,241	$140,018	$(36,407)	$—	$103,611

	Nine Months Ended September 30,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	72.7%	83.4%	—%	73.3%	72.6%	89.7%	—%	73.6%
Net operating expense ratio (non-GAAP)	21.3%	30.2%	—%	21.8%	21.0%	36.2%	—%	21.9%
Net combined ratio (non-GAAP)	94.0%	113.6%	—%	95.1%	93.6%	125.9%	—%	95.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	72.7%	83.4%	—%	73.3%	72.6%	89.7%	—%	73.6%
Net operating expense ratio before amortization and impairment (non-GAAP)	20.6%	30.1%	—%	21.2%	20.2%	36.2%	—%	21.2%
Net combined ratio before amortization and impairment (non-GAAP)	93.3%	113.5%	—%	94.5%	92.8%	125.9%	—%	94.8%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$2,734,167	$224,555	$(54,160)	$2,904,562	$2,488,924	$221,405	$(52,446)	$2,657,883
Less: Loss and loss adjustment expense	1,746,409	124,584	—	1,870,993	1,583,019	126,421	—	1,709,440
Less: Ceding commission income	128,087	50,446	—	178,533	118,664	39,523	—	158,187
Less: Service and fee income	348,045	4,471	(54,160)	298,356	328,707	4,466	(52,446)	280,727
Net operating expense	$511,626	$45,054	$—	$556,680	$458,534	$50,995	$—	$509,529
Net earned premium	$2,402,509	$149,405	$—	$2,551,914	$2,181,571	$141,009	$—	$2,322,580
Net operating expense ratio (non-GAAP)	21.3%	30.2%	—%	21.8%	21.0%	36.2%	—%	21.9%

Net operating expense	$511,626	$45,054	$—	$556,680	$458,534	$50,995	$—	$509,529
Less: Non-cash impairment of goodwill	—	—	—	—	—	—	—	—
Less: Non-cash amortization of intangible assets	16,154	41	—	16,195	18,125	(67)	—	18,058
Net operating expense before amortization and impairment	$495,472	$45,013	$—	$540,485	$440,409	$51,062	$—	$491,471
Net earned premium	$2,402,509	$149,405	$—	$2,551,914	$2,181,571	$141,009	$—	$2,322,580
Net operating expense ratio before amortization and impairment (non-GAAP)	20.6%	30.1%	—%	21.2%	20.2%	36.2%	—%	21.2%

P&C Segment Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $60.9 million, or 5.0%, from $1,211.7 million for the three months ended September 30, 2018 to $1,272.6 million for the three months ended September 30, 2019, primarily attributable to our personal auto and homeowners product lines and the acquisition of Farmers Union Insurance.

Net premium written. Net premium written increased by $87.8 million, or 11.0%, from $799.4 million for the three months ended September 30, 2018 to $887.3 million for the three months ended September 30, 2019, primarily as a result of lower premium ceded to the Auto Quota Share upon commencement of the reduced cession in 2019 and the acquisition of Farmers Union Insurance offset by additional premium ceded to the Homeowners Quota Share.

Net earned premium. Net earned premium increased by $100.6 million, or 12.8%, from $784.2 million for the three months ended September 30, 2018 to $884.7 million for the three months ended September 30, 2019, primarily attributable to the acquisition of Farmers Union Insurance and our increased auto premium retention in 2019.

Ceding commission income. Ceding commission income for the three months ended September 30, 2019 and 2018 was $55.3 million and $58.8 million, respectively.

Service and fee income. Service and fee income increased by $1.7 million, from $96.2 million for the three months ended September 30, 2018 to $97.9 million for the three months ended September 30, 2019.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Finance and processing fees	$33,637	$29,804	$3,833	12.9%
Installment fees	23,464	23,841	(377)	(1.6)%
Commission revenue	21,333	25,404	(4,071)	(16.0)%
Late payment fees	9,251	8,164	1,087	13.3%
Other service and fee income	10,205	9,019	1,186	13.2%
Total	$97,890	$96,232	$1,658	1.7%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $90.1 million, from $584.7 million for the three months ended September 30, 2018 to $674.7 million for the three months ended September 30, 2019, primarily reflecting the acquisition of Farmers Union Insurance and increased retention of auto premium.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, increased from 74.6% for the three months ended September 30, 2018 to 76.3% for the three months ended September 30, 2019. Excluding the Reciprocal Exchanges, the net loss ratio was 75.8% and 73.5% for the three months ended September 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net loss ratio was 82.8% and 93.2% for the three months ended September 30, 2019 and 2018, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $15.2 million, or 10.3%, from $146.7 million for the three months ended September 30, 2018 to $161.9 million for the three months ended September 30, 2019, primarily due to the acquisition of Farmers Union Insurance.

General and administrative expenses. General and administrative expenses increased by $10.4 million, from $185.2 million for the three months ended September 30, 2018 to $195.6 million for the three months ended September 30, 2019.

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $27.4 million, from $176.8 million for the three months ended September 30, 2018 to $204.2 million for the three months ended September 30, 2019. Our P&C segment net operating expense ratio increased from 22.6% for the three months ended September 30, 2018 to 23.1% for the three months ended September 30, 2019. The increase in net operating expense and increase in net operating expense ratio were primarily as a result of increased earned premium.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased by $16.9 million, from $22.7 million for the three months ended September 30, 2018 to $5.8 million for the three months ended September 30, 2019. Our P&C segment net combined ratio increased from 97.2% for the three months ended September 30, 2018 to 99.4% for the three months ended September 30, 2019. The decrease in underwriting income and the increase in net combined ratio were primarily due to a higher loss ratio.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $71.4 million, or 2.0%, from $3,594.7 million for the nine months ended September 30, 2018 to $3,666.1 million for the nine months ended September 30, 2019.

Net premium written. Net premium written increased by $261.0 million, or 10.7%, from $2,433.5 million for the nine months ended September 30, 2018 to $2,694.4 million for the nine months ended September 30, 2019, primarily as a result of lower premium ceded to the Auto Quota Share upon commencement of the reduced cession in 2019 and the acquisition of Farmers Union Insurance offset by additional premium ceded to Homeowners Quota Share.

Net earned premium. Net earned premium increased by $229.3 million, or 9.9%, from $2,322.6 million for the nine months ended September 30, 2018 to $2,551.9 million for the nine months ended September 30, 2019, primarily attributable to the acquisition of Farmers Union Insurance and our increased auto premium retention in 2019.

Ceding commission income. Ceding commission income increased by $20.3 million, or 12.9%, from $158.2 million for the nine months ended September 30, 2018 to $178.5 million for the nine months ended September 30, 2019, primarily driven by an increase in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $17.6 million, from $280.7 million for the nine months ended September 30, 2018 to $298.4 million for the nine months ended September 30, 2019, primarily due to growth.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Finance and processing fees	$98,218	$91,676	$6,542	7.1%
Installment fees	72,782	68,928	3,854	5.6%
Commission revenue	68,193	68,547	(354)	(0.5)%
Late payment fees	26,061	24,360	1,701	7.0%
Other service and fee income	33,102	27,216	5,886	21.6%
Total	$298,356	$280,727	$17,629	6.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $161.6 million, from $1,709.4 million for the nine months ended September 30, 2018 to $1,871.0 million for the nine months ended September 30, 2019, primarily reflecting the acquisition of Farmers Union Insurance and increased retention of auto premium.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 73.6% for the nine months ended September 30, 2018 to 73.3% for the nine months ended September 30, 2019. Excluding the Reciprocal Exchanges, the net loss ratio was 72.7% and 72.6% for the nine months ended September 30, 2019 and 2018, respectively. The Reciprocal Exchanges’ net loss ratio was 83.4% and 89.7% for the nine months ended September 30, 2019 and 2018, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $56.5 million, or 13.9%, from $405.5 million for the nine months ended September 30, 2018 to $462.1 million for the nine months ended September 30, 2019, primarily due to the acquisition of Farmers Union Insurance.

General and administrative expenses. General and administrative expenses increased by $28.6 million, from $542.9 million for the nine months ended September 30, 2018 to $571.5 million for the nine months ended September 30, 2019, primarily due to growth ($24.7 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $47.2 million, from $509.5 million for the nine months ended September 30, 2018 to $556.7 million for the nine months ended September 30, 2019. Our P&C segment net operating expense ratio decreased from 21.9% for the nine months ended September 30, 2018 to 21.8% for the nine months ended September 30, 2019. The increase in net operating expense and decrease in net operating expense ratio were primarily as a result of increased earned premium.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $20.6 million, from $103.6 million for the nine months ended September 30, 2018 to $124.2 million for the nine months ended September 30, 2019. Our P&C segment net combined ratio decreased from 95.5% for the nine months ended September 30, 2018 to 95.1% for the nine months ended September 30, 2019. The increase in underwriting income and the decrease in net combined ratio were primarily due to a lower loss ratio.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$162,555	$143,948	$592,771	$534,560
Ceded premiums	(15,206)	(20,372)	(92,534)	(48,373)
Net premium written	$147,349	$123,576	$500,237	$486,187
Change in unearned premium	21,554	31,770	(3,705)	(20,796)
Net earned premium	$168,903	$155,346	$496,532	$465,391
Ceding commission income	2,261	269	8,780	789
Service and fee income	63,736	46,458	177,685	134,586
Total underwriting revenues	$234,900	$202,073	$682,997	$600,766
Underwriting expenses:
Loss and loss adjustment expense	70,612	72,652	241,685	252,364
Acquisition costs and other underwriting expenses	47,214	44,774	153,063	136,499
General and administrative expenses	68,297	50,525	188,227	148,265
Total underwriting expenses	$186,123	$167,951	$582,975	$537,128
Underwriting income	$48,777	$34,122	$100,022	$63,638

Underwriting ratios:
Net loss ratio	41.8%	46.8%	48.7%	54.2%
Net operating expense ratio (non-GAAP)	29.3%	31.3%	31.2%	32.1%
Net combined ratio (non-GAAP)	71.1%	78.1%	79.9%	86.3%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	41.8%	46.8%	48.7%	54.2%
Net operating expense ratio before amortization and impairment (non-GAAP)	28.4%	30.2%	30.2%	31.0%
Net combined ratio before amortization and impairment (non-GAAP)	70.2%	77.0%	78.9%	85.2%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$186,123	$167,951	$582,975	$537,128
Less: Loss and loss adjustment expense	70,612	72,652	241,685	252,364
Less: Ceding commission income	2,261	269	8,780	789
Less: Service and fee income	63,736	46,458	177,685	134,586
Net operating expense	$49,514	$48,572	$154,825	$149,389
Net earned premium	$168,903	$155,346	$496,532	$465,391
Net operating expense ratio (non-GAAP)	29.3%	31.3%	31.2%	32.1%

Net operating expense	$49,514	$48,572	$154,825	$149,389
Less: Non-cash impairment of goodwill	—	—	—	—
Less: Non-cash amortization of intangible assets	1,531	1,714	4,939	5,272
Net operating expense before amortization and impairment	$47,983	$46,858	$149,886	$144,117
Net earned premium	$168,903	$155,346	$496,532	$465,391
Net operating expense ratio before amortization and impairment (non-GAAP)	28.4%	30.2%	30.2%	31.0%

A&H Segment Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $18.6 million, or 12.9%, from $143.9 million for the three months ended September 30, 2018 to $162.6 million for the three months ended September 30, 2019, primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $23.8 million, or 19.2%, from $123.6 million for the three months ended September 30, 2018 to $147.3 million for the three months ended September 30, 2019. The increase was primarily due to growth in our domestic business offset by premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $13.6 million, or 8.7%, from $155.3 million for the three months ended September 30, 2018 to $168.9 million for the three months ended September 30, 2019, primarily due to growth in our domestic business offset by premium ceded to a quota share agreement in our international business.

Service and fee income. Service and fee income increased by $17.3 million, or 37.2%, from $46.5 million for the three months ended September 30, 2018 to $63.7 million for the three months ended September 30, 2019, primarily due to growth in our domestic business and a $5.8 million sale of a software license to a third party.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Group health administrative fees	$25,808	$18,364	$7,444	40.5%
Commission revenue	16,353	17,874	(1,521)	(8.5)%
Finance and processing fees	800	935	(135)	(14.4)%
Other service and fee income	20,775	9,285	11,490	123.7%
Total	$63,736	$46,458	$17,278	37.2%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $2.0 million, from $72.7 million for the three months ended September 30, 2018 to $70.6 million for the three months ended September 30, 2019. Our A&H net loss ratio decreased from 46.8% for the three months ended September 30, 2018 to 41.8% for the three months ended September 30, 2019. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses for the three months ended September 30, 2019 and 2018 were $47.2 million and $44.8 million, respectively.

General and administrative expenses. General and administrative expenses increased by $17.8 million, or 35.2%, from $50.5 million for the three months ended September 30, 2018 to $68.3 million for the three months ended September 30, 2019, primarily due to growth in our domestic business ($11.7 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense for the three months ended September 30, 2019 and 2018 was $49.5 million and $48.6 million, respectively. Our A&H net operating expense ratio decreased from 31.3% for the three months ended September 30, 2018 to 29.3% for the three months ended September 30, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $14.7 million, from $34.1 million for the three months ended September 30, 2018 to $48.8 million for the three months ended September 30, 2019. Our A&H net combined ratio decreased from 78.1% for the three months ended September 30, 2018 to 71.1%

for the three months ended September 30, 2019. The net combined ratio decrease was a result of a lower net loss ratio and net operating expense ratio.

A&H Segment Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (Unaudited)

Gross premium written. Gross premium written increased by $58.2 million, or 10.9%, from $534.6 million for the nine months ended September 30, 2018 to $592.8 million for the nine months ended September 30, 2019, primarily due to growth in our domestic business.

Net premium written. Net premium written increased by $14.1 million, or 2.9%, from $486.2 million for the nine months ended September 30, 2018 to $500.2 million for the nine months ended September 30, 2019. The increase was primarily as a result of growth in our domestic business partially offset by premium ceded to a quota share agreement in our international business.

Net earned premium. Net earned premium increased by $31.1 million, or 6.7%, from $465.4 million for the nine months ended September 30, 2018 to $496.5 million for the nine months ended September 30, 2019, as a result of growth in our domestic business partially offset by premium ceded to a quota share agreement in our international business.

Service and fee income. Service and fee income increased by $43.1 million, or 32.0%, from $134.6 million for the nine months ended September 30, 2018 to $177.7 million for the nine months ended September 30, 2019, primarily due to growth in our domestic business and a $5.8 million sale of a software license to a third party.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Group health administrative fees	$73,861	$57,461	$16,400	28.5%
Commission revenue	57,097	51,190	5,907	11.5%
Finance and processing fees	3,710	3,223	487	15.1%
Other service and fee income	43,017	22,712	20,305	89.4%
Total	$177,685	$134,586	$43,099	32.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $10.7 million, from $252.4 million for the nine months ended September 30, 2018 to $241.7 million for the nine months ended September 30, 2019. Our A&H net loss ratio decreased from 54.2% for the nine months ended September 30, 2018 to 48.7% for the nine months ended September 30, 2019. The loss ratio decrease was primarily as a result of favorable development on prior year loss.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $16.6 million, or 12.1%, from $136.5 million for the nine months ended September 30, 2018 to $153.1 million for the nine months ended September 30, 2019, primarily from domestic growth ($17.9 million).

General and administrative expenses. General and administrative expenses increased by $40.0 million, or 27.0%, from $148.3 million for the nine months ended September 30, 2018 to $188.2 million for the nine months ended September 30, 2019, primarily from domestic growth ($30.6 million).

Net operating expense; net operating expense ratio (non-GAAP). Net operating expense increased by $5.4 million, from $149.4 million for the nine months ended September 30, 2018 to $154.8 million for the nine months ended September 30, 2019. Our A&H net operating expense ratio decreased from 32.1% for the nine months ended September 30, 2018 to 31.2% for the nine months ended September 30, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $36.4 million, from $63.6 million for the nine months ended September 30, 2018 to $100.0 million for the nine months ended September 30, 2019. Our A&H net combined ratio decreased from 86.3% for the nine months ended September 30, 2018 to 79.9% for the nine months ended September 30, 2019. The net combined ratio decrease was a result of a lower net loss ratio and net operating expense ratio.

Balance Sheets

	September 30, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,833,826	$307,388	$—	$4,141,214
Equity securities, at fair value	2,760	—	—	2,760
Short-term investments	366,653	27,010	—	393,663
Other investments	409,033	—	(107,418)	301,615
Total investments	4,612,272	334,398	(107,418)	4,839,252
Cash and cash equivalents	199,266	153	—	199,419
Restricted cash and cash equivalents	27,622	281	—	27,903
Accrued investment income	58,812	2,241	(33,107)	27,946
Premiums and other receivables, net	1,478,586	62,540	—	1,541,126
Deferred acquisition costs	244,546	23,113	—	267,659
Reinsurance recoverable	1,384,407	120,192	—	1,504,599
Prepaid reinsurance premiums	525,176	118,042	—	643,218
Premises and equipment, net	403,416	441	—	403,857
Intangible assets, net	388,953	3,270	—	392,223
Goodwill	181,587	—	—	181,587
Prepaid and other assets	45,196	11	—	45,207
Total assets	$9,549,839	$664,682	$(140,525)	$10,073,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,845,799	$193,456	$—	$3,039,255
Unearned premiums and other revenue	2,184,938	265,538	—	2,450,476
Reinsurance payable	629,300	44,424	—	673,724
Accounts payable and accrued expenses	312,475	38,307	(33,107)	317,675
Debt	687,978	107,418	(107,418)	687,978
Other liabilities	329,515	43,754	—	373,269
Total liabilities	$6,990,005	$692,897	$(140,525)	$7,542,377
Stockholders’ equity:
Common stock	$1,133	$—	$—	$1,133
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,062,859	—	—	1,062,859
Accumulated other comprehensive income	80,387	—	—	80,387
Retained earnings	965,455	—	—	965,455
Total National General Holdings Corp. Stockholders’ Equity	2,559,834	—	—	2,559,834
Noncontrolling interest	—	(28,215)	—	(28,215)
Total stockholders’ equity	$2,559,834	$(28,215)	$—	$2,531,619
Total liabilities and stockholders’ equity	$9,549,839	$664,682	$(140,525)	$10,073,996

	December 31, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,263,949	$297,083	$—	$3,561,032
Equity securities, at fair value	10,949	—	—	10,949
Short-term investments	331,221	17,328	—	348,549
Other investments	407,580	—	(101,304)	306,276
Total investments	4,013,699	314,411	(101,304)	4,226,806
Cash and cash equivalents	193,858	—	—	193,858
Restricted cash and cash equivalents	39,525	200	—	39,725
Accrued investment income	50,981	1,596	(25,400)	27,177
Premiums and other receivables, net	1,338,485	61,327	—	1,399,812
Deferred acquisition costs	231,401	20,007	—	251,408
Reinsurance recoverable	1,494,670	117,068	—	1,611,738
Prepaid reinsurance premiums	529,241	136,433	—	665,674
Premises and equipment, net	306,309	1,695	—	308,004
Intangible assets, net	376,532	3,405	—	379,937
Goodwill	180,183	—	—	180,183
Prepaid and other assets	150,377	4,581	—	154,958
Total assets	$8,905,261	$660,723	$(126,704)	$9,439,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,778,689	$178,470	$—	$2,957,159
Unearned premiums and other revenue	2,014,965	265,763	—	2,280,728
Reinsurance payable	615,872	40,393	—	656,265
Accounts payable and accrued expenses	390,338	33,120	(25,400)	398,058
Debt	705,795	101,304	(101,304)	705,795
Other liabilities	178,764	61,640	—	240,404
Total liabilities	$6,684,423	$680,690	$(126,704)	$7,238,409
Stockholders’ equity:
Common stock	$1,129	$—	$—	$1,129
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,057,783	—	—	1,057,783
Accumulated other comprehensive loss	(52,130)	—	—	(52,130)
Retained earnings	764,056	—	—	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,220,838	—	—	2,220,838
Noncontrolling interest	—	(19,967)	—	(19,967)
Total stockholders’ equity	$2,220,838	$(19,967)	$—	$2,200,871
Total liabilities and stockholders’ equity	$8,905,261	$660,723	$(126,704)	$9,439,280

Other Material Changes in Financial Position

	September 30, 2019	December 31, 2018	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,541,126	$1,399,812	$141,314	10.1%

Changes in Financial Position During the Nine Months Ended September 30, 2019 Compared to December 31, 2018

Premiums and other receivables increased by $141.3 million, primarily driven by growth in our P&C segment ($120.3 million), including additional receivables from Farmers Union Insurance, which we acquired on August 1, 2019.

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

The average yield on our investment portfolio was 3.1% and 3.1% for the nine months ended September 30, 2019 and 2018, respectively, and the average duration of the portfolio was 4.0 and 4.2 years as of September 30, 2019 and 2018, respectively.

For more information related to our investments, see Note 3, “Investments” in the notes to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, other investments. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised capital using a combination of debt and equity, and entered into third party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $140.0 million outstanding as of September 30, 2019. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $352.4 million and $287.9 million as of September 30, 2019 and December 31, 2018, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2019 and 2018, there were $0.0 million and $90.8 million, respectively, of dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $2,031.8 million and $1,844.8 million in the nine months ended September 30, 2019 and 2018, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $5.1 billion at September 30, 2019 and $4.5 billion at December 31, 2018. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

Pursuant to a tax allocation agreement by and among us and certain of our subsidiaries, we compute and pay federal income taxes on a consolidated basis. Each subsidiary party to this agreement computes and pays to us its respective share of the federal income tax liability primarily based on separate return calculations.

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$509,454	$460,074	$49,380	10.7%
Net cash used in investing activities	(438,607)	(324,681)	(113,926)	35.1%
Net cash used in financing activities	(73,989)	(46,867)	(27,122)	57.9%
Effect of exchange rate changes on cash and cash equivalents	(3,119)	(11,080)	7,961	(71.9)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,261)	$77,446	$(83,707)	(108.1)%

Comparison of the Nine Months Ended September 30, 2019 and 2018

Net cash provided by operating activities increased by $49.4 million, primarily due to higher net income and a decrease in our reinsurance recoverables, partially offset by a decrease in unpaid loss and loss adjustment expense reserves during the nine months ended September 30, 2019.

Net cash used in investing activities increased by $113.9 million, primarily due to lower proceeds from sales and maturities of debt securities and other investments net of purchases during the nine months ended September 30, 2019.

Net cash used in financing activities increased by $27.1 million, primarily due to proceeds received from preferred stock in 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

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

For more information about our reinsurance agreements, refer to Note 10, “Reinsurance” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements.

Debt

Revolving Credit Agreement

On February 25, 2019, we refinanced our existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340.0 million base revolving credit facility with a letter of credit sublimit of $150.0 million and an expansion feature of up to $50.0 million. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at (x) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by us under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on our consolidated leverage ratio, and which rate was 0.225% as of September 30, 2019). The 2019 Credit Agreement has a maturity date of February 25, 2023. As of September 30, 2019, there was $140.0 million outstanding under the 2019 Credit Agreement.

For more information about our debt, including other outstanding debt, ranking and restrictive covenants, refer to Note 12, “Debt” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 9, “Debt” in the notes to our condensed consolidated financial statements.

Preferred Stock

For more information about our preferred stock, refer to Note 15, “Stockholders’ Equity” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 13, “Stockholders’ Equity” in the notes to our condensed consolidated financial statements.

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

Interest Rate Risk. We had debt securities with a fair value of $4.1 billion as of September 30, 2019 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.
The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of September 30, 2019 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of September 30, 2019.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$3,810,207	$(331,007)	(10.3)%
100 basis point increase	3,975,731	(165,483)	(5.2)
No change	4,141,214	—	—
100 basis point decrease	4,299,201	157,987	4.9
200 basis point decrease	4,454,414	313,200	9.8

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of September 30, 2019, we had $662.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million are fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2019, the City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan filed a complaint in the U.S. District Court for the Central District of California against the Company and certain of its officers. The plaintiff purports to represent a class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between August 5, 2015 and August 9, 2017. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements made by the Company in its SEC filings in relationship to the Company’s involvement in the historical and no longer existing Wells Fargo collateral protection insurance program. The complaint seeks damages in an amount to be proven at trial. We believe that the claims set forth in the complaint are unfounded and without merit and intend to vigorously contest them. We note, however, that in light of the inherent uncertainty in legal proceedings, we can give no assurance as to the ultimate resolution of the matter, and an estimate of the possible loss or range of loss, if any, cannot be made at this time.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC.

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
October 30, 2019
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)