Form 10-K
period 2019-12-31
National General Holdings Corp.
filed 2020-02-20
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,510,076,014. As of February 18, 2020, the number of common shares of the registrant outstanding was 113,474,549.
Documents incorporated by reference: Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the potential effect of changes in LIBOR reporting practices, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with vendors or third party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising from auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and their contents from a variety of perils, as well as coverage for personal liability. We offer our property and casualty (“P&C”) insurance products through a network of approximately 42,300 independent agents, a number of affinity partners and through direct-response marketing programs and retail storefronts. We have approximately 4.2 million P&C policyholders.

Our accident and health (“A&H”) business provides accident and health insurance products not subject to the Patient Protection and Affordable Care Act (“PPACA”) and targets uninsured or underinsured individuals and employers who are interested in an alternative to PPACA-compliant major medical coverage or who are looking for supplemental insurance options to help cover out of pocket costs. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 46,200 independent agents, our in-house agencies, direct-to-consumer marketing, wholesaling, worksite marketing and the internet.

We are licensed to operate in 50 states and the District of Columbia, but focus on niche markets. Approximately 73.7% of our P&C premium written is originated in ten core states: North Carolina, New York, California, Florida, Texas, Louisiana, New Jersey, Virginia, Michigan and Alabama.

For the years ended December 31, 2019, 2018 and 2017, our gross premium written was $5,583 million, $5,417 million and $4,756 million, net premium written was $4,225 million, $3,828 million and $3,578 million and total consolidated revenues were $5,180 million, $4,608 million and $4,422 million, respectively.

Our company was formed in 2009 to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC,” now known as Ally Financial Inc.), which operations date back to 1939. We acquired this business on March 1, 2010.

Our wholly-owned subsidiaries include twenty-two regulated domestic insurance companies, of which twenty write primarily P&C insurance and two write A&H insurance. Our insurance subsidiaries have an “A-” (Excellent) rating by A.M. Best Company, Inc. (“A.M. Best”). We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

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

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•
Property and Casualty - Our P&C segment operates its business through three primary distribution channels: agency, affinity and direct. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 42,300 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S. Our direct channel is operated through approximately 490 store fronts, web/mobile, phone sales centers and kiosks. In addition, we operate our lender-placed services through long-term distribution agreements with certain mortgage lenders.

•
Accident and Health - Our A&H segment provides accident and non-major medical health insurance products targeting our existing policyholders and uninsured or underinsured individuals. Through a number of acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency (“Velapoint”), National Health Insurance Company, a life and health insurance carrier (“NHIC”), Quotit Corporation, an application service provider for health insurance, HealthCompare Insurance Services, Inc., a call center agency, and Healthcare Solutions Team, LLC, a healthcare insurance managing general agency (“HST”), we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through approximately 46,200 independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers and the internet.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard insurance, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the United States and have a significant market presence in our ten largest states, namely, North Carolina, New York, California, Florida, Texas, Louisiana, New Jersey, Virginia, Michigan and Alabama.

Relationships with our Independent Agents. We have built a strong network of approximately 42,300 independent insurance agents and brokers and provide them with competitive compensation, a user-friendly technology platform and superior service. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is integral to the long-term success of our agency channel.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2019, in North Carolina, we generated $770.3 million of gross premium written.

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

Affinity Distribution Channel

Through the affinity distribution channel of our P&C insurance business we are a leader in affinity marketing and have been in operation since 1953, relying on best-in-class marketing strategies and analytics to maximize the value of our longstanding relationships. Our affinity relationships are generally long-term in nature. In general, an affinity partner relationship consists of a partnership agreement between a sponsoring organization and an insurance company entered into to address the specific insurance needs of the sponsor organization’s members or customers. Through the affinity relationship, the insurance company receives an endorsement that positions it favorably among the sponsoring organizations’ members or customers. In exchange for the endorsement, the affinity customer receives access to a quality insurer, advantageous pricing and customized products. A primary focus of our affinity channel is to provide recreational vehicle, or RV, insurance, of which we believe we are one of the largest writers in the U.S. In 2019, we acquired National Farmers Union Property and Casualty Company (“Farmers Union Insurance”), which maintains a long-term relationship with the National Farmers Union to sell personal lines insurance to its members.

Direct Distribution Channel

Through our acquisition of Direct General Corporation (“Direct General”) in 2016, we obtained a direct distribution channel that primarily sells nonstandard auto policies. Our direct channel includes approximately 490 retail store fronts, web/mobile capabilities, phone contact centers and kiosks. The diversity of the channel supports growth through changing customer preferences, and gives National General a foothold in the industry’s fastest growing channel. Local retail stores placed in high traffic areas are central to the omni-channel strategy, and are a key component to the marketing and brand awareness efforts in our direct distribution channel. The omni-channel approach also creates a seamless customer experience, regardless of the channel or device that is used.

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

Fee Income

In addition to traditional insurance premiums, we generate revenue by charging policy service fees to policyholders. These fees include service fees for installment or renewal policies and fees for insufficient funds, late payments, cancellations and various financial responsibility filing fees. The fee income we generate varies depending on the type of policy and state regulations. For the year ended December 31, 2019, our P&C segment generated $392.5 million in revenue from policy service fees.

P&C Gross Premium Written by State

We are licensed to operate in 50 states and the District of Columbia. For the year ended December 31, 2019 our top ten states represented 73.7% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written:

	Year Ended December 31,
	2019		2018		2017
	(amounts in thousands, except percentages)
North Carolina	$770,349	16.0%	$729,426	15.5%	$633,948	15.2%
New York	672,439	14.0%	694,736	14.7%	617,270	14.8%
California	582,240	12.1%	720,284	15.3%	635,020	15.2%
Florida	517,456	10.7%	499,430	10.6%	515,723	12.4%
Texas	214,209	4.4%	218,410	4.6%	201,776	4.8%
Louisiana	173,237	3.6%	142,483	3.0%	139,893	3.4%
New Jersey	171,330	3.6%	174,234	3.7%	156,035	3.7%
Virginia	162,008	3.4%	148,806	3.2%	135,479	3.2%
Michigan	147,022	3.1%	139,642	3.0%	116,195	2.8%
Alabama	133,108	2.8%	119,462	2.5%	95,661	2.3%
Other States	1,271,065	26.3%	1,131,817	23.9%	927,583	22.2%
Total	$4,814,463	100.0%	$4,718,730	100.0%	$4,174,583	100.0%

Underwriting and Claims Management Philosophy

We believe that proactive and prompt claims management is essential to reducing losses and lowering loss adjustment expense (“LAE”) and enables us to more effectively and accurately measure reserves. To this end, we utilize our technology and extensive database of loss history in order to appropriately price and structure policies, maintain lower levels of loss, enhance our ability to accurately predict losses, and maintain lower claims costs. We believe that a strong underwriting foundation is best accomplished through careful risk selection and continuous evaluation of underwriting guidelines relative to loss experience. We are committed to a consistent and thorough review of new underwriting opportunities as well as our portfolio and product mix as a whole.

Underwriting, Pricing and Risk Management, and Actuarial Capabilities

We establish premium rates for insurance products based upon an analysis of expected losses using historical experience and anticipated future trends. Our product team develops the product and manages our underwriting tolerances. By utilizing a detailed actuarial analysis, our actuarial team establishes the necessary rate level for a given product and territory to achieve our targeted return. For risks which fall within our underwriting tolerances, we establish a price by matching a rate to a risk at a detailed level of segmentation. We determine the individual risk using predictive modeling developed by our analytics team with a level of precision that we believe is superior to the traditional loss cost pricing used by many of our competitors. We believe that effective collaboration among the product, analytics and actuarial teams enhances our ability to price risks appropriately and achieve our targeted rates of return.

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

To assist us in profitably underwriting our P&C products, our predictive analytics team has developed our RAD underwriting pricing tool. The RAD underwriting pricing tool offers significant advantages over our prior pricing tools by employing numerous additional components and pricing strategies such as supplemental risk and improved credit modeling. We believe the RAD underwriting pricing tool facilitates better pricing over the lifetime of a policy by employing lifetime value modeling, elasticity modeling and optimized pricing. We believe that our RAD underwriting pricing tool provides us with a competitive advantage for pricing our products relative to other auto insurers of our size.

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment within 24 hours to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $100,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties with respect to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2019, our Claims department includes approximately 2,770 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we believe that we have established an efficient mechanism designed to maintain and improve our level of claim handling performance.

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

On August 1, 2019, we completed the acquisition of Farmers Union Insurance. This acquisition adds an affinity distribution channel to the Company's auto and homeowners business and expands the Company's presence in this product line in the Midwest. The purchase price for the transaction was approximately $52.8 million.

Quota Share Reinsurance

In 2017, we entered into an auto quota share agreement covering our auto line of business pursuant to which we ceded 15.0% of net liability to an unaffiliated third party reinsurer. Under the auto quota share agreement, we retain the flexibility, under certain conditions, to increase the cession percentage up to a maximum cession of 30.0% and to decrease the cession percentage to a minimum cession of 5.0%. Effective January 1, 2019, we ceded 7.0% of net liability. On July 1, 2019, we renewed our agreement for a two-year term. Effective July 1, 2019, we ceded 10.0% of net liability. Effective January 1, 2020, we cede 5.0% of net liability under new and renewal auto policies written.

In 2017, we entered into a homeowners quota share agreement covering our homeowners line of business pursuant to which we ceded 29.6% of net liability to unaffiliated third party reinsurers. Effective May 1, 2018, we ceded an additional 12.4% of net liability for a total cession of 42.0%. On July 1, 2019, we renewed our agreements for a one-year term. Effective July 1, 2019, we cede 40.0% of net liability under new and renewal homeowners policies written.

See Note 9, “Reinsurance” in the notes to our consolidated financial statements.

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

On December 2, 2019, we sold our Euro Accident Health and Care Insurance Sweden operation to a Swedish investment company focused on Nordic healthcare investments.

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

•
Hospital Indemnity. These plans provide a fixed benefit amount for specific healthcare services (e.g., office visits, hospital stays, diagnostic care, etc.) with no deductibles or copays. They are designed for individuals who are looking for coverage that reduces out of pocket costs not covered by major medical coverage.

•
Short-Term Medical. These plans can bridge the timing gap between the annual open enrollment periods (when traditional major medical insurance is available), and offers individuals financial protection for certain unexpected medical bills and other health care expenses (e.g., office visits, emergency, care, hospital stays, etc.). These plans have prescribed policy durations; typically the initial policy durations cannot exceed 12 months (or shorter durations in certain states).

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

•
Medicare Supplement. Medicare Supplement insurance policies fills the “gaps” in Original Medicare Plan coverage. These policies help pay some of the health care costs that the Original Medicare Plan doesn't cover and have standardized plan designs.

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

The process of establishing the liability for unpaid losses and LAE is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an important component of our loss reserving process.

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

Our actuarial review includes an actual to expected loss analysis or more detailed reserve indications for segments with changes, as well as the actuary’s reasonable reserve range compared to carried reserves. We review available actuarial indications and review carried reserves compared to the reasonable reserve range to determine whether any reserve adjustments are warranted.

Our internal actuarial analysis of the historical data provides the factors we use in our actuarial analysis in estimating our loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. In accordance with Actuarial Standards of Practice, we generally use multiple traditional methods in determining our estimates of the ultimate unpaid claim liabilities. Each of these methods require actuarial judgment and assumptions. The techniques can include, but are not limited to:

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

This supplementary information may include:

•	open and closed claim counts;

•	statistics related to open and closed claim count percentages;

•	claim closure rates;

•	changes in average case reserves and average loss and LAE incurred on open claims;

•	reported and ultimate average case incurred changes;

•	reported and projected ultimate loss ratios; and

•	loss payment patterns.

When reviewing reserves, we analyze historical data and estimate the impact of numerous factors such as (1) individual claim information; (2) industry and the historical loss experience; (3) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (4) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors. The key assumptions we use in our determination of appropriate reserve levels include the underlying actuarial methodologies, consideration of pricing and underwriting initiatives, an evaluation of reinsurance costs and retention levels in determining the net reserves, and consideration of any claims handling impact on paid and incurred loss data trends embedded in the traditional actuarial methods.

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2019, 2018 and 2017 and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2019 should develop similarly to losses incurred in 2018 and prior years. Thus, if for example, the net loss ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the net loss ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

See Note 8, “Unpaid Losses and Loss Adjustment Expense Reserves” for more information about short-duration insurance contracts and claims development tables in the notes to our consolidated financial statements.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In 2017, we acquired ownership of our personal lines policy administration system (“NPS”) and the related intellectual property, which we previously licensed. NPS has been fully transferred to our operating environment and the purchase price has been fully paid. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This system reduced cost by eliminating our three costly legacy mainframe based systems and allows for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

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

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda. As of December 31, 2019, we had twenty-two operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company, Direct National Insurance Company and National Farmers Union Property and Casualty Company. Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best. We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2019.

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

Management does not anticipate regulatory action as a result of the 2019 IRIS ratio results for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon any follow-up that no regulatory action was required.

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

The Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, adopted by the NAIC, requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the “material and relevant risks” associated with the insurer’s current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer’s lead insurance regulator. The ORSA report was filed in 2019 with the Company’s lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2019, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), was signed into law. The TCJA reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which impacted the Company’s effective tax rate and after-tax earnings in the United States. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities effective December 31, 2017, using the new corporate tax rate of 21 percent. The Company was also affected by certain other aspects of the TCJA, including provisions regarding the one-time transition tax on undistributed foreign earnings and profits, limitations on the deductibility of interest expense and executive compensation, deductibility of capital expenditures, and, implementation of a minimum tax on the “global intangible low-taxed income” of a “United States shareholder” of a “controlled foreign corporation.”

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

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of the Financial Stability Oversight Council as “systemically important.” If an insurance company is designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulations upon that insurance company and could impact requirements regarding its capital, liquidity and leverage as well as its business and investment conduct.

The Dodd-Frank Act also incorporates the NRRA, which, among other things, establishes national uniform standards on how states may regulate and tax surplus lines insurance and sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverable.

Existing and new laws and regulations affecting the health insurance industry, or changes to existing laws and regulations, may transpire. The PPACA was signed into law in 2010, and, in recent years there have been several judicial and congressional challenges and proposed amendments to the PPACA. The TCJA also repealed certain aspects of the PPACA. If we are unable to adapt our A&H business to current and/or future requirements of the health insurance legislation, our A&H business could be materially adversely affected.

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

Privacy Regulations

The Gramm-Leach-Bliley Act is a federal law which, among other things, protects consumers from the unauthorized dissemination of certain personal information. States have also implemented additional regulations to address privacy issues. For example, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information.

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

Foreign Regulation

Classification

Our Bermuda subsidiary, National General Re Ltd. (“NG Re”), is registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act - Bermuda”). The BMA is responsible for the day-to-day supervision of insurers and monitors compliance with the solvency and liquidity standards imposed by the Insurance Act - Bermuda. NG Re is registered as a Class 3A insurer. Accordingly, NG Re can carry on general business, broadly including all types of insurance business other than long-term business.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

NG Re is required to file annually with the BMA financial statements, a statutory financial return and a capital and solvency return. The statutory financial return for an insurer includes, among other matters, statutory financial statements, a report of the approved auditor on the statutory financial statements, and a declaration of compliance confirming compliance with various minimum criteria, including certifying the company meets the minimum solvency margin. The capital and solvency return includes NG Re's Bermuda solvency capital return model for a Class 3A insurer, a commercial insurer's solvency self-assessment, a reconciliation of net loss reserves, schedule of solvency, financial condition report, an opinion of the company’s loss reserve specialist, a schedule of eligible capital and an economic balance sheet. The capital and solvency return also includes a capital and solvency declaration that the return fairly represents the financial condition of NG Re in all material respects.

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

Employees

As of December 31, 2019, we have approximately 9,200 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

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

As a result of these uncertainties, the ultimate paid LAE may deviate, perhaps substantially, from the point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. To the extent that loss and LAE exceed our estimates, we will be required to immediately recognize the unfavorable development and increase loss reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a materially adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2019, our P&C segment derived 73.7% of its gross premium written from the following ten states: North Carolina (16.0%), New York (14.0%), California (12.1%), Florida (10.7%), Texas (4.4%), Louisiana (3.6%), New Jersey (3.6%), Virginia (3.4%), Michigan (3.1%) and Alabama (2.8%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. Our top two affinity relationships collectively represent 59% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing with long-term contracts, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

If we, together with our affiliates and the other third parties that we contract with, are unable to maintain our technology platform or our technology platform fails to operate properly, or we fail to meet the technological demands of our customers with respect to the products and services we offer, our business and financial performance could be significantly harmed.

We use our own policy administration system. We also use technology systems to more accurately evaluate specific risk exposures in order to assist us in profitably underwriting our P&C products.

If we are unable to properly maintain our policy administration system and other technology systems or if our technology systems otherwise fail to perform in the manner we currently contemplate, our ability to effectively underwrite and issue policies, process claims and perform other business functions could be significantly impaired and our business and financial performance could be significantly harmed. In addition, the success of our business is dependent on our ability to resolve any issues identified with our technology arrangements during operations and make any necessary improvements in a timely manner. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such integration, maintenance and improvements, but failure to make such improvements could have an adverse effect on our business.

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

Our business is dependent upon the uninterrupted functioning of our information technology and telecommunication systems. We rely upon our systems, as well as the systems of our vendors, for all our business operations, including underwriting and issuing policies, processing claims, providing customer service, complying with insurance regulatory requirements and performing actuarial and other analytical functions necessary for underwriting, pricing and product development. Our operations are dependent upon our ability to timely and efficiently maintain and improve our information and telecommunications systems and protect them from physical loss, telecommunications failure or other similar catastrophic events, as well as from security breaches. A shut-down of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus or other form of cyberattacks, our systems could be inaccessible for an extended period of time. While we have implemented business contingency plans and other reasonable and appropriate internal controls to protect our systems from interruption, loss or security breaches, a sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, phishing attempts, e-mail fraud, employee misconduct and other external hazards could expose our data systems to security breaches, cyberattacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or adviser error or malfeasance. We also assess and monitor the security measures of our third-party business partners, who in the provision of services to us are provided with or process information pertaining to our business or our customers. Despite these measures, we cannot assure you that our or third party systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions, cause payments to be made to an unintended recipient, or result in unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

AmTrust is an insurance holding company controlled by Leah Karfunkel, George Karfunkel and Barry Zyskind. Because Leah Karfunkel beneficially owns 39.3% of our outstanding shares of common stock, AmTrust is a related party.

We are party to arrangements with AmTrust and its affiliates, including, among others, a consulting and marketing agreement pursuant to which a subsidiary of AmTrust provides certain consulting and marketing services to promote our captive insurance program; a joint investment in an entity owning an investment in third party managed life settlement contracts; and joint investments in entities owning office buildings in Ohio, Texas and Illinois. Conflicts of interest could arise with respect to any of our contractual arrangements with AmTrust and its affiliates, as well as any other business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. AmTrust’s interests may be different from the interests of our company and the interests of our other stockholders.

Our relationship with ACP Re and ACP Re Holdings, LLC may present, and make us vulnerable to, difficult conflicts of interest, related party transactions, business opportunity issues and legal challenges.

ACP Re is a Bermuda reinsurer that is a subsidiary of the Karfunkel Family Trust. We provide management services to ACP Re pursuant to a services agreement. We and AmTrust provided ACP Re with financing in an aggregate amount of $250.0 million ($125.0 million each), and in 2016, ACP Re Holdings, LLC, a Delaware limited liability company owned by the Karfunkel Family Trust (“ACP Re Holdings”), became the borrower in the place of ACP Re. Conflicts of interest could arise with respect to any of the contractual arrangements between us and ACP Re, as well as business opportunities that could be advantageous to ACP Re, on the one hand, and disadvantageous to us or our subsidiaries, on the other hand. There can be no assurance that ACP Re Holdings will have sufficient assets or liquidity to pay its obligations under the terms of the financing. The majority of ACP Re Holdings’ assets currently consist of publicly traded equity securities. As a result of the financing, we, through our subsidiary, have significant credit exposure to ACP Re Holdings.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2019, our debt indentures, 2019 Credit Agreement and Series D Preferred Stock include terms indexed to London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee ("ARRC"), a steering committee comprised of large U.S. financial institutions, has proposed replacing U.S. Dollar-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate

("SOFR"). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt indentures, 2019 Credit Agreement and Series D Preferred Stock, which are indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2019, our investment in fixed-income securities was approximately $4,476.4 million, or 92.2% of our total investment portfolio. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

Our investment portfolio also contains floating rate instruments, which typically bear interest based on LIBOR. Regulatory and industry initiatives to eliminate LIBOR as an interest rate benchmark may create uncertainty in our LIBOR-based instruments, which may adversely impact both pricing and liquidity of such instruments.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of cash dividends and distributions that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $403.0 million as of December 31, 2019, taking into account dividends paid in the prior twelve month period.

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

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims department’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to material litigation, undermine our reputation in the marketplace and materially adversely affect our financial results and liquidity.

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

The PPACA was signed into law in 2010. In recent years there have been several judicial and congressional challenges and proposed amendments to PPACA, and the Tax Cuts and Jobs Act of 2017 repealed certain aspects of the PPACA. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

We currently conduct a limited amount of business outside the United States, primarily in Bermuda. In this jurisdiction, we are subject to a number of significant risks in conducting such business. These risks include restrictions such as capital controls and other restrictive government actions, which could have an adverse effect on our business and our reputation. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The anticipated impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 2, “Significant Accounting Policies,” in the notes to our consolidated financial statements. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our business, financial condition or results of operations, including on our net income.

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

For the year ended December 31, 2019, we generated $642.0 million in service and fee revenue from our P&C and A&H policyholders, which included, among others, origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

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

Our P&C insurance business is subject to claims arising from catastrophes, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, non-catastrophic weather and water losses or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable, and our losses from catastrophes could be substantial.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2019, we had an aggregate amount of approximately $1,394.3 million of reinsurance recoverable.

Our largest reinsurance recoverables are from the NCRF and the MCCA. The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $0.6 million in 2019. At December 31, 2019, the amount of reinsurance recoverable from the NCRF and the MCCA was approximately $191.3 million and $558.3 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected.

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

Leah Karfunkel beneficially owns or controls approximately 39.3% of our outstanding shares of common stock. As a result, Mrs. Karfunkel has the ability to significantly impact all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation (other than changes to the rights of the common stock) and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Mrs. Karfunkel may have interests that are different from those of other stockholders.

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

As a public company with listed equity securities, we need to comply with the laws, regulations, requirements, and corporate governance provisions of The Sarbanes-Oxley Act of 2002, periodic reporting requirements of the Exchange Act and other regulations of the SEC and the requirements of the Nasdaq Global Market. In order to comply with these laws, rules and regulations, we have to continually monitor and enhance certain of our corporate processes, which require us to incur significant legal, accounting and other expenses. These efforts also require a significant amount of time from our board of directors and management, possibly diverting their attention from the implementation of our business plan and growth strategy.

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

We may in the future issue our previously authorized and unissued securities. We have an authorized capitalization of 150 million shares of common stock and 10 million shares of preferred stock with such designations, preferences and rights as are contained in our charter or bylaws and as determined by our board of directors. Issuances of stock may result in dilution of our existing stockholders or a decrease in the market price of our common stock. It is not possible to state the actual effect of the issuance of any shares of our preferred stock on the rights of holders of our common stock until our board of directors determines the specific rights attached to that class or series of preferred stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use an aggregate of approximately 2.4 million square feet in approximately 60 office locations and approximately 490 store fronts. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 0.3 million square feet.

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

On July 25, 2019, the City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan filed a complaint in the U.S. District Court for the Central District of California against the Company and certain of its officers. The plaintiff purports to represent a class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between August 5, 2015 and August 9, 2017. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements made by the Company in its SEC filings in relationship to the Company’s involvement in the historical and no longer existing Wells Fargo collateral protection insurance program. The complaint seeks damages in an amount to be proven at trial. On November 19, 2019, the U.S. District Court for the Central District of California granted the Company’s Motion to Transfer the case to the Southern District of New York. On January 10, 2020, lead plaintiffs Town of Davie Police Officers Retirement System and Massachusetts Laborers’ Pension Fund filed an amended Complaint alleging similar claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a purported class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between July 15, 2015 and August 9, 2017. We believe that the claims set forth in the amended complaint are unfounded and without merit and intend to vigorously contest them. We note, however, that in light of the inherent uncertainty in legal proceedings, we can give no assurance as to the ultimate resolution of the matter, and an estimate of the possible loss or range of loss, if any, cannot be made at this time.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the Nasdaq Global Market under the symbol “NGHC” on February 20, 2014. We have one class of authorized common stock for 150,000,000 shares at a par value of $0.01 per share. As of February 18, 2020 there were approximately 263 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name.

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

National General Holdings Corp. is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries, including our insurance subsidiaries, to transfer funds to us in the form of a dividend. The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. The aggregate amount of cash dividends and distributions that could be paid to us by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $403.0 million as of December 31, 2019, taking into account dividends paid in the prior twelve month period. Under the terms of our credit agreement, we are not prohibited from paying cash dividends so long as no event of default has occurred and is continuing, or would result from such payment, and we are not out of compliance with our financial covenants. We may, however, enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the five-year period (December 31, 2014 to December 31, 2019) with the cumulative total return on the Nasdaq Global Market Index and a peer group comprised of the Nasdaq Insurance Index. The graph shows the change in value of an initial $100 investment made on December 31, 2014. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparative Cumulative Total Returns Since December 31, 2014 for National General Holdings Corp., Nasdaq Composite Index and Nasdaq Insurance Index

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Income Statement Data(1)	(amounts in thousands, except percentages and per share data)
Gross premium written	$5,583,080	$5,416,839	$4,755,985	$3,500,898	$2,590,044
Ceded premiums(2)	(1,358,459)	(1,589,126)	(1,178,390)	(428,202)	(403,502)
Net premium written	$4,224,621	$3,827,713	$3,577,595	$3,072,696	$2,186,542
Change in unearned premium	(106,579)	(95,511)	76,581	(77,525)	(56,436)
Net earned premium	$4,118,042	$3,732,202	$3,654,176	$2,995,171	$2,130,106
Ceding commission income	238,453	224,697	116,456	45,600	43,790
Service and fee income	641,965	561,583	502,927	380,817	273,548
Net investment income(3)	141,233	119,034	101,950	115,187	78,783
Net gain (loss) on investments	13,473	(29,545)	46,763	7,904	(11,095)
Other income (expense)	26,428	—	(198)	24,308	—
Total revenues	$5,179,594	$4,607,971	$4,422,074	$3,568,987	$2,515,132
Loss and loss adjustment expense	2,854,468	2,662,226	2,626,082	2,092,280	1,485,320
Acquisition costs and other underwriting expenses(4)	827,367	735,266	672,429	497,007	406,662
General and administrative expenses(5)	1,041,772	938,046	912,996	709,148	426,976
Interest expense	51,544	51,425	47,086	40,180	28,885
Total expenses	$4,775,151	$4,386,963	$4,258,593	$3,338,615	$2,347,843
Income before provision for income taxes	$404,443	$221,008	$163,481	$230,372	$167,289
Provision for income taxes	77,013	53,484	61,273	33,998	16,176
Net income	$327,430	$167,524	$102,208	$196,374	$151,113
Less: Net (income) loss attributable to noncontrolling interest	20,639	39,830	3,637	(20,668)	(14,025)
Net income attributable to National General Holdings Corp.	$348,069	$207,354	$105,845	$175,706	$137,088
Dividends on preferred stock	(33,600)	(32,492)	(31,500)	(24,333)	(14,025)
Net income attributable to National General Holdings Corp. common stockholders	$314,469	$174,862	$74,345	$151,373	$123,063
Per common share data:
Basic earnings per share	$2.78	$1.62	$0.70	$1.43	$1.25
Weighted average shares outstanding - basic	113,200	107,660	106,588	105,952	98,242
Diluted earnings per share	$2.73	$1.59	$0.68	$1.40	$1.22
Weighted average shares outstanding - diluted	116,097	110,822	108,752	108,278	100,724
Dividends declared per common share	$0.18	$0.16	$0.16	$0.14	$0.09
Insurance Ratios
Net loss ratio(6)	69.3%	71.3%	71.9%	69.9%	69.7%
Net operating expense ratio (non-GAAP)(7)(8)	23.7%	23.5%	26.4%	26.0%	24.2%
Net combined ratio (non-GAAP)(7)(8)(9)	93.0%	94.8%	98.3%	95.9%	93.9%
Insurance Ratios Before Amortization and Impairment (non-GAAP)
Net operating expense ratio before amortization and impairment (non-GAAP)(10)	22.8%	22.7%	24.7%	23.6%	22.4%
Net combined ratio before amortization and impairment (non-GAAP)(10)(11)	92.1%	94.0%	96.6%	93.5%	92.1%

	As of December 31,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data	(amounts in thousands)
Investments	$4,854,998	$4,226,806	$3,649,788	$3,631,064	$2,785,510
Cash, cash equivalents and restricted cash	$164,463	$233,583	$357,484	$285,900	$282,277
Premiums and other receivables, net	$1,428,948	$1,399,812	$1,324,321	$1,091,774	$694,577
Reinsurance recoverable	$1,394,308	$1,611,738	$1,294,165	$948,236	$897,232
Intangible assets, net and Goodwill	$545,151	$560,120	$578,223	$626,084	$461,312
Total assets	$9,756,534	$9,439,280	$8,439,743	$7,238,028	$5,556,192
Unpaid loss and loss adjustment expense reserves	$2,886,414	$2,957,159	$2,663,557	$2,273,866	$1,762,575
Unearned premiums and other revenue	$2,312,241	$2,280,728	$2,032,605	$1,701,286	$1,257,598
Debt	$686,006	$705,795	$713,710	$752,001	$491,537
Total liabilities	$7,139,040	$7,238,409	$6,486,318	$5,320,670	$4,029,034
Common stock and additional paid-in capital	$1,066,768	$1,058,912	$918,818	$914,851	$901,170
Preferred stock	$450,000	$450,000	$420,000	$420,000	$220,000
Noncontrolling interest	$(31,960)	$(19,967)	$24,856	$31,918	$22,840
Total stockholders’ equity	$2,617,494	$2,200,871	$1,953,425	$1,917,358	$1,527,158

(1) Results of operations were affected by our various acquisitions and reinsurance transactions from 2015 to 2019, and a disposition in 2019. Bargain purchase gain or gain on sale of a business is recorded in other income (expense).
(2) Premiums ceded to related parties were not material for the years ended December 31, 2019, 2018, 2017 and 2016, and amounted to $1,578 for the year ended December 31, 2015.
(3) Earnings (losses) of equity method investments, including those with related parties, are recorded in net investment income.
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
(7) Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income, service and fee income and other general and administrative expenses (arbitration award / litigation settlement expense). Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation of net operating expense, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Consolidated Results of Operations.”
(8) Net operating expense ratio (non-GAAP) is calculated by dividing the net operating expense by net earned premium. Net operating expense consists of the sum of acquisition costs and other underwriting expenses and general and administrative expenses less ceding commission income, service and fee income and other general and administrative expenses (arbitration award / litigation settlement expense).
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

The discussion of our financial condition and results of operations for the year ended December 31, 2017 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated by reference into this MD&A.

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
National General Insurance Online, Inc.
National General Premier Insurance Company
New South Insurance Company
Standard Property and Casualty Insurance Company

Accident and Health:
Direct General Life Insurance Company
National Health Insurance Company

Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). On September 5, 2019, A.M. Best affirmed our A- rating including our subsidiary National Farmers Union Property and Casualty Company, which we acquired on August 1, 2019. We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

On December 2, 2019, we sold our Euro Accident Health and Care Insurance Sweden operation to a Swedish investment company focused on Nordic healthcare investments.

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

The operating results of insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. In addition, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather. Our operating results for the year ended December 31, 2019 have been negatively impacted by losses resulting from severe weather-related events.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2019, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.7x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we are able to invest cash from premiums for significant periods of time. We invest our capital and surplus in accordance with state and regulatory guidelines. Our net investment income was $141.2 million, $119.0 million and $102.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. We held 3.3% and 5.2% in cash, cash equivalents and restricted cash of our total invested assets as of December 31, 2019 and 2018, respectively.

Our most significant balance sheet liability is our unpaid loss and loss adjustment expense (“LAE”) reserves. As of December 31, 2019 and 2018, our reserves, net of reinsurance recoverable on unpaid losses, were $1.8 billion and $1.7 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the notes to our consolidated financial statements.

Use of estimates and assumptions. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our principal estimates include unpaid losses and LAE reserves; deferred acquisition costs; reinsurance recoverable, including the provision for uncollectible amounts; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of stock-based awards for stock compensation; the valuation of intangibles and the determination of goodwill and goodwill impairment; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

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

Reserves for loss and loss adjustment expense. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances.

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

In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates. On a quarterly basis, we review our reserves for loss and LAE to determine whether further adjustments are required. Any resulting adjustments are included in the period in which adjustments are determined. Additional information regarding the judgments and uncertainties surrounding our estimated reserves for loss and LAE can be found in Item 1, “Business-Loss Reserves.”

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

Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue to the extent the ceding commission exceeds acquisition costs. Reinsurance recoverable is reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums and losses, and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract under deposit accounting.

Deferred acquisition costs. Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, and other direct sales costs that are directly related to the successful acquisition of insurance policies. These costs, net of ceding allowances, are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned. Anticipated investment income is considered in determining the recoverability of these costs. We believe that these costs are recoverable.

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

Investments. We account for our investments in debt securities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt Securities,” and certain equity investments with ASC 321, “Investments - Equity Securities.” In accordance with ASC 320, our debt securities are classified as available for sale and are measured at fair value with unrealized gains and losses reported as a separate component of comprehensive income. Equity investments (except those accounted for under the equity method, and those that result in consolidation of the investee and certain other investments) are measured at fair value with all gains and losses reported in net income in accordance with ASC 321. We may sell our available-for-sale and equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale and equity securities are reported at their estimated fair values based on quoted market prices or recognized pricing services.

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

Intangible assets that have finite lives, including but not limited to, agent and customer relationships and trademarks, are amortized over the estimated useful life of the asset. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. Generally intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.

Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value of loss and LAE reserves by recording the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (e.g., over the estimated payout period of the acquired loss and LAE reserves). We assign fair values to intangible assets acquired based on valuation techniques including the income and market approaches. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess (deficiency) of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill or bargain purchase gain. We expense costs associated with the acquisition of a business in the period incurred.

Noncontrolling Interest. Non-redeemable noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. We have no ownership interest in the Reciprocal Exchanges. Therefore, the difference between the value of their assets and liabilities represent the value of the noncontrolling interest.

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

Level 3 assets are unobservable inputs supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using non-binding broker quotes, pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Income taxes. We join our subsidiaries in the filing of a consolidated federal income tax return and are party to federal income tax allocation agreement. The Reciprocal Exchanges are not party to federal income tax allocation agreement but file separate tax returns annually. Deferred income taxes reflect the impact of temporary differences between the amount of our assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset and liability primarily consists of book versus tax differences for earned premiums, loss and LAE reserve discounting, deferred acquisition costs, earned but unbilled premiums, and unrealized holding gains and losses on debt securities.

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

Net gains and losses on investments. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment loss. We report net unrealized gains (losses) on debt securities classified as available for sale within accumulated other comprehensive income (loss) in our balance sheet. We report all gains (losses) on equity securities within net gains (losses) on investments in our statement of income. Net gains and losses on investments include foreign exchange gains and losses which are generated by the remeasurement of financial statement balances that are denominated or stated in another currency into the functional currency.

Other income. Other income represents the bargain purchase gain or the gain on sale of a business.

Loss and loss adjustment expense. Loss and LAE represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle, and we revise our estimates as we receive additional information about the condition of claimants and the costs of their medical treatment. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.

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

Net operating expense. These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income, service and fee income and other general and administrative expenses (arbitration award / litigation settlement expense).

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

Net operating expense ratio, net operating expense ratio before amortization and impairment, net combined ratio and net combined ratio before amortization and impairment are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. We use net operating expense ratio (non-GAAP), net operating expense ratio before amortization and impairment (non-GAAP), net combined ratio (non-GAAP) and net combined ratio before amortization and impairment (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by us. For a reconciliation of net operating expense, see “Results of Operations - Consolidated Results of Operations” below.

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$5,135,633	$447,447	$—	$5,583,080	$4,969,517	$448,923	$(1,601)	$5,416,839
Ceded premiums	(1,145,484)	(212,975)	—	(1,358,459)	(1,325,369)	(265,358)	1,601	(1,589,126)
Net premium written	$3,990,149	$234,472	$—	$4,224,621	$3,644,148	$183,565	$—	$3,827,713
Change in unearned premium	(82,338)	(24,241)	—	(106,579)	(98,707)	3,196	—	(95,511)
Net earned premium	$3,907,811	$210,231	$—	$4,118,042	$3,545,441	$186,761	$—	$3,732,202
Ceding commission income	174,952	63,501	—	238,453	167,948	56,749	—	224,697
Service and fee income	705,006	5,755	(68,796)	641,965	625,463	5,751	(69,631)	561,583
Total underwriting revenues	$4,787,769	$279,487	$(68,796)	$4,998,460	$4,338,852	$249,261	$(69,631)	$4,518,482
Underwriting expenses:
Loss and loss adjustment expense	2,677,356	177,112	—	2,854,468	2,499,508	162,718	—	2,662,226
Acquisition costs and other underwriting expenses	782,328	45,039	—	827,367	693,283	41,983	—	735,266
General and administrative expenses	1,024,574	85,994	(68,796)	1,041,772	923,921	83,756	(69,631)	938,046
Total underwriting expenses	$4,484,258	$308,145	$(68,796)	$4,723,607	$4,116,712	$288,457	$(69,631)	$4,335,538
Underwriting income (loss)	$303,511	$(28,658)	$—	$274,853	$222,140	$(39,196)	$—	$182,944
Net investment income	142,174	8,638	(9,579)	141,233	119,852	8,875	(9,693)	119,034
Net gain (loss) on investments	13,603	(130)	—	13,473	(26,179)	(3,366)	—	(29,545)
Other income	26,428	—	—	26,428	—	—	—	—
Interest expense	(51,544)	(9,579)	9,579	(51,544)	(51,425)	(9,693)	9,693	(51,425)
Income (loss) before provision (benefit) for income taxes	$434,172	$(29,729)	$—	$404,443	$264,388	$(43,380)	$—	$221,008
Provision (benefit) for income taxes	86,103	(9,090)	—	77,013	57,034	(3,550)	—	53,484
Net income (loss)	$348,069	$(20,639)	$—	$327,430	$207,354	$(39,830)	$—	$167,524
Net loss attributable to noncontrolling interest	—	20,639	—	20,639	—	39,830	—	39,830
Net income attributable to NGHC	$348,069	$—	$—	$348,069	$207,354	$—	$—	$207,354
Dividends on preferred stock	(33,600)	—	—	(33,600)	(32,492)	—	—	(32,492)
Net income attributable to NGHC common stockholders	$314,469	$—	$—	$314,469	$174,862	$—	$—	$174,862

	Year Ended December 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	68.5%	84.2%	—%	69.3%	70.5%	87.1%	—%	71.3%
Net operating expense ratio (non-GAAP)	23.4%	29.4%	—%	23.7%	23.0%	33.9%	—%	23.5%
Net combined ratio (non-GAAP)	91.9%	113.6%	—%	93.0%	93.5%	121.0%	—%	94.8%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	68.5%	84.2%	—%	69.3%	70.5%	87.1%	—%	71.3%
Net operating expense ratio before amortization and impairment (non-GAAP)	22.5%	29.4%	—%	22.8%	22.1%	33.8%	—%	22.7%
Net combined ratio before amortization and impairment (non-GAAP)	91.0%	113.6%	—%	92.1%	92.6%	120.9%	—%	94.0%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$4,535,802	$317,724	$(78,375)	$4,775,151	$4,168,137	$298,150	$(79,324)	$4,386,963
Less: Loss and loss adjustment expense	2,677,356	177,112	—	2,854,468	2,499,508	162,718	—	2,662,226
Less: Interest expense	51,544	9,579	(9,579)	51,544	51,425	9,693	(9,693)	51,425
Less: Ceding commission income	174,952	63,501	—	238,453	167,948	56,749	—	224,697
Less: Service and fee income	705,006	5,755	(68,796)	641,965	625,463	5,751	(69,631)	561,583
Less: Other general and administrative expenses	14,273	—	—	14,273	10,000	—	—	10,000
Net operating expense	$912,671	$61,777	$—	$974,448	$813,793	$63,239	$—	$877,032
Net earned premium	$3,907,811	$210,231	$—	$4,118,042	$3,545,441	$186,761	$—	$3,732,202
Net operating expense ratio (non-GAAP)	23.4%	29.4%	—%	23.7%	23.0%	33.9%	—%	23.5%

Net operating expense	$912,671	$61,777	$—	$974,448	$813,793	$63,239	$—	$877,032
Less: Non-cash amortization of intangible assets	34,665	71	—	34,736	31,323	44	—	31,367
Net operating expense before amortization and impairment	$878,006	$61,706	$—	$939,712	$782,470	$63,195	$—	$845,665
Net earned premium	$3,907,811	$210,231	$—	$4,118,042	$3,545,441	$186,761	$—	$3,732,202
Net operating expense ratio before amortization and impairment (non-GAAP)	22.5%	29.4%	—%	22.8%	22.1%	33.8%	—%	22.7%

On August 1, 2019, we completed the acquisition of National Farmers Union Property and Casualty Company (“Farmers Union Insurance”). The purchase price for the transaction was approximately $52.8 million.

In 2017, we entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering our auto line of business. Effective January 1, 2019, we ceded 7.0% of net liability. On July 1, 2019, we renewed our Auto Quota Share Agreement for a two-year term. Effective July 1, 2019, we ceded 10.0% of net liability with the ability to increase the cession to up to 30.0% and decrease the cession down to 5.0% under certain conditions. We receive a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 64.7% or less and a minimum of 30.0% if the loss ratio is 67.5% or higher. Effective January 1, 2020, we cede 5.0% of net liability under new and renewal auto policies written.

In 2017, we entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering our homeowners line of business. On July 1, 2019, we renewed our HO Quota Share Agreement for a one-year term. Effective July 1, 2019, we cede 40.0% of net liability and receive a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. The weighted average expected ceding commission for all in-force business and new and renewal homeowners business is 37.5% over the contract term.

On December 2, 2019, we sold our Euro Accident Health and Care Insurance Sweden operation (“Euroaccident”) to an investor group focused on Nordic healthcare investments. The sale price for this transaction was $139.0 million and resulted in a $26.4 million gain recorded in other income.

Farmers Union Insurance, and the Auto Quota Share and the HO Quota Share Agreements (collectively, the “Quota Shares”) impacted our P&C segment. The sale of Euroaccident impacted our A&H segment. As a result of these transactions, comparisons between the 2019 and 2018 results will be less meaningful.

Consolidated Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Gross premium written. Gross premium written increased by $166.2 million, or 3.1%, from $5,416.8 million for the year ended December 31, 2018 to $5,583.1 million for the year ended December 31, 2019, due to an increase of $95.7 million from the P&C segment, primarily driven by the acquisition of Farmers Union Insurance ($77.3 million); and an increase of $70.5 million from the A&H segment primarily as a result of growth in our small group self-funded and individual products ($81.4 million), partially offset by the fourth quarter sale of our international business.

Net premium written. Net premium written increased by $396.9 million, or 10.4%, from $3,827.7 million for the year ended December 31, 2018 to $4,224.6 million for the year ended December 31, 2019. Net premium written for the P&C segment increased by $362.8 million for the year ended December 31, 2019 compared to the same period in 2018, primarily as a result of decreased ceded premium to the Quota Shares ($232.0 million) upon commencement of the reduced Auto Quota Share Agreement cession in 2019, the acquisition of Farmers Union Insurance ($71.8 million) and decreased ceded premium by the Reciprocal Exchanges ($50.9 million). Net premium written for the A&H segment increased by $34.1 million for the year ended December 31, 2019 compared to the same period in 2018, primarily as a result of growth in our small group self-funded and individual products ($66.0 million), partially offset by the fourth quarter sale of our international business.

Net earned premium. Net earned premium increased by $385.8 million, or 10.3%, from $3,732.2 million for the year ended December 31, 2018 to $4,118.0 million for the year ended December 31, 2019. The change by segment was: P&C increased by $339.2 million and A&H increased by $46.6 million. The increase in the P&C segment was attributable to organic growth ($185.1 million), decreased ceded earned premium to the Quota Shares ($57.2 million), the acquisition of Farmers Union Insurance ($73.4 million), and an increase in the Reciprocal Exchanges ($23.5 million). The increase in the A&H segment was primarily due to growth in our small group self-funded and individual products ($66.3 million), partially offset by the fourth quarter sale of our international business.

Ceding commission income. Ceding commission income increased by $13.8 million, from $224.7 million for the year ended December 31, 2018 to $238.5 million for the year ended December 31, 2019.

Service and fee income. Service and fee income increased by $80.4 million, or 14.3%, from $561.6 million for the year ended December 31, 2018 to $642.0 million for the year ended December 31, 2019, primarily driven by our group administration fees and third party technology services fees.

The components of service and fee income are as follows:

	Year Ended December 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Commission revenue	$170,962	$163,321	$7,641	4.7%
Finance and processing fees	134,499	125,593	8,906	7.1%
Group health administrative fees	100,951	79,411	21,540	27.1%
Installment fees	97,997	92,785	5,212	5.6%
Late payment fees	34,519	33,851	668	2.0%
Other service and fee income	103,037	66,622	36,415	54.7%
Total	$641,965	$561,583	$80,382	14.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $192.2 million, or 7.2%, from $2,662.2 million for the year ended December 31, 2018 to $2,854.5 million for the year ended December 31, 2019, primarily reflecting decreased ceded losses to the Quota Shares ($94.2 million), the acquisition of Farmers Union Insurance ($54.1 million) and unfavorable prior year loss development. The changes by segment were: P&C increased by $202.9 million and A&H decreased by $10.7 million. Losses related to P&C weather-related events, excluding the Reciprocal Exchanges, were $51.2 million in 2019 compared to $128.7 million in 2018, a decrease of $77.5 million year over year.

Loss and LAE for the year ended December 31, 2019 included $5.2 million of unfavorable development on prior accident year loss and LAE reserves. The development was composed of $50.5 million of unfavorable development in the P&C segment (including $3.9 million of unfavorable development for the Reciprocal Exchanges) primarily driven by the small business auto product line, and $45.4 million of favorable development in the A&H segment primarily driven by overall improvement in loss ratio estimates. Loss and LAE for the year ended December 31, 2018 included $34.0 million of favorable development on prior accident year loss and LAE reserves. The development was composed of $3.1 million of favorable development in the P&C segment (including $1.7 million of unfavorable development for the Reciprocal Exchanges), and $31.0 million of favorable development in the A&H segment primarily driven by favorable development in the domestic A&H stop loss and short-term medical products.

Our consolidated net loss ratio decreased from 71.3% for the year ended December 31, 2018 to 69.3% for the year ended December 31, 2019.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $92.1 million, or 12.5%, from $735.3 million for the year ended December 31, 2018 to $827.4 million for the year ended December 31, 2019, due to an increase of $54.5 million in the P&C segment and an increase of $37.6 million in the A&H segment, primarily due to premium growth.

General and administrative expenses. General and administrative expenses increased by $103.7 million, or 11.1%, from $938.0 million for the year ended December 31, 2018 to $1,041.8 million for the year ended December 31, 2019, primarily due to an increase of $47.1 million in the P&C segment, and an increase of $52.4 million in the A&H segment. The increase in the P&C segment was primarily driven by the acquisition of Farmers Union Insurance, while the increase in the A&H segment was primarily due to domestic organic growth.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $97.4 million, or 11.1%, from $877.0 million for the year ended December 31, 2018 to $974.4 million for the year ended December 31, 2019, due to an increase of $74.8 million from the P&C segment and an increase of $22.6 million from the A&H segment. The increase in the P&C segment was primarily driven by increased general and administrative expenses, the acquisition of Farmers Union Insurance and decreased cession to the Quota Shares in 2019.

The consolidated net operating expense ratio increased from 23.5% for the year ended December 31, 2018 to 23.7% for the year ended December 31, 2019. Excluding the Reciprocal Exchanges, the net operating expense ratio was 23.4% and 23.0% for the years ended December 31, 2019 and 2018, respectively. The Reciprocal Exchanges’ net operating expense ratio was 29.4% and 33.9% for the years ended December 31, 2019 and 2018, respectively.

Net investment income. Net investment income increased by $22.2 million, or 18.6%, from $119.0 million for the year ended December 31, 2018 to $141.2 million for the year ended December 31, 2019. The increase was primarily due to increased income from our debt securities.
Net gain (loss) on investments. Net gain (loss) on investments increased by $43.0 million, from a $29.5 million loss for the year ended December 31, 2018 to a $13.5 million gain for the year ended December 31, 2019. The increase was mainly attributable to sales at gain from repositioning our debt securities portfolio.

Interest expense. Interest expense for the years ended December 31, 2019 and 2018 was $51.5 million and $51.4 million, respectively.

Provision for income taxes. Income tax expense increased by $23.5 million, from $53.5 million for the year ended December 31, 2018, reflecting an effective tax rate of 24.2%, to $77.0 million for the year ended December 31, 2019, reflecting an effective tax rate of 19.0%.

P&C Segment - Results of Operations

	Year Ended December 31,
	2019				2018
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$4,367,016	$447,447	$—	$4,814,463	$4,271,408	$448,923	$(1,601)	$4,718,730
Ceded premiums	(1,037,473)	(212,975)	—	(1,250,448)	(1,253,799)	(265,358)	1,601	(1,517,556)
Net premium written	$3,329,543	$234,472	$—	$3,564,015	$3,017,609	$183,565	$—	$3,201,174
Change in unearned premium	(84,751)	(24,241)	—	(108,992)	(88,581)	3,196	—	(85,385)
Net earned premium	$3,244,792	$210,231	$—	$3,455,023	$2,929,028	$186,761	$—	$3,115,789
Ceding commission income	164,013	63,501	—	227,514	160,945	56,749	—	217,694
Service and fee income	455,519	5,755	(68,796)	392,478	439,483	5,751	(69,631)	375,603
Total underwriting revenues	$3,864,324	$279,487	$(68,796)	$4,075,015	$3,529,456	$249,261	$(69,631)	$3,709,086
Underwriting expenses:
Loss and loss adjustment expense	2,366,676	177,112	—	2,543,788	2,178,163	162,718	—	2,340,881
Acquisition costs and other underwriting expenses	559,980	45,039	—	605,019	508,557	41,983	—	550,540
General and administrative expenses	756,093	85,994	(68,796)	773,291	712,113	83,756	(69,631)	726,238
Total underwriting expenses	$3,682,749	$308,145	$(68,796)	$3,922,098	$3,398,833	$288,457	$(69,631)	$3,617,659
Underwriting income (loss)	$181,575	$(28,658)	$—	$152,917	$130,623	$(39,196)	$—	$91,427

Underwriting ratios:
Net loss ratio	72.9%	84.2%	—%	73.6%	74.4%	87.1%	—%	75.1%
Net operating expense ratio (non-GAAP)	21.5%	29.4%	—%	21.9%	21.2%	33.9%	—%	21.9%
Net combined ratio (non-GAAP)	94.4%	113.6%	—%	95.5%	95.6%	121.0%	—%	97.0%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	72.9%	84.2%	—%	73.6%	74.4%	87.1%	—%	75.1%
Net operating expense ratio before amortization and impairment (non-GAAP)	20.6%	29.4%	—%	21.1%	20.4%	33.8%	—%	21.2%
Net combined ratio before amortization and impairment (non-GAAP)	93.5%	113.6%	—%	94.7%	94.8%	120.9%	—%	96.3%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$3,682,749	$308,145	$(68,796)	$3,922,098	$3,398,833	$288,457	$(69,631)	$3,617,659
Less: Loss and loss adjustment expense	2,366,676	177,112	—	2,543,788	2,178,163	162,718	—	2,340,881
Less: Ceding commission income	164,013	63,501	—	227,514	160,945	56,749	—	217,694
Less: Service and fee income	455,519	5,755	(68,796)	392,478	439,483	5,751	(69,631)	375,603
Net operating expense	$696,541	$61,777	$—	$758,318	$620,242	$63,239	$—	$683,481
Net earned premium	$3,244,792	$210,231	$—	$3,455,023	$2,929,028	$186,761	$—	$3,115,789
Net operating expense ratio (non-GAAP)	21.5%	29.4%	—%	21.9%	21.2%	33.9%	—%	21.9%

Net operating expense	$696,541	$61,777	$—	$758,318	$620,242	$63,239	$—	$683,481
Less: Non-cash amortization of intangible assets	27,920	71	—	27,991	23,960	44	—	24,004
Net operating expense before amortization and impairment	$668,621	$61,706	$—	$730,327	$596,282	$63,195	$—	$659,477
Net earned premium	$3,244,792	$210,231	$—	$3,455,023	$2,929,028	$186,761	$—	$3,115,789
Net operating expense ratio before amortization and impairment (non-GAAP)	20.6%	29.4%	—%	21.1%	20.4%	33.8%	—%	21.2%

P&C Segment Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Gross premium written. Gross premium written increased by $95.7 million, or 2.0%, from $4,718.7 million for the year ended December 31, 2018 to $4,814.5 million for the year ended December 31, 2019, primarily driven by the acquisition of Farmers Union Insurance ($77.3 million).

Net premium written. Net premium written increased by $362.8 million, or 11.3%, from $3,201.2 million for the year ended December 31, 2018 to $3,564.0 million for the year ended December 31, 2019, primarily as a result of decreased ceded premium to the Quota Shares ($232.0 million) upon commencement of the reduced Auto Quota Share Agreement cession in 2019, the acquisition of Farmers Union Insurance ($71.8 million) and decreased ceded premium by the Reciprocal Exchanges ($50.9 million).

Net earned premium. Net earned premium increased by $339.2 million, or 10.9%, from $3,115.8 million for the year ended December 31, 2018 to $3,455.0 million for the year ended December 31, 2019, attributable to organic growth ($185.1 million), decreased ceded earned premium to the Quota Shares ($57.2 million), the acquisition of Farmers Union Insurance ($73.4 million), and an increase in the Reciprocal Exchanges ($23.5 million).

Ceding commission income. Ceding commission income increased by $9.8 million, from $217.7 million for the year ended December 31, 2018 to $227.5 million for the year ended December 31, 2019.

Service and fee income. Service and fee income increased by $16.9 million, from $375.6 million for the year ended December 31, 2018 to $392.5 million for the year ended December 31, 2019.

The components of service and fee income are as follows:

	Year Ended December 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Finance and processing fees	$128,302	$121,058	$7,244	6.0%
Installment fees	97,997	92,785	5,212	5.6%
Commission revenue	87,486	93,235	(5,749)	(6.2)%
Late payment fees	34,210	33,765	445	1.3%
Other service and fee income	44,483	34,760	9,723	28.0%
Total	$392,478	$375,603	$16,875	4.5%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $202.9 million, or 8.7%, from $2,340.9 million for the year ended December 31, 2018 to $2,543.8 million for the year ended December 31, 2019, primarily reflecting decreased ceded losses to the Quota Shares ($94.2 million), the acquisition of Farmers Union Insurance ($54.1 million) and unfavorable prior year loss development. Losses related to weather-related events, excluding the Reciprocal Exchanges, were $51.2 million in 2019 compared to $128.7 million in 2018, a decrease of $77.5 million year over year.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 75.1% for the year ended December 31, 2018 to 73.6% for the year ended December 31, 2019. Excluding the Reciprocal Exchanges, the net loss ratio was 72.9% and 74.4% for the years ended December 31, 2019 and 2018, respectively. The Reciprocal Exchanges’ net loss ratio was 84.2% and 87.1% for the years ended December 31, 2019 and 2018, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $54.5 million, from $550.5 million for the year ended December 31, 2018 to $605.0 million for the year ended December 31, 2019. The increase was primarily due to premium growth.

General and administrative expenses. General and administrative expenses increased by $47.1 million, from $726.2 million for the year ended December 31, 2018 to $773.3 million for the year ended December 31, 2019. The increase was primarily driven by organic growth and the acquisition of Farmers Union Insurance.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $74.8 million, or 10.9%, from $683.5 million for the year ended December 31, 2018 to $758.3 million for the year ended December 31, 2019. The increase was primarily driven by increased general and administrative expenses, the acquisition of Farmers Union Insurance and decreased cession to the Quota Shares in 2019. Our P&C segment net operating expense ratio was 21.9% for the year ended December 31, 2018 compared to 21.9% for the year ended December 31, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $61.5 million, or 67.3%, from $91.4 million for the year ended December 31, 2018 to $152.9 million for the year ended December 31, 2019. The increase was primarily driven by organic growth, partially offset by decreased cession to the Quota Shares in 2019. Our P&C segment net combined ratio decreased from 97.0% for the year ended December 31, 2018 to 95.5% for the year ended December 31, 2019. The decrease in net combined ratio was driven by lower net loss ratio.

A&H Segment - Results of Operations

	Year Ended December 31,
	2019	2018
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$768,617	$698,109
Ceded premiums	(108,011)	(71,570)
Net premium written	$660,606	$626,539
Change in unearned premium	2,413	(10,126)
Net earned premium	$663,019	$616,413
Ceding commission income	10,939	7,003
Service and fee income	249,487	185,980
Total underwriting revenues	$923,445	$809,396
Underwriting expenses:
Loss and loss adjustment expense	310,680	321,345
Acquisition costs and other underwriting expenses	222,348	184,726
General and administrative expenses	254,208	201,808
Total underwriting expenses	$787,236	$707,879
Underwriting income	$136,209	$101,517

Underwriting ratios:
Net loss ratio	46.9%	52.1%
Net operating expense ratio (non-GAAP)	32.6%	31.4%
Net combined ratio (non-GAAP)	79.5%	83.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	46.9%	52.1%
Net operating expense ratio before amortization and impairment (non-GAAP)	31.6%	30.2%
Net combined ratio before amortization and impairment (non-GAAP)	78.5%	82.3%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$787,236	$707,879
Less: Loss and loss adjustment expense	310,680	321,345
Less: Ceding commission income	10,939	7,003
Less: Service and fee income	249,487	185,980
Net operating expense	$216,130	$193,551
Net earned premium	$663,019	$616,413
Net operating expense ratio (non-GAAP)	32.6%	31.4%

Net operating expense	$216,130	$193,551
Less: Non-cash amortization of intangible assets	6,745	7,363
Net operating expense before amortization and impairment	$209,385	$186,188
Net earned premium	$663,019	$616,413
Net operating expense ratio before amortization and impairment (non-GAAP)	31.6%	30.2%

A&H Segment Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Gross premium written. Gross premium written increased by $70.5 million, or 10.1%, from $698.1 million for the year ended December 31, 2018 to $768.6 million for the year ended December 31, 2019, primarily as a result of growth in our small group self-funded and individual products ($81.4 million), partially offset by the fourth quarter sale of our international business.

Net premium written. Net premium written increased by $34.1 million, or 5.4%, from $626.5 million for the year ended December 31, 2018 to $660.6 million for the year ended December 31, 2019, primarily as a result of growth in our small group self-funded and individual products ($66.0 million), partially offset by the fourth quarter sale of our international business.

Net earned premium. Net earned premium increased by $46.6 million, or 7.6%, from $616.4 million for the year ended December 31, 2018 to $663.0 million for the year ended December 31, 2019, primarily due to growth in our small group self-funded and individual products ($66.3 million), partially offset by the fourth quarter sale of our international business.

Service and fee income. Service and fee income increased by $63.5 million, or 34.1%, from $186.0 million for the year ended December 31, 2018 to $249.5 million for the year ended December 31, 2019, primarily driven by our group administration fees and third party technology services fees.

The components of service and fee income are as follows:

	Year Ended December 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Group health administrative fees	$100,951	$79,411	$21,540	27.1%
Commission revenue	83,476	70,086	13,390	19.1%
Finance and processing fees	6,197	4,535	1,662	36.6%
Other service and fee income	58,863	31,948	26,915	84.2%
Total	$249,487	$185,980	$63,507	34.1%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $10.7 million, from $321.3 million for the year ended December 31, 2018 to $310.7 million for the year ended December 31, 2019. Our A&H net loss ratio decreased from 52.1% for the year ended December 31, 2018 to 46.9% for the year ended December 31, 2019. The loss ratio decrease was primarily as a result of favorable prior year loss development of $45.4 million in 2019, compared to a $31.0 million favorable prior year loss development in 2018.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $37.6 million, or 20.4%, from $184.7 million for the year ended December 31, 2018 to $222.3 million for the year ended December 31, 2019, primarily from domestic organic growth.

General and administrative expenses. General and administrative expenses increased by $52.4 million, or 26.0%, from $201.8 million for the year ended December 31, 2018 to $254.2 million for the year ended December 31, 2019, primarily from domestic organic growth.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $22.6 million, or 11.7%, from $193.6 million for the year ended December 31, 2018 to $216.1 million for the year ended December 31, 2019. Our A&H net operating expense ratio increased from 31.4% for the year ended December 31, 2018 to 32.6% for the year ended December 31, 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $34.7 million, or 34.2%, from $101.5 million for the year ended December 31, 2018 to $136.2 million for the year ended December 31, 2019. The increase was primarily due to domestic organic growth. Our A&H net combined ratio decreased from 83.5% for the year ended December 31, 2018 to 79.5% for the year ended December 31, 2019. The net combined ratio decrease was primarily due to lower net loss ratio due to higher favorable prior year loss development in 2019 compared to 2018, partially offset by higher operating expense ratio.

Balance Sheets

	December 31, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,152,109	$324,249	$—	$4,476,358
Equity securities, at fair value	5,257	—	—	5,257
Short-term investments	62,108	5,245	—	67,353
Other investments	413,486	—	(107,456)	306,030
Total investments	4,632,960	329,494	(107,456)	4,854,998
Cash and cash equivalents	134,983	959	—	135,942
Restricted cash and cash equivalents	28,497	24	—	28,521
Accrued investment income	63,752	2,001	(34,826)	30,927
Premiums and other receivables, net	1,373,089	55,859	—	1,428,948
Deferred acquisition costs	240,216	23,307	—	263,523
Reinsurance recoverable	1,275,183	119,125	—	1,394,308
Prepaid reinsurance premiums	469,853	105,894	—	575,747
Property and equipment, net	403,586	241	—	403,827
Intangible assets, net	362,598	3,225	—	365,823
Goodwill	179,328	—	—	179,328
Prepaid and other assets	91,121	3,521	—	94,642
Total assets	$9,255,166	$643,650	$(142,282)	$9,756,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,680,628	$205,786	$—	$2,886,414
Unearned premiums and other revenue	2,059,688	252,553	—	2,312,241
Reinsurance payable	527,155	35,689	—	562,844
Accounts payable and accrued expenses	306,869	43,323	(34,826)	315,366
Debt	686,006	107,456	(107,456)	686,006
Other liabilities	345,366	30,803	—	376,169
Total liabilities	$6,605,712	$675,610	$(142,282)	$7,139,040
Stockholders’ equity:
Common stock	$1,134	$—	$—	$1,134
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,065,634	—	—	1,065,634
Accumulated other comprehensive income	74,548	—	—	74,548
Retained earnings	1,058,138	—	—	1,058,138
Total National General Holdings Corp. Stockholders’ Equity	2,649,454	—	—	2,649,454
Noncontrolling interest	—	(31,960)	—	(31,960)
Total stockholders’ equity	$2,649,454	$(31,960)	$—	$2,617,494
Total liabilities and stockholders’ equity	$9,255,166	$643,650	$(142,282)	$9,756,534

	December 31, 2018
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$3,263,949	$297,083	$—	$3,561,032
Equity securities, at fair value	10,949	—	—	10,949
Short-term investments	331,221	17,328	—	348,549
Other investments	407,580	—	(101,304)	306,276
Total investments	4,013,699	314,411	(101,304)	4,226,806
Cash and cash equivalents	193,858	—	—	193,858
Restricted cash and cash equivalents	39,525	200	—	39,725
Accrued investment income	50,981	1,596	(25,400)	27,177
Premiums and other receivables, net	1,338,485	61,327	—	1,399,812
Deferred acquisition costs	231,401	20,007	—	251,408
Reinsurance recoverable	1,494,670	117,068	—	1,611,738
Prepaid reinsurance premiums	529,241	136,433	—	665,674
Property and equipment, net	306,309	1,695	—	308,004
Intangible assets, net	376,532	3,405	—	379,937
Goodwill	180,183	—	—	180,183
Prepaid and other assets	150,377	4,581	—	154,958
Total assets	$8,905,261	$660,723	$(126,704)	$9,439,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,778,689	$178,470	$—	$2,957,159
Unearned premiums and other revenue	2,014,965	265,763	—	2,280,728
Reinsurance payable	615,872	40,393	—	656,265
Accounts payable and accrued expenses	390,338	33,120	(25,400)	398,058
Debt	705,795	101,304	(101,304)	705,795
Other liabilities	178,764	61,640	—	240,404
Total liabilities	$6,684,423	$680,690	$(126,704)	$7,238,409
Stockholders’ equity:
Common stock	$1,129	$—	$—	$1,129
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,057,783	—	—	1,057,783
Accumulated other comprehensive loss	(52,130)	—	—	(52,130)
Retained earnings	764,056	—	—	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,220,838	—	—	2,220,838
Noncontrolling interest	—	(19,967)	—	(19,967)
Total stockholders’ equity	$2,220,838	$(19,967)	$—	$2,200,871
Total liabilities and stockholders’ equity	$8,905,261	$660,723	$(126,704)	$9,439,280

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, debt securities and, to a lesser extent, other investments. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our debt securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local governments, U.S. denominated corporate obligations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, commercial mortgage obligations, and structured securities primarily consisting of collateralized loan and debt obligations.

The average yield on our investment portfolio was 3.1% for both years ended December 31, 2019 and 2018, and the average duration of the portfolio was 4.2 years as of December 31, 2019 and 2018.

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $140.0 million outstanding as of December 31, 2019. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $403.0 million and $287.9 million as of December 31, 2019 and 2018, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2019, 2018 and 2017, there were $7.0 million, $156.7 million and $339.4 million, respectively, of dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $2.8 billion, $2.5 billion and $2.5 billion in the years ended December 31, 2019, 2018 and 2017, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments increased from $4.0 billion at December 31, 2017 to $4.5 billion at December 31, 2018, and increased to $5.0 billion at December 31, 2019. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We file a consolidated Federal income tax return and participate in a Federal income tax allocation agreement. Under the tax allocation agreement, each subsidiary computes and pays to the Company its respective share of the federal income tax liability primarily based on separate return calculations. The Reciprocal Exchanges are not a party to the tax allocation agreement and file separate tax returns.

The following table is a summary of our statement of cash flows:

	Year Ended December 31,
	2019	2018	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$521,611	$598,133	$(76,522)	(12.8)%
Net cash used in investing activities	(498,251)	(790,774)	292,523	(37.0)%
Net cash (used in) provided by financing activities	(89,361)	73,463	(162,824)	(221.6)%
Effect of exchange rate changes on cash and cash equivalents	(3,119)	(4,723)	1,604	(34.0)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(69,120)	$(123,901)	$54,781	(44.2)%

Comparison of Years Ended December 31, 2019 and 2018

Net cash provided by operating activities decreased by $76.5 million, primarily due to higher claim payments and settlement of reinsurance balances in 2019.

Net cash used in investing activities decreased by $292.5 million, primarily due to increased cash received from sales of investments and sale of a business in 2019 compared to 2018.

Net cash provided by financing activities decreased by $162.8 million, primarily due to cash received from issuance of common and preferred stock in 2018 compared to 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Reinsurance

We utilize various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit our exposure. Reinsurance agreements transfer portions of the underlying risk of the business we write. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or the recoverables are fully collateralized. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

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

For more information about our reinsurance agreements, see Note 9 “Reinsurance” in the notes to our consolidated financial statements.

Debt

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes for the years ended December 31, 2019, 2018 and 2017 was $23.6 million, $23.6 million and $23.7 million, respectively.

7.625% Subordinated Notes due 2055

We have $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bear interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes for the years ended December 31, 2019, 2018 and 2017 was $7.6 million, $7.6 million and $7.5 million, respectively.

Subordinated Debentures

We have junior subordinated debentures (the “Subordinated Debentures”) relating to the issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41.2 million and $30.9 million mature in 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the years ended December 31, 2019, 2018 and 2017, was $4.5 million, $4.3 million and $3.8 million, respectively.

Revolving Credit Agreement

On February 25, 2019 we refinanced our existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340.0 million base revolving credit facility with a letter of credit sublimit of $150.0 million and an expansion feature of up to $50.0 million. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by us under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on our consolidated leverage ratio, which rate was 0.225% as of December 31, 2019). The 2019 Credit Agreement has a maturity date of February 25, 2023. As of December 31, 2019, there was $140.0 million outstanding under the 2019 Credit Agreement.

For more information about our debt, including other outstanding debt, ranking and restrictive covenants, refer to Note 11, “Debt” in the notes to our consolidated financial statements.

Preferred Stock

For information about our preferred stock, refer to Note 15, “Stockholders’ Equity” in the notes to our consolidated financial statements.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2019:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(amounts in thousands)
Loss and LAE reserves(1)	$2,886,414	$1,490,041	$788,438	$228,816	$379,119
Debt and interest(2)	1,131,457	47,153	83,964	546,728	453,612
Operating leases	146,414	28,913	48,344	34,857	34,300
Finance lease obligations	22,930	7,547	9,184	3,438	2,761
Employment agreement obligations	12,639	5,560	5,021	2,058	—
Contributions to partnerships	6,213	2,301	1,530	650	1,732
Total	$4,206,067	$1,581,515	$936,481	$816,547	$871,524

(1)
The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2019, and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business - Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors - Risks Relating to Our Business - If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.

(2)
The interest related to our debt by period as of December 31, 2019 was as follows: $40.8 million - less than 1 year, $81.0 million - 1 - 3 years, $56.7 million - 3 - 5 years and $281.4 million - more than 5 years.

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

We address the credit risk related to the issuers of our debt securities by investing primarily in debt securities that are rated “BBB-” or higher by Standard & Poor’s. We also monitor the financial condition of all issuers of our debt securities. To limit our risk exposure, we employ diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or the recoverables are fully collateralized, by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had debt securities with a fair value of $4.5 billion as of December 31, 2019, that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of December 31, 2019, to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available for sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of December 31, 2019.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$4,101,463	$(374,895)	(11.3)%
100 basis point increase	4,289,067	(187,291)	(5.7)
No change	4,476,358	—	—
100 basis point decrease	4,663,380	187,022	5.6
200 basis point decrease	4,848,120	371,762	11.2

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of December 31, 2019, we held $662.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million were fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our assessment of the effectiveness of disclosure controls and procedures excludes the operations and related assets of the National Farmers Union Property and Casualty Company, which closed on July 31, 2019. We are in the process of evaluating internal control over financial reporting for National Farmers Union Property and Casualty Company and, accordingly, have excluded its controls from our evaluation of disclosure controls and procedures. For the year ended December 31, 2019, National Farmers Union Property and Casualty Company’s revenues related to operations represented 1.5% of our consolidated total revenues. As of December 31, 2019, the National Farmers Union Property and Casualty Company’s assets related to operations represented less than 2.1% of our consolidated total assets.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2019 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National General Holdings Corp.:

Opinion on Internal Control over Financial Reporting
We have audited National General Holdings Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National General Holdings Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of National Farmers Union Property and Casualty Company, which is included in the 2019 consolidated financial statements of the Company and constituted 2.1% of total assets, as of December 31, 2019 and 1.5% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of National Farmers Union Property and Casualty Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of National General Holdings Corp. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held April 29, 2020 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Information About our Executive Officers,” “Certain Relationships and Related Transactions — Family Relationships,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Audit Committee,” “Corporate Governance  — Board Committees” and “Security Ownership of Management — Delinquent Section 16(a) Reports.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 29, 2020.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Oversight of Risk Management,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “CEO Compensation Pay Ratio” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 29, 2020.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2019, under our equity incentive plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,059,218	$9.83	2,462,558
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,059,218	$9.83	2,462,558

(1) Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 18, “Stock-Based Compensation” in the notes to our consolidated financial statements.
(2) Only applies to outstanding options, as restricted stock units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 29, 2020.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 29, 2020.

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

(b)	Schedules: See Item 15(a).

(c)	Exhibits Index

Exhibit No.	Exhibit Description
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

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.2	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)
4.3
Registration Rights Agreement, dated as of October 16, 2009, by and among the Company, The Michael Karfunkel 2005 Grantor Retained Annuity Trust, Michael Karfunkel and AmTrust International Insurance, Ltd., as assignee of AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

4.4	Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
4.5	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.6	Form of stock certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
4.7	Form of 6.750% Notes due 2024 (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014)
4.8	Form of 7.625% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.11) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)
4.9
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

4.11
Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)

Exhibit No.	Exhibit Description
4.12
Deposit Agreement, dated March 27, 2015, among National General Holdings Corp., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)

4.13
Deposit Agreement, dated July 7, 2016, among National General Holdings Corp., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)

4.14	Form of depositary receipt (included as Exhibit A to Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.15	Form of depositary receipt (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
10.1*	National General Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.2*	Form of Non-Qualified Stock Option Agreement under the NGHC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.3*	Form of Restricted Share Unit Agreement under the NGHC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
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
10.11*
Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.12*
Employment Agreement, dated as of January 1, 2013, by and between National General Management Corp. and Michael Weiner (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

10.13
Credit Agreement, dated February 25, 2019, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank as Co-Syndication Agents, and Associated Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019)

10.14
Amended and Restated Credit Agreement, dated September 20, 2016, among AmTrust Financial Services, Inc. as Administrative Agent, ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Exhibit Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The Cover Page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	NATIONAL GENERAL HOLDINGS CORP.
February 20, 2020	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry Karfunkel	Chief Executive Officer, Co-Chairman and Director (Principal Executive Officer)	February 20, 2020
Barry Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Michael Weiner

/s/ Lawrence J. Moloney	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Lawrence J. Moloney

/s/ Robert Karfunkel	President, Co-Chairman and Director	February 20, 2020
Robert Karfunkel

/s/ Barry Zyskind	Director	February 20, 2020
Barry Zyskind

/s/ Donald DeCarlo	Director	February 20, 2020
Donald DeCarlo

/s/ Patrick Fallon	Director	February 20, 2020
Patrick Fallon

/s/ Barbara Paris	Director	February 20, 2020
Barbara Paris

/s/ John Marshaleck	Director	February 20, 2020
John Marshaleck

/s/ John Nichols	Director	February 20, 2020
John Nichols

NATIONAL GENERAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National General Holdings Corp.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National General Holdings Corp. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

Valuation of incurred but not reported reserves
Description of the Matter
At December 31, 2019, the Company’s unpaid losses and loss adjustment expense reserves were $2,886 million of which a significant portion is incurred but not reported reserves. As explained in Note 8 of the consolidated financial statements, the unpaid loss and loss adjustment expense reserves represent management’s estimate of the ultimate liability for claims that have been reported, claims that have been incurred but not reported, and expenses associated with processing and settling claims. Incurred but not reported reserves includes a provision for claims that have occurred but have not yet been reported, as well as a provision for future development on reported claims. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies applied to project the ultimate costs and the selection of assumptions such as severity, frequency, payment patterns that are used to determine loss factors and initial expected loss ratios.

Auditing management’s estimate of incurred but not reported reserves was complex due to the highly judgmental nature of the significant assumptions used in the valuation of the estimate. The significant judgment was primarily due to the sensitivity of management’s estimate to the actuarial methods applied and the assumptions used in the determination of the loss factors and ultimate costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s incurred but not reported reserving process. This included, among others, controls over the review and approval processes that management has in place for the methods and assumptions used in estimating the incurred but not reported reserves.

To test the Company’s estimate of incurred but not reported reserves, our audit procedures included among others, the assistance of our actuarial specialists to assess the selection and the weighting of actuarial methods used by management with those methods and weightings used in prior periods and those used in the industry. To evaluate the assumptions used in the actuarial methods, we compared the significant assumptions, including severity, frequency, payment patterns and expected loss ratios to factors historically used and current industry benchmarks. We also performed a review of historical results of the development of the loss and loss adjustment expense reserves related to prior years. In addition, we developed a range of reasonable reserve estimates including performing independent projections for a sample of lines of business and compared the range of reserve estimates to the Company’s recorded reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 20, 2020

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (Exchanges - $324,249 and $297,083)	$4,476,358	$3,561,032
Equity securities, at fair value	5,257	10,949
Short-term investments (Exchanges - $5,245 and $17,328)	67,353	348,549
Other investments (related parties - $238,841 and $233,723)	306,030	306,276
Total investments	4,854,998	4,226,806
Cash and cash equivalents (Exchanges - $959 and $0)	135,942	193,858
Restricted cash and cash equivalents (Exchanges - $24 and $200)	28,521	39,725
Accrued investment income (related parties - $2,391 and $2,362) (Exchanges - $2,001 and $1,596)	30,927	27,177
Premiums and other receivables, net (Exchanges - $55,859 and $61,327)	1,428,948	1,399,812
Deferred acquisition costs (Exchanges - $23,307 and $20,007)	263,523	251,408
Reinsurance recoverable (related parties - $0 and $7,425) (Exchanges - $119,125 and $117,068)	1,394,308	1,611,738
Prepaid reinsurance premiums (Exchanges - $105,894 and $136,433)	575,747	665,674
Property and equipment, net (Exchanges - $241 and $1,695)	403,827	308,004
Intangible assets, net (Exchanges - $3,225 and $3,405)	365,823	379,937
Goodwill	179,328	180,183
Prepaid and other assets (Exchanges - $3,521 and $4,581)	94,642	154,958
Total assets	$9,756,534	$9,439,280

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Shares and Par Value per Share)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $205,786 and $178,470)	$2,886,414	$2,957,159
Unearned premiums and other revenue (Exchanges - $252,553 and $265,763)	2,312,241	2,280,728
Reinsurance payable (Exchanges - $35,689 and $40,393)	562,844	656,265
Accounts payable and accrued expenses (related parties - $639 and $69,874) (Exchanges - $8,497 and $7,720)	315,366	398,058
Debt	686,006	705,795
Other liabilities (Exchanges - $30,803 and $61,640)	376,169	240,404
Total liabilities	$7,139,040	$7,238,409
Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 113,368,811 shares - 2019; authorized 150,000,000 shares, issued and outstanding 112,940,595 shares - 2018.	$1,134	$1,129
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2019; authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2018. Aggregate liquidation preference $450,000 - 2019, $450,000 - 2018.	450,000	450,000
Additional paid-in capital	1,065,634	1,057,783
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(202)	(14,461)
Unrealized gains (losses) on investments, net of tax	74,750	(37,669)
Total accumulated other comprehensive income (loss)	74,548	(52,130)
Retained earnings	1,058,138	764,056
Total National General Holdings Corp. Stockholders’ Equity	2,649,454	2,220,838
Noncontrolling interest	(31,960)	(19,967)
Total stockholders’ equity	$2,617,494	$2,200,871
Total liabilities and stockholders’ equity	$9,756,534	$9,439,280

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net earned premium	$4,118,042	$3,732,202	$3,654,176
Ceding commission income	238,453	224,697	116,456
Service and fee income	641,965	561,583	502,927
Net investment income	141,233	119,034	101,950
Net gain (loss) on investments	13,473	(29,545)	46,763
Other income (expense)	26,428	—	(198)
Total revenues	5,179,594	4,607,971	4,422,074
Expenses:
Loss and loss adjustment expense	2,854,468	2,662,226	2,626,082
Acquisition costs and other underwriting expenses	827,367	735,266	672,429
General and administrative expenses	1,041,772	938,046	912,996
Interest expense	51,544	51,425	47,086
Total expenses	4,775,151	4,386,963	4,258,593
Income before provision for income taxes	404,443	221,008	163,481
Provision for income taxes	77,013	53,484	61,273
Net income	327,430	167,524	102,208
Net loss attributable to noncontrolling interest	20,639	39,830	3,637
Net income attributable to NGHC	348,069	207,354	105,845
Dividends on preferred stock	(33,600)	(32,492)	(31,500)
Net income attributable to NGHC common stockholders	$314,469	$174,862	$74,345

Earnings per common share (“EPS”):
Basic EPS	$2.78	$1.62	$0.70
Diluted EPS	$2.73	$1.59	$0.68

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$327,430	$167,524	$102,208

Other comprehensive income:
Foreign currency translation adjustment	18,055	(8,425)	(6,317)
Income tax effect	(3,796)	1,774	827
Total foreign currency translation adjustment, net of tax	14,259	(6,651)	(5,490)

Gross unrealized gain (loss) on investments before reclassifications	172,968	(71,936)	41,477
Income tax effect	(36,323)	15,107	(8,710)
Total change in net unrealized gain (loss) on investments, net of tax	136,645	(56,829)	32,767
Reclassification adjustments for investments gain/loss to net income:
Net realized (gain) loss on investments	(19,721)	18,270	(63,298)
Other-than-temporary impairment loss	—	—	25
Income tax effect	4,141	(3,837)	13,288
Total (gain) loss on investments reclassifications to net income, net of tax	(15,580)	14,433	(49,985)

Other comprehensive income (loss) before income tax effect	171,302	(62,091)	(28,113)
Income tax effect	(35,978)	13,044	5,405
Other comprehensive income (loss), net of tax	135,324	(49,047)	(22,708)
Comprehensive income	462,754	118,477	79,500
Comprehensive loss attributable to noncontrolling interest	11,993	44,823	6,758
Comprehensive income attributable to NGHC	$474,747	$163,300	$86,258

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2019, 2018 and 2017

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2017	106,428,092	$1,064	2,565,000	$420,000	$913,787	$11,475	$539,114	$31,918	$1,917,358
Cumulative-effect adjustment of change to AOCI related to tax reform	—	—	—	—	—	—	1,438	(61)	1,377
Net income (loss)	—	—	—	—	—	—	105,845	(3,637)	102,208
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,490)	—	—	(5,490)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(14,097)	—	(3,121)	(17,218)
Purchase of noncontrolling interest	—	—	—	—	(3,843)	—	—	(243)	(4,086)
Common stock dividends declared	—	—	—	—	—	—	(17,034)	—	(17,034)
Preferred stock dividends declared	—	—	—	—	—	—	(31,500)	—	(31,500)
Common stock issued under employee stock plans and exercises of stock options	347,809	3	—	—	1,256	—	—	—	1,259
Shares withheld related to net share settlement	(78,253)	—	—	—	(1,773)	—	—	—	(1,773)
Stock-based compensation	—	—	—	—	8,324	—	—	—	8,324
Balance December 31, 2017	106,697,648	1,067	2,565,000	420,000	917,751	(8,112)	597,863	24,856	1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	—	—	207,354	(39,830)	167,524
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(6,651)	—	—	(6,651)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	(37,403)	—	(4,993)	(42,396)
Issuance of common stock	5,750,000	58	—	—	132,172	—	—	—	132,230
Issuance of preferred stock	—	—	120	30,000	(110)	—	—	—	29,890
Common stock dividends declared	—	—	—	—	—	—	(17,463)	—	(17,463)
Preferred stock dividends declared	—	—	—	—	—	—	(32,492)	—	(32,492)
Common stock issued under employee stock plans and exercises of stock options	618,147	4	—	—	1,974	—	—	—	1,978
Shares withheld related to net share settlement	(125,200)	—	—	—	(3,024)	—	—	—	(3,024)
Stock-based compensation	—	—	—	—	9,020	—	—	—	9,020
Balance December 31, 2018	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands, Except Shares) Years Ended December 31, 2019, 2018 and 2017

	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2019	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	—	—	348,069	(20,639)	327,430
Foreign currency translation adjustment, net of tax	—	—	—	—	—	14,259	—	—	14,259
Change in unrealized loss on investments, net of tax	—	—	—	—	—	112,419	—	8,646	121,065
Common stock dividends declared	—	—	—	—	—	—	(20,387)	—	(20,387)
Preferred stock dividends declared	—	—	—	—	—	—	(33,600)	—	(33,600)
Common stock issued under employee stock plans and exercises of stock options	578,201	5	—	—	589	—	—	—	594
Shares withheld related to net share settlement	(149,985)	—	—	—	(3,734)	—	—	—	(3,734)
Stock-based compensation	—	—	—	—	10,996	—	—	—	10,996
Balance December 31, 2019	113,368,811	$1,134	2,565,120	$450,000	$1,065,634	$74,548	$1,058,138	$(31,960)	$2,617,494

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$327,430	$167,524	$102,208
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments and gain on sale of a business	(39,901)	29,545	(46,763)
Bad debt expense	88,247	74,214	63,819
Depreciation, amortization and goodwill impairment	96,279	86,346	103,303
Stock-based compensation expense	10,996	9,020	8,324
Other, net	3,644	11,685	30,220
Changes in assets and liabilities:
Accrued investment income	(5,553)	(7,568)	5,129
Premiums and other receivables	(112,627)	(168,445)	(276,557)
Deferred acquisition costs	(15,055)	(38,713)	4,751
Reinsurance recoverable	194,648	(318,344)	(347,848)
Prepaid reinsurance premiums	93,257	(148,552)	(360,152)
Prepaid expenses and other assets	58,086	(17,785)	(17,543)
Unpaid loss and loss adjustment expense reserves	(62,965)	302,730	382,299
Unearned premiums and other revenue	(21,474)	265,102	328,753
Reinsurance payable	(42,355)	259,699	298,925
Accounts payable and accrued expenses	(7,983)	98,276	(82,188)
Other liabilities	(43,063)	(6,601)	120,621
Net cash provided by operating activities	521,611	598,133	317,301
Cash flows from investing activities:
Purchases of:
Debt securities	(2,140,359)	(1,802,668)	(2,144,879)
Equity securities	—	(1,297)	(33,374)
Short-term investments	(2,773,361)	(2,919,422)	(5,728,031)
Other investments	(5,848)	(37,722)	(59,384)
Property and equipment	(91,664)	(102,390)	(95,668)
Proceeds from:
Sale of debt securities, available-for-sale	974,474	1,010,339	2,078,119
Maturity of debt securities, available-for-sale	347,948	314,685	27,805
Sale of equity securities	1,700	28,384	22,207
Sale of short-term investments	3,066,577	2,610,788	5,707,331
Sale and return of other investments	15,033	121,982	73,778
Sale of a business, net of cash and cash equivalents sold	92,290	—	—
Other investing activities, net	14,959	(13,453)	(19,376)
Net cash used in investing activities	$(498,251)	$(790,774)	$(171,472)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from debt	$—	$—	$140,000
Payments of debt issuance costs	(1,134)	—	—
Repayments of debt, principal payments under capital leases obligations and purchase of noncontrolling interests	(32,306)	(39,000)	(172,839)
Issuance of common stock, net (fees $0 - 2019, $5,770 - 2018, and $0 - 2017)	—	132,230	—
Issuance of preferred stock, net (fees $0 - 2019, $110 - 2018, and $0 - 2017)	—	29,890	—
Issuance of common stock — employee share options	594	1,978	1,259
Taxes paid related to net share settlement of equity awards	(3,734)	(3,024)	(1,773)
Dividends paid to common shareholders	(19,239)	(17,111)	(17,050)
Dividends paid to preferred shareholders	(33,542)	(31,500)	(31,500)
Net cash (used in) provided by financing activities	(89,361)	73,463	(81,903)
Effect of exchange rate changes on cash and cash equivalents	(3,119)	(4,723)	7,658
Net (decrease) increase in cash, cash equivalents, and restricted cash	(69,120)	(123,901)	71,584
Cash, cash equivalents, and restricted cash at beginning of the year	233,583	357,484	285,900
Cash, cash equivalents, and restricted cash at end of the year	$164,463	$233,583	$357,484

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$38,723	$26,763	$20,800
Cash paid for interest	42,159	44,884	49,498
Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	5,669	4,518	4,268
Accrued preferred stock dividends	8,925	8,867	7,875

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Organization

National General Holdings Corp. (the “Company” or “NGHC”) is an insurance holding company formed under the laws of the state of Delaware. The Company provides, through its wholly-owned subsidiaries, a variety of insurance products, including personal and small business automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. The insurance is sold through a network of independent agents, relationships with affinity partners, direct-response marketing programs and retail storefronts. The Company is licensed to operate throughout the fifty states and the District of Columbia.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

As of December 31, 2018, the Company reclassified finance lease liabilities in the amount of $30,346 from “Other liabilities” to “Debt” on the consolidated balance sheets to conform to the current-year presentation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s principal estimates include unpaid losses and loss adjustment expense reserves; deferred acquisition costs; reinsurance recoverable, including the provision for uncollectible amounts; recording of impairment losses for other-than-temporary declines in fair value; determining the fair value of investments; determining the fair value of stock-based awards for stock compensation; the valuation of intangibles and the determination of goodwill and goodwill impairment; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from estimates.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased. Certain securities with original maturities of 90 days or less that are held as a portion of fixed maturity portfolios are classified as short-term investments.

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

Short-term Investments

Short-term investments include commercial paper, U.S. Treasury bills and money market funds with maturities between 91 days and less than one year at the date of acquisition.

Deferred Acquisition Costs

Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, and other direct sales costs that are directly related to successful acquisition of insurance policies. These costs, net of ceding allowances, are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned. Anticipated investment income is considered in determining the recoverability of these costs. Management believes that these costs are recoverable.

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

Loss and Loss Adjustment Expense

Loss and loss adjustment expense (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through the period end. The reserves for unpaid losses and LAE represent the accumulation of estimates for both reported losses and those incurred but not reported relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverables are recognized at the time losses are incurred and netted against the provision for losses. Insurance liabilities are based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed and adjustments are included in the period in which adjustments are determined.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value of loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset (net loss reserve discount) or another liability (net loss reserve plus a risk premium), as applicable and is amortized proportionately to the reduction in the related loss reserves (e.g., over the estimated payout period of the acquired loss and LAE reserves). The Company assigns fair values to intangible assets acquired based on valuation techniques including the income and market approaches. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess (deficiency) of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill or bargain purchase gain. The Company expenses costs associated with the acquisition of a business in the period incurred.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards of Codification (“ASC”) 350, “Intangibles - Goodwill and Other.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset and is not amortized. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in general and administrative expenses in the consolidated statements of income.

Intangible assets that have finite lives, including but not limited to, agent and customer relationships and trademarks, are amortized over the estimated useful life of the asset. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. Generally intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.

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

As of December 31, 2019 and 2018, the Company had the following major types of investments:

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

(iii)	Equity securities consisted of common stock carried at fair value. Gains or losses on equity securities are reported within net gain (loss) on investments.

(iv)
Short-term investments are carried at amortized cost, which approximates fair value, and includes investments with maturities between 91 days and less than one year at the date of acquisition. Income from short-term investments is reported within net investment income.

(v)
Other investments consisted of equity method investments, in which the company has the power to influence the operating or financial decisions but does not require consolidation; notes receivable; long-term certificates of deposits; and other instruments carried at fair value and at cost or amortized cost. Income from other investments is reported within net investment income.

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

Stock Compensation Expense

The Company recognizes stock-based compensation expense including stock options and Restricted Stock Units (“RSUs”), to be measured based on the grant date fair value of the awards, with the resulting expense recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. The majority of the Company’s awards are earned over a service period of three or four years.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the number of weighted average common shares outstanding. Dilutive earnings per share are computed by dividing income available to common stockholders, adjusted for the effects of the presumed issuance of potential common shares, by the number of weighted average common shares outstanding, plus potentially issuable shares, such as options, unvested stock-based payment awards and convertible securities.

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

Income Taxes

The Company joins its subsidiaries in the filing of a consolidated Federal income tax return and is party to a Federal income tax allocation agreement. Under the tax allocation agreement, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s Federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated Federal return. The Reciprocal Exchanges are not party to the tax allocation agreement and file separate tax returns.

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

Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Earned premiums and losses and LAE incurred ceded to other companies have been recorded as a reduction of premium revenue and losses and LAE. Commissions allowed by reinsurers on business ceded have been recorded as ceding commission revenue to the extent the ceding commission exceeds acquisition costs. Reinsurance recoverable is reported based on the portion of reserves and paid losses and LAE that are ceded to other companies. If the Company determines that a reinsurance contract does not transfer sufficient risk, it accounts for the contract under deposit accounting.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

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

The consolidated financial statements also include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges” or “Exchanges”), VIEs of which the Company is the primary beneficiary. The Company does not own the Reciprocal Exchanges but is paid a fee to manage them.

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

Noncontrolling Interest

Non-redeemable noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. The Company has no ownership interest in the Reciprocal Exchanges. Therefore, the difference between the value of their assets and liabilities represent the value of the noncontrolling interest.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2019 and 2018, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers, see Note 9, “Reinsurance” for additional information about concentration of credit risk. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

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
January 1, 2019
The Company adopted the standard as of the beginning of the year of adoption using the modified retrospective transition approach and did not adjust prior comparative periods. On January 1, 2019, the Company recorded the recognition of the ROU asset and lease liability net of deferred rent, inducement costs and deferred tax impact of $85,000, in both assets and liabilities on its consolidated balance sheets. The adoption of the standard did not have a material effect on the Company’s results of operations and had no impact on cash flows. See Note 12, “Leases” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Recent Accounting Standards, Not Yet Adopted

Standard	Description	Effective Date	Effect on the Company
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments.
This standard significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. Companies will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Companies will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326 and impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies that an entity should include recoveries when estimating the allowance for credit losses. The FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which eases transition to the credit losses standard by providing the option to measure certain types of assets at fair value. The standard requires using a modified retrospective approach, recognizing a cumulative-effect adjustment as of the beginning of the first reporting period in which the standard is effective.
January 1, 2020
The Company estimates that the credit allowance to be a reduction in opening retained earnings of less than $10,000, pre-tax, driven by premiums receivable and reinsurance recoverable as of the adoption date. Upon adoption, the standard did not have a material impact in the Company’s other financial assets and certain other instruments.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
This standard establishes a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value.
		January 1, 2020	The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.
This standard simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things.
		January 1, 2021	The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures.
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and related amendments.
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
		January 1, 2022	The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

3. Investments

(a) Available-For-Sale Debt Securities

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$65,037	$1,992	$(23)	$67,006
Federal agencies	3,907	8	—	3,915
States and political subdivision bonds	298,345	4,778	(1,441)	301,682
Foreign government	1,762	40	—	1,802
Corporate bonds	1,859,736	59,184	(2,357)	1,916,563
Residential mortgage-backed securities	1,265,830	15,747	(4,117)	1,277,460
Commercial mortgage-backed securities	585,044	27,261	(112)	612,193
Asset-backed securities	74,465	1,194	(48)	75,611
Structured securities	222,565	226	(2,665)	220,126
Total	$4,376,691	$110,430	$(10,763)	$4,476,358
NGHC	$4,057,501	$104,951	$(10,343)	$4,152,109
Reciprocal Exchanges	319,190	5,479	(420)	324,249
Total	$4,376,691	$110,430	$(10,763)	$4,476,358

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$64,829	$1,026	$(262)	$65,593
Federal agencies	37,842	22	(389)	37,475
States and political subdivision bonds	274,367	1,369	(3,539)	272,197
Foreign government	151,443	993	(70)	152,366
Corporate bonds	1,283,061	3,094	(25,450)	1,260,705
Residential mortgage-backed securities	944,365	716	(19,965)	925,116
Commercial mortgage-backed securities	548,192	3,757	(6,974)	544,975
Asset-backed securities	60,563	705	(121)	61,147
Structured securities	249,947	99	(8,588)	241,458
Total	$3,614,609	$11,781	$(65,358)	$3,561,032
NGHC	$3,311,639	$11,206	$(58,896)	$3,263,949
Reciprocal Exchanges	302,970	575	(6,462)	297,083
Total	$3,614,609	$11,781	$(65,358)	$3,561,032

As of December 31, 2019 and 2018, the Company had no OTTI in AOCI related to available-for-sale debt securities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2019, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$61,536	$61,749	$110	$110	$61,646	$61,859
Due after one year through five years	879,910	904,718	115,566	117,815	995,476	1,022,533
Due after five years through ten years	1,043,657	1,072,865	92,236	93,239	1,135,893	1,166,104
Due after ten years	241,110	243,216	17,227	17,382	258,337	260,598
Mortgage-backed securities	1,831,288	1,869,561	94,051	95,703	1,925,339	1,965,264
Total	$4,057,501	$4,152,109	$319,190	$324,249	$4,376,691	$4,476,358

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available for sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,903	$(23)	$500	$—	$20,403	$(23)
States and political subdivision bonds	106,103	(1,415)	2,580	(26)	108,683	(1,441)
Corporate bonds	586,817	(2,253)	5,976	(104)	592,793	(2,357)
Residential mortgage-backed securities	410,484	(4,074)	3,983	(43)	414,467	(4,117)
Commercial mortgage-backed securities	18,250	(105)	748	(7)	18,998	(112)
Asset-backed securities	5,406	(29)	920	(19)	6,326	(48)
Structured securities	40,979	(94)	109,880	(2,571)	150,859	(2,665)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)
NGHC	$1,104,244	$(7,654)	$117,681	$(2,689)	$1,221,925	$(10,343)
Reciprocal Exchanges	83,698	(339)	6,906	(81)	90,604	(420)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$474	$(2)	$21,540	$(260)	$22,014	$(262)
Federal agencies	23,729	(351)	1,493	(38)	25,222	(389)
States and political subdivision bonds	57,090	(902)	119,759	(2,637)	176,849	(3,539)
Foreign government	45,748	(70)	—	—	45,748	(70)
Corporate bonds	586,359	(12,891)	321,115	(12,559)	907,474	(25,450)
Residential mortgage-backed securities	234,396	(1,637)	551,623	(18,328)	786,019	(19,965)
Commercial mortgage-backed securities	13,229	(239)	148,700	(6,735)	161,929	(6,974)
Asset-backed securities	25,978	(78)	1,494	(43)	27,472	(121)
Structured securities	222,154	(8,136)	6,167	(452)	228,321	(8,588)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)
NGHC	$1,115,823	$(22,668)	$1,018,975	$(36,228)	$2,134,798	$(58,896)
Reciprocal Exchanges	93,334	(1,638)	152,916	(4,824)	246,250	(6,462)
Total	$1,209,157	$(24,306)	$1,171,891	$(41,052)	$2,381,048	$(65,358)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on debt securities reported above were primarily caused by the effects of the interest rate environment. Therefore, the Company does not believe the unrealized losses represent an OTTI as of December 31, 2019 and 2018.

There were 1,337 and 1,662 individual security lots at December 31, 2019 and 2018, respectively, that accounted for the gross unrealized loss, none of which are deemed by the Company to be other-than-temporary impairments. As of December 31, 2019 and 2018, of the $2,770 and $41,052, respectively, of unrealized losses in unrealized loss positions for a period of twelve or more consecutive months, none of those securities were greater than or equal to 25% of its amortized cost.

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

Among the factors that management considers for debt securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery. When a debt security has been determined to have an other-than-temporary impairment and the Company does not have the intention to sell, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in AOCI. Future increases or decreases in fair value, if not other-than-temporary, are included in AOCI. For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairment charges due to non-credit factors.

The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate bonds and residential and commercial mortgage-backed or structured securities. For corporate bond securities, the split between the credit and non-credit losses is driven by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed and structured securities, cash flow estimates, including prepayment assumptions, are based on data from third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the debt security.

(c) Equity Securities

The fair values of equity securities were as follows:

	December 31,
	2019	2018
Common stock	$5,257	$10,949
Total	$5,257	$10,949
NGHC	$5,257	$10,949
Reciprocal Exchanges	—	—
Total	$5,257	$10,949

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(d) Net Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Cash and short-term investments	$4,075	$1,659	$1,506
Debt securities	124,379	107,077	106,002
Equity securities	6	665	345
Other, net (1)	17,347	13,932	2,289
Investment income	145,807	123,333	110,142
Investment expenses	(4,574)	(4,299)	(8,192)
Net investment income	$141,233	$119,034	$101,950
NGHC	$132,595	$110,159	$92,625
Reciprocal Exchanges	8,638	8,875	9,325
Net investment income	$141,233	$119,034	$101,950

(1) Includes $7,718, $4,876, and $(4,141), income (expense) from related parties, for the years ended December 31, 2019, 2018 and 2017, respectively.

(e) Net Gain (Loss) on Investments

The table below indicates realized gains and losses on investments. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Year Ended December 31,
	2019	2018	2017
Debt securities, available-for-sale:
Gross gains	$19,870	$4,590	$58,405
Gross losses	(3,457)	(22,860)	(3,754)
Net gain (loss) on debt securities, available-for-sale	16,413	(18,270)	54,651
Equity securities	(3,992)	(12,305)	(9,562)
OTTI on investments	—	(3,000)	(25)
Other, net	1,052	4,030	1,699
Net gain (loss) on investments	$13,473	$(29,545)	$46,763
NGHC	$13,603	$(26,179)	$40,640
Reciprocal Exchanges	(130)	(3,366)	6,123
Net gain (loss) on investments	$13,473	$(29,545)	$46,763

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Net gains and losses recognized during the reporting period on equity securities and debt securities classified as trading still held at the reporting date were as follows:

	Year Ended December 31,
	2019	2018	2017
	Equity Securities	Equity Securities	Equity Securities and Debt Securities
Net losses recognized during the year	$(3,992)	$(12,305)	$(20,096)
Less: Net losses recognized during the year on securities sold during the year	—	(864)	(11,851)
Net losses recognized during the reporting period on securities still held at the reporting date	$(3,992)	$(11,441)	$(8,245)

(f) Credit Quality of Investments

The tables below summarize the credit quality of debt securities, as rated by Standard & Poor’s (“S&P”). If a security is not rated by S&P, an S&P equivalent is determined based on ratings from similar rating agencies. Securities that are not rated are included in the “BB+ and lower” category.

	NGHC			Reciprocal Exchanges
December 31, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,108	$53,599	1.3%	$12,929	$13,407	4.1%
AAA	515,869	537,508	12.9%	20,947	21,555	6.6%
AA, AA+, AA-	1,677,787	1,697,220	40.9%	120,113	121,720	37.5%
A, A+, A-	954,312	976,468	23.5%	116,747	119,041	36.7%
BBB, BBB+, BBB-	795,594	823,239	19.8%	48,021	48,093	14.8%
BB+ and lower	61,831	64,075	1.6%	433	433	0.3%
Total	$4,057,501	$4,152,109	100.0%	$319,190	$324,249	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2018	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,122	$52,759	1.6%	$12,707	$12,834	4.3%
AAA	586,639	589,078	18.0%	18,335	18,109	6.1%
AA, AA+, AA-	1,385,709	1,358,528	41.6%	142,525	140,114	47.2%
A, A+, A-	591,219	581,106	17.8%	118,535	115,618	38.9%
BBB, BBB+, BBB-	653,645	641,554	19.7%	10,834	10,374	3.5%
BB+ and lower	42,305	40,924	1.3%	34	34	—%
Total	$3,311,639	$3,263,949	100.0%	$302,970	$297,083	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

December 31, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	25.0%	12.1%	0.3%	$785,910	41.0%
Industrials	0.7%	2.7%	24.1%	29.0%	0.1%	1,083,959	56.6%
Utilities/Other	—%	—%	1.0%	1.4%	—%	46,694	2.4%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%
NGHC	0.3%	5.1%	44.0%	40.0%	0.4%	$1,720,962	89.8%
Reciprocal Exchanges	0.4%	1.2%	6.1%	2.5%	—%	195,601	10.2%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%

December 31, 2018	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	4.3%	23.1%	14.2%	0.9%	$535,373	42.5%
Industrials	0.4%	6.1%	21.5%	26.7%	0.6%	697,324	55.3%
Utilities/Other	—%	—%	1.8%	0.4%	—%	28,008	2.2%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%
NGHC	—%	6.3%	37.3%	40.6%	1.4%	$1,079,099	85.6%
Reciprocal Exchanges	0.4%	4.1%	9.1%	0.7%	0.1%	181,606	14.4%
Total	0.4%	10.4%	46.4%	41.3%	1.5%	$1,260,705	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	December 31,
	2019	2018
Cash and cash equivalents	$135,942	$193,858
Restricted cash and cash equivalents	28,521	39,725
Total cash, cash equivalents and restricted cash	$164,463	$233,583

Restricted investments are as follows:

	December 31,
	2019	2018
Securities on deposit with state regulatory authorities	$74,061	$73,119
Restricted investments to trusts in certain reinsurance transactions	49,502	70,470
Total restricted investments	$123,563	$143,589

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

(h) Other Investments

The table below summarizes the composition of other investments:

	December 31,
	2019	2018
Equity method investments (related parties - $109,612 and $106,031)	$143,511	$142,921
Notes receivable (related parties - $129,229 and $127,692) (1)	129,299	128,893
Long-term Certificates of Deposit (CDs), at cost	20,150	20,252
Investments, at fair value	4,108	6,542
Investments, at cost or amortized cost	8,962	7,668
Total	$306,030	$306,276

(1) See Note 13, “Related Party Transactions” for additional information.

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

The Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. During the years ended December 31, 2019, 2018 and 2017, the Company recorded OTTI on other investments of $0, $3,000 and $0, respectively.

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

Limited Liability Companies and Limited Partnerships

The following entities are VIEs, for which the Company is not the primary beneficiary. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% noncontrolling equity interest in a limited partnership managed by a third party. As of December 31, 2019, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table presents the Company’s 50% investment activity in the LSC Entity:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of the year	$48,324	$160,683	$185,992
Distributions	(2,500)	(118,635)	(45,127)
Contributions	258	2,000	21,040
Equity in earnings (losses)	3,395	4,276	(1,222)
Change in equity method investments	1,153	(112,359)	(25,309)
Balance, end of the year	$49,477	$48,324	$160,683

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

The Company’s equity interest in 800 Superior, LLC as of December 31, 2019 and 2018 was $9,365 and $5,125, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $1,953, $(531) and $(12), respectively, and made contributions of $2,287, $0 and $0, respectively. Additionally, the Company has a lease agreement with 800 Superior, LLC. The Company paid 800 Superior, LLC $2,967, $2,889 and $2,812 in rent for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company’s equity interest in North Dearborn as of December 31, 2019 and 2018 was $5,317 and $6,214, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded equity in earnings (losses) from North Dearborn of $(357), $(243) and $(812), respectively, and received distributions of $540, $1,125 and $0, respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2019 and 2018 was $1,074 and $793, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $281, $53 and $(160), respectively. Additionally, the Company has a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $2,422, $2,225 and $2,303 in rent for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company’s equity interest in Illinois Center as of December 31, 2019 and 2018 was $44,379 and $45,575, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded equity in earnings (losses) from Illinois Center of $(2,321), $(3,390) and $(6,645), respectively, and made contributions of $1,125, $2,250 and $5,625, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of December 31, 2019 and 2018. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$67,006	$—	$—	$67,006
Federal agencies	3,915	—	—	3,915
States and political subdivision bonds	—	298,582	3,100	301,682
Foreign government	—	1,802	—	1,802
Corporate bonds	—	1,908,235	8,328	1,916,563
Residential mortgage-backed securities	—	1,277,460	—	1,277,460
Commercial mortgage-backed securities	—	612,193	—	612,193
Asset-backed securities	—	75,611	—	75,611
Structured securities	—	220,126	—	220,126
Total available-for-sale debt securities	70,921	4,394,009	11,428	4,476,358
Equity securities:
Common stock	4,881	—	376	5,257
Total equity securities	4,881	—	376	5,257
Short-term investments	59,953	7,400	—	67,353
Other investments	—	—	4,108	4,108
Total	$135,755	$4,401,409	$15,912	$4,553,076
NGHC	$116,602	$4,091,068	$15,912	$4,223,582
Reciprocal Exchanges	19,153	310,341	—	329,494
Total	$135,755	$4,401,409	$15,912	$4,553,076

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

During the years ended December 31, 2019 and 2018, there were no transfers between Level 2 and Level 3. The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Common stock	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$1,051	$6,542	$22,956
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains (losses) for the period:
Included in earnings	—	—	(675)	(1,176)	(1,851)
Included in other comprehensive income	(496)	(3,439)	—	—	(3,935)
Sales	—	—	—	(1,258)	(1,258)
Balance as of December 31, 2019	$3,100	$8,328	$376	$4,108	$15,912
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(675)	$(1,176)	$(1,851)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(496)	$(3,439)	$—	$—	$(3,935)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Common stock	Preferred stock	Other investments	Total
Balance as of January 1, 2018	$4,081	$24,545	$5,052	$270	$10,782	$44,730
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains (losses) for the period:
Included in earnings	—	—	(4,001)	(270)	1,057	(3,214)
Included in other comprehensive income	(485)	(12,778)	—	—	—	(13,263)
Sales	—	—	—	—	(5,297)	(5,297)
Balance as of December 31, 2018	$3,596	$11,767	$1,051	$—	$6,542	$22,956
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(4,001)	$(270)	$606	$(3,665)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(485)	$(12,778)	$—	$—	$—	$(13,263)

At December 31, 2019 and 2018, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1. Other than goodwill, the Company did not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2019 and 2018. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 7, “Goodwill and Intangible Assets” for additional information on how the Company tested goodwill for impairment.

Fair value information about financial liabilities not measured at fair value

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

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		December 31, 2019		December 31, 2018
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,928	$103,560	$96,842	$90,400

6.75% Notes	Level 3	347,091	371,366	346,439	353,756
Subordinated Debentures	Level 3	72,168	72,103	72,168	72,109
2016 Credit Agreement	Level 3	—	—	160,000	163,222
2019 Credit Agreement	Level 3	140,000	148,272	—	—

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

5. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Year Ended December 31,
	2019			2018			2017
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the year	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389	$207,597	$13,325	$220,922
Additions	552,921	39,491	592,412	522,914	22,898	545,812	478,426	26,930	505,356
Amortization	(539,816)	(37,541)	(577,357)	(495,009)	(15,784)	(510,793)	(487,740)	(22,149)	(509,889)
Disposition	—	(2,940)	(2,940)	—	—	—	—	—	—
Change in DAC	13,105	(990)	12,115	27,905	7,114	35,019	(9,314)	4,781	(4,533)
End of the year	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389
NGHC	$215,986	$24,230	$240,216	$206,181	$25,220	$231,401	$177,446	$18,106	$195,552
Reciprocal Exchanges	23,307	—	23,307	20,007	—	20,007	20,837	—	20,837
Balance, end of the year	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389

6. Property and Equipment

The composition of property and equipment consisted of the following:

	December 31,
	2019			2018
	Cost	Accumulated Depreciation	Net Value	Cost	Accumulated Depreciation	Net Value
Land	$5,788	$—	$5,788	$6,073	$—	$6,073
Buildings	24,997	(2,669)	22,328	31,489	(2,554)	28,935
Leasehold improvements	34,238	(12,372)	21,866	35,469	(9,152)	26,317
Other equipment	24,627	(3,044)	21,583	28,774	(5,670)	23,104
Hardware and software	387,618	(196,294)	191,324	385,059	(161,484)	223,575
Finance lease right-of-use assets	37,515	(16,511)	21,004	—	—	—
Operating lease right-of-use assets	119,934	—	119,934	—	—	—
Total	$634,717	$(230,890)	$403,827	$486,864	$(178,860)	$308,004
NGHC	$625,658	$(222,072)	$403,586	$477,804	$(171,495)	$306,309
Reciprocal Exchanges	9,059	(8,818)	241	9,060	(7,365)	1,695
Total	$634,717	$(230,890)	$403,827	$486,864	$(178,860)	$308,004

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2019, 2018 and 2017 was $61,965, $55,928 and $39,323, respectively.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating segment may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair values of the Company’s operating subsidiary with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of impairment. As of December 31, 2019, there were no circumstances that indicate that the carrying amount of goodwill and intangible assets deemed to have an indefinite useful life may not be recoverable.

During the year ended December 31, 2019, the Company purchased certain intangible assets and completed several business acquisitions, as well as a business disposition, that were not material to the Company’s consolidated financial statements, either individually or in the aggregate.

The changes in the carrying amounts of goodwill by segments are as follows:

	Property and Casualty	Accident and Health	Total
Balance as of January 1, 2019	$100,888	$79,295	$180,183
Acquisitions	1,414	5,312	6,726
Disposition	—	(7,581)	(7,581)
Balance as of December 31, 2019	$102,302	$77,026	$179,328

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The composition of intangible assets and loss reserve premium consisted of the following:

December 31, 2019	Gross Balance	Accumulated Amortization	Net Value	Weighted-average amortization period
Agent/Customer relationships	$175,157	$(76,156)	$99,001	13.6 years
Renewal rights	48,566	(41,257)	7,309	5.8 years
Other intangibles	49,511	(27,923)	21,588	7.8 years
Total intangible assets subject to amortization	273,234	(145,336)	127,898	12.2 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	89,325	—	89,325	indefinite life
Trademarks	30,000	—	30,000	indefinite life
Total intangible assets	$511,159	$(145,336)	$365,823
NGHC	$507,259	$(144,661)	$362,598
Reciprocal Exchanges	3,900	(675)	3,225
Total intangible assets	$511,159	$(145,336)	$365,823

Net loss reserve plus a risk premium (1)	$(17,266)	$9,947	$(7,319)	6.1 years
Total	$(17,266)	$9,947	$(7,319)
NGHC	$(13,253)	$6,017	$(7,236)
Reciprocal Exchanges	(4,013)	3,930	(83)
Total	$(17,266)	$9,947	$(7,319)

December 31, 2018	Gross Balance	Accumulated Amortization	Net Value
Agent/Customer relationships	$184,617	$(72,876)	$111,741
Renewal rights	51,057	(36,342)	14,715
Other intangibles	33,901	(14,845)	19,056
Total intangible assets subject to amortization	269,575	(124,063)	145,512
Management contracts	118,600	—	118,600
State licenses	85,825	—	85,825
Trademarks	30,000	—	30,000
Total intangible assets	$504,000	$(124,063)	$379,937
NGHC	$500,100	$(123,568)	$376,532
Reciprocal Exchanges	3,900	(495)	3,405
Total intangible assets	$504,000	$(124,063)	$379,937

Net loss reserve plus a risk premium (1)	$(6,203)	$5,659	$(544)
Total	$(6,203)	$5,659	$(544)
NGHC	$(2,190)	$1,839	$(351)
Reciprocal Exchanges	(4,013)	3,820	(193)
Total	$(6,203)	$5,659	$(544)
(1) Net loss reserve plus a risk premium is recorded as a liability.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The changes in the carrying amounts of intangibles assets are as follows:

	Gross Balance	Accumulated Amortization	Net Value
Balance as of January 1, 2019	$504,000	$(124,063)	$379,937
Acquisitions	35,421	—	35,421
Amortization	—	(39,024)	(39,024)
Reclassification	(11,837)	6,924	(4,913)
Disposition	(16,425)	10,827	(5,598)
Balance as of December 31, 2019	$511,159	$(145,336)	$365,823

Intangible assets amortization expense consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Amortization	$39,024	$31,999	$59,868
Amortization of loss reserve premium	(4,288)	(632)	(1,257)
Total	$34,736	$31,367	$58,611
NGHC	$34,665	$31,323	$51,729
Reciprocal Exchanges	71	44	6,882
Total	$34,736	$31,367	$58,611

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2020	$20,385	$131	$20,516
2021	16,259	23	16,282
2022	14,559	(9)	14,550
2023	12,385	(2)	12,383
2024	11,451	(1)	11,450
Thereafter	45,398	—	45,398
Total	$120,437	$142	$120,579

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

The following tables present a reconciliation of beginning and ending balances for unpaid losses and LAE:

	Year Ended December 31, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the year	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the year	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the year	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	2,320,053	356,036	2,676,089	173,215	2,849,304
Prior year	46,623	(45,356)	1,267	3,897	5,164
Total incurred	2,366,676	310,680	2,677,356	177,112	2,854,468
Paid losses and LAE related to:
Current year	(1,430,072)	(219,234)	(1,649,306)	(111,380)	(1,760,686)
Prior year	(841,613)	(109,653)	(951,266)	(44,611)	(995,877)
Total paid	(2,271,685)	(328,887)	(2,600,572)	(155,991)	(2,756,563)
Acquired losses and LAE reserves	92,574	—	92,574	—	92,574
Disposed losses and LAE reserves	—	(87,890)	(87,890)	—	(87,890)
Net balance at end of the year	1,512,386	140,608	1,652,994	121,612	1,774,606
Plus: Reinsurance recoverable at end of the year	1,016,368	11,266	1,027,634	84,174	1,111,808
Gross balance at end of the year	$2,528,754	$151,874	$2,680,628	$205,786	$2,886,414

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2018
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the year	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557
Less: Reinsurance recoverable at beginning of the year	(1,067,495)	(9,840)	(1,077,335)	(52,408)	(1,129,743)
Net balance at beginning of the year	1,203,056	239,813	1,442,869	90,945	1,533,814
Incurred losses and LAE related to:
Current year	2,182,923	352,322	2,535,245	161,015	2,696,260
Prior year	(4,760)	(30,977)	(35,737)	1,703	(34,034)
Total incurred	2,178,163	321,345	2,499,508	162,718	2,662,226
Paid losses and LAE related to:
Current year	(1,336,359)	(188,014)	(1,524,373)	(110,053)	(1,634,426)
Prior year	(720,039)	(117,653)	(837,692)	(43,119)	(880,811)
Total paid	(2,056,398)	(305,667)	(2,362,065)	(153,172)	(2,515,237)
Unrealized foreign exchange gain	—	(8,786)	(8,786)	—	(8,786)
Net balance at end of the year	1,324,821	246,705	1,571,526	100,491	1,672,017
Plus: Reinsurance recoverable at end of the year	1,182,588	24,575	1,207,163	77,979	1,285,142
Gross balance at end of the year	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159

	Year Ended December 31, 2017
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the year	$1,936,391	$200,400	$2,136,791	$137,075	$2,273,866
Less: Reinsurance recoverable at beginning of the year	(827,672)	(10,933)	(838,605)	(42,192)	(880,797)
Net balance at beginning of the year	1,108,719	189,467	1,298,186	94,883	1,393,069
Incurred losses and LAE related to:
Current year	2,172,506	327,289	2,499,795	118,938	2,618,733
Prior year	15,273	(8,826)	6,447	902	7,349
Total incurred	2,187,779	318,463	2,506,242	119,840	2,626,082
Paid losses and LAE related to:
Current year	(1,364,011)	(166,669)	(1,530,680)	(81,371)	(1,612,051)
Prior year	(729,431)	(107,992)	(837,423)	(42,407)	(879,830)
Total paid	(2,093,442)	(274,661)	(2,368,103)	(123,778)	(2,491,881)
Unrealized foreign exchange loss	—	6,544	6,544	—	6,544
Net balance at end of the year	1,203,056	239,813	1,442,869	90,945	1,533,814
Plus: Reinsurance recoverable at end of the year	1,067,495	9,840	1,077,335	52,408	1,129,743
Gross balance at end of the year	$2,270,551	$249,653	$2,520,204	$143,353	$2,663,557

Gross unpaid losses and loss adjustment expense reserves at December 31, 2019 decreased by $70,745 from December 31, 2018, primarily reflecting lower reserves from catastrophic events. Gross unpaid losses and loss adjustment expense reserves at December 31, 2018 increased by $293,602 from December 31, 2017, primarily reflecting increases from organic growth in the property and casualty segment.

Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2019. Loss and LAE for the year ended December 31, 2019 included $5,164 of unfavorable development on prior accident year loss and LAE reserves. The $50,520 of unfavorable development in the property and casualty segment (including $3,897 of unfavorable development for the Reciprocal Exchanges) was primarily driven by adverse

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

development in the small business auto product line, while the $45,356 of favorable development in the accident and health segment was primarily driven by overall improvement in loss ratio estimates.

2018. Loss and LAE for the year ended December 31, 2018 included $34,034 of favorable development on prior accident year loss and LAE reserves driven by $3,057 of favorable development in the property and casualty segment (including $1,703 of unfavorable development for the Reciprocal Exchanges), and $30,977 of favorable development in the accident and health segment primarily driven by favorable development in the domestic accident and health stop loss and short-term medical products.

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

Short-duration contracts

The following is information by reserving subgroups within segments about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities (“IBNR”) plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended prior to December 31, 2019, is presented as unaudited supplementary information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - auto liability, including recreational vehicles and motorcycles:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$596,995	$593,187	$592,353	$593,992	$594,348	$595,763	$595,337	$595,157	$595,215	$595,609	$270	241,703
2011		490,230	485,762	489,010	494,922	493,873	497,109	497,324	496,408	497,424	566	238,315
2012			511,797	522,296	529,140	527,386	528,090	527,531	529,885	531,887	196	249,877
2013				544,833	556,262	556,290	563,834	567,410	572,538	575,521	1,637	250,090
2014					740,531	759,577	760,566	766,640	779,992	783,869	1,293	270,033
2015						820,213	838,040	849,051	872,064	892,244	6,218	291,691
2016							932,350	940,849	976,749	1,005,184	23,596	301,660
2017								929,211	912,370	941,837	33,880	295,454
2018									1,047,041	1,033,488	131,044	306,943
2019										1,162,750	436,809	386,846
Total (A)										$8,019,813

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$287,058	$474,640	$534,107	$562,918	$579,237	$590,417	$592,932	$594,168	$594,696	$594,914
2011		224,676	385,749	442,365	468,059	482,861	489,191	494,145	495,833	496,680
2012			242,285	413,018	470,515	501,819	518,079	523,703	527,695	530,570
2013				259,665	440,751	504,569	540,497	559,064	567,949	571,643
2014					342,710	601,980	694,002	728,256	757,933	773,124
2015						385,592	679,461	761,150	820,007	864,226
2016							400,052	737,927	855,407	937,997
2017								392,084	706,151	832,553
2018									429,231	777,888
2019										470,341
Total (B)										$6,849,936
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										1,186
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$1,171,063

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Property and Casualty - auto liability, including recreational vehicles and motorcycles	42.8%	33.3%	11.4%	5.9%	3.6%	1.6%	0.7%	0.4%	0.1%	0.2%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$389,966	$382,067	$381,499	$381,748	$381,818	$381,826	$381,795	$381,410	$381,138	$381,113	$—	309,114
2011		315,273	308,729	308,298	308,486	308,760	308,512	308,536	308,249	308,132	—	298,034
2012			308,056	298,208	295,984	296,257	296,050	295,970	295,026	294,710	—	292,486
2013				335,454	329,049	328,748	328,284	328,262	328,010	327,506	—	285,748
2014					496,227	487,302	486,206	486,383	486,373	486,156	—	311,595
2015						541,008	544,097	544,769	544,510	544,684	—	329,097
2016							626,643	622,456	621,717	620,546	(550)	337,775
2017								600,813	570,699	567,411	1,180	384,794
2018									548,063	526,092	(5,823)	359,565
2019										577,970	43,820	349,043
Total (A)										$4,634,320

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$351,865	$382,575	$381,955	$381,926	$381,829	$381,811	$381,789	$381,425	$381,129	$381,109
2011		283,501	308,824	308,634	308,608	308,578	308,571	308,557	308,266	308,131
2012			268,989	298,381	295,978	295,975	296,029	295,995	294,975	294,702
2013				291,064	328,832	328,456	328,299	328,280	327,976	327,510
2014					430,998	487,531	486,364	486,309	486,251	486,108
2015						478,268	544,754	544,707	544,485	544,699
2016							542,970	622,930	621,529	621,181
2017								533,907	568,639	566,918
2018									483,149	532,083
2019										512,074
Total (B)										$4,574,515
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										4
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$59,809

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto	90.1%	10.3%	(0.3)%	—%	—%	—%	—%	(0.1)%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Property and Casualty - homeowners & other property, including lender placed homeowners:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$422,123	$414,378	$413,664	$413,623	$412,187	$411,689	$411,304	$410,997	$411,290	$411,263	$—	86,466
2011		506,352	499,170	498,050	498,184	497,244	495,246	494,825	495,170	495,148	3	107,869
2012			485,454	480,353	478,880	477,577	476,538	474,649	476,166	475,792	—	112,053
2013				306,761	300,868	299,561	296,618	296,907	296,756	296,760	77	75,904
2014					318,488	306,471	303,925	304,496	304,237	304,350	34	73,477
2015						357,023	349,559	351,747	353,688	351,305	1,935	69,874
2016							350,737	341,762	340,711	343,525	1,109	60,954
2017								402,798	365,092	370,068	11,847	58,961
2018									327,462	328,721	13,210	72,612
2019										247,760	43,234	60,676
Total (A)										$3,624,692

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$247,802	$370,301	$393,226	$404,490	$408,195	$409,781	$410,875	$410,994	$411,249	$411,243
2011		314,139	457,480	485,054	489,778	493,408	494,198	494,525	494,904	494,922
2012			300,271	452,589	466,266	471,084	473,190	473,781	475,765	475,762
2013				219,937	279,743	289,302	293,101	295,332	296,383	296,442
2014					198,781	278,255	289,456	297,640	301,742	303,100
2015						233,264	319,284	336,921	342,156	345,257
2016							227,650	320,564	331,102	337,889
2017								258,234	338,065	349,600
2018									227,908	298,212
2019										172,462
Total (B)										$3,484,889
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										225
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$140,028

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Property and Casualty - homeowners & other property, including lender placed homeowners	66.3%	26.0%	4.3%	2.0%	0.8%	0.4%	0.2%	—%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Accident and Health

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$4,847	$4,731	$4,703	$4,703	$4,703	$4,703	$4,703	$4,703	$4,703	$4,703	$—	10,115
2011		4,804	4,483	4,481	4,481	4,481	4,481	4,481	4,481	4,481	—	8,139
2012			4,400	4,227	4,161	4,161	4,161	4,110	4,110	4,110	—	7,630
2013				23,253	28,578	26,457	26,361	26,272	26,274	26,274	—	34,176
2014					52,245	52,694	52,311	52,026	52,022	52,034	—	69,799
2015						176,104	184,586	181,536	181,740	181,717	21	242,784
2016							215,097	200,817	202,155	201,722	173	320,530
2017								211,293	186,415	182,865	1,346	297,140
2018									234,558	205,152	3,695	272,136
2019										256,745	98,399	215,703
Total (A)										$1,119,803

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$3,604	$4,742	$4,703	$4,703	$4,703	$4,703	$4,703	$4,703	$4,703	$4,703
2011		2,528	4,469	4,481	4,481	4,481	4,481	4,481	4,481	4,481
2012			3,330	4,095	4,110	4,110	4,161	4,110	4,110	4,110
2013				15,421	25,754	26,327	26,242	26,154	26,155	26,155
2014					31,765	52,053	52,405	52,147	52,140	52,153
2015						123,576	178,918	181,459	181,719	181,696
2016							125,845	196,421	201,720	201,549
2017								104,809	178,047	181,519
2018									126,269	201,457
2019										158,345
Total (B)										$1,016,168
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										—
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$103,635

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Accident and Health	62.1%	35.9%	1.8%	0.2%	—%	—%	(0.3)%	0.3%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - auto liability:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$61,956	$59,169	$57,079	$56,991	$57,453	$57,268	$57,218	$57,222	$57,568	$57,605	$—	5,822
2011		47,666	47,834	47,459	48,841	51,107	50,898	50,998	51,161	51,247	—	5,065
2012			44,834	47,275	48,044	48,665	50,370	50,767	50,303	50,538	—	4,999
2013				43,684	44,341	45,479	50,180	51,263	49,854	50,595	—	5,097
2014					38,656	40,850	45,930	48,246	49,168	49,369	—	4,871
2015						35,573	33,409	34,390	34,615	34,268	303	4,333
2016							24,619	24,460	26,109	24,310	604	4,001
2017								26,214	28,762	28,804	4,229	4,919
2018									32,339	33,891	7,325	6,068
2019										49,757	23,246	5,882
Total (A)										$430,384

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$18,879	$32,181	$41,020	$49,764	$53,635	$55,155	$55,700	$56,522	$56,961	$57,232
2011		15,857	26,603	35,911	41,931	46,559	49,570	50,481	50,979	51,121
2012			13,568	29,286	37,241	42,768	46,358	48,990	49,836	50,090
2013				14,683	29,218	35,105	41,787	47,449	48,449	49,605
2014					13,925	26,070	32,382	39,328	46,001	48,389
2015						11,910	19,501	24,614	29,538	31,587
2016							7,516	13,478	16,994	20,567
2017								9,111	17,136	19,529
2018									10,755	19,471
2019										15,504
Total (B)										$363,095
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										42
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$67,331

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Reciprocal Exchanges - auto liability	30.6%	25.3%	14.1%	13.5%	8.9%	4.1%	1.3%	0.9%	0.4%	0.7%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - auto physical damage:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$29,664	$24,572	$24,652	$24,700	$24,682	$24,665	$24,659	$24,653	$24,653	$24,651	$—	12,374
2011		26,936	26,055	26,022	26,060	26,037	26,029	26,023	26,028	26,028	—	12,041
2012			25,752	26,459	26,189	25,914	25,842	25,841	25,845	25,842	—	11,301
2013				23,375	25,214	25,292	24,709	24,703	24,704	24,704	—	11,066
2014					29,240	27,424	25,806	25,588	25,882	26,074	—	11,526
2015						21,247	18,592	18,673	18,789	18,842	—	10,280
2016							12,270	12,921	12,985	13,213	(12)	8,742
2017								15,301	15,410	15,612	112	10,674
2018									19,146	19,272	26	13,598
2019										27,212	(1,625)	13,652
Total (A)										$221,450

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$25,583	$24,873	$24,725	$24,701	$24,681	$24,665	$24,661	$24,654	$24,653	$24,651
2011		28,274	26,269	26,106	26,056	26,037	26,033	26,027	26,028	26,028
2012			23,760	26,651	26,172	25,914	25,854	25,850	25,845	25,842
2013				22,651	25,088	24,549	24,725	24,716	24,704	24,704
2014					24,528	26,165	25,772	25,427	25,685	25,946
2015						19,080	18,797	18,750	18,748	18,719
2016							12,579	13,147	13,080	13,137
2017								15,438	16,141	15,500
2018									18,925	19,246
2019										27,974
Total (B)										$221,747
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										—
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$(297)

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Reciprocal Exchanges - auto physical damage	98.8%	2.3%	(1.3)%	0.2%	—%	—%	—%	—%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reciprocal Exchanges - homeowners & other property:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2010	$38,125	$37,831	$37,161	$36,347	$36,691	$35,788	$35,723	$35,639	$35,181	$35,737	$—	5,066
2011		38,470	28,869	28,511	28,209	27,954	27,950	28,002	28,075	28,095	—	6,652
2012			25,289	20,625	21,184	19,971	20,403	20,876	20,251	20,301	—	8,427
2013				22,638	21,232	20,132	20,309	20,615	20,367	23,109	—	3,165
2014					27,706	24,846	25,625	26,614	27,141	27,231	—	4,231
2015						30,081	21,031	21,527	22,007	21,881	72	5,448
2016							36,838	35,274	34,851	34,501	306	4,786
2017								48,222	50,871	51,852	2,089	8,817
2018									76,925	78,166	3,836	12,950
2019										65,888	11,427	11,311
Total (A)										$386,761

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(unaudited)
2010	$23,881	$31,051	$32,488	$34,587	$35,265	$35,428	$35,388	$35,497	$35,101	$35,574
2011		21,474	24,997	25,799	26,700	27,661	27,656	27,692	27,758	27,803
2012			11,087	18,021	19,367	19,847	19,961	20,668	20,121	20,256
2013				11,277	17,435	18,107	19,104	19,653	19,626	20,232
2014					15,344	22,834	23,820	25,230	26,170	27,003
2015						12,979	18,518	19,834	20,339	20,733
2016							20,978	30,615	31,632	32,933
2017								33,166	46,003	47,517
2018									55,519	69,672
2019										45,432
Total (B)										$347,155
Unpaid loss and allocated loss adjustment expense reserves before 2010, net of reinsurance (C)										1,907
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$41,513

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Reciprocal Exchanges - homeowners & other property	64.9%	22.1%	3.1%	3.6%	1.9%	1.4%	1.0%	0.8%	0.5%	0.8%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense reserves is as follows:

December 31, 2019
Net outstanding liabilities:
Property and Casualty - Auto Liability	$1,171,063
Property and Casualty - Auto Physical Damage	59,809
Property and Casualty - Homeowners and Other Property	140,028
Accident and Health	103,635
Reciprocal Exchanges - Auto Liability	67,331
Reciprocal Exchanges - Auto Physical Damage	(297)
Reciprocal Exchanges - Homeowners and Other Property	41,513
Net reserve for claims and allocated claim adjustment expenses	$1,583,082

Reinsurance recoverable:(1)
Property and Casualty - Auto Liability	$848,885
Property and Casualty - Auto Physical Damage	11,873
Property and Casualty - Homeowners and Other Property	155,610
Accident and Health	11,266
Reciprocal Exchanges - Auto Liability	33,022
Reciprocal Exchanges - Auto Physical Damage	297
Reciprocal Exchanges - Homeowners and Other Property	50,855
Reinsurance recoverable on unpaid claims and allocated claim adjustment expenses	$1,111,808

Insurance lines other than short-duration	$32,032
Acquisition	61,589
Unallocated claims adjustment expenses (“ULAE”)	97,903
Subtotal	$191,524

Gross reserve for claims and claim adjustment expenses	$2,886,414

(1) Includes $548,370 from MCCA and $146,496 from NCRF. See Note 9, “Reinsurance” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows:

	2019 - Current Accident Year Incurred				2019 - Current Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$2,320,053	$356,036	$173,215	$2,849,304	$1,430,072	$219,234	$111,380	$1,760,686
Development tables	1,988,480	256,745	142,857	2,388,082	1,154,877	158,345	88,910	1,402,132
Variance	$331,573	$99,291	$30,358	$461,222	$275,195	$60,889	$22,470	$358,554

Unallocated claims adjustment expenses	$287,425	$12,912	$30,358	$330,695	$221,095	$8,211	$22,470	$251,776
Long-duration contracts	—	32,859	—	32,859	—	17,851	—	17,851
Acquisition	44,148	—	—	44,148	54,100	—	—	54,100
Sale of Euroaccident	—	53,520	—	53,520	—	34,827	—	34,827
Variance	$331,573	$99,291	$30,358	$461,222	$275,195	$60,889	$22,470	$358,554

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the prior accident year is as follows:

	2019 - Prior Accident Year Incurred				2019 - Prior Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$46,623	$(45,356)	$3,897	$5,164	$841,613	$109,653	$44,611	$995,877
Development tables	53,726	(33,400)	6,748	27,074	763,888	78,479	40,360	882,727
Variance	$(7,103)	$(11,956)	$(2,851)	$(21,910)	$77,725	$31,174	$4,251	$113,150

Unallocated claims adjustment expenses	$(7,666)	$89	$(2,987)	$(10,564)	$55,276	$5,339	$3,902	$64,517
Accident years prior to 2011	563	—	136	699	874	—	349	1,223
Delaware captive subsidiaries	—	(269)	—	(269)	—	(269)	—	(269)
Long-duration contracts	—	(6,583)	—	(6,583)	—	7,441	—	7,441
Acquisition	—	—	—	—	21,575	—	—	21,575
Sale of Euroaccident	—	(5,193)	—	(5,193)	—	18,663	—	18,663
Variance	$(7,103)	$(11,956)	$(2,851)	$(21,910)	$77,725	$31,174	$4,251	$113,150

The $53,726 of unfavorable prior year development for Property and Casualty on a combined basis for the incurred development tables relates to Loss and Allocated Claims Adjustment Expenses (“ALAE”), which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $7,103 in total attributable to liabilities excluded from the incurred development tables resulted in total P&C Loss and LAE unfavorable prior year development of $46,623 shown in the reserve rollforward table.

The $33,400 of favorable prior year development for Accident and Health shown in the incurred development table relates to Loss and ALAE, which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes prior year development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $11,956 in total attributable to liabilities excluded from the incurred development table resulted in total Accident and Health Loss and LAE favorable prior year development of $45,356 shown in the reserve rollforward table.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The $6,748 of unfavorable prior year development for the Reciprocal Exchanges on a combined basis for the incurred development tables relates to Loss and ALAE, which does not include ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year development for Loss and LAE, which includes development from ULAE and other items excluded from the development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year development of $2,851 in total attributable to liabilities excluded from the incurred development tables resulted in total Reciprocal Exchanges Loss and LAE unfavorable prior year development of $3,897 shown in the reserve rollforward table.

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

The Company’s internal actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating its loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. In accordance with Actuarial Standards of Practice, the Company generally uses multiple traditional methods in determining our estimates of the ultimate unpaid claim liabilities. Each of these methods require actuarial judgment and assumptions. The techniques can include, but are not limited to:

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

9. Reinsurance

The Company utilizes various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit its exposure. Reinsurance agreements transfer portions of the underlying risk of the business the Company writes. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the recoverables are fully collateralized. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its own account.

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

Reinsurance recoverable consists of the following:

	December 31,
	2019	2018
Reinsurance recoverable on paid losses	$282,500	$326,596
Reinsurance recoverable on unpaid losses	1,111,808	1,285,142
Reinsurance recoverable	$1,394,308	$1,611,738

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	December 31,
	2019		2018
	Assumed	Ceded	Assumed	Ceded
Unpaid loss and LAE reserves	$50,884	$1,111,808	$84,469	$1,285,142
Unearned premiums	15,278	575,747	21,015	665,674

The following is the effect of reinsurance on premiums and loss and LAE:

	Year Ended December 31,
	2019		2018		2017
Premium:	Written	Earned	Written	Earned	Written	Earned
Direct	$5,508,245	$5,486,835	$5,317,742	$5,049,512	$4,637,911	$4,233,184
Assumed	74,835	80,572	99,097	123,265	118,074	239,230
Total Gross Premium	5,583,080	5,567,407	5,416,839	5,172,777	4,755,985	4,472,414
Ceded	(1,358,459)	(1,449,365)	(1,589,126)	(1,440,575)	(1,178,390)	(818,238)
Net Premium	$4,224,621	$4,118,042	$3,827,713	$3,732,202	$3,577,595	$3,654,176

	Year Ended December 31,
	2019		2018		2017
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$32,745	$801,041	$29,290	$1,041,286	$128,418	$790,524

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Quota Share Agreements

In 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto line of business. Effective January 1, 2019, the Company ceded 7.0% of net liability. On July 1, 2019, the Company renewed its Auto Quota Share Agreement for a two-year term. Effective July 1, 2019, the Company ceded 10.0% of net liability with the ability to increase the cession to up to 30.0% and decrease the cession down to 5.0% under certain conditions. The Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 64.7% or less and a minimum of 30.0% if the loss ratio is 67.5% or higher. Effective January 1, 2020, the Company cedes 5.0% of net liability under new and renewal auto policies written.

In 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business. On July 1, 2019, the Company renewed its HO Quota Share Agreement for a one-year term. Effective July 1, 2019, the Company cedes 40.0% of net liability and receives a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. The weighted average expected ceding commission for all in-force business and new and renewal homeowners business is 37.5% over the contract term.

Effective July 1, 2019, the Reciprocal Exchanges entered into a personal lines quota share agreement for a one-year term. The Reciprocal Exchanges cede 28.5% of net liability on new and renewal homeowners multiple peril, dwelling fire, and automobile physical damage (comprehensive only) policies written in the states of New Jersey and New York.

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

Industry Pools and Facilities

The Company’s reinsurance programs include premiums written under state-mandated involuntary plans for automobile, motorcycle and commercial vehicles and premiums ceded to state-provided reinsurance facilities such as Michigan Catastrophic Claims Association (“MCCA”) and North Carolina Reinsurance Facility (“NCRF”) (collectively, “State Plans”), for which the Company retains no loss indemnity risk. Prepaid reinsurance premiums are earned on a pro rata basis over the period of risk, based on a daily earnings convention, which is consistent with premiums written.

MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $555 in the first half of 2019 and $580 until June 30, 2021. Insurers are reimbursed for their covered losses in excess of this threshold. All automobile insurers doing business in Michigan are required to participate in MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Reinsurance recoverable from MCCA are as follows:

	December 31,
	2019	2018
Reinsurance recoverable on paid losses	$9,940	$7,470
Reinsurance recoverable on unpaid losses	548,370	590,188
Reinsurance recoverable	$558,310	$597,658

The following is a summary of premiums and losses ceded to MCCA:

	Year Ended December 31,
	2019	2018	2017
Ceded earned premiums	$9,867	$9,676	$9,323
Ceded Loss and LAE	(23,616)	(54,105)	14,304

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

Reinsurance recoverable from NCRF are as follows:

	December 31,
	2019	2018
Reinsurance recoverable on paid losses	$44,759	$36,418
Reinsurance recoverable on unpaid losses	146,496	134,916
Reinsurance recoverable	$191,255	$171,334

The following is a summary of premiums and losses ceded to NCRF:

	Year Ended December 31,
	2019	2018	2017
Ceded earned premiums	$234,370	$232,270	$190,809
Ceded Loss and LAE	222,796	210,297	186,051

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Company has a concentration of credit risk associated with its reinsurance recoverable and premiums ceded to reinsurers. The following tables present information for each reinsurer by reinsurance recoverable, prepaid reinsurance and funds held balances:

		Recoverable on
December 31, 2019	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR (1)	$548,370	$9,940	$3,927	$—	$562,237
NCRF	NR (1)	146,496	44,759	88,022	—	279,277
Hannover Ruck SE	A+	155,223	101,064	134,878	(254,558)	136,607
Other reinsurers' balances - each less than 5% of total (2)	—	261,719	126,737	348,920	(4,884)	732,492
Total		$1,111,808	$282,500	$575,747	$(259,442)	$1,710,613
NGHC		$1,027,634	$247,549	$469,853	$(259,442)	$1,485,594
Reciprocal Exchanges		84,174	34,951	105,894	—	225,019
Total		$1,111,808	$282,500	$575,747	$(259,442)	$1,710,613

		Recoverable on
December 31, 2018	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR (1)	$590,188	$7,470	$3,894	$—	$601,552
NCRF	NR (1)	134,916	36,418	82,550	—	253,884
Hannover Ruck SE	A+	182,184	120,624	192,700	(282,129)	213,379
Other reinsurers' balances - each less than 5% of total (2)	—	377,854	162,084	386,530	(4,861)	921,607
Total		$1,285,142	$326,596	$665,674	$(286,990)	$1,990,422
NGHC		$1,207,163	$287,507	$529,241	$(286,990)	$1,736,921
Reciprocal Exchanges		77,979	39,089	136,433	—	253,501
Total		$1,285,142	$326,596	$665,674	$(286,990)	$1,990,422
(1) NR - not rated by A.M. Best
(2) Rated A- or higher by A.M. Best or collateralized

Funds held for reinsurers are recorded within reinsurance payable in the consolidated balance sheets. Additionally, collateral is available to the Company in the form of letters of credit and trust agreements in the amounts of $143,069 and $165,004, as of December 31, 2019 and 2018, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

10. Income Taxes

The Company files a consolidated Federal income tax return and is a party to a Federal income tax allocation agreement. Under the tax allocation agreement, each subsidiary computes and pays to the Company its respective share of the federal income tax liability primarily based on separate return calculations. The Reciprocal Exchanges are not a party to the tax allocation agreement and file separate tax returns.

Federal income tax expense consisted of the following:

	Year Ended December 31,
	2019			2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Current tax expense (benefit)
Federal	$69,985	$(2,257)	$67,728	$27,039	$(2,290)	$24,749	$13,876	$2,840	$16,716
Foreign	2,621	—	2,621	1,376	—	1,376	2,057	—	2,057
Total current tax expense (benefit)	$72,606	$(2,257)	$70,349	$28,415	$(2,290)	$26,125	$15,933	$2,840	$18,773
Deferred tax expense (benefit)
Federal	$13,497	$(6,833)	$6,664	$28,015	$(1,260)	$26,755	$59,304	$(8,485)	$50,819
Foreign	—	—	—	604	—	604	(8,319)	—	(8,319)
Total deferred tax expense (benefit)	$13,497	$(6,833)	$6,664	$28,619	$(1,260)	$27,359	$50,985	$(8,485)	$42,500
Provision (benefit) for income taxes	$86,103	$(9,090)	$77,013	$57,034	$(3,550)	$53,484	$66,918	$(5,645)	$61,273

The domestic and foreign components of income before taxes are as follows:

	Year Ended December 31,
	2019			2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Domestic	$358,079	$(29,729)	$328,350	$244,463	$(43,380)	$201,083	$221,833	$(9,282)	$212,551
Foreign	76,093	—	76,093	19,925	—	19,925	(49,070)	—	(49,070)
Income (loss)	$434,172	$(29,729)	$404,443	$264,388	$(43,380)	$221,008	$172,763	$(9,282)	$163,481

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “TCJA”). The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, and enacted other changes to the tax code impacting the Company and the overall insurance industry.

The TCJA included provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes a minimum tax on global intangible low-tax income, defined as the excess income of foreign subsidiaries over a 10 percent rate of routine return on tangible business assets, and for Base Erosion and Anti-Abuse tax (“BEAT”) which imposes tax on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, the Company treats both GILTI and BEAT as an in period tax charges when incurred in future periods for which no deferred taxes need be provided. The Company analyzed the impact of both GILTI and BEAT on its operations for the period and determined that for the year ended December 31, 2019, the Company was subject to GILTI but was not subject to the BEAT.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax asset or liability are presented below based upon the 2019 enacted rate of 21%.

	December 31,
	2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Deferred tax assets:
Accrued expenses	$3,178	$683	$3,861	$6,481	$—	$6,481
Unearned premiums and other revenue	64,155	5,146	69,301	57,573	4,128	61,701
Bad debt	4,876	114	4,990	4,021	222	4,243
Loss reserve discount	10,355	1,042	11,397	9,902	767	10,669
Net operating loss carryforwards	102,535	13,962	116,497	87,457	11,403	98,860
Surplus note interest	2,081	—	2,081	—	—	—
Unrealized capital losses	—	—	—	10,013	1,236	11,249
Other	9,740	4,882	14,622	14,522	805	15,327
Gross deferred tax assets	196,920	25,829	222,749	189,969	18,561	208,530
Less: Valuation allowance	(65,257)	(6,523)	(71,780)	(53,716)	(6,628)	(60,344)
Total deferred tax assets	131,663	19,306	150,969	136,253	11,933	148,186
Deferred tax liabilities:
Deferred acquisition costs	49,828	4,894	54,722	47,415	4,201	51,616
Intangible assets	36,495	700	37,195	42,264	918	43,182
Goodwill	4,204	—	4,204	3,007	—	3,007
Property and equipment	28,922	—	28,922	18,920	—	18,920
Surplus note interest	—	13,828	13,828	—	12,355	12,355
Unrealized capital gains	19,870	1,062	20,932	—	—	—
Other	11,671	81	11,752	1,090	255	1,345
Gross deferred tax liabilities	150,990	20,565	171,555	112,696	17,729	130,425
Deferred tax asset	$—	$—	$—	$23,557	$—	$23,557
Deferred tax liability	$(19,327)	$(1,259)	$(20,586)	$—	$(5,796)	$(5,796)

Excluding the Reciprocal Exchanges, there were $65,257 and $53,716 of deferred tax asset valuation allowances as of December 31, 2019 and 2018, respectively. In assessing the reliability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize all of the deferred tax assets related to the Net Operating Loss (“NOL”) from foreign operations within a reasonable time period. For the year ended December 31, 2019, the Company recorded a change in valuation allowance of $11,541 against these NOLs.

For the Reciprocal Exchanges, the Company had a partial valuation allowance against the net deferred tax assets as of December 31, 2019 and 2018, respectively, and no tax benefit from consolidated pre-tax losses generated for the years ended December 31, 2019 and 2018, was recognized. For the year ended December 31, 2019, New Jersey Skylands Insurance Association (“NJSIA”), has negative evidence in the form of a multi-year history of net operating losses for tax purposes that supported the determination that the realized net deferred tax asset should have a full valuation allowance recorded against it. Further, NJSIA did not have sufficient existing taxable temporary differences that could be considered as a source of taxable income to provide assurance of the realization of their deferred tax asset.

Excluding the Reciprocal Exchanges, the Company had U.S. federal NOLs of $67,406, $58,082 and $64,795 available for tax purposes for the years ended December 31, 2019, 2018 and 2017, respectively. The NOLs expire between December 31, 2029 and December 31, 2037.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The Reciprocal Exchanges had NOLs of $66,484, $54,300 and $18,592 available for the years ended December 31, 2019, 2018 and 2017, respectively. The NOLs expire between December 31, 2020 and December 31, 2039.

The Company’s income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017. The reasons for such differences are as follows:

	Year Ended December 31, 2019
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income (loss) before provision for income taxes	$434,172		$(29,729)		$404,443
Tax rate	21.0%		21.0%		21.0%
Computed “expected” tax expense	$91,176	21.0%	$(6,243)	21.0%	$84,933	21.0%
Tax effects resulting from:
Tax-exempt interest	(810)	(0.2)	(28)	0.1	(838)	(0.2)
Effect of foreign operations	(1,192)	(0.3)	—	—	(1,192)	(0.3)
State taxes	(2,357)	(0.5)	210	(0.7)	(2,147)	(0.5)
Change in valuation allowance	11,541	2.7	(105)	0.4	11,436	2.8
Benefits of operating loss carryforwards	(11,541)	(2.7)	—	—	(11,541)	(2.9)
Other permanent items	(714)	(0.2)	(2,924)	9.8	(3,638)	(0.9)
Provision (benefit) for income taxes	$86,103	19.8%	$(9,090)	30.6%	$77,013	19.0%

	Year Ended December 31, 2018
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income (loss) before provision for income taxes	$264,388		$(43,380)		$221,008
Tax rate	21.0%		21.0%		21.0%
Computed “expected” tax expense	$55,521	21.0%	$(9,110)	21.0%	$46,411	21.0%
Tax effects resulting from:
Tax-exempt interest	(910)	(0.3)	(30)	0.1	(940)	(0.4)
Effect of foreign operations	2,807	1.1	—	—	2,807	1.3
State taxes	4,578	1.7	—	—	4,578	2.1
Change in valuation allowance	53,716	20.3	1,218	(2.8)	54,934	24.9
Benefits of operating loss carryforwards	(53,716)	(20.3)	—	—	(53,716)	(24.3)
Effects of TCJA	(951)	(0.4)	(366)	0.8	(1,317)	(0.6)
Other permanent items	(4,011)	(1.5)	4,738	(10.9)	727	0.2
Provision (benefit) for income taxes	$57,034	21.6%	$(3,550)	8.2%	$53,484	24.2%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2017
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income before provision for income taxes	$172,763		$(9,282)		$163,481
Tax rate	35.0%		35.0%		35.0%
Computed “expected” tax expense	$60,467	35.0%	$(3,249)	35.0%	$57,218	35.0%
Tax effects resulting from:
Tax-exempt interest	(2,634)	(1.5)	(110)	1.2	(2,744)	(1.7)
Effect of foreign operations	(4,940)	(2.9)	—	—	(4,940)	(3.0)
Goodwill impairment	1,709	1.0	—	—	1,709	1.0
Statutory equalization reserves	(8,319)	(4.8)	—	—	(8,319)	(5.1)
Change in valuation allowance	—	—	(1,725)	18.6	(1,725)	(1.1)
Effects of TCJA	25,783	14.9	(5,194)	56.0	20,589	12.6
Other permanent items	(5,148)	(3.0)	4,633	(50.0)	(515)	(0.2)
Provision (benefit) for income taxes	$66,918	38.7%	$(5,645)	60.8%	$61,273	37.5%

As permitted by ASC 740, “Income Taxes,” the Company recognizes interest and penalties, if any, related to unrecognized tax positions in its income tax provision. The Company has not recorded an unrecognized tax position and has not recorded any related interest and penalties for any of the years ended December 31, 2019, 2018 and 2017.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are not currently under audit by the IRS, but remain open to audit years for the tax year 2016 and thereafter for federal tax purposes. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2014 forward, depending on jurisdiction.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

11. Debt

The following table represents the Company’s debt:

			December 31,
	Interest Rate	Maturity	2019	2018
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I (1)	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II (2)	LIBOR + 4.25%	2037	30,930	30,930
2016 Credit Agreement (3)	LIBOR + 2.00%	—	—	160,000
2019 Credit Agreement (4)	LIBOR + 1.75%	2023	140,000	—
Finance lease liabilities	Various	Various	20,477	14,824
Other	3.5%	Various	9,342	15,522
Unamortized debt issuance costs and unamortized discount			(5,981)	(6,719)
Total carrying amount of debt			$686,006	$705,795
(1) Interest rate was 5.29% and 6.19%, as of December 31, 2019 and 2018, respectively.
(2) Interest rate was 6.14% and 7.04%, as of December 31, 2019 and 2018, respectively.
(3) Weighted-average interest rate was 4.58% as of December 31, 2018.
(4) Weighted-average interest rate was 3.59% as of December 31, 2019.

The following table presents the Company’s interest expense:

		Year Ended December 31,
	Interest Payment Frequency	2019	2018	2017
6.75% Notes	Semiannually	$23,625	$23,625	$23,688
7.625% Notes	Quarterly	7,625	7,625	7,454
Subordinated Debentures	Quarterly	4,536	4,346	3,768
2016 Credit Agreement	Quarterly	1,211	7,491	4,229
2019 Credit Agreement	Quarterly	5,340	—	—
Finance lease liabilities	Various	1,176	621	894
Other(1)	Various	8,030	7,717	7,053
Total interest expense		$51,543	$51,425	$47,086
(1) Includes interest for other liabilities, interest credited on funds held balances and accretion of debt issuance costs.

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

Subordinated Debentures

The Company, through a subsidiary, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to the issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature in 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount.

Credit Agreement

On February 25, 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBO rate. ABR borrowings under the 2019 Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBO rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio; as of December 31, 2019, the rate was 0.225%). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to December 31, 2019 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	140,000	—	—	140,000
Finance lease liabilities	6,653	5,278	2,997	1,750	1,242	2,557	20,477
Other	6,399	2,943	—	—	—	—	9,342
Total principal amount of debt	$13,052	$8,221	$2,997	$141,750	$351,242	$174,725	$691,987
Unamortized debt issuance costs and unamortized discount							(5,981)
Carrying amount of debt							$686,006

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

As of December 31, 2019, the Company was in compliance with the covenants contained in the Company’s debt agreements.

12. Leases

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating leases liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses an incremental borrowing rate at commencement date in determining the present value of future payments. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. Application of the package of practical expedients allowed the Company not to reassess a) whether any expired or existing contracts contain leases, b) existing lease classification, c) initial direct cost for existing leases, and d) land easements that existed before the Company's adoption of the new standard.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Supplemental balance sheet information related to leases is as follow:

Leases	Classification	December 31, 2019
Assets:
Finance	Buildings and improvements	$9,068
Finance	Vehicle	7,660
Finance	Hardware, software and other equipment	4,276
Total finance leases	Finance lease right-of-use assets	21,004

Operating	Buildings	119,276
Operating	Hardware, software and other equipment	658
Total operating leases	Operating lease right-of-use assets	119,934
Total lease right-of-use assets	Property and equipment	$140,938

Liabilities:
Finance	Debt	$20,477
Operating	Other liabilities	124,960
Total lease liabilities		$145,437

The components of lease cost are as follows:

Lease Cost	Classification	Year Ended December 31, 2019
Finance lease cost:
Amortization of leased assets	General and administrative expenses	$7,859
Interest on lease liabilities	Interest expense	1,176
Finance lease cost		$9,035

Operating lease cost	General and administrative expenses	$32,901

Maturities of the Company’s lease liabilities for the years subsequent to December 31, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2020	$28,913	$7,547	$36,460
2021	26,245	5,817	32,062
2022	22,099	3,367	25,466
2023	18,541	2,010	20,551
2024	16,316	1,428	17,744
Thereafter	34,300	2,761	37,061
Total lease payments	$146,414	$22,930	$169,344
Less: Interest	(21,454)	(2,453)
Present value of lease liabilities	$124,960	$20,477

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Supplemental information related to term and discount rate are as follow:

Leases	Classification	December 31, 2019
Weighted-average remaining lease term:
Finance	Buildings and improvements	7.2 years
Finance	Vehicle	2.8 years
Finance	Hardware, software and other equipment	1.6 years
Operating	Operating lease right-of-use assets	6.0 years
Weighted-average discount rate:
Finance	Buildings and improvements	5.9%
Finance	Vehicle	4.1%
Finance	Hardware, software and other equipment	3.9%
Operating	Operating lease right-of-use assets	5.3%

Supplemental cash flow information related to leases is as follow:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$990
Financing cash flows from finance leases	5,664
Operating cash flows from operating leases	23,105
Leased assets obtained in exchange for new finance lease liabilities	11,317
Leased assets obtained in exchange for new operating lease liabilities	35,456

13. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust, Maiden Holdings Ltd. (“Maiden”) and ACP Re. The Company entered in the following transactions with these related entities:

NGHC Quota Share Agreement

The Company participated in a quota share reinsurance treaty with ACP Re, Maiden and AmTrust, whereby the Company ceded 50% of the total net earned premiums, net of a ceding commission, and net incurred losses and LAE on business with effective dates after March 1, 2010 (“NGHC Quota Share”) through August 2013, when the Company terminated the NGHC Quota Share agreement on a run-off basis. In October 2019, the NGHC Quota Share Agreement was commuted based on the then-current reserves and no gain or loss was recorded. The net reinsurance recoverable was $7,425 at December 31, 2018. Ceded losses and LAE under the agreement was $624, $2,157 and $3,356 during the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019 and 2018 the Company had a receivable for the principal amount related to the ACP Re Credit Agreement of $129,229 and $127,692, respectively. The Company recorded interest income of $4,767, $4,711 and $4,654 for the years ended December 31, 2019, 2018 and 2017, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at December 31, 2019 and 2018 based on the collateral levels maintained.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $830, $830 and $783 in rent for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $309, $302 and $297 in rent for the years ended December 31, 2019, 2018 and 2017, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

14. Commitments and Contingencies

Lease Commitments

The Company leases certain retail stores, office space, land, and equipment. See Note 12, “Leases” for additional information.

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for bonuses, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

December 31,
2020	$5,560
2021	2,601
2022	2,420
2023	1,285
2024	773
Total	$12,639

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

On July 25, 2019, the City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan filed a complaint in the U.S. District Court for the Central District of California against the Company and certain of its officers. The plaintiff purports to represent a class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between August 5, 2015 and August 9, 2017. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements made by the Company in its SEC filings in relationship to the Company’s involvement in the historical and no longer existing Wells Fargo collateral protection insurance program. The complaint seeks damages in an amount to be proven at trial. On November 19, 2019, the U.S. District Court for the Central District of California granted the Company’s Motion to Transfer the case to the Southern District of New York. On January 10, 2020, lead plaintiffs Town of Davie Police Officers Retirement System and Massachusetts Laborers’ Pension Fund filed an amended Complaint alleging similar claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on behalf of a purported class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between July 15, 2015 and August 9, 2017. Management believes that the claims set forth in the amended complaint are unfounded and without merit and intend to vigorously contest them. The Company note, however, that in light of the inherent uncertainty in legal proceedings, the Company can give no assurance as to the ultimate resolution of the matter, and an estimate of the possible loss or range of loss, if any, cannot be made at this time.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

15. Stockholders’ Equity

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

In 2018, the Company completed a private placement of 120 shares of a new series of preferred stock, par value $0.01 per share, designated as its Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (the “Series D Preferred Stock”), with a liquidation preference of $250,000 per share, for aggregate proceeds of $30,000. Holders of Series D Preferred Stock will be entitled to receive, when, as and if declared by the Company’s board of directors, non-cumulative cash dividends per share at the per annum rate of 7.00% prior to July 15, 2023, and thereafter at the annual rate of six-month LIBOR plus 5.4941%. Dividends will be payable semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of the Company, at any time), the Series D Preferred Stock may be converted at the holder’s option into shares of the Company’s common stock at a conversion rate of 6,578.9474 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, which equates to an initial conversion price of $38 per share. In lieu of converting any shares of Series D Preferred Stock, the Company may, at its option, redeem such shares as described below.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year	Shares of preferred stock issued	Depositary shares issued	Liquidation preference (Per Share)	Aggregate liquidation preference
A	7.50%	2,200,000	—	$25	$55,000
B	7.50%	165,000	6,600,000	$1,000	$165,000
C	7.50%	200,000	8,000,000	$1,000	$200,000
D	Fixed/ Floating(1)	120	—	$250,000	$30,000
(1) Dividend rate is fixed at 7.00% prior to July 15, 2023 and floating at six-month LIBOR plus 5.4941% thereafter.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Common Stock and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share in 2019, 2018 and 2017:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	October 30, 2019	$0.05
Common stock	July 29, 2019	$0.05
Common stock	May 6, 2019	$0.04
Common stock	February 25, 2019	$0.04

Preferred stock Series A	October 30, 2019	$0.46875
Preferred stock Series A	July 29, 2019	$0.46875
Preferred stock Series A	May 6, 2019	$0.46875
Preferred stock Series A	February 25, 2019	$0.46875

Preferred stock Series B and Series C	October 30, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	July 29, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	May 6, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	February 25, 2019	$18.75	$0.46875

Preferred stock Series D	October 30, 2019	$8,750.00
Preferred stock Series D	May 6, 2019	$8,750.00

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	October 29, 2018	$0.04
Common stock	August 6, 2018	$0.04
Common stock	May 7, 2018	$0.04
Common stock	February 26, 2018	$0.04

Preferred stock Series A	October 29, 2018	$0.46875
Preferred stock Series A	August 6, 2018	$0.46875
Preferred stock Series A	May 7, 2018	$0.46875
Preferred stock Series A	February 26, 2018	$0.46875

Preferred stock Series B and Series C	October 29, 2018	$18.75	$0.46875
Preferred stock Series B and Series C	August 6, 2018	$18.75	$0.46875
Preferred stock Series B and Series C	May 7, 2018	$18.75	$0.46875
Preferred stock Series B and Series C	February 26, 2018	$18.75	$0.46875

Preferred stock Series D	October 29, 2018	$8,263.89

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	November 6, 2017	$0.04
Common stock	August 7, 2017	$0.04
Common stock	May 9, 2017	$0.04
Common stock	February 24, 2017	$0.04

Preferred stock Series A	November 6, 2017	$0.46875
Preferred stock Series A	August 7, 2017	$0.46875
Preferred stock Series A	May 9, 2017	$0.46875
Preferred stock Series A	February 24, 2017	$0.46875

Preferred stock Series B and Series C	November 6, 2017	$18.75	$0.46875
Preferred stock Series B and Series C	August 7, 2017	$18.75	$0.46875
Preferred stock Series B and Series C	May 9, 2017	$18.75	$0.46875
Preferred stock Series B and Series C	February 24, 2017	$18.75	$0.46875

16. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $10,212, $9,292 and $8,049 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Risk-Based Capital

Insurance companies in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of statutory capital and surplus maintained by an insurance company is to be determined on asset risk, underwriting risk and other risk factors. As of December 31, 2019 and 2018, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the U.S. exceeded the RBC requirements.

National General Re Ltd., the Company’s foreign reinsurance subsidiary, is a Class 3A insurer. As a result, the revised regulations require that the available statutory capital and surplus be equal to or exceed the value of both its Minimum Margin of Solvency (“MMS”) and the Enhanced Capital Requirement (“ECR”). The capital and solvency return will be filed with the Bermuda monetary authority on April 30, 2020 and the ECR based on the economic balance sheet will not be available until this filing is completed. The capital and surplus requirement is based on the statutory capital MMS prior to the ECR and the 25% of ECR criteria being calculated. The required MMS on this basis was $255,393 and $227,544 as of December 31, 2019 and 2018, respectively.

Statutory Financial Data

During 2019, the Company acquired one domestic property and casualty insurance company and sold one foreign life insurance company. The following tables present the statutory capital and surplus, and net income under SAP:

	December 31,
Statutory capital and surplus	2019	2018
Property and Casualty Insurance Companies:
Domestic	$1,547,091	$1,305,640
Foreign	755,545	583,872
Total	$2,302,636	$1,889,512
Life Insurance Companies:
Domestic	$53,334	$40,813

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Statutory net income (loss)	2019	2018	2017
Property and Casualty Insurance Companies:
Domestic	$156,404	$16,737	$194,677
Foreign	102,584	64,810	9,275
Total	$258,988	$81,547	$203,952
Life Insurance Companies:
Domestic	$7,232	$9,827	$8,987

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements under SAP. As of December 31, 2019 and 2018, the Reciprocal Exchanges had combined statutory capital and surplus of $87,421 and $103,582, respectively. For the years ended December 31, 2019, 2018 and 2017, the Reciprocal Exchanges had combined SAP net income (loss) of $(22,237), $(24,194) and $1,411, respectively. The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2019 and 2018, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels. The Reciprocal Exchanges are not owned by the Company but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company.

Due to the finalization of the Company’s combined statutory filings, amounts for 2018 and 2017 have changed compared to the previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $402,970 and $287,896 as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018 and 2017, there were $7,000, $156,660 and $339,398 of dividends and return of capital paid by the Company’s insurance subsidiaries to their parent company or the Company, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

18. Stock-Based Compensation

Effective May 6, 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, performance units, cash-based awards or other stock-based awards. The number of shares of common stock for which awards may be issued may not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan serves as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continue to be outstanding and subject to their terms and conditions. As of December 31, 2019, approximately 2.5 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

The Company grants RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units are granted. RSUs vest over three or four years. RSUs are net share settled. Under the net share settlement procedures, upon each settlement date, RSUs were withheld to cover the required withholding tax, which is based on the value of the RSUs on the settlement date as determined by the closing price of the Company’s common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities is reflected as a financing activity in the consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of RSUs are no longer considered outstanding on a diluted basis, thereby reducing the Company’s diluted shares used to calculate earnings per share.

Stock Options

A summary of the stock option awards granted under the prior plans is shown below:

	Shares Subject to Options Outstanding
Year Ended December 31, 2019	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	3,184,352	$9.53
Exercised	(158,765)	3.76
Outstanding and exercisable at end of year	3,025,587	$9.83	3.15	$37,122

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $22.10, as reported on the Nasdaq Global Market on December 31, 2019.

No options were granted, forfeited or expired during the year ended December 31, 2019. The total intrinsic value of the options exercised during the years ended December 31, 2019, 2018 and 2017 was $3,105, $5,011 and $1,782, respectively. The total fair value of stock options vested for the years ended December 31, 2019, 2018 and 2017 was $239, $783 and $501, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Restricted Stock Units

A summary of the RSUs is shown below:

	RSUs
Year Ended December 31, 2019	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	938,795	$22.28
Granted	538,741	25.42
Vested	(419,436)	22.07
Forfeited	(24,469)	23.29
Non-vested at end of year	1,033,631	$23.98

The weighted-average grant-date fair value of RSUs for the years ended December 31, 2019, 2018 and 2017 was $25.42, $21.36 and $24.06, respectively. The total fair value of the RSUs vested for the years ended December 31, 2019, 2018 and 2017 was $9,259, $7,068 and $3,661, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $10,996, $9,020 and $8,324 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company had approximately $16,205 of stock-based compensation expense related to nonvested awards not yet recognized, all of which was related to RSUs. This stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

19. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to NGHC	$348,069	$207,354	$105,845
Preferred stock dividends - nonconvertible	(31,500)	(31,500)	(31,500)
Preferred stock dividends - convertible	(2,100)	(992)	—
Numerator for basic EPS	314,469	174,862	74,345
Effect of dilutive securities:
Preferred stock dividends - convertible	2,100	992	—
Numerator for diluted EPS - after assumed conversions	$316,569	$175,854	$74,345

Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,199,501	107,659,813	106,588,402
Effect of dilutive securities:
Employee stock options	1,833,736	2,053,681	1,947,546
RSUs	274,262	319,089	216,314
Convertible preferred stock	789,473	789,473	—
Dilutive potential common shares	2,897,471	3,162,243	2,163,860
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,096,972	110,822,056	108,752,262

Basic EPS	$2.78	$1.62	$0.70
Diluted EPS	$2.73	$1.59	$0.68

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

20. Segment Information

The Company currently operates two business segments, “Property and Casualty” and “Accident and Health.” The “Corporate and Other” column represents the activities of the holding company, as well as income from the Company’s investment portfolio. The Company evaluates segment profits attributable to the performance of activities within the segment separately from the results of the Company’s investment portfolio. Other operating expenses allocated to the segments are called “General and administrative expenses” which are allocated on an actual basis except corporate salaries and benefits where management’s judgment is applied. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as premiums receivable, deferred acquisition costs, reinsurance recoverable, prepaid reinsurance premiums, intangible assets and goodwill, while the remaining assets are allocated to Corporate and Other.

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

The following tables summarize the results of operations of the operating segments:

	Year Ended December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,814,463	$768,617	$—	$5,583,080
Ceded premiums	(1,250,448)	(108,011)	—	(1,358,459)
Net premium written	3,564,015	660,606	—	4,224,621
Change in unearned premium	(108,992)	2,413	—	(106,579)
Net earned premium	3,455,023	663,019	—	4,118,042
Ceding commission income	227,514	10,939	—	238,453
Service and fee income	392,478	249,487	—	641,965
Total underwriting revenues	4,075,015	923,445	—	4,998,460
Underwriting expenses:
Loss and loss adjustment expense	2,543,788	310,680	—	2,854,468
Acquisition costs and other underwriting expenses	605,019	222,348	—	827,367
General and administrative expenses	773,291	254,208	14,273	1,041,772
Total underwriting expenses	3,922,098	787,236	14,273	4,723,607
Underwriting income	152,917	136,209	(14,273)	274,853
Net investment income	—	—	141,233	141,233
Net gain on investments	—	—	13,473	13,473
Other income	—	—	26,428	26,428
Interest expense	—	—	(51,544)	(51,544)
Provision for income taxes	—	—	(77,013)	(77,013)
Net loss attributable to noncontrolling interest	—	—	20,639	20,639
Net income attributable to NGHC	$152,917	$136,209	$58,943	$348,069

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,718,730	$698,109	$—	$5,416,839
Ceded premiums	(1,517,556)	(71,570)	—	(1,589,126)
Net premium written	3,201,174	626,539	—	3,827,713
Change in unearned premium	(85,385)	(10,126)	—	(95,511)
Net earned premium	3,115,789	616,413	—	3,732,202
Ceding commission income	217,694	7,003	—	224,697
Service and fee income	375,603	185,980	—	561,583
Total underwriting revenues	3,709,086	809,396	—	4,518,482
Underwriting expenses:
Loss and loss adjustment expense	2,340,881	321,345	—	2,662,226
Acquisition costs and other underwriting expenses	550,540	184,726	—	735,266
General and administrative expenses	726,238	201,808	10,000	938,046
Total underwriting expenses	3,617,659	707,879	10,000	4,335,538
Underwriting income	91,427	101,517	(10,000)	182,944
Net investment income	—	—	119,034	119,034
Net loss on investments	—	—	(29,545)	(29,545)
Interest expense	—	—	(51,425)	(51,425)
Provision for income taxes	—	—	(53,484)	(53,484)
Net loss attributable to noncontrolling interest	—	—	39,830	39,830
Net income attributable to NGHC	$91,427	$101,517	$14,410	$207,354

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2017
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,174,583	$581,402	$—	$4,755,985
Ceded premiums	(1,132,284)	(46,106)	—	(1,178,390)
Net premium written	3,042,299	535,296	—	3,577,595
Change in unearned premium	78,594	(2,013)	—	76,581
Net earned premium	3,120,893	533,283	—	3,654,176
Ceding commission income	115,443	1,013	—	116,456
Service and fee income	348,313	154,614	—	502,927
Total underwriting revenues	3,584,649	688,910	—	4,273,559
Underwriting expenses:
Loss and loss adjustment expense	2,307,619	318,463	—	2,626,082
Acquisition costs and other underwriting expenses	517,550	154,879	—	672,429
General and administrative expenses	741,499	171,497	—	912,996
Total underwriting expenses	3,566,668	644,839	—	4,211,507
Underwriting income	17,981	44,071	—	62,052
Net investment income	—	—	101,950	101,950
Net gain on investments	—	—	46,763	46,763
Other expense	—	—	(198)	(198)
Interest expense	—	—	(47,086)	(47,086)
Provision for income taxes	—	—	(61,273)	(61,273)
Net loss attributable to noncontrolling interest	—	—	3,637	3,637
Net income attributable to NGHC	$17,981	$44,071	$43,793	$105,845

The following tables summarize the financial position of the operating segments:

	December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,292,813	$131,877	$4,258	$1,428,948
Deferred acquisition costs	239,293	24,230	—	263,523
Reinsurance recoverable	1,377,284	17,024	—	1,394,308
Prepaid reinsurance premiums	575,712	35	—	575,747
Intangible assets, net and Goodwill	436,724	108,427	—	545,151
Prepaid and other assets	56,960	32,852	4,830	94,642
Corporate and other assets	—	—	5,454,215	5,454,215
Total assets	$3,978,786	$314,445	$5,463,303	$9,756,534

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,245,530	$153,896	$386	$1,399,812
Deferred acquisition costs	226,188	25,220	—	251,408
Reinsurance recoverable	1,585,008	26,730	—	1,611,738
Prepaid reinsurance premiums	665,660	14	—	665,674
Intangible assets, net and Goodwill	443,163	116,957	—	560,120
Prepaid and other assets	20,941	22,472	111,545	154,958
Corporate and other assets	—	—	4,795,570	4,795,570
Total assets	$4,186,490	$345,289	$4,907,501	$9,439,280

The following table shows an analysis of the premiums by geographical location:

	Year Ended December 31,
	2019			2018			2017
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Gross premium written - North America	$4,996,296	$447,447	$5,443,743	$4,817,658	$448,923	$5,266,581	$4,252,691	$383,773	$4,636,464
Gross premium written - Europe	139,337	—	139,337	150,258	—	150,258	119,521	—	119,521
Total	$5,135,633	$447,447	$5,583,080	$4,967,916	$448,923	$5,416,839	$4,372,212	$383,773	$4,755,985

Net premium written - North America	$3,900,980	$234,472	$4,135,452	$3,523,060	$183,565	$3,706,625	$3,282,425	$175,649	$3,458,074
Net premium written - Europe	89,169	—	89,169	121,088	—	121,088	119,521	—	119,521
Total	$3,990,149	$234,472	$4,224,621	$3,644,148	$183,565	$3,827,713	$3,401,946	$175,649	$3,577,595

Net earned premium - North America	$3,816,441	$210,231	$4,026,672	$3,434,386	$186,761	$3,621,147	$3,367,695	$169,871	$3,537,566
Net earned premium - Europe	91,370	—	91,370	111,055	—	111,055	116,610	—	116,610
Total	$3,907,811	$210,231	$4,118,042	$3,545,441	$186,761	$3,732,202	$3,484,305	$169,871	$3,654,176

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

The following table summarizes service and fee income by source within each operating segment:

	Year Ended December 31,
	2019			2018			2017
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$87,486	$83,476	$170,962	$93,235	$70,086	$163,321	$78,678	$67,015	$145,693
Finance and processing fees	128,302	6,197	134,499	121,058	4,535	125,593	117,122	7,183	124,305
Group health administrative fees	—	100,951	100,951	—	79,411	79,411	—	62,217	62,217
Installment fees	97,997	—	97,997	92,785	—	92,785	83,883	—	83,883
Late payment fees	34,210	309	34,519	33,765	86	33,851	27,184	121	27,305
Other service and fee income	44,483	58,554	103,037	34,760	31,862	66,622	41,446	18,078	59,524
Total	$392,478	$249,487	$641,965	$375,603	$185,980	$561,583	$348,313	$154,614	$502,927
NGHC	$386,723	$249,487	$636,210	$369,852	$185,980	$555,832	$342,519	$154,614	$497,133
Reciprocal Exchanges	5,755	—	5,755	5,751	—	5,751	5,794	—	5,794
Total	$392,478	$249,487	$641,965	$375,603	$185,980	$561,583	$348,313	$154,614	$502,927

The following tables show an analysis of premiums and fee income by product line:

	Year Ended December 31,
Gross Premium Written	2019	2018	2017
Property and Casualty
Personal Auto	$2,721,202	$2,637,176	$2,334,838
Homeowners	718,819	688,006	558,827
RV/Packaged	212,746	208,394	187,475
Small Business Auto	315,569	319,299	316,958
Lender-placed Insurance	342,267	363,056	345,354
Other	56,413	53,876	47,358
Total Property and Casualty	4,367,016	4,269,807	3,790,810
Accident and Health
Group	288,549	239,729	206,340
Individual	340,731	308,122	255,541
International	139,337	150,258	119,521
Total Accident and Health	768,617	698,109	581,402
Total NGHC	$5,135,633	$4,967,916	$4,372,212
Reciprocal Exchanges
Personal Auto	$152,688	$153,129	$132,844
Homeowners	290,972	291,907	247,460
Other	3,787	3,887	3,469
Total Reciprocal Exchanges	$447,447	$448,923	$383,773
Total Gross Premium Written	$5,583,080	$5,416,839	$4,755,985

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Premium Written	2019	2018	2017
Property and Casualty
Personal Auto	$2,260,385	$2,016,858	$1,824,932
Homeowners	404,278	331,120	275,013
RV/Packaged	198,737	206,740	185,993
Small Business Auto	249,067	233,456	246,072
Lender-placed Insurance	198,171	202,069	313,124
Other	18,905	27,366	21,516
Total Property and Casualty	3,329,543	3,017,609	2,866,650
Accident and Health
Group	231,388	197,386	160,234
Individual	340,049	308,065	255,541
International	89,169	121,088	119,521
Total Accident and Health	660,606	626,539	535,296
Total NGHC	$3,990,149	$3,644,148	$3,401,946
Reciprocal Exchanges
Personal Auto	$134,958	$61,759	$68,292
Homeowners	98,009	120,875	105,536
Other	1,505	931	1,821
Total Reciprocal Exchanges	$234,472	$183,565	$175,649
Total Net Premium Written	$4,224,621	$3,827,713	$3,577,595

	Year Ended December 31,
Net Earned Premium	2019	2018	2017
Property and Casualty
Personal Auto	$2,190,748	$1,927,667	$1,828,304
Homeowners	405,306	329,850	349,709
RV/Packaged	195,639	197,258	175,888
Small Business Auto	252,359	237,587	251,576
Lender-placed Insurance	182,231	215,811	321,995
Other	18,509	20,855	23,550
Total Property and Casualty	3,244,792	2,929,028	2,951,022
Accident and Health
Group	231,398	197,406	160,280
Individual	340,251	307,952	256,393
International	91,370	111,055	116,610
Total Accident and Health	663,019	616,413	533,283
Total NGHC	$3,907,811	$3,545,441	$3,484,305
Reciprocal Exchanges
Personal Auto	$106,549	$59,923	$66,565
Homeowners	101,964	125,806	101,648
Other	1,718	1,032	1,658
Total Reciprocal Exchanges	$210,231	$186,761	$169,871
Total Net Earned Premium	$4,118,042	$3,732,202	$3,654,176

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Fee Income	2019	2018	2017
Property and Casualty
Service and Fee Income	$386,723	$369,852	$342,519
Ceding Commission Income	164,013	160,945	55,263
Total Property and Casualty	550,736	530,797	397,782
Accident and Health
Service and Fee Income
Group	134,206	104,504	76,173
Individual	9,650	9,304	14,392
Third Party Fee	105,631	72,172	64,049
Total Service and Fee Income	249,487	185,980	154,614
Ceding Commission Income	10,939	7,003	1,013
Total Accident and Health	260,426	192,983	155,627
Total NGHC	$811,162	$723,780	$553,409
Reciprocal Exchanges
Service and Fee Income	$5,755	$5,751	$5,794
Ceding Commission Income	63,501	56,749	60,180
Total Reciprocal Exchanges	$69,256	$62,500	$65,974
Total Fee Income	$880,418	$786,280	$619,383

21. Selected Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data:

	2019
	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,232,665	$1,269,652	$1,308,172	$1,369,105
Total expenses	1,124,820	1,170,353	1,231,186	1,248,792
Provision for income taxes	22,506	22,241	16,747	15,519
Net income	85,339	77,058	60,239	104,794
Net income attributable to NGHC	91,758	77,876	71,154	107,281
Net income attributable to NGHC common stockholders	83,883	68,951	63,279	98,356
Basic EPS	$0.74	$0.61	$0.56	$0.87
Diluted EPS	$0.72	$0.60	$0.54	$0.85

	2018
	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,117,257	$1,135,106	$1,168,843	$1,186,765
Total expenses	1,045,035	1,091,655	1,097,096	1,153,177
Provision for income taxes	16,202	6,541	15,518	15,223
Net income	56,020	36,910	56,229	18,365
Net income attributable to NGHC	68,208	44,548	68,382	26,216
Net income attributable to NGHC common stockholders	60,333	36,673	60,507	17,349
Basic EPS	$0.57	$0.34	$0.56	$0.16
Diluted EPS	$0.55	$0.34	$0.55	$0.16

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

22. Business Disposition

Sale of Euro Accident Health and Care Insurance

On December 2, 2019, the Company sold its Euro Accident Health and Care Insurance Sweden operation to an investor group focused on Nordic healthcare investments. The sale price for this transaction was $139,021 and resulted in a $26,428 gain included in other income (expense). This transaction impacted the Company’s Accident and Health segment.

The following table summarizes the carrying amounts transferred to the buyer in the connection of the sale:

Assets:
Debt securities, available-for-sale, at fair value	$145,485
Cash and cash equivalents	46,731
Accrued investment income	970
Premiums and other receivables, net	29,015
Deferred acquisition costs	2,940
Reinsurance recoverable	36,819
Prepaid reinsurance premiums	4,151
Property and equipment, net	2,456
Prepaid and other assets	858
Total assets	$269,425

Liabilities:
Unpaid loss and loss adjustment expense reserves	$114,220
Unearned premiums and other revenue	26,020
Reinsurance payable	50,748
Accounts payable and accrued expenses	3,622
Other liabilities	119
Total liabilities	$194,729
Net assets sold	$74,696

Reconciliation of the gain on sale:
Cash received	$139,021
Net assets sold	(74,696)
Realized AOCI	(21,126)
Other expenses	(3,592)
Goodwill and intangible assets disposition	(13,179)
Gain on sale	$26,428

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2019	Cost(1)	Value	Amount at which shown in the Balance Sheet
Debt Securities:
Bonds:
U.S. government and government agencies and authorities	$68,944	$70,921	$70,921
States, municipalities and political subdivisions	298,345	301,682	301,682
Foreign governments	1,762	1,802	1,802
Public utilities	45,204	46,694	46,694
All other corporate bonds(2)	3,962,436	4,055,259	4,055,259
Total Debt Securities	4,376,691	4,476,358	4,476,358

Equity Securities:
Common stock:
Industrial, miscellaneous and all other	29,513	5,257	5,257
Total Equity Securities	29,513	5,257	5,257

Other Investments(3)	67,189	67,189	67,189
Other Short-term Investments(3)	67,353	67,353	67,353
Total Investments (other than investments in related parties)	$4,540,746	$4,616,157	$4,616,157

(1)Original cost of equity securities and, as to debt securities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.
(2)Includes structured securities, residential and commercial mortgage-backed securities.
(3)Approximates market value.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands)

	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost - $95,527 and $79,454)	$98,187	$78,365
Short-term investments	4,807	117,135
Other investments	—	4,310
Equity investment in subsidiaries	2,937,575	2,491,024
Total investments	3,040,569	2,690,834
Cash and cash equivalents	852	3,956
Accrued investment income	835	728
Property and equipment, net	158,670	172,943
Prepaid and other assets	26,658	30,688
Total assets	$3,227,584	$2,899,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$26,071	$94,997
Debt	584,019	603,281
Total liabilities	$610,090	$698,278
Stockholders’ equity:
Total stockholders’ equity	$2,617,494	$2,200,871
Total liabilities and stockholders’ equity	$3,227,584	$2,899,149

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Service and fee income	$48,781	$44,932	$9,256
Investment income	3,929	1,205	3,004
Net gain (loss) on investments	1,026	(1,571)	4,032
Equity in undistributed net income of subsidiaries	365,932	232,101	116,367
Total revenues	419,668	276,667	132,659
Expenses:
Interest expense	38,670	39,380	40,954
Other expense, net	38,499	30,847	7,236
Total expenses	77,169	70,227	48,190
Income before provision (benefit) for income taxes	342,499	206,440	84,469
Benefit for income taxes	(5,570)	(914)	(21,376)
Net income attributable to NGHC	348,069	207,354	105,845
Dividends on preferred stock	(33,600)	(32,492)	(31,500)
Net income attributable to NGHC common stockholders	$314,469	$174,862	$74,345

Net income attributable to NGHC	$348,069	$207,354	$105,845
Other comprehensive income (loss), net of tax	126,678	(44,054)	(19,587)
Comprehensive income attributable to NGHC	$474,747	$163,300	$86,258

See accompanying notes to condensed financial statements.

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income attributable to NGHC	$348,069	$207,354	$105,845
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	(1,026)	1,571	(4,032)
Depreciation and amortization	23,280	20,668	4,799
Net amortization of premium net of discount on debt securities	233	581	842
Stock-based compensation expense	10,996	9,020	8,324
Equity in undistributed net income of subsidiaries	(365,932)	(232,101)	(116,367)
Changes in assets and liabilities:
Accrued investment income	(108)	(500)	6
Other assets	4,927	23,334	(13,007)
Other liabilities	(1,728)	8,993	(6,057)
Net cash provided by (used in) operating activities	18,711	38,920	(19,647)
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(46,832)	(70,308)	(235,837)
Short-term investments	(284,875)	(342,137)	—
Property and equipment	(75,673)	(73,563)	(58,181)
Proceeds from:
Sale and maturity of debt securities, available-for-sale	30,941	18,260	250,102
Sale of short-term investments	397,945	225,395	—
Distributions received from subsidiaries	50,825	130,772	126,051
Acquisition of subsidiaries, net of cash	(17,091)	(9,875)	(210)
Net cash provided by (used in) investing activities	55,240	(121,456)	81,925
Cash flows from financing activities:
Proceeds from debt	—	—	140,000
Payments of debt issuance costs	(1,134)	—	—
Repayments of debt and return of capital	(20,000)	(30,000)	(172,794)
Issuances of common and preferred stock, net of fees	—	162,120	—
Issuance of common stock — employee share options	594	1,978	1,259
Taxes paid related to net share settlement of equity awards	(3,734)	(3,024)	(1,773)
Dividends paid to common and preferred shareholders	(52,781)	(48,611)	(48,550)
Net cash (used in) provided by financing activities	(77,055)	82,463	(81,858)
Net decrease in cash and cash equivalents	(3,104)	(73)	(19,580)
Cash and cash equivalents, beginning of the year	3,956	4,029	23,609
Cash and cash equivalents, end of the year	$852	$3,956	$4,029

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

2. Debt

For information relating to debt, see Note 11, “Debt” in the notes to the Company’s consolidated financial statements.

3. Dividends

For information relating to cash dividends paid to the registrant or the Company by its consolidated subsidiaries and investees accounted for by the equity method, see Note 17, “Statutory Financial Data, Risk-Based Capital and Dividend Restrictions” in the notes to the Company’s consolidated financial statements.

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

	As of December 31,			Year Ended December 31,
Segment	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2019
Property and Casualty	$239,293	$2,734,540	$2,210,851	$3,455,023	$—	$2,543,788	$539,816	$65,203	$3,564,015
Accident and Health	24,230	151,874	8,368	663,019	—	310,680	37,541	184,807	660,606
Corporate and Other	—	—	—	—	141,233	—	—	—	—
Total	$263,523	$2,886,414	$2,219,219	$4,118,042	$141,233	$2,854,468	$577,357	$250,010	$4,224,621

2018
Property and Casualty	$226,188	$2,685,879	$2,120,283	$3,115,789	$—	$2,340,881	$495,009	$55,531	$3,201,174
Accident and Health	25,220	271,280	36,554	616,413	—	321,345	15,784	168,942	626,539
Corporate and Other	—	—	—	—	119,034	—	—	—	—
Total	$251,408	$2,957,159	$2,156,837	$3,732,202	$119,034	$2,662,226	$510,793	$224,473	$3,827,713

2017
Property and Casualty	$198,283	$2,413,904	$1,886,359	$3,120,893	$—	$2,307,619	$487,740	$29,810	$3,042,299
Accident and Health	18,106	249,653	37,226	533,283	—	318,463	22,149	132,730	535,296
Corporate and Other	—	—	—	—	101,950	—	—	—	—
Total	$216,389	$2,663,557	$1,923,585	$3,654,176	$101,950	$2,626,082	$509,889	$162,540	$3,577,595

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Year Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2019
Earned Premiums	$5,486,835	$(1,449,365)	$80,572	$4,118,042	2.0%

2018
Earned Premiums	$5,049,512	$(1,440,575)	$123,265	$3,732,202	3.3%

2017
Earned Premiums	$4,233,184	$(818,238)	$239,230	$3,654,176	6.5%

Schedule V
NATIONAL GENERAL HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Year Ended December 31,	Balance at beginning of the year	Charge (Benefit) to costs and expenses	Charge to other accounts	Deductions	Balance at end of the year
2019
Allowance for uncollectible accounts	$20,208	$88,247	$—	$(84,388)	$24,067
Valuation allowance for deferred taxes	60,344	11,436	—	—	71,780

2018
Allowance for uncollectible accounts	$18,546	$74,214	$—	$(72,552)	$20,208
Valuation allowance for deferred taxes	5,410	54,934	—	—	60,344

2017
Allowance for uncollectible accounts	$16,219	$63,819	$—	$(61,492)	$18,546
Valuation allowance for deferred taxes	7,135	(1,725)	—	—	5,410

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2019
Property and Casualty (1)	$2,493,268	$50,520	$2,427,676
Accident and Health	356,036	(45,356)	328,887
Total	$2,849,304	$5,164	$2,756,563

2018
Property and Casualty (1)	$2,343,938	$(3,057)	$2,209,570
Accident and Health	352,322	(30,977)	305,667
Total	$2,696,260	$(34,034)	$2,515,237

2017
Property and Casualty (1)	$2,291,444	$16,175	$2,217,220
Accident and Health	327,289	(8,826)	274,661
Total	$2,618,733	$7,349	$2,491,881
(1) Property and Casualty includes the Reciprocal Exchanges.