Form 10-Q
period 2020-03-31
National General Holdings Corp.
filed 2020-04-29
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2020, the number of common shares of the registrant outstanding was 113,750,129.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (allowance for expected credit losses $2,927 - 2020) (Exchanges - $313,743 and $324,249; allowance for expected credit losses $298 - 2020)	$4,382,254	$4,476,358
Short-term investments (Exchanges - $19,778 and $5,245)	70,761	67,353
Other investments (related parties - $235,843 and $238,841)	287,683	311,287
Total investments	4,740,698	4,854,998
Cash and cash equivalents (Exchanges - $0 and $959)	309,802	135,942
Restricted cash and cash equivalents (Exchanges - $116 and $24)	30,070	28,521
Accrued investment income (related parties - $1,203 and $2,391) (Exchanges - $2,152 and $2,001)	26,131	30,927
Premiums and other receivables (net of allowance for expected credit losses $27,114 - 2020; net of bad debt allowance $24,067 - 2019) (Exchanges - $49,344 and $55,859; net of allowance for expected credit losses $1,013 - 2020; net of bad debt allowance $541 - 2019)	1,541,760	1,428,948
Deferred acquisition costs (Exchanges - $22,737 and $23,307)	277,368	263,523
Reinsurance recoverable (net of allowance for expected credit losses $517 - 2020) (Exchanges - $119,508 and $119,125; net of allowance for expected credit losses $173 - 2020)	1,401,681	1,394,308
Prepaid reinsurance premiums (Exchanges - $91,003 and $105,894)	511,648	575,747
Property and equipment, net (Exchanges - $93 and $241)	398,161	403,827
Intangible assets, net (Exchanges - $3,180 and $3,225)	357,568	365,823
Goodwill	179,328	179,328
Prepaid and other assets (Exchanges - $4,110 and $3,521)	86,359	94,642
Total assets	$9,860,574	$9,756,534

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)
(Unaudited)

	March 31,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $197,934 and $205,786)	$2,848,193	$2,886,414
Unearned premiums and other revenue (Exchanges - $232,538 and $252,553)	2,376,375	2,312,241
Reinsurance payable (Exchanges - $38,353 and $35,689)	553,982	562,844
Accounts payable and accrued expenses (Exchanges - $5,746 and $8,497)	313,638	315,366
Debt	685,078	686,006
Other liabilities (Exchanges - $41,266 and $30,803)	411,820	376,169
Total liabilities	$7,189,086	$7,139,040
Contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.01 par value - authorized 150,000,000 shares, issued and outstanding 113,708,996 shares - 2020; authorized 150,000,000 shares, issued and outstanding 113,368,811 shares - 2019.	$1,137	$1,134
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2020; authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2019. Aggregate liquidation preference $450,000 - 2020, $450,000 - 2019.	450,000	450,000
Additional paid-in capital	1,066,075	1,065,634
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(472)	(202)
Unrealized gain on investments, net of tax	44,317	74,750
Total accumulated other comprehensive income	43,845	74,548
Retained earnings	1,144,473	1,058,138
Total National General Holdings Corp. Stockholders’ Equity	2,705,530	2,649,454
Noncontrolling interest	(34,042)	(31,960)
Total stockholders’ equity	$2,671,488	$2,617,494
Total liabilities and stockholders’ equity	$9,860,574	$9,756,534

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net earned premium	$1,075,206	$964,157
Ceding commission income	50,305	69,534
Service and fee income	179,441	165,507
Net investment income	30,243	33,445
Net gain (loss) on investments	(6,861)	22
Total revenues	1,328,334	1,232,665
Expenses:
Loss and loss adjustment expense	691,998	651,809
Acquisition costs and other underwriting expenses	228,242	211,918
General and administrative expenses	267,569	248,094
Interest expense	11,780	12,999
Total expenses	1,199,589	1,124,820
Income before provision for income taxes	128,745	107,845
Provision for income taxes	28,172	22,506
Net income	100,573	85,339
Net loss attributable to noncontrolling interest	186	6,419
Net income attributable to NGHC	100,759	91,758
Dividends on preferred stock	(7,875)	(7,875)
Net income attributable to NGHC common stockholders	$92,884	$83,883

Earnings per common share (“EPS”):
Basic EPS	$0.82	$0.74
Diluted EPS	$0.80	$0.72

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$100,573	$85,339

Other comprehensive income:
Foreign currency translation adjustment	(342)	(4,253)
Income tax effect	72	889
Total foreign currency translation adjustment, net of tax	(270)	(3,364)

Gross unrealized gain (loss) on investments before reclassifications	(43,400)	76,785
Income tax effect	9,114	(16,125)
Total change in net unrealized gain (loss) on investments, net of tax	(34,286)	60,660

Reclassification adjustments for investments gain or loss to net income:
Net realized loss on investments	2,663	120
Income tax effect	(559)	(25)
Total loss on investments reclassifications to net income, net of tax	2,104	95

Other comprehensive income (loss) before income tax effect	(41,079)	72,652
Income tax effect	8,627	(15,261)
Other comprehensive income (loss), net of tax	(32,452)	57,391
Comprehensive income	68,121	142,730
Comprehensive loss attributable to noncontrolling interest	1,935	1,739
Comprehensive income attributable to NGHC	$70,056	$144,469

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2020	113,368,811	$1,134	2,565,120	$450,000	$1,065,634	$74,548	$1,058,138	$(31,960)	$2,617,494
Cumulative-effect adjustment of change in accounting principles, net of tax	—	—	—	—	—	—	(863)	(147)	(1,010)
Net income (loss)	—	—	—	—	—	—	100,759	(186)	100,573
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(270)	—	—	(270)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	(30,433)	—	(1,749)	(32,182)
Common stock dividends declared	—	—	—	—	—	—	(5,686)	—	(5,686)
Preferred stock dividends declared	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	487,414	3	—	—	385	—	—	—	388
Shares withheld related to net share settlement	(147,229)	—	—	—	(3,106)	—	—	—	(3,106)
Stock-based compensation	—	—	—	—	3,162	—	—	—	3,162
Balance March 31, 2020	113,708,996	$1,137	2,565,120	$450,000	$1,066,075	$43,845	$1,144,473	$(34,042)	$2,671,488

	Three Months Ended March 31, 2019
	Common Stock		Preferred Stock
	Shares	$	Shares	$	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2019	112,940,595	$1,129	2,565,120	$450,000	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	—	—	91,758	(6,419)	85,339
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,364)	—	—	(3,364)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	56,075	—	4,680	60,755
Common stock dividends declared	—	—	—	—	—	—	(4,524)	—	(4,524)
Preferred stock dividends declared	—	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	292,276	2	—	—	91	—	—	—	93
Shares withheld related to net share settlement	(95,525)	—	—	—	(2,435)	—	—	—	(2,435)
Stock-based compensation	—	—	—	—	2,622	—	—	—	2,622
Balance March 31, 2019	113,137,346	$1,131	2,565,120	$450,000	$1,058,061	$581	$843,415	$(21,706)	$2,331,482

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$100,573	$85,339
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	6,861	(22)
Credit loss expense	25,766	20,967
Depreciation and amortization	21,278	27,135
Stock-based compensation expense	3,162	2,622
Other, net	6,483	(1,251)
Changes in assets and liabilities:
Accrued investment income	4,020	658
Premiums and other receivables	(139,339)	(228,239)
Deferred acquisition costs	(13,846)	(17,020)
Reinsurance recoverable	(7,889)	121,500
Prepaid reinsurance premiums	64,099	28,058
Prepaid expenses and other assets	8,551	82,591
Unpaid loss and loss adjustment expense reserves	(38,221)	(83,073)
Unearned premiums and other revenue	64,134	161,680
Reinsurance payable	(8,862)	(130,353)
Accounts payable and accrued expenses	6,623	9,458
Other liabilities	40,656	35,160
Net cash provided by operating activities	144,049	115,210
Cash flows from investing activities:
Purchases of:
Debt securities	(90,283)	(94,525)
Short-term investments	(194,423)	(678,000)
Other investments	(2,579)	(110)
Property and equipment	(9,818)	(57,622)
Proceeds from:
Sale of debt securities, available-for-sale	25,566	21,066
Maturity of debt securities, available-for-sale	111,439	62,072
Sale of short-term investments	191,188	637,682
Sale and return of other investments	20,694	2,805
Net cash provided by (used in) investing activities	$51,784	$(106,632)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Payments of debt issuance costs	$—	$(1,726)
Repayments of debt and principal payments under capital leases obligations	(3,112)	(3,034)
Issuance of common stock — employee share options	388	93
Taxes paid related to net share settlement of equity awards	(3,106)	(2,435)
Dividends paid to common shareholders	(5,669)	(4,518)
Dividends paid to preferred shareholders	(8,925)	(8,867)
Net cash used in financing activities	(20,424)	(20,487)
Effect of exchange rate changes on cash and cash equivalents	—	(1,402)
Net increase (decrease) in cash, cash equivalents, and restricted cash	175,409	(13,311)
Cash, cash equivalents, and restricted cash at beginning of the period	164,463	233,583
Cash, cash equivalents, and restricted cash at end of the period	$339,872	$220,272

Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	5,686	4,524
Accrued preferred stock dividends	7,875	7,875

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

1. Basis of Reporting

The accompanying unaudited interim condensed consolidated financial statements include the accounts of National General Holdings Corp. and its subsidiaries (the “Company” or “NGHC”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC on February 20, 2020. The balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date.

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

The unaudited condensed consolidated financial statements include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with their subsidiaries, the “Reciprocal Exchanges” or “Exchanges”); variable interest entities (“VIE”s) of which the Company is the primary beneficiary. The Company has no ownership interest in the Reciprocal Exchanges but is paid a fee to manage their business operations and has the ability to direct their activities through its wholly-owned management companies. The Reciprocal Exchanges are property and casualty insurers.

A detailed description of the Company’s significant accounting policies and management judgments is located in the notes to the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic outbreak has caused an economic downturn on a global scale. The Company continues to monitor the impact of the pandemic as it unfolds. The Company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
2. Recent Accounting Pronouncements

Adopted During 2020

Standard	Description	Date of Adoption	Effect on the Company
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments.	This standard changes the impairment model to a new forward-looking expected loss model for most financial assets and certain other instruments. The standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgement to determine which loss estimation method is appropriate for their circumstances. The standard is effective for interim and annual reporting periods beginning after December 15, 2019 and requires using a modified retrospective approach, recognizing a cumulative-effect adjustment as of the beginning of the first reporting period in which the standard is effective.	January 1, 2020	The Company adopted ASU 2016-13 using the modified retrospective approach and recorded a cumulative-effect adjustment of $1,010 to the opening balance of retained earnings and increased the allowance for premiums receivable and reinsurance recoverable by the same amount.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	This standard establishes a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value.	January 1, 2020	The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

With the exception of the adopted accounting pronouncements discussed above, there have been no recent accounting pronouncements, or quantitative or qualitative progress made toward implementation of outstanding accounting pronouncements during the three months ended March 31, 2020, as compared to those described in Note 2, “Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that are of significance, or potential significance, to the Company.

Accounting Policies

The following accounting policies have been updated to reflect the Company's adoption of Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as described above.

Investment Impairments

The Company conducts a periodic review to identify and evaluate invested assets that may have credit impairments. Beginning on January 1, 2020, credit losses on available-for-sale debt securities are recognized through an allowance account. See Note 4, “Investments” for additional information.

The Company reports investment income accrued separately from debt securities, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off by reversing interest income through net investment income at the time the issuer of the bond defaults or is expected to default on payments.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Uncollectible available-for-sale debt securities are written-off to net gain (loss) on investments when the Company determines that no additional payments of principal or interest will be received.

Premiums and Other Receivables

Premium and other receivables are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions, and other relevant factors. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium.

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company reports its reinsurance recoverable net of an allowance for estimated uncollectible reinsurance. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses, and other relevant factors. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
3. Allowance for Expected Credit Losses

Premiums and Other Receivables

The following table presents the balances of premiums and other receivables, net of the allowance for expected credit losses, as of March 31, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2020.

	Premiums and Other Receivables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,428,948	$24,067
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		762
Current period change for expected credit losses (1)		25,766
Write-offs of uncollectible premiums and other receivables		(23,481)
Balance, end of the period	$1,541,760	$27,114
(1) Current period charges for expected losses are recorded in general and administrative expenses.

Reinsurance Recoverable

The following table presents the balances of reinsurance recoverable, net of the allowance for estimated uncollectible reinsurance, as of March 31, 2020 and January 1, 2020, and changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2020.

	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,394,308	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		517
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance		—
Balance, end of the period	$1,401,681	$517

Other than the Company’s mandatory pools and associations reinsurance agreements and before allowances for estimated uncollectible reinsurance, the Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
4. Investments

(a) Available-For-Sale Debt Securities

The following table summarizes the unrealized positions for available-for-sale debt securities, disaggregated by major security type.

	Amortized	Allowance for	Gross Unrealized		Fair
March 31, 2020	Cost	Credit Losses (1)	Gains	Losses	Value
U.S. Treasury	$56,656	$—	$4,398	$—	$61,054
Federal agencies	3,907	—	14	—	3,921
States and political subdivision bonds	292,734	—	8,931	(32)	301,633
Foreign government	1,762	—	—	(38)	1,724
Corporate bonds	1,922,412	(2,927)	35,738	(31,790)	1,923,433
Residential mortgage-backed securities	1,206,548	—	44,174	(1,416)	1,249,306
Commercial mortgage-backed securities	583,502	—	29,723	(1,856)	611,369
Asset-backed securities	48,993	—	261	(1,348)	47,906
Structured securities	209,680	—	—	(27,772)	181,908
Total	$4,326,194	$(2,927)	$123,239	$(64,252)	$4,382,254
NGHC	$4,014,997	$(2,629)	$115,574	$(59,431)	$4,068,511
Reciprocal Exchanges	311,197	(298)	7,665	(4,821)	313,743
Total	$4,326,194	$(2,927)	$123,239	$(64,252)	$4,382,254
(1) Represents the amount of impairment that has resulted from credit-related factors recorded in net gain (loss) on investments.

	Amortized	Gross Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
U.S. Treasury	$65,037	$1,992	$(23)	$67,006
Federal agencies	3,907	8	—	3,915
States and political subdivision bonds	298,345	4,778	(1,441)	301,682
Foreign government	1,762	40	—	1,802
Corporate bonds	1,859,736	59,184	(2,357)	1,916,563
Residential mortgage-backed securities	1,265,830	15,747	(4,117)	1,277,460
Commercial mortgage-backed securities	585,044	27,261	(112)	612,193
Asset-backed securities	74,465	1,194	(48)	75,611
Structured securities	222,565	226	(2,665)	220,126
Total	$4,376,691	$110,430	$(10,763)	$4,476,358
NGHC	$4,057,501	$104,951	$(10,343)	$4,152,109
Reciprocal Exchanges	319,190	5,479	(420)	324,249
Total	$4,376,691	$110,430	$(10,763)	$4,476,358

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The amortized cost and fair value of available-for-sale debt securities held as of March 31, 2020, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
March 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$58,383	$58,583	$110	$110	$58,493	$58,693
Due after one year through five years	1,002,735	1,006,418	127,214	128,065	1,129,949	1,134,483
Due after five years through ten years	983,649	977,567	79,997	78,303	1,063,646	1,055,870
Due after ten years	219,712	209,612	15,351	15,015	235,063	224,627
Mortgage-backed securities	1,750,518	1,816,331	88,525	92,250	1,839,043	1,908,581
Total	$4,014,997	$4,068,511	$311,197	$313,743	$4,326,194	$4,382,254

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available-for-sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivision bonds	$7,204	$(28)	$908	$(4)	$8,112	$(32)
Foreign government	1,724	(38)	—	—	1,724	(38)
Corporate bonds	891,346	(31,790)	—	—	891,346	(31,790)
Residential mortgage-backed securities	41,121	(1,416)	—	—	41,121	(1,416)
Commercial mortgage-backed securities	55,768	(1,856)	—	—	55,768	(1,856)
Asset-backed securities	32,912	(1,326)	233	(22)	33,145	(1,348)
Structured securities	123,710	(14,710)	58,198	(13,062)	181,908	(27,772)
Total	$1,153,785	$(51,164)	$59,339	$(13,088)	$1,213,124	$(64,252)
NGHC	$1,027,271	$(46,838)	$55,834	$(12,593)	$1,083,105	$(59,431)
Reciprocal Exchanges	126,514	(4,326)	3,505	(495)	130,019	(4,821)
Total	$1,153,785	$(51,164)	$59,339	$(13,088)	$1,213,124	$(64,252)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,903	$(23)	$500	$—	$20,403	$(23)
States and political subdivision bonds	106,103	(1,415)	2,580	(26)	108,683	(1,441)
Corporate bonds	586,817	(2,253)	5,976	(104)	592,793	(2,357)
Residential mortgage-backed securities	410,484	(4,074)	3,983	(43)	414,467	(4,117)
Commercial mortgage-backed securities	18,250	(105)	748	(7)	18,998	(112)
Asset-backed securities	5,406	(29)	920	(19)	6,326	(48)
Structured securities	40,979	(94)	109,880	(2,571)	150,859	(2,665)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)
NGHC	$1,104,244	$(7,654)	$117,681	$(2,689)	$1,221,925	$(10,343)
Reciprocal Exchanges	83,698	(339)	6,906	(81)	90,604	(420)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on debt securities reported above were primarily caused by the effects of the interest rate environment and the market impacts of COVID-19.

There were 1,663 and 1,337 individual security lots at March 31, 2020 and December 31, 2019, respectively, that accounted for the gross unrealized loss. As of March 31, 2020 and December 31, 2019, the unrealized losses for those securities in unrealized loss positions for a period of twelve or more consecutive months were not greater than or equal to 25% of their amortized cost. The Company recorded a credit loss allowance of $2,927 on seven securities related to the energy sector. Some of the factors considered in assessing credit loss and impairment of fixed maturities due to credit-related factors include: (1) the magnitude of the unrealized loss in relation to the amortized cost; (2) the credit rating of the issuing entity and market or issuer events that could impact the issuer’s ability to repay the debt security; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.

The following table displays the roll forward of the allowance for credit losses for the period:

	Three Months Ended March 31, 2020
	Corporate bonds	Total
Balance, beginning of the period	$—	$—
Credit losses on securities not previously recorded	2,927	2,927
Balance, end of the period	$2,927	$2,927

(c) Net Investment Income

The components of net investment income consisted of the following:

	Three Months Ended March 31,
	2020	2019
Cash and short-term investments	$278	$1,497
Debt securities	32,102	29,467
Other, net (related parties - $(2,525) and $254)	(768)	3,508
Investment income	$31,612	$34,472
Investment expenses	(1,369)	(1,027)
Net investment income	$30,243	$33,445
NGHC	$28,060	$31,275
Reciprocal Exchanges	2,183	2,170
Net investment income	$30,243	$33,445

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
(d) Net Gain (Loss) on Investments

The table below indicates realized gains and losses on investments. Other, net includes realized gains and losses from short-term and other investments and foreign exchange. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Three Months Ended March 31,
	2020	2019
Debt securities, available-for-sale:
Gross gains	$273	$136
Gross losses	(9)	(256)
Credit allowance	(2,927)	—
Net realized loss on debt securities, available-for-sale	(2,663)	(120)
Other, net (1)	(4,198)	142
Net realized gain (loss) on investments	$(6,861)	$22
NGHC	$(6,068)	$766
Reciprocal Exchanges	(793)	(744)
Net realized gain (loss) on investments	$(6,861)	$22
(1) Includes gains and losses on publicly traded equities and foreign currency.

(e) Credit Quality of Investments

The tables below summarize the credit quality of debt securities, as rated by Standard & Poor’s (“S&P”). If a security is not rated by S&P, an S&P equivalent is determined based on ratings from similar rating agencies. Securities that are not rated are included in the “BB+ and lower” category.

	NGHC			Reciprocal Exchanges
March 31, 2020	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$43,695	$47,084	1.2%	$12,961	$13,970	4.5%
AAA	528,158	543,778	13.4%	20,845	21,169	6.7%
AA, AA+, AA-	1,618,321	1,675,017	41.2%	115,089	118,870	37.9%
A, A+, A-	966,417	960,982	23.6%	108,416	108,375	34.5%
BBB, BBB+, BBB-	830,937	817,798	20.1%	52,986	50,862	16.2%
BB+ and lower	27,469	23,852	0.5%	900	497	0.2%
Total	$4,014,997	$4,068,511	100.0%	$311,197	$313,743	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,108	$53,599	1.3%	$12,929	$13,407	4.1%
AAA	515,869	537,508	12.9%	20,947	21,555	6.6%
AA, AA+, AA-	1,677,787	1,697,220	40.9%	120,113	121,720	37.5%
A, A+, A-	954,312	976,468	23.5%	116,747	119,041	36.7%
BBB, BBB+, BBB-	795,594	823,239	19.8%	48,021	48,093	14.8%
BB+ and lower	61,831	64,075	1.6%	433	433	0.3%
Total	$4,057,501	$4,152,109	100.0%	$319,190	$324,249	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

March 31, 2020	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.5%	26.0%	12.5%	0.3%	$813,631	42.3%
Industrials	0.7%	2.6%	22.5%	29.3%	0.3%	1,065,463	55.4%
Utilities/Other	—%	—%	1.0%	1.3%	—%	44,339	2.3%
Total	0.7%	6.1%	49.5%	43.1%	0.6%	$1,923,433	100.0%
NGHC	0.3%	4.9%	43.9%	40.5%	0.6%	$1,734,990	90.2%
Reciprocal Exchanges	0.4%	1.2%	5.6%	2.6%	—%	188,443	9.8%
Total	0.7%	6.1%	49.5%	43.1%	0.6%	$1,923,433	100.0%

December 31, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	25.0%	12.1%	0.3%	$785,910	41.0%
Industrials	0.7%	2.7%	24.1%	29.0%	0.1%	1,083,959	56.6%
Utilities/Other	—%	—%	1.0%	1.4%	—%	46,694	2.4%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%
NGHC	0.3%	5.1%	44.0%	40.0%	0.4%	$1,720,962	89.8%
Reciprocal Exchanges	0.4%	1.2%	6.1%	2.5%	—%	195,601	10.2%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%

(f) Cash and Cash Equivalents, Restricted Cash and Restricted Investments

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

Cash, cash equivalents, and restricted cash are as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$309,802	$135,942
Restricted cash and cash equivalents	30,070	28,521
Total cash, cash equivalents and restricted cash	$339,872	$164,463

Restricted investments are as follows:

	March 31, 2020	December 31, 2019
Securities on deposit with state regulatory authorities	$81,809	$74,061
Restricted investments to trusts in certain reinsurance transactions	42,369	49,502
Total restricted investments	$124,178	$123,563

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
(g) Short-term and Other Investments

Short-term investments include commercial paper, U.S. Treasury bills and money market funds with maturities between 91 days and less than one year at the date of acquisition.

The table below summarizes the composition of other investments:

	March 31, 2020	December 31, 2019
Equity method investments (related parties - $105,839 and $109,612)	$140,897	$143,511
Notes receivable (related parties - $130,004 and $129,229)(1)	130,067	129,299
Long-term Certificates of Deposit (CDs), at cost	150	20,150
Investments, at fair value	7,661	9,365
Investments, at cost or amortized cost	8,908	8,962
Total	$287,683	$311,287
(1) See Note 15, “Related Party Transactions” for additional information.

Equity method investments represent limited liability companies and limited partnership investments in real estate. Investments at fair value include publicly traded equities and the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in earnings. Investments at cost or amortized cost, represent limited partnerships, loans and trusts. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

Other than investments at fair value, the Company’s other investments are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

Limited Liability Companies and Limited Partnerships

The Company holds a variable interest in the following entities but is not the VIE’s primary beneficiary. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% noncontrolling equity interest in a limited partnership managed by a third party. As of March 31, 2020, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s equity interest in the LSC Entity as of March 31, 2020 and December 31, 2019, was $45,291 and $49,477, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded equity in earnings (losses) from the LSC Entity of $(4,186) and $586, respectively.

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC.

The Company’s equity interest in 800 Superior, LLC as of March 31, 2020 and December 31, 2019 was $9,487 and $9,365, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $122 and $(293), respectively. The Company paid 800 Superior, LLC $761 and $742 in rent for the three months ended March 31, 2020 and 2019, respectively.

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

The Company’s equity interest in North Dearborn as of March 31, 2020 and December 31, 2019 was $5,702 and $5,317, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded equity in earnings (losses) from North Dearborn of $430 and $(28), respectively, and received distributions of $45 and $0, respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of March 31, 2020 and December 31, 2019 was $1,234 and $1,074, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded equity in earnings (losses) from 4455 LBJ Freeway, LLC of $160 and $23, respectively. The Company paid 4455 LBJ Freeway, LLC $613 and $555 in rent for the three months ended March 31, 2020 and 2019, respectively.

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

The Company’s equity interest in Illinois Center as of March 31, 2020 and December 31, 2019 was $44,125 and $44,379, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded equity in earnings (losses) from Illinois Center of $(254) and $(1,222), respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of March 31, 2020 and December 31, 2019. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

Level 1 measurements:
•U.S. Treasury and federal agencies. The fair values of U.S. government securities are based on quoted market prices in active markets. The Company believes the market for U.S. government securities is an actively traded market given the high level of daily trading volume.
•Short-term investments. Comprised of money market funds that are traded in active markets and fair values are based on quoted market prices.
•Other Investments, at fair value. Common and preferred equities. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided at fair value.

Level 2 measurements:
•States and political subdivision bonds, and foreign government. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.
•Corporate bonds. Comprised of bonds issued by corporations, public and privately placed. The fair values of short-term corporate bonds are priced using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve, and the fair value of long-term corporate bonds are priced using the spread above the risk-free yield curve. The spreads are sourced from broker dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.
•Residential and commercial mortgage-backed securities, asset-backed securities and structured securities. The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

Level 3 measurements:
•States and political subdivision bonds. The Company holds certain municipal bonds that finance economic development, infrastructure and environmental projects which do not have an active market. These bonds

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.
•Corporate bonds. The Company holds certain structured notes and term loans that do not have an active market. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.
•Other investments, at fair value. Comprised of the Company’s right to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow method to estimate the fair value of the ESS. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are recorded in earnings.
•Other Investments, at cost or amortized cost. From time to time, the Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third-party broker quotes, issuers’ book value, market multiples, and other inputs. These bonds are valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.

Assets measured at fair value on a recurring basis are as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$61,054	$—	$—	$61,054
Federal agencies	3,921	—	—	3,921
States and political subdivision bonds	—	298,533	3,100	301,633
Foreign government	—	1,724	—	1,724
Corporate bonds	—	1,914,951	8,482	1,923,433
Residential mortgage-backed securities	—	1,249,306	—	1,249,306
Commercial mortgage-backed securities	—	611,369	—	611,369
Asset-backed securities	—	47,906	—	47,906
Structured securities	—	181,908	—	181,908
Total available-for-sale debt securities	64,975	4,305,697	11,582	4,382,254
Short-term investments	50,262	20,499	—	70,761
Other investments	3,829	—	3,832	7,661
Total	$119,066	$4,326,196	$15,414	$4,460,676
NGHC	$84,817	$4,026,924	$15,414	$4,127,155
Reciprocal Exchanges	34,249	299,272	—	333,521
Total	$119,066	$4,326,196	$15,414	$4,460,676

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Available-for-sale debt securities:
U.S. Treasury	$67,006	$—	$—	$67,006
Federal agencies	3,915	—	—	3,915
States and political subdivision bonds	—	298,582	3,100	301,682
Foreign government	—	1,802	—	1,802
Corporate bonds	—	1,908,235	8,328	1,916,563
Residential mortgage-backed securities	—	1,277,460	—	1,277,460
Commercial mortgage-backed securities	—	612,193	—	612,193
Asset-backed securities	—	75,611	—	75,611
Structured securities	—	220,126	—	220,126
Total available-for-sale debt securities	70,921	4,394,009	11,428	4,476,358
Short-term investments	59,953	7,400	—	67,353
Other investments	4,881	—	4,484	9,365
Total	$135,755	$4,401,409	$15,912	$4,553,076
NGHC	$116,602	$4,091,068	$15,912	$4,223,582
Reciprocal Exchanges	19,153	310,341	—	329,494
Total	$135,755	$4,401,409	$15,912	$4,553,076

For the three months ended March 31, 2020 and 2019, there were no transfers between Level 2 and Level 3.

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2020	$3,100	$8,328	$4,484	$15,912
Total gains (losses) for the period:
Included in earnings	—	—	(375)	(375)
Included in other comprehensive income	—	154	—	154
Sales	—	—	(277)	(277)
Balance as of March 31, 2020	$3,100	$8,482	$3,832	$15,414
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(375)	$(375)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$—	$154	$—	$154

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$7,593	$22,956
Total gains (losses) for the period:
Included in earnings	—	—	(405)	(405)
Included in other comprehensive income	64	67	—	131
Balance as of March 31, 2019	$3,660	$11,834	$7,188	$22,682
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period	$—	$—	$(405)	$(405)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$64	$67	$—	$131

At March 31, 2020 and December 31, 2019, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

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

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		March 31, 2020		December 31, 2019
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,950	$83,880	$96,928	$103,560
6.75% Notes	Level 3	347,252	361,628	347,091	371,366
Subordinated Debentures	Level 3	72,168	72,118	72,168	72,103
2019 Credit Agreement	Level 3	140,000	141,227	140,000	148,272

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Three Months Ended March 31,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the period	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408
Additions	154,789	7,431	162,220	145,979	25,101	171,080
Amortization	(141,054)	(7,321)	(148,375)	(136,008)	(18,303)	(154,311)
Change in DAC	13,735	110	13,845	9,971	6,798	16,769
Balance, end of the period	$253,028	$24,340	$277,368	$236,159	$32,018	$268,177
NGHC	$230,291	$24,340	$254,631	$215,854	$32,018	$247,872
Reciprocal Exchanges	22,737	—	22,737	20,305	—	20,305
Balance, end of the period	$253,028	$24,340	$277,368	$236,159	$32,018	$268,177

7. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and loss adjustment expense (“LAE”) reserves are an estimate of the Company’s liability from incurred claims at the reporting period. The unpaid losses and loss adjustment expense reserves are the result of an ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and future events beyond the control of management, such as changes in the law, judicial interpretations of the law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables present a reconciliation of beginning and ending balances for unpaid losses and LAE:

	Three Months Ended March 31, 2020
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,528,754	$151,874	$2,680,628	$205,786	$2,886,414
Less: Reinsurance recoverable at beginning of the period	(1,016,368)	(11,266)	(1,027,634)	(84,174)	(1,111,808)
Net balance at beginning of the period	1,512,386	140,608	1,652,994	121,612	1,774,606
Incurred losses and LAE related to:
Current year	563,559	86,409	649,968	41,438	691,406
Prior year	4,471	(4,808)	(337)	929	592
Total incurred	568,030	81,601	649,631	42,367	691,998
Paid losses and LAE related to:
Current year	(204,279)	(25,820)	(230,099)	(18,169)	(248,268)
Prior year	(397,862)	(44,076)	(441,938)	(29,449)	(471,387)
Total paid	(602,141)	(69,896)	(672,037)	(47,618)	(719,655)
Net balance at end of the period	1,478,275	152,313	1,630,588	116,361	1,746,949
Plus: Reinsurance recoverable at end of the period	1,004,759	14,912	1,019,671	81,573	1,101,244
Gross balance at end of the period	$2,483,034	$167,225	$2,650,259	$197,934	$2,848,193

	Three Months Ended March 31, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the period	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the period	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	530,549	95,601	626,150	39,973	666,123
Prior year	(5,514)	(10,852)	(16,366)	2,052	(14,314)
Total incurred	525,035	84,749	609,784	42,025	651,809
Paid losses and LAE related to:
Current year	(130,395)	(33,681)	(164,076)	(14,949)	(179,025)
Prior year	(422,560)	(53,310)	(475,870)	(21,478)	(497,348)
Total paid	(552,955)	(86,991)	(639,946)	(36,427)	(676,373)
Effect of foreign exchange rates	—	1,094	1,094	—	1,094
Net balance at end of the period	1,296,901	245,557	1,542,458	106,089	1,648,547
Plus: Reinsurance recoverable at end of the period	1,103,114	28,729	1,131,843	89,933	1,221,776
Gross balance at end of the period	$2,400,015	$274,286	$2,674,301	$196,022	$2,870,323

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Prior year loss development, net of reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2020. Loss and LAE for the three months ended March 31, 2020 included $592 of unfavorable development on prior accident year loss and LAE reserves. The $5,400 of unfavorable development in the property and casualty segment (including $929 of unfavorable development for the Reciprocal Exchanges) was driven by small business auto, while the $4,808 of favorable development in the accident and health segment was primarily driven by small group self-funded business.

2019. Loss and LAE for the three months ended March 31, 2019 included $14,314 of favorable development on prior accident year loss and LAE reserves. The $3,462 of favorable development in the property and casualty segment (including $2,052 of unfavorable development for the Reciprocal Exchanges) was driven by homeowners business, while the $10,852 of favorable development in the accident and health segment was primarily driven by small group self-funded business.

8. Reinsurance

The Company utilizes various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit its exposure. Reinsurance agreements transfer portions of the underlying risk of the business the Company writes. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its account.

The Company assumes and cedes insurance risks under various reinsurance agreements, on both a pro-rata basis and excess of loss basis. The Company purchases reinsurance to mitigate the volatility of direct and assumed business, which may be caused by the aggregate value or the concentration of written exposures in a particular geographic area or business segment and may arise from catastrophes or other events. The Company pays a premium as consideration for ceding the risk.

Reinsurance recoverable is as follows:

	March 31, 2020	December 31, 2019
Reinsurance recoverable on paid losses	$300,954	$282,500
Reinsurance recoverable on unpaid losses	1,101,244	1,111,808
Allowance for uncollectible reinsurance	(517)	—
Reinsurance recoverable, net	$1,401,681	$1,394,308

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	March 31, 2020		December 31, 2019
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$46,868	$1,101,244	$50,884	$1,111,808
Unearned premiums	17,193	511,648	15,278	575,747

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following is the effect of reinsurance on premiums and loss and LAE:

	Three Months Ended March 31,
	2020		2019
Premiums:	Written	Earned	Written	Earned
Direct	$1,458,533	$1,390,150	$1,489,188	$1,315,705
Assumed	18,021	16,106	20,590	21,000
Total Gross Premium	1,476,554	1,406,256	1,509,778	1,336,705
Ceded	(266,951)	(331,050)	(345,114)	(372,548)
Net Premium	$1,209,603	$1,075,206	$1,164,664	$964,157

	Three Months Ended March 31,
	2020		2019
	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$6,635	$196,486	$5,322	$209,322

Industry Pools and Facilities

The Company’s reinsurance programs include premiums written under state-mandated involuntary plans for automobile, motorcycle and commercial vehicles and premiums ceded to state-provided reinsurance facilities such as Michigan Catastrophic Claims Association (“MCCA”) and North Carolina Reinsurance Facility (“NCRF”), for which the Company retains no loss indemnity risk. Prepaid reinsurance premiums are earned on a pro-rata basis over the period of risk, consistent with premiums written.

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

Effective July 1, 2019, the Reciprocal Exchanges renewed their property catastrophe excess of loss program, providing a total of $480,000 in coverage with a $20,000 retention, with one reinstatement.

9. Debt

The following table represents the Company’s debt:

	Interest Rate	Maturity	March 31, 2020	December 31, 2019
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I(1)	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II(2)	LIBOR + 4.25%	2037	30,930	30,930
2019 Credit Agreement(3)	LIBOR + 1.75%	2023	140,000	140,000
Finance lease liabilities	Various	Various	20,946	20,477
Other	3.5%	Various	7,762	9,342
Unamortized debt issuance costs and unamortized discount			(5,798)	(5,981)
Total carrying amount of debt			$685,078	$686,006
(1) Interest rate was 4.14% and 5.29%, as of March 31, 2020 and December 31, 2019, respectively.
(2) Interest rate was 4.99% and 6.14%, as of March 31, 2020 and December 31, 2019, respectively.
(3) Weighted-average interest rate was 2.75% and 3.59% as of March 31, 2020 and December 31, 2019, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following table presents the Company’s interest expense:

		Three Months Ended March 31,
	Interest Payment Frequency	2020	2019
6.75% Notes	Semiannually	$5,906	$5,906
7.625% Notes	Quarterly	1,906	1,906
Subordinated Debentures	Quarterly	997	1,163
2016 Credit Agreement	Quarterly	—	1,211
2019 Credit Agreement	Quarterly	1,215	529
Finance lease liabilities	Various	371	294
Other(1)	Various	1,385	1,990
Total interest expense		$11,780	$12,999
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Credit Agreement

In 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBOR rate. ABR borrowings under the 2019 Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBOR rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio; and as of March 31, 2020, the rate was 0.225%). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to March 31, 2020 are as follows:

	2020 (remaining nine months)	2021	2022	2023	2024	2025	Thereafter	Total
6.75% Notes	$—	$—	$—	$—	$350,000	$—	$—	$350,000
7.625% Notes	—	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	140,000	—	—	—	140,000
Finance lease liabilities	5,380	5,664	3,439	2,144	1,360	735	2,224	20,946
Other	4,819	2,943	—	—	—	—	—	7,762
Total principal amount of debt	$10,199	$8,607	$3,439	$142,144	$351,360	$735	$174,392	$690,876
Unamortized debt issuance costs and unamortized discount								(5,798)
Carrying amount of debt								$685,078

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

As of March 31, 2020, the Company was in compliance with the covenants contained in the Company’s debt agreements.

10. Contingencies

Litigation

The Company is routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to its policies. Management believes it has recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

On July 25, 2019, the City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan filed a complaint in the U.S. District Court for the Central District of California against the Company and certain of its officers. On November 19, 2019, the U.S. District Court for the Central District of California granted the Company’s Motion to Transfer the case to the Southern District of New York. On January 10, 2020, lead plaintiffs Town of Davie Police Officers Retirement System and Massachusetts Laborers’ Pension Fund filed an amended Complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements made by the Company in its SEC filings in relationship to the Company’s involvement in the historical and no longer existing Wells Fargo collateral protection insurance program on behalf of a purported class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between July 15, 2015 and August 9, 2017. The amended complaint seeks damages in an amount to be proven at trial. The Company filed a Motion to Dismiss the amended complaint on March 10, 2020. Management believes that the claims set forth in the amended complaint are unfounded and without merit and intends to vigorously contest them. The Company notes, however, that in light of the inherent uncertainty in legal proceedings, the Company can give no assurance as to the ultimate resolution of the matter, and an estimate of the possible loss or range of loss, if any, cannot be made at this time.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s consolidated effective tax rate increased from 20.9% for the three months ended March 31, 2019 to 21.9% for the three months ended March 31, 2020. The increase in consolidated effective tax rate for the periods was primarily driven by an increase in tax associated with U.S shareholder’s income and other nondeductible items.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are currently under audit by the IRS for the year ended December 31, 2016 and 2017, and open to audit years thereafter for federal tax purposes. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2016 forward, depending on jurisdiction.

The Company continues to consider the tax impact of recent legislation passed to mitigate the impact of COVID-19, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). At this time, the Company believes that the provisions of the Act will not have a material tax impact.

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

Common Stock and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	February 20, 2020	$0.05
Preferred stock Series A	February 20, 2020	$0.46875
Preferred stock Series B and Series C	February 20, 2020	$18.75	$0.46875

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	February 25, 2019	$0.04
Preferred stock Series A	February 25, 2019	$0.46875
Preferred stock Series B and Series C	February 25, 2019	$18.75	$0.46875

13. Stock-Based Compensation

In 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units, performance units, cash-based awards or other stock-based awards. The number of shares of common stock for which awards may be issued may not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan serves as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continue to be outstanding and subject to their terms and conditions. As of March 31, 2020, approximately 1.9 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

Stock Options

A summary of the stock option awards granted under the prior plan is shown below:

	Shares Subject to Options Outstanding
Three Months Ended March 31, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of the period	3,025,587	$9.83
Exercised	(120,738)	3.67
Outstanding and exercisable at end of the period	2,904,849	$10.09	3.0	$18,862
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $16.55, as reported on the Nasdaq Global Market on March 31, 2020.

No options were granted, forfeited or expired during the three months ended March 31, 2020. The total intrinsic value of the options exercised for the three months ended March 31, 2020 and 2019 was $2,126 and $526, respectively. The total fair value of stock options vested for the three months ended March 31, 2020 and 2019 was $178 and $37, respectively.

Restricted Stock Units

A summary of the RSUs is shown below:

	RSUs
Three Months Ended March 31, 2020	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	1,033,631	$23.98
Granted	543,997	21.52
Vested	(381,676)	23.58
Non-vested at end of the period	1,195,952	$22.99

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The weighted-average grant date fair value of RSUs granted for the three months ended March 31, 2020 and 2019 was $21.52 and $25.60, respectively. The total fair value of the RSUs vested for the three months ended March 31, 2020 and 2019 was $9,002 and $5,796, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $3,162 and $2,622 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had approximately $24,749 of unrecognized stock-based compensation expense related to RSUs awards. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years based on vesting under the award service conditions.

14. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to NGHC	$100,759	$91,758
Preferred stock dividends - nonconvertible	(7,875)	(7,875)
Preferred stock dividends - convertible	—	—
Numerator for basic EPS	92,884	83,883
Effect of dilutive securities:
Preferred stock dividends - convertible	—	—
Numerator for diluted EPS - after assumed conversions	$92,884	$83,883

Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,557,441	113,014,711
Effect of dilutive securities:
Employee stock options	1,454,379	1,939,844
RSUs	274,051	331,198
Convertible preferred stock	789,473	789,473
Dilutive potential common shares	2,517,903	3,060,515
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,075,344	116,075,226

Basic EPS	$0.82	$0.74
Diluted EPS	$0.80	$0.72

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
15. Related Party Transactions

The significant shareholder of the Company has an ownership interest in AmTrust and ACP Re. The Company is a party to the following transactions with these related entities:

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

As of March 31, 2020 and December 31, 2019 the Company had a receivable principal amount related to the ACP Re Credit Agreement of $130,004 and $129,229, respectively. The Company recorded interest income of $1,203 and $1,188 for the three months ended March 31, 2020 and 2019, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at March 31, 2020 and December 31, 2019 based on the collateral levels maintained.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $207 and $207 in rent for the three months ended March 31, 2020 and 2019, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $108 and $76 in rent for the three months ended March 31, 2020 and 2019, respectively.

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

The following tables summarize the results of operations of the operating segments:

	Three Months Ended March 31, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,289,529	$187,025	$—	$1,476,554
Ceded premiums	(248,142)	(18,809)	—	(266,951)
Net premium written	1,041,387	168,216	—	1,209,603
Change in unearned premium	(130,887)	(3,510)	—	(134,397)
Net earned premium	910,500	164,706	—	1,075,206
Ceding commission income	49,745	560	—	50,305
Service and fee income	98,917	80,524	—	179,441
Total underwriting revenues	1,059,162	245,790	—	1,304,952
Underwriting expenses:
Loss and loss adjustment expense	610,397	81,601	—	691,998
Acquisition costs and other underwriting expenses	159,771	68,471	—	228,242
General and administrative expenses	207,817	59,752	—	267,569
Total underwriting expenses	977,985	209,824	—	1,187,809
Underwriting income	81,177	35,966	—	117,143
Net investment income	—	—	30,243	30,243
Net loss on investments	—	—	(6,861)	(6,861)
Interest expense	—	—	(11,780)	(11,780)
Provision for income taxes	—	—	(28,172)	(28,172)
Net loss attributable to noncontrolling interest	—	—	186	186
Net income attributable to NGHC	$81,177	$35,966	$(16,384)	$100,759

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,251,234	$258,544	$—	$1,509,778
Ceded premiums	(286,751)	(58,363)	—	(345,114)
Net premium written	964,483	200,181	—	1,164,664
Change in unearned premium	(161,906)	(38,601)	—	(200,507)
Net earned premium	802,577	161,580	—	964,157
Ceding commission income	66,943	2,591	—	69,534
Service and fee income	104,495	61,012	—	165,507
Total underwriting revenues	974,015	225,183	—	1,199,198
Underwriting expenses:
Loss and loss adjustment expense	567,060	84,749	—	651,809
Acquisition costs and other underwriting expenses	154,070	57,848	—	211,918
General and administrative expenses	189,456	58,638	—	248,094
Total underwriting expenses	910,586	201,235	—	1,111,821
Underwriting income	63,429	23,948	—	87,377
Net investment income	—	—	33,445	33,445
Net gain on investments	—	—	22	22
Interest expense	—	—	(12,999)	(12,999)
Provision for income taxes	—	—	(22,506)	(22,506)
Net loss attributable to noncontrolling interest	—	—	6,419	6,419
Net income attributable to NGHC	$63,429	$23,948	$4,381	$91,758

The following tables summarize the financial position of the operating segments:

	March 31, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,373,437	$167,928	$395	$1,541,760
Deferred acquisition costs	253,028	24,340	—	277,368
Reinsurance recoverable, net	1,380,374	21,307	—	1,401,681
Prepaid reinsurance premiums	511,613	35	—	511,648
Goodwill and Intangible assets, net	429,784	107,112	—	536,896
Prepaid and other assets	53,545	27,577	5,237	86,359
Corporate and other assets	—	—	5,504,862	5,504,862
Total assets	$4,001,781	$348,299	$5,510,494	$9,860,574

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,292,813	$131,877	$4,258	$1,428,948
Deferred acquisition costs	239,293	24,230	—	263,523
Reinsurance recoverable, net	1,377,284	17,024	—	1,394,308
Prepaid reinsurance premiums	575,712	35	—	575,747
Goodwill and Intangible assets, net	436,724	108,427	—	545,151
Prepaid and other assets	56,960	32,852	4,830	94,642
Corporate and other assets	—	—	5,454,215	5,454,215
Total assets	$3,978,786	$314,445	$5,463,303	$9,756,534

The following tables summarize service and fee income by source within each operating segment:

	Three Months Ended March 31,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$18,751	$29,632	$48,383	$27,210	$24,771	$51,981
Finance and processing fees	35,789	2,471	38,260	32,436	2,024	34,460
Group health administrative fees	—	29,975	29,975	—	23,505	23,505
Installment fees	25,088	—	25,088	24,170	—	24,170
Late payment fees	7,833	12	7,845	8,293	87	8,380
Other service and fee income	11,456	18,434	29,890	12,386	10,625	23,011
Total	$98,917	$80,524	$179,441	$104,495	$61,012	$165,507
NGHC	$97,760	$80,524	$178,284	$103,125	$61,012	$164,137
Reciprocal Exchanges	1,157	—	1,157	1,370	—	1,370
Total	$98,917	$80,524	$179,441	$104,495	$61,012	$165,507

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables show an analysis of premiums and fee income by product line:

	Three Months Ended March 31,
Gross Premium Written	2020	2019
Property and Casualty
Personal Auto	$794,497	$766,681
Homeowners	165,253	152,042
RV/Packaged	53,128	51,851
Small Business Auto	72,752	85,878
Lender-placed Insurance	95,444	75,938
Other	16,602	13,275
Total Property and Casualty	1,197,676	1,145,665
Accident and Health
Group	87,538	64,938
Individual	99,487	84,192
International	—	109,414
Total Accident and Health	187,025	258,544
Total NGHC	$1,384,701	$1,404,209
Reciprocal Exchanges
Personal Auto	$31,809	$36,862
Homeowners	59,236	67,800
Other	808	907
Total Reciprocal Exchanges	$91,853	$105,569
Total Gross Premium Written	$1,476,554	$1,509,778

	Three Months Ended March 31,
Net Premium Written	2020	2019
Property and Casualty
Personal Auto	$702,307	$658,920
Homeowners	88,543	85,245
RV/Packaged	51,978	51,597
Small Business Auto	58,599	74,186
Lender-placed Insurance	77,469	42,070
Other	7,196	3,510
Total Property and Casualty	986,092	915,528
Accident and Health
Group	69,471	53,950
Individual	98,745	84,123
International	—	62,108
Total Accident and Health	168,216	200,181
Total NGHC	$1,154,308	$1,115,709
Reciprocal Exchanges
Personal Auto	$29,074	$15,645
Homeowners	25,925	33,016
Other	296	294
Total Reciprocal Exchanges	$55,295	$48,955
Total Net Premium Written	$1,209,603	$1,164,664

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended March 31,
Net Earned Premium	2020	2019
Property and Casualty
Personal Auto	$579,502	$510,554
Homeowners	91,483	84,058
RV/Packaged	49,292	50,305
Small Business Auto	59,425	67,633
Lender-placed Insurance	69,667	41,718
Other	3,533	2,651
Total Property and Casualty	852,902	756,919
Accident and Health
Group	69,470	53,963
Individual	95,236	82,235
International	—	25,382
Total Accident and Health	164,706	161,580
NGHC Total	$1,017,608	$918,499
Reciprocal Exchanges
Personal Auto	$32,923	$15,861
Homeowners	24,333	29,491
Other	342	306
Total Reciprocal Exchanges	57,598	45,658
Total Net Earned Premium	$1,075,206	$964,157

	Three Months Ended March 31,
Fee Income	2020	2019
Property and Casualty
Service and Fee Income	$97,760	$103,125
Ceding Commission Income	36,031	48,409
Total Property and Casualty	133,791	151,534
Accident and Health
Service and Fee Income
Group	40,482	30,374
Individual	2,217	2,136
Third-Party Fee	37,825	28,502
Total Service and Fee Income	80,524	61,012
Ceding Commission Income	560	2,591
Total Accident and Health	81,084	63,603
NGHC Total	$214,875	$215,137
Reciprocal Exchanges
Service and Fee Income	$1,157	$1,370
Ceding Commission Income	13,714	18,534
Total Reciprocal Exchanges	$14,871	$19,904
Total Fee Income	$229,746	$235,041

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
17. Subsequent Events

On April 29, 2020, the Board of Directors of the Company authorized and approved a share repurchase program for up to $50,000 aggregate purchase price of the currently outstanding shares of the Company’s common stock over the next 12 months. Under the share repurchase program, the Company may from time to time repurchase shares through open market or block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The Company’s share repurchase program may be modified, suspended or terminated at any time. The Company cannot predict the timing or number of shares it may repurchase as the share repurchase program will depend on various factors, including price and general business and market conditions.

On April 23, 2020, the Company disclosed it would provide a 15 percent credit on April premiums for personal auto insurance customers with a policy in force as of April 30, 2020, and will automatically be credited to their policy, subject to state regulatory approvals and other relief requirements. Such amounts have not been recorded in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the potential effect of changes in LIBOR reporting practices, the effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of our investments, development of claims and the effect on loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with vendors or third-party agencies, breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, “Risk Factors, in this quarterly report on Form 10-Q, and our other quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

We are a specialty personal lines insurance holding company that, through our subsidiaries, provides a variety of insurance products, including personal and small business automobile, homeowners, umbrella, recreational vehicle, motorcycle, lender-placed, supplemental health and other niche insurance products. We sell insurance products with a focus on underwriting profitability through a combination of our customized and predictive analytics and our technology-driven low-cost infrastructure.

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

The operating results of insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws. The industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. Also, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather.

Our products in the P&C segment include personal auto, homeowners, RV/Packaged, small business auto, lender-placed insurance, and other products. The personal auto segment includes policies for standard, preferred and nonstandard automobile insurance. The homeowners product includes multiple-peril policies and personal umbrella coverage to the homeowner. The RV/Packaged product offers policies that include RV automatic personal effects coverage, optional replacement cost coverage, RV storage coverage, and full-time liability coverage. The small business auto product offers policies that include liability and physical damage coverage for light-to-medium duty commercial vehicles. The lender-placed insurance product offers fire, home and flood products, as well as collateral protection insurance and guaranteed asset protection products for automobiles.

Our products in the A&H segment include group, individual and third-party fees. The group product includes revenue from our small group self-funded product. The individual product line includes revenue from our supplemental products including short-term medical, accident/AD&D, hospital indemnity, cancer/critical illness, dental and term life insurance. Third-party fees include commission and general agent fees for selling policies issued by third-party insurance companies, fees generated through selling our technology products to third parties and fees from our international health insurance offerings.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the three months ended March 31, 2020, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.6x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we can invest cash from premiums for significant periods. We invest our capital and surplus following state and regulatory guidelines. Our net investment income was $30.2 million and $33.4 million for the three months ended March 31, 2020 and 2019, respectively. We held 6.7% and 3.3% in cash, cash equivalents and restricted cash of our total invested assets as of March 31, 2020 and December 31, 2019, respectively.

Our most significant balance sheet liability is our unpaid loss and LAE reserves. As of March 31, 2020, and December 31, 2019, our reserves, net of reinsurance recoverable on unpaid losses, were $1.7 billion and $1.8 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable adverse impact on general economic conditions, including adverse impacts on automobile sales and new home sales and increased unemployment, which may decrease customer demand for our insurance products, negatively impact our premium volume, reduce our ability to access capital, and otherwise adversely impact our future results of operations. Additionally, federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, regulatory actions seek to retroactively mandate coverage for losses which various types of insurance policies were not designed or priced to cover or seek to require premium refunds. Regulatory restrictions or requirements also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums or fees. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

While we closely monitor the impact of the COVID-19 pandemic and assess its potential effects on our business, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see “Part II—Item 1A—Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

For more information related to recent accounting pronouncements that we adopted during the three months ended March 31, 2020, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2020, we would earn half of the premium in the first quarter of 2020 and the other half in the second quarter of 2020.

Ceding commission income. Ceding commission income is commission we receive based on the earned premium ceded to third-party reinsurers to reimburse us for our acquisition, underwriting and other operating expenses. We earn commissions on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The portion of ceding commission revenue which represents reimbursement of successful acquisition costs related to the underlying policies is recorded as an offset to acquisition costs and other underwriting expenses.

Service and fee income. We also generate policy service and fee income from installment fees, late payment fees, and other finance and processing fees related to policy cancellation, policy reinstatement, and insufficient fund check returns. We also collect service fees in the form of commissions and general agent fees by selling policies issued by third-party insurance companies as well as fees generated through selling our technology products to third parties.

Net investment income. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, debt and equity securities. Our net investment income includes interest and dividends earned on our invested assets and earnings or losses on our equity method investments.

Net gains and losses on investments. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable; conversely, net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we establish a credit loss allowance on our debt securities as a result of specific credit concerns. For debt securities classified as available-for-sale, other than the allowance for credit losses, we report net unrealized gains and losses within accumulated other comprehensive income in our balance sheet. We report all gains and losses on equity securities within net gains (losses) on investments in our statement of income. Net gains and losses on investments also include foreign exchange gains and losses which are generated by the remeasurement of financial statement balances that are denominated or stated in another currency into the functional currency.

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

Net operating expense (non-GAAP). These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income and service and fee income.

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

Insurance Ratios

Net combined ratio (non-GAAP). The net combined ratio (non-GAAP) is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss ratio and net operating expense ratio (non-GAAP). If the net combined ratio (non-GAAP) is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Our definition of net loss ratio and net operating expense ratio (non-GAAP) are as follows:

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

Net operating expense ratio, net operating expense ratio before amortization and impairment, net combined ratio and net combined ratio before amortization and impairment are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. We use net operating expense ratio (non-GAAP), net operating expense ratio before amortization and impairment (non-GAAP), net combined ratio (non-GAAP) and net combined ratio before amortization and impairment (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by us. For a reconciliation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three Months Ended March 31, 2020 and 2019 (Unaudited)” below.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,384,701	$91,853	$—	$1,476,554	$1,404,209	$105,569	$—	$1,509,778
Ceded premiums	(230,393)	(36,558)	—	(266,951)	(288,500)	(56,614)	—	(345,114)
Net premium written	$1,154,308	$55,295	$—	$1,209,603	$1,115,709	$48,955	$—	$1,164,664
Change in unearned premium	(136,700)	2,303	—	(134,397)	(197,210)	(3,297)	—	(200,507)
Net earned premium	$1,017,608	$57,598	$—	$1,075,206	$918,499	$45,658	$—	$964,157
Ceding commission income	36,591	13,714	—	50,305	51,000	18,534	—	69,534
Service and fee income	191,157	1,157	(12,873)	179,441	180,388	1,370	(16,251)	165,507
Total underwriting revenues	$1,245,356	$72,469	$(12,873)	$1,304,952	$1,149,887	$65,562	$(16,251)	$1,199,198
Underwriting expenses:
Loss and loss adjustment expense	649,631	42,367	—	691,998	609,784	42,025	—	651,809
Acquisition costs and other underwriting expenses	217,745	10,497	—	228,242	203,333	8,585	—	211,918
General and administrative expenses	260,879	19,563	(12,873)	267,569	242,833	21,512	(16,251)	248,094
Total underwriting expenses	$1,128,255	$72,427	$(12,873)	$1,187,809	$1,055,950	$72,122	$(16,251)	$1,111,821
Underwriting income (loss)	$117,101	$42	$—	$117,143	$93,937	$(6,560)	$—	$87,377
Net investment income	29,747	2,183	(1,687)	30,243	34,283	2,170	(3,008)	33,445
Net gain (loss) on investments	(6,068)	(793)	—	(6,861)	766	(744)	—	22
Interest expense	(11,780)	(1,687)	1,687	(11,780)	(12,999)	(3,008)	3,008	(12,999)
Income (loss) before provision (benefit) for income taxes	$129,000	$(255)	$—	$128,745	$115,987	$(8,142)	$—	$107,845
Provision (benefit) for income taxes	28,241	(69)	—	28,172	24,229	(1,723)	—	22,506
Net income (loss)	$100,759	$(186)	$—	$100,573	$91,758	$(6,419)	$—	$85,339
Net loss attributable to noncontrolling interest	—	186	—	186	—	6,419	—	6,419
Net income attributable to NGHC	$100,759	$—	$—	$100,759	$91,758	$—	$—	$91,758
Dividends on preferred stock	(7,875)	—	—	(7,875)	(7,875)	—	—	(7,875)
Net income attributable to NGHC common stockholders	$92,884	$—	$—	$92,884	$83,883	$—	$—	$83,883

	Three Months Ended March 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	63.8%	73.6%	—%	64.4%	66.4%	92.0%	—%	67.6%
Net operating expense ratio (non-GAAP)	24.7%	26.4%	—%	24.7%	23.4%	22.3%	—%	23.3%
Net combined ratio (non-GAAP)	88.5%	100.0%	—%	89.1%	89.8%	114.3%	—%	90.9%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	63.8%	73.6%	—%	64.4%	66.4%	92.0%	—%	67.6%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.0%	26.3%	—%	24.1%	22.6%	22.3%	—%	22.6%
Net combined ratio before amortization and impairment (non-GAAP)	87.8%	99.9%	—%	88.5%	89.0%	114.3%	—%	90.2%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,140,035	$74,114	$(14,560)	$1,199,589	$1,068,949	$75,130	$(19,259)	$1,124,820
Less: Loss and loss adjustment expense	649,631	42,367	—	691,998	609,784	42,025	—	651,809
Less: Interest expense	11,780	1,687	(1,687)	11,780	12,999	3,008	(3,008)	12,999
Less: Ceding commission income	36,591	13,714	—	50,305	51,000	18,534	—	69,534
Less: Service and fee income	191,157	1,157	(12,873)	179,441	180,388	1,370	(16,251)	165,507
Net operating expense	$250,876	$15,189	$—	$266,065	$214,778	$10,193	$—	$224,971
Net earned premium	$1,017,608	$57,598	$—	$1,075,206	$918,499	$45,658	$—	$964,157
Net operating expense ratio (non-GAAP)	24.7%	26.4%	—%	24.7%	23.4%	22.3%	—%	23.3%

Net operating expense	$250,876	$15,189	$—	$266,065	$214,778	$10,193	$—	$224,971
Less: Non-cash amortization of intangible assets	6,502	30	—	6,532	7,216	11	—	7,227
Net operating expense before amortization and impairment	$244,374	$15,159	$—	$259,533	$207,562	$10,182	$—	$217,744
Net earned premium	$1,017,608	$57,598	$—	$1,075,206	$918,499	$45,658	$—	$964,157
Net operating expense ratio before amortization and impairment (non-GAAP)	24.0%	26.3%	—%	24.1%	22.6%	22.3%	—%	22.6%

In 2017 we entered into auto and homeowners quota share agreements (collectively, the “Quota Shares”). Effective January 1, 2020, we cede 5.0% of net liability under new and renewal auto policies written, compared to 7.0% and 10.0% of net liability ceded effective January 1, 2019, and July 1, 2019, respectively. Under our homeowners’ quota share agreement we continue to cede 40.0% of net liability under homeowners policies.

In August 2019, we completed the acquisition of National Farmers Union Property and Casualty Company (“Farmers Union Insurance”).

In December 2019, we sold our Euro Accident Health and Care Insurance Sweden operation (“Euroaccident”).

As a result of these transactions, comparisons between the results for the three months ended March 31, 2020 and 2019 will be less meaningful. The Quota Shares and Farmers Union Insurance impacted our P&C segment and Euroaccident impacted our A&H segment.

Consolidated Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 (Unaudited)

Gross premium written. Gross premium written decreased by $33.2 million, or 2.2%, from $1,509.8 million for the three months ended March 31, 2019 to $1,476.6 million for the three months ended March 31, 2020, due to an increase of $38.3 million from the P&C segment, primarily as a result of the acquisition of Farmers Union Insurance ($49.0 million), partially offset by the Reciprocal Exchanges ($13.7 million); and a decrease of $71.5 million from the A&H segment, due to the sale of Euroaccident ($109.4 million), partially offset by an increase of our small group self-funded and individual products ($37.9 million).

Net premium written. Net premium written increased by $44.9 million, or 3.9%, from $1,164.7 million for the three months ended March 31, 2019 to $1,209.6 million for the three months ended March 31, 2020. Net premium written for the P&C segment increased by $76.9 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of the acquisition of Farmers Union Insurance ($49.0 million) and a reduction in premium ceded to the Quota Shares ($12.0 million). Net premium written for the A&H segment decreased by $32.0 million for the three months ended March 31, 2020 compared to the same period in 2019, as a result of the sale of Euroaccident ($62.1 million), partially offset by an increase of our small group self-funded and individual products ($30.1 million).

Net earned premium. Net earned premium increased by $111.0 million, or 11.5%, from $964.2 million for the three months ended March 31, 2019 to $1,075.2 million for the three months ended March 31, 2020. The change by segment was: P&C increased by $107.9 million and A&H increased by $3.1 million. The increase in the P&C segment was mainly attributable to the acquisition of Farmers Union Insurance ($46.7 million), organic growth ($30.4 million) and a reduction in ceded earned premium to the Quota Shares ($18.8 million). The increase in the A&H segment was attributable to an increase of our small group self-funded and individual products ($28.5 million), largely offset by the sale of Euroaccident ($25.4 million).

Ceding commission income. Ceding commission income decreased by $19.2 million, or 27.7%, from $69.5 million for the three months ended March 31, 2019 to $50.3 million for the three months ended March 31, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $13.9 million, or 8.4%, from $165.5 million for the three months ended March 31, 2019 to $179.4 million for the three months ended March 31, 2020, primarily due to an increase of $19.5 million in the A&H segment related to growth in our group administration fees and third party technology fees, partially offset by a decrease in our P&C segment.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Commission revenue	$48,383	$51,981	$(3,598)	(6.9)%
Finance and processing fees	38,260	34,460	3,800	11.0%
Group health administrative fees	29,975	23,505	6,470	27.5%
Installment fees	25,088	24,170	918	3.8%
Late payment fees	7,845	8,380	(535)	(6.4)%
Other service and fee income	29,890	23,011	6,879	29.9%
Total	$179,441	$165,507	$13,934	8.4%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $40.2 million, from $651.8 million for the three months ended March 31, 2019 to $692.0 million for the three months ended March 31, 2020, primarily reflecting the acquisition of Farmers Union Insurance ($19.0 million) and a reduction in losses ceded to Quota Shares ($12.3 million). The changes by segment were: P&C increased by $43.3 million and A&H decreased by $3.1 million.

Loss and LAE for the three months ended March 31, 2020 included $0.6 million of unfavorable development on prior accident year loss and LAE reserves. This development was composed of $5.4 million of unfavorable development in the P&C segment (including $0.9 million of unfavorable development for the Reciprocal Exchanges) primarily driven by small business auto, and $4.8 million of favorable development in the A&H segment primarily driven by small group self-funded business. Loss and LAE for the three months ended March 31, 2019 included $14.3 million of favorable development on prior accident year loss and LAE reserves. This development was composed of $3.5 million of favorable development in the P&C segment (including $2.1 million of unfavorable development for the Reciprocal Exchanges) primarily driven by our homeowners business, and $10.9 million of favorable development in the A&H segment primarily driven by small group self-funded business.

Our consolidated net loss ratio decreased from 67.6% for the three months ended March 31, 2019 to 64.4% for the three months ended March 31, 2020, primarily reflecting lower frequency accident experience in the current quarter.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $16.3 million, or 7.7%, from $211.9 million for the three months ended March 31, 2019 to $228.2 million for the three months ended March 31, 2020, due to an increase of $5.7 million in the P&C segment and an increase of $10.6 million in the A&H segment.

General and administrative expenses. General and administrative expenses increased by $19.5 million, from $248.1 million for the three months ended March 31, 2019 to $267.6 million for the three months ended March 31, 2020, due to an increase of $18.4 million in the P&C segment and an increase of $1.1 million in the A&H segment.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $41.1 million, from $225.0 million for the three months ended March 31, 2019 to $266.1 million for the three months ended March 31, 2020, primarily due to an increase of $46.8 million from the P&C segment, partially offset by a decrease of $5.7 million from the A&H segment.

The consolidated net operating expense ratio increased from 23.3% for the three months ended March 31, 2019 to 24.7% for the three months ended March 31, 2020. Excluding the Reciprocal Exchanges, the net operating expense ratio was 24.7% and 23.4% for the three months ended March 31, 2020 and 2019, respectively. The Reciprocal Exchanges’ net operating expense ratio was 26.4% and 22.3% for the three months ended March 31, 2020 and 2019, respectively.

P&C Segment - Results of Operations for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,197,676	$91,853	$—	$1,289,529	$1,145,665	$105,569	$—	$1,251,234
Ceded premiums	(211,584)	(36,558)	—	(248,142)	(230,137)	(56,614)	—	(286,751)
Net premium written	$986,092	$55,295	$—	$1,041,387	$915,528	$48,955	$—	$964,483
Change in unearned premium	(133,190)	2,303	—	(130,887)	(158,609)	(3,297)	—	(161,906)
Net earned premium	$852,902	$57,598	$—	$910,500	$756,919	$45,658	$—	$802,577
Ceding commission income	36,031	13,714	—	49,745	48,409	18,534	—	66,943
Service and fee income	110,633	1,157	(12,873)	98,917	119,376	1,370	(16,251)	104,495
Total underwriting revenues	$999,566	$72,469	$(12,873)	$1,059,162	$924,704	$65,562	$(16,251)	$974,015
Underwriting expenses:
Loss and loss adjustment expense	568,030	42,367	—	610,397	525,035	42,025	—	567,060
Acquisition costs and other underwriting expenses	149,274	10,497	—	159,771	145,485	8,585	—	154,070
General and administrative expenses	201,127	19,563	(12,873)	207,817	184,195	21,512	(16,251)	189,456
Total underwriting expenses	$918,431	$72,427	$(12,873)	$977,985	$854,715	$72,122	$(16,251)	$910,586
Underwriting income (loss)	$81,135	$42	$—	$81,177	$69,989	$(6,560)	$—	$63,429

	Three Months Ended March 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	66.6%	73.6%	—%	67.0%	69.4%	92.0%	—%	70.7%
Net operating expense ratio (non-GAAP)	23.9%	26.4%	—%	24.0%	21.4%	22.3%	—%	21.4%
Net combined ratio (non-GAAP)	90.5%	100.0%	—%	91.0%	90.8%	114.3%	—%	92.1%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	66.6%	73.6%	—%	67.0%	69.4%	92.0%	—%	70.7%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.3%	26.3%	—%	23.5%	20.7%	22.3%	—%	20.8%
Net combined ratio before amortization and impairment (non-GAAP)	89.9%	99.9%	—%	90.5%	90.1%	114.3%	—%	91.5%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$918,431	$72,427	$(12,873)	$977,985	$854,715	$72,122	$(16,251)	$910,586
Less: Loss and loss adjustment expense	568,030	42,367	—	610,397	525,035	42,025	—	567,060
Less: Ceding commission income	36,031	13,714	—	49,745	48,409	18,534	—	66,943
Less: Service and fee income	110,633	1,157	(12,873)	98,917	119,376	1,370	(16,251)	104,495
Net operating expense	$203,737	$15,189	$—	$218,926	$161,895	$10,193	$—	$172,088
Net earned premium	$852,902	$57,598	$—	$910,500	$756,919	$45,658	$—	$802,577
Net operating expense ratio (non-GAAP)	23.9%	26.4%	—%	24.0%	21.4%	22.3%	—%	21.4%

Net operating expense	$203,737	$15,189	$—	$218,926	$161,895	$10,193	$—	$172,088
Less: Non-cash amortization of intangible assets	5,187	30	—	5,217	5,485	11	—	5,496
Net operating expense before amortization and impairment	$198,550	$15,159	$—	$213,709	$156,410	$10,182	$—	$166,592
Net earned premium	$852,902	$57,598	$—	$910,500	$756,919	$45,658	$—	$802,577
Net operating expense ratio before amortization and impairment (non-GAAP)	23.3%	26.3%	—%	23.5%	20.7%	22.3%	—%	20.8%

P&C Segment Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 (Unaudited)

Gross premium written. Gross premium written increased by $38.3 million, or 3.1%, from $1,251.2 million for the three months ended March 31, 2019 to $1,289.5 million for the three months ended March 31, 2020, primarily as a result of the acquisition of Farmers Union Insurance ($49.0 million), partially offset by the Reciprocal Exchanges ($13.7 million).

Net premium written. Net premium written increased by $76.9 million, or 8.0%, from $964.5 million for the three months ended March 31, 2019 to $1,041.4 million for the three months ended March 31, 2020, primarily as a result of the acquisition of Farmers Union Insurance ($49.0 million) and a reduction in premium ceded to the Quota Shares ($12.0 million).

Net earned premium. Net earned premium increased by $107.9 million, or 13.4%, from $802.6 million for the three months ended March 31, 2019 to $910.5 million for the three months ended March 31, 2020, mainly attributable to the acquisition of Farmers Union Insurance ($46.7 million), organic growth ($30.4 million) and a reduction in ceded earned premium to the Quota Shares ($18.8 million).

Ceding commission income. Ceding commission income decreased by $17.2 million, or 25.7%, from $66.9 million for the three months ended March 31, 2019 to $49.7 million for the three months ended March 31, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income decreased by $5.6 million, from $104.5 million for the three months ended March 31, 2019 to $98.9 million for the three months ended March 31, 2020.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$35,789	$32,436	$3,353	10.3%
Installment fees	25,088	24,170	918	3.8%
Commission revenue	18,751	27,210	(8,459)	(31.1)%
Late payment fees	7,833	8,293	(460)	(5.5)%
Other service and fee income	11,456	12,386	(930)	(7.5)%
Total	$98,917	$104,495	$(5,578)	(5.3)%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $43.3 million, from $567.1 million for the three months ended March 31, 2019 to $610.4 million for the three months ended March 31, 2020, primarily reflecting the acquisition of Farmers Union Insurance ($19.0 million) and a reduction in losses ceded to Quota Shares ($12.3 million).

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 70.7% for the three months ended March 31, 2019 to 67.0% for the three months ended March 31, 2020. Excluding the Reciprocal Exchanges, the net loss ratio was 66.6% and 69.4% for the three months ended March 31, 2020 and 2019, respectively. The Reciprocal Exchanges’ net loss ratio was 73.6% and 92.0% for the three months ended March 31, 2020 and 2019, respectively. Net loss ratio decreased reflecting lower frequency accident experience in the current quarter.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $5.7 million, or 3.7%, from $154.1 million for the three months ended March 31, 2019 to $159.8 million for the three months ended March 31, 2020.

General and administrative expenses. General and administrative expenses increased by $18.4 million, from $189.5 million for the three months ended March 31, 2019 to $207.8 million for the three months ended March 31, 2020, primarily due to the acquisition of Farmers Union Insurance and organic growth.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $46.8 million, from $172.1 million for the three months ended March 31, 2019 to $218.9 million for the three months ended March 31, 2020. Our P&C segment net operating expense ratio increased from 21.4% for the three months ended March 31, 2019 to 24.0% for the three months ended March 31, 2020. The increases in net operating expense and net operating expense ratio were primarily as a result of a decrease in ceding commission income from the Quota Shares and the acquisition of Farmers Union Insurance.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $17.7 million, from $63.4 million for the three months ended March 31, 2019 to $81.2 million for the three months ended March 31, 2020. Our P&C segment net combined ratio decreased from 92.1% for the three months ended March 31, 2019 to 91.0% for the three months ended March 31, 2020. The increase in underwriting income and the decrease in the net combined ratio were primarily due to a lower loss ratio reflecting lower frequency accident experience in the current quarter and the acquisition of Farmers Union Insurance.

A&H Segment - Results of Operations for the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$187,025	$258,544
Ceded premiums	(18,809)	(58,363)
Net premium written	$168,216	$200,181
Change in unearned premium	(3,510)	(38,601)
Net earned premium	$164,706	$161,580
Ceding commission income	560	2,591
Service and fee income	80,524	61,012
Total underwriting revenues	$245,790	$225,183
Underwriting expenses:
Loss and loss adjustment expense	81,601	84,749
Acquisition costs and other underwriting expenses	68,471	57,848
General and administrative expenses	59,752	58,638
Total underwriting expenses	$209,824	$201,235
Underwriting income	$35,966	$23,948

Underwriting ratios:
Net loss ratio	49.5%	52.5%
Net operating expense ratio (non-GAAP)	28.6%	32.7%
Net combined ratio (non-GAAP)	78.1%	85.2%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	49.5%	52.5%
Net operating expense ratio before amortization and impairment (non-GAAP)	27.8%	31.7%
Net combined ratio before amortization and impairment (non-GAAP)	77.3%	84.2%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$209,824	$201,235
Less: Loss and loss adjustment expense	81,601	84,749
Less: Ceding commission income	560	2,591
Less: Service and fee income	80,524	61,012
Net operating expense	$47,139	$52,883
Net earned premium	$164,706	$161,580
Net operating expense ratio (non-GAAP)	28.6%	32.7%

Net operating expense	$47,139	$52,883
Less: Non-cash amortization of intangible assets	1,315	1,731
Net operating expense before amortization and impairment	$45,824	$51,152
Net earned premium	$164,706	$161,580
Net operating expense ratio before amortization and impairment (non-GAAP)	27.8%	31.7%

A&H Segment Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 (Unaudited)

Gross premium written. Gross premium written decreased by $71.5 million, or 27.7%, from $258.5 million for the three months ended March 31, 2019 to $187.0 million for the three months ended March 31, 2020, due to the sale of Euroaccident ($109.4 million), partially offset by an increase of our small group self-funded and individual products ($37.9 million).

Net premium written. Net premium written decreased by $32.0 million, or 16.0%, from $200.2 million for the three months ended March 31, 2019 to $168.2 million for the three months ended March 31, 2020. The decrease was primarily as a result of the sale of Euroaccident ($62.1 million), partially offset by an increase of our small group self-funded and individual products ($30.1 million).

Net earned premium. Net earned premium increased by $3.1 million, or 1.9%, from $161.6 million for the three months ended March 31, 2019 to $164.7 million for the three months ended March 31, 2020, due to an increase of our small group self-funded and individual products ($28.5 million), largely offset by the sale of Euroaccident ($25.4 million).

Service and fee income. Service and fee income increased by $19.5 million, or 32.0%, from $61.0 million for the three months ended March 31, 2019 to $80.5 million for the three months ended March 31, 2020, primarily due to growth in our group administration fees and third party technology fees.

The components of service and fee income are as follows:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Group health administrative fees	$29,975	$23,505	$6,470	27.5%
Commission revenue	29,632	24,771	4,861	19.6%
Finance and processing fees	2,471	2,024	447	22.1%
Other service and fee income	18,446	10,712	7,734	72.2%
Total	$80,524	$61,012	$19,512	32.0%
Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $3.1 million, from $84.7 million for the three months ended March 31, 2019 to $81.6 million for the three months ended March 31, 2020. Our A&H net loss ratio decreased from 52.5% for the three months ended March 31, 2019 to 49.5% for the three months ended March 31, 2020. The loss ratio decrease was primarily as a result of the sale of Euroaccident and improved performance in our small group self-funded and individual products.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $10.6 million, or 18.4%, from $57.8 million for the three months ended March 31, 2019 to $68.5 million for the three months ended March 31, 2020, due to growth in our domestic business partially offset by the sale of Euroaccident.

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 1.9%, from $58.6 million for the three months ended March 31, 2019 to $59.8 million for the three months ended March 31, 2020, due to growth in our domestic business largely offset by the sale of Euroaccident.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense decreased by $5.7 million, from $52.9 million for the three months ended March 31, 2019 to $47.1 million for the three months ended March 31, 2020. Our A&H net operating expense ratio decreased from 32.7% for the three months ended March 31, 2019 to 28.6% for the three months ended March 31, 2020. The net operating expense ratio decrease was primarily as a result of increased growth in service fee and income and the sale of Euroaccident.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $12.0 million, from $23.9 million for the three months ended March 31, 2019 to $36.0 million for the three months ended March 31, 2020. Our A&H net combined ratio decreased from 85.2% for the three months ended March 31, 2019 to 78.1% for the three months ended March 31, 2020. The increase in underwriting income and decrease in the net combined ratio were primarily as a result of improved loss performance in our small group self-funded and individual products, growth in service and fee income, and the sale of Euroaccident.

Balance Sheets

	March 31, 2020
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,068,511	$313,743	$—	$4,382,254
Short-term investments	50,983	19,778	—	70,761
Other investments	395,177	—	(107,494)	287,683
Total investments	4,514,671	333,521	(107,494)	4,740,698
Cash and cash equivalents	309,802	—	—	309,802
Restricted cash and cash equivalents	29,954	116	—	30,070
Accrued investment income	60,454	2,152	(36,475)	26,131
Premiums and other receivables, net	1,492,416	49,344	—	1,541,760
Deferred acquisition costs	254,631	22,737	—	277,368
Reinsurance recoverable, net	1,282,173	119,508	—	1,401,681
Prepaid reinsurance premiums	420,645	91,003	—	511,648
Property and equipment, net	398,068	93	—	398,161
Intangible assets, net	354,388	3,180	—	357,568
Goodwill	179,328	—	—	179,328
Prepaid and other assets	82,249	4,110	—	86,359
Total assets	$9,378,779	$625,764	$(143,969)	$9,860,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,650,259	$197,934	$—	$2,848,193
Unearned premiums and other revenue	2,143,837	232,538	—	2,376,375
Reinsurance payable	515,629	38,353	—	553,982
Accounts payable and accrued expenses	307,892	42,221	(36,475)	313,638
Debt	685,078	107,494	(107,494)	685,078
Other liabilities	370,554	41,266	—	411,820
Total liabilities	$6,673,249	$659,806	$(143,969)	$7,189,086
Stockholders’ equity:
Common stock	$1,137	$—	$—	$1,137
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,066,075	—	—	1,066,075
Accumulated other comprehensive income	43,845	—	—	43,845
Retained earnings	1,144,473	—	—	1,144,473
Total National General Holdings Corp. Stockholders’ Equity	2,705,530	—	—	2,705,530
Noncontrolling interest	—	(34,042)	—	(34,042)
Total stockholders’ equity	$2,705,530	$(34,042)	$—	$2,671,488
Total liabilities and stockholders’ equity	$9,378,779	$625,764	$(143,969)	$9,860,574

	December 31, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,152,109	$324,249	$—	$4,476,358
Short-term investments	62,108	5,245	—	67,353
Other investments	418,743	—	(107,456)	311,287
Total investments	4,632,960	329,494	(107,456)	4,854,998
Cash and cash equivalents	134,983	959	—	135,942
Restricted cash and cash equivalents	28,497	24	—	28,521
Accrued investment income	63,752	2,001	(34,826)	30,927
Premiums and other receivables, net	1,373,089	55,859	—	1,428,948
Deferred acquisition costs	240,216	23,307	—	263,523
Reinsurance recoverable, net	1,275,183	119,125	—	1,394,308
Prepaid reinsurance premiums	469,853	105,894	—	575,747
Property and equipment, net	403,586	241	—	403,827
Intangible assets, net	362,598	3,225	—	365,823
Goodwill	179,328	—	—	179,328
Prepaid and other assets	91,121	3,521	—	94,642
Total assets	$9,255,166	$643,650	$(142,282)	$9,756,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,680,628	$205,786	$—	$2,886,414
Unearned premiums and other revenue	2,059,688	252,553	—	2,312,241
Reinsurance payable	527,155	35,689	—	562,844
Accounts payable and accrued expenses	306,869	43,323	(34,826)	315,366
Debt	686,006	107,456	(107,456)	686,006
Other liabilities	345,366	30,803	—	376,169
Total liabilities	$6,605,712	$675,610	$(142,282)	$7,139,040
Stockholders’ equity:
Common stock	$1,134	$—	$—	$1,134
Preferred stock	450,000	—	—	450,000
Additional paid-in capital	1,065,634	—	—	1,065,634
Accumulated other comprehensive income	74,548	—	—	74,548
Retained earnings	1,058,138	—	—	1,058,138
Total National General Holdings Corp. Stockholders’ Equity	2,649,454	—	—	2,649,454
Noncontrolling interest	—	(31,960)	—	(31,960)
Total stockholders’ equity	$2,649,454	$(31,960)	$—	$2,617,494
Total liabilities and stockholders’ equity	$9,255,166	$643,650	$(142,282)	$9,756,534

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

The average yield on our investment portfolio was 3.0% and 3.3% for the three months ended March 31, 2020 and 2019, respectively, and the average duration of the portfolio was 3.9 and 4.1 years as of March 31, 2020 and 2019, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, other investments. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. To support our current and future policy writings, we have raised capital using a combination of debt and equity, and entered into third-party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third-party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $140.0 million outstanding as of March 31, 2020. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions and general corporate purposes.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $448.2 million and $403.0 million as of March 31, 2020 and December 31, 2019, respectively, taking into account dividends paid in the prior twelve month periods. During the three months ended March 31, 2020 and 2019, there were no dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $719.7 million and $676.4 million in the three months ended March 31, 2020 and 2019, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash and cash equivalents (including restricted cash) and total investments were $5.1 billion at March 31, 2020 and $5.0 billion at December 31, 2019. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We file a consolidated Federal income tax return and participate in a Federal income tax allocation agreement with our subsidiaries. Under the tax allocation agreement, each subsidiary computes and pays to the Company its respective share of the federal income tax liability primarily based on separate return calculations. The Reciprocal Exchanges are not a party to the tax allocation agreement and file separate tax returns.

The following table is a summary of our statement of cash flows:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$144,049	$115,210	$28,839	25.0%
Net cash provided by (used in) investing activities	51,784	(106,632)	158,416	(148.6)%
Net cash used in financing activities	(20,424)	(20,487)	63	(0.3)%
Effect of exchange rate changes on cash and cash equivalents	—	(1,402)	1,402	(100.0)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$175,409	$(13,311)	$188,720

Comparison of the Three Months Ended March 31, 2020 and 2019

Net cash provided by operating activities increased by $28.8 million, primarily due to higher net income during the three months ended March 31, 2020.

Net cash provided by investing activities increased by $158.4 million, primarily due to increased cash received from sales and maturities of debt securities and other investments during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020 we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Reinsurance

We utilize various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit our exposure. Reinsurance agreements transfer portions of the underlying risk of the business we write. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or the recoverables are fully collateralized. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our account.

In 2017, we entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering our auto lines of business. On July 1, 2019, we renewed our Auto Quota Share Agreement for a two-year term. Effective January 1, 2020, we cede 5.0% of net liability under new and renewal auto policies written.

For more information about our reinsurance agreements, refer to Note 9, “Reinsurance” of our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements.

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

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or the recoverables are fully collateralized by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had debt securities with a fair value of $4.4 billion as of March 31, 2020 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. For example, unrealized losses on debt securities in our portfolio during the three months ended March 31, 2020, were primarily caused by the effects of the interest rate environment and the market impacts of COVID-19.

We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of March 31, 2020 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available-for-sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of taxes.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of March 31, 2020.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$4,033,996	$(348,258)	(10.3)%
100 basis point increase	4,208,279	(173,975)	(5.1)
No change	4,382,254	—	—
100 basis point decrease	4,554,652	172,398	5.1
200 basis point decrease	4,714,473	332,219	9.8

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of March 31, 2020, we had $662.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million were fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 10. “Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC.

The current COVID-19 pandemic could materially impact our business, our future results of operations and our overall financial condition.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

The COVID-19 outbreak has had a notable adverse impact on general economic conditions, including adverse impacts on automobile sales and new home sales and increased unemployment, which may decrease customer demand for our insurance products, negatively impact our premium volume, reduce our ability to access capital, and otherwise adversely impact our future results of operations. For a further discussion of risks that can impact us as a result of an economic downturn, see “General economic conditions could materially and adversely affect our business, our liquidity and financial condition.” included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report.

The outbreak of COVID-19 has caused, and will continue to cause, substantial disruption to our employees, distribution channels and customers through self-isolation, travel limitations, business restrictions, and otherwise. Though most of our employees are able to work remotely, these closures have nevertheless affected many of our customers and certain channels through which we sell our products and services. In addition, an interruption of our system capabilities could result in a deterioration of our ability to write and process new business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. These effects, individually or in the aggregate, could adversely impact our business, financial condition, operating results and cash flows, and such adverse impacts may be material.

The disruption in the financial markets due to the continuing impact of COVID-19 could result in net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. For further discussion of the risks related to our investment portfolio see “Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.” included in “Part I—Item 1A—Risk Factors” in the Company’s 2019 Annual Report. The disruption and volatility of the financial markets also could result in reduced liquidity and uncertainty as to our ability to raise capital or access debt and equity capital markets. In the event that these market conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected.

Federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, regulatory actions seek to retroactively mandate coverage for losses which various types of insurance policies were not designed or priced to cover or seek to require premium refunds. Regulatory restrictions or requirements also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums or fees. This may also result in an increased charge for uncollected premium and lower service and fee income. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

Any of the foregoing effects, individually or in the aggregate, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could adversely impact our business, operating results and our overall financial condition, and such adverse impacts may be material. The duration of any such impacts cannot be predicted.

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
April 29, 2020
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)