Form 10-Q
period 2020-06-30
National General Holdings Corp.
filed 2020-07-31
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 29, 2020, the number of common shares of the registrant outstanding was 113,401,545.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (allowance for expected credit losses $1,203 - 2020) (Exchanges - $320,773 and $324,249; allowance for expected credit losses $149 - 2020)	$4,581,531	$4,476,358
Short-term investments (Exchanges - $19,330 and $5,245)	216,484	67,353
Other investments (related parties - $235,458 and $238,841)	287,735	311,287
Total investments	5,085,750	4,854,998
Cash and cash equivalents (Exchanges - $4 and $959)	297,282	135,942
Restricted cash and cash equivalents (Exchanges - $233 and $24)	37,726	28,521
Accrued investment income (related parties - $2,405 and $2,391) (Exchanges - $1,939 and $2,001)	29,499	30,927
Premiums and other receivables (net of allowance for expected credit losses $40,078 - 2020; net of bad debt allowance $24,067 - 2019) (Exchanges - $49,649 and $55,859; net of allowance for expected credit losses $1,867 - 2020; net of bad debt allowance $541 - 2019)	1,487,734	1,428,948
Deferred acquisition costs (Exchanges - $23,097 and $23,307)	275,931	263,523
Reinsurance recoverable (net of allowance for expected credit losses $517 - 2020) (Exchanges - $113,321 and $119,125; net of allowance for expected credit losses $173 - 2020)	1,292,636	1,394,308
Prepaid reinsurance premiums (Exchanges - $82,684 and $105,894)	518,082	575,747
Property and equipment, net (Exchanges - $18 and $241)	388,889	403,827
Intangible assets, net (Exchanges - $3,135 and $3,225)	350,821	365,823
Goodwill	179,328	179,328
Prepaid and other assets (Exchanges - $4,310 and $3,521)	74,165	94,642
Total assets	$10,017,843	$9,756,534

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)
(Unaudited)

	June 30,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $200,270 and $205,786)	$2,826,584	$2,886,414
Unearned premiums and other revenue (Exchanges - $226,403 and $252,553)	2,328,447	2,312,241
Reinsurance payable (Exchanges - $23,907 and $35,689)	461,896	562,844
Accounts payable and accrued expenses (Exchanges - $7,753 and $8,497)	327,929	315,366
Debt	682,266	686,006
Other liabilities (Exchanges - $30,279 and $30,803)	411,045	376,169
Total liabilities	$7,038,167	$7,139,040
Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2020 and 2019; Aggregate liquidation preference $450,000 - 2020 and 2019.	$450,000	$450,000
Common stock, $0.01 par value - authorized 150,000,000 shares, issued 113,856,628 and 113,368,811 shares - 2020 and 2019, outstanding 113,397,545 and 113,368,811 shares - 2020 and 2019.	1,139	1,134
Treasury stock, at cost - 459,083 shares - 2020.	(8,482)	—
Additional paid-in capital	1,069,152	1,065,634
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(686)	(202)
Unrealized gain on investments, net of tax	187,550	74,750
Total accumulated other comprehensive income	186,864	74,548
Retained earnings	1,296,451	1,058,138
Total National General Holdings Corp. stockholders’ equity	2,995,124	2,649,454
Noncontrolling interest	(15,448)	(31,960)
Total stockholders’ equity	$2,979,676	$2,617,494
Total liabilities and stockholders’ equity	$10,017,843	$9,756,534

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net earned premium	$1,065,567	$1,030,651	$2,140,773	$1,994,808
Ceding commission income	46,640	60,192	96,945	129,726
Service and fee income	180,592	148,908	360,033	314,415
Net investment income	31,175	35,131	61,418	68,576
Net gain (loss) on investments	5,158	(5,230)	(1,703)	(5,208)
Total revenues	1,329,132	1,269,652	2,657,466	2,502,317
Expenses:
Loss and loss adjustment expense	600,446	715,535	1,292,444	1,367,344
Acquisition costs and other underwriting expenses	229,378	194,126	457,620	406,044
General and administrative expenses	262,409	247,767	529,978	495,861
Interest expense	11,779	12,925	23,559	25,924
Total expenses	1,104,012	1,170,353	2,303,601	2,295,173
Income before provision for income taxes	225,120	99,299	353,865	207,144
Provision for income taxes	50,507	22,241	78,679	44,747
Net income	174,613	77,058	275,186	162,397
Net (income) loss attributable to noncontrolling interest	(8,039)	818	(7,853)	7,237
Net income attributable to NGHC	166,574	77,876	267,333	169,634
Dividends on preferred stock	(8,925)	(8,925)	(16,800)	(16,800)
Net income attributable to NGHC common stockholders	$157,649	$68,951	$250,533	$152,834

Earnings Per Share (“EPS”) attributable to NGHC common stockholders:
Basic EPS	$1.39	$0.61	$2.21	$1.35
Diluted EPS	$1.37	$0.60	$2.17	$1.33

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$174,613	$77,058	$275,186	$162,397

Other comprehensive income:
Foreign currency translation adjustment	(270)	210	(612)	(4,043)
Income tax effect	56	(44)	128	845
Total foreign currency translation adjustment, net of tax	(214)	166	(484)	(3,198)

Gross unrealized gain on investments before reclassifications	196,361	80,187	155,888	156,972
Income tax effect	(41,236)	(16,839)	(32,736)	(32,964)
Total change in net unrealized gain on investments, net of tax	155,125	63,348	123,152	124,008

Reclassification adjustments for investments gain or loss to net income:
Net realized (gain) loss on investments	(1,693)	(69)	(1,957)	51
Income tax effect	356	14	411	(11)
Total (gain) loss on investments reclassifications to net income, net of tax	(1,337)	(55)	(1,546)	40

Other comprehensive income before income tax effect	194,398	80,328	153,319	152,980
Income tax effect	(40,824)	(16,869)	(32,197)	(32,130)
Other comprehensive income, net of tax	153,574	63,459	121,122	120,850
Comprehensive income	328,187	140,517	396,308	283,247
Comprehensive income attributable to noncontrolling interest	(18,594)	(3,312)	(16,659)	(1,573)
Comprehensive income attributable to NGHC	$309,593	$137,205	$379,649	$281,674

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended June 30, 2020
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance April 1, 2020	$450,000	$1,137	$—	$1,066,075	$43,845	$1,144,473	$(34,042)	$2,671,488
Net income	—	—	—	—	—	166,574	8,039	174,613
Foreign currency translation adjustment, net of tax	—	—	—	—	(214)	—	—	(214)
Change in unrealized gain on investments, net of tax	—	—	—	—	143,233	—	10,555	153,788
Common stock repurchased	—	—	(8,482)	—	—	—	—	(8,482)
Common stock dividends declared	—	—	—	—	—	(5,671)	—	(5,671)
Preferred stock dividends declared	—	—	—	—	—	(8,925)	—	(8,925)
Common stock issued under employee stock plans and exercises of stock options	—	2	—	446	—	—	—	448
Shares withheld related to net share settlement	—	—	—	(385)	—	—	—	(385)
Stock-based compensation	—	—	—	3,016	—	—	—	3,016
Balance June 30, 2020	$450,000	$1,139	$(8,482)	$1,069,152	$186,864	$1,296,451	$(15,448)	$2,979,676

	Three Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance April 1, 2019	$450,000	$1,131	$1,058,061	$581	$843,415	$(21,706)	$2,331,482
Net income (loss)	—	—	—	—	77,876	(818)	77,058
Foreign currency translation adjustment, net of tax	—	—	—	166	—	—	166
Change in unrealized gain on investments, net of tax	—	—	—	59,163	—	4,130	63,293
Common stock dividends declared	—	—	—	—	(4,525)	—	(4,525)
Preferred stock dividends declared	—	—	—	—	(8,925)	—	(8,925)
Common stock issued under employee stock plans and exercises of stock options	—	1	153	—	—	—	154
Shares withheld related to net share settlement	—	—	(705)	—	—	—	(705)
Stock-based compensation	—	—	2,870	—	—	—	2,870
Balance June 30, 2019	$450,000	$1,132	$1,060,379	$59,910	$907,841	$(18,394)	$2,460,868

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2020	$450,000	$1,134	$—	$1,065,634	$74,548	$1,058,138	$(31,960)	$2,617,494
Cumulative-effect adjustment of change in accounting principle, net of tax	—	—		—	—	(863)	(147)	(1,010)
Net income	—	—		—	—	267,333	7,853	275,186
Foreign currency translation adjustment, net of tax	—	—		—	(484)	—	—	(484)
Change in unrealized gain on investments, net of tax	—	—		—	112,800	—	8,806	121,606
Common stock repurchased	—	—	(8,482)	—	—	—	—	(8,482)
Common stock dividends declared	—	—		—	—	(11,357)	—	(11,357)
Preferred stock dividends declared	—	—		—	—	(16,800)	—	(16,800)
Common stock issued under employee stock plans and exercises of stock options	—	5		831	—	—	—	836
Shares withheld related to net share settlement	—	—		(3,491)	—	—	—	(3,491)
Stock-based compensation	—	—		6,178	—	—	—	6,178
Balance June 30, 2020	$450,000	$1,139	$(8,482)	$1,069,152	$186,864	$1,296,451	$(15,448)	$2,979,676

	Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2019	$450,000	$1,129	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	169,634	(7,237)	162,397
Foreign currency translation adjustment, net of tax	—	—	—	(3,198)	—	—	(3,198)
Change in unrealized gain on investments, net of tax	—	—	—	115,238	—	8,810	124,048
Common stock dividends declared	—	—	—	—	(9,049)	—	(9,049)
Preferred stock dividends declared	—	—	—	—	(16,800)	—	(16,800)
Common stock issued under employee stock plans and exercises of stock options	—	3	244	—	—	—	247
Shares withheld related to net share settlement	—	—	(3,140)	—	—	—	(3,140)
Stock-based compensation	—	—	5,492	—	—	—	5,492
Balance June 30, 2019	$450,000	$1,132	$1,060,379	$59,910	$907,841	$(18,394)	$2,460,868

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$275,186	$162,397
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net loss on investments	1,703	5,208
Credit loss expense	56,942	37,849
Depreciation and amortization	41,476	57,134
Stock-based compensation expense	6,178	5,492
Other, net	11,579	(213)
Changes in assets and liabilities:
Accrued investment income	652	(1,858)
Premiums and other receivables	(118,214)	(172,669)
Deferred acquisition costs	(12,408)	(19,198)
Reinsurance recoverable	101,156	167,655
Prepaid reinsurance premiums	57,665	55,856
Prepaid expenses and other assets	20,688	93,691
Unpaid loss and loss adjustment expense reserves	(59,829)	(65,795)
Unearned premiums and other revenue	16,207	87,986
Reinsurance payable	(100,949)	(63,426)
Accounts payable and accrued expenses	6,371	(29,703)
Other liabilities	4,136	(25,202)
Net cash provided by operating activities	308,539	295,204
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(254,147)	(489,070)
Short-term investments	(590,546)	(1,237,248)
Other investments	(2,579)	(1,235)
Property and equipment	(18,455)	(77,749)
Proceeds from:
Sale of debt securities, available-for-sale	41,410	41,619
Maturity of debt securities, available-for-sale	268,952	131,491
Sale of short-term investments	441,594	1,385,164
Sale and return of other investments	21,964	7,599
Other investing activities	—	(5,935)
Net cash used in investing activities	$(91,807)	$(245,364)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Common stock repurchased	$(8,482)	$—
Payments of debt issuance costs	—	(1,726)
Repayments of debt and principal payments under capital leases obligations	(6,895)	(6,554)
Issuance of common stock — employee share options	836	247
Taxes paid related to net share settlement of equity awards	(3,491)	(3,140)
Dividends paid to common shareholders	(11,355)	(9,044)
Dividends paid to preferred shareholders	(16,800)	(16,742)
Net cash used in financing activities	(46,187)	(36,959)
Effect of exchange rate changes on cash and cash equivalents	—	(2,124)
Net increase in cash, cash equivalents, and restricted cash	170,545	10,757
Cash, cash equivalents, and restricted cash at beginning of the period	164,463	233,583
Cash, cash equivalents, and restricted cash at end of the period	$335,008	$244,340

Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	$5,671	$4,526
Accrued preferred stock dividends	8,925	8,925

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

The unaudited condensed consolidated financial statements include the accounts and operations of Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with Mountain Valley Indemnity Company, a subsidiary of Adirondack Insurance Exchange, the “Reciprocal Exchanges” or “Exchanges”); variable interest entities (“VIE”) of which the Company is the primary beneficiary. The Company has no ownership interest in the Reciprocal Exchanges but is paid a fee to manage their business operations and has the ability to direct their activities through its wholly-owned management companies. The Reciprocal Exchanges are property and casualty insurers.

A detailed description of the Company’s significant accounting policies and management judgments is located in the notes to the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic outbreak has caused an economic downturn on a global scale. The Company continues to monitor the impact of the pandemic as it unfolds. As of June 30, 2020, and for the three and six months ended June 30, 2020, the Company did not experience a material adverse impact due to COVID-19, and cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
2. Recent Accounting Pronouncements

Adopted During 2020

Standard	Description	Date of Adoption	Effect on the Company
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments.	This standard changed the impairment model to a new forward-looking expected loss model for most financial assets and certain other instruments. The standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which generally results in earlier recognition of allowances for credit losses on loans and other financial instruments. Many of the loss estimation techniques applied prior the adoption of the standard are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses. The Company continues to use judgement to determine which loss estimation method is appropriate for its circumstances. The standard became effective for interim and annual reporting periods beginning after December 15, 2019 and requires using a modified retrospective approach, recognizing a cumulative-effect adjustment as of the beginning of the first reporting period in which the standard is effective.	January 1, 2020
The Company adopted ASU 2016-13 using the modified retrospective approach and recorded a cumulative-effect adjustment, net of tax of $1,010 to the opening balance of retained earnings and increased the allowance for premiums receivable, reinsurance recoverable and deferred taxes by the same amount.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.	This standard established a one-step process for testing the value of the goodwill which an entity carries. ASU 2017-04 requires the goodwill impairment to be measured as the excess of the reporting unit’s carrying amount over its fair value.	January 1, 2020	The adoption of ASU 2017-04 did not have a material impact on the Company’s condensed consolidated financial statements.

With the exception of the adopted accounting pronouncements discussed above, there have been no recent accounting pronouncements, or quantitative or qualitative progress made toward implementation of outstanding accounting pronouncements during the six months ended June 30, 2020, as compared to those described in Note 2, “Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that are of significance, or potential significance, to the Company.

Accounting Policies

The following accounting policies have been updated to reflect the Company's adoption of Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as described above. Premiums and Other Receivables also was updated to include the accounting of the premium refund.

Investment Impairments

The Company conducts a periodic review to identify and evaluate invested assets that may have credit impairments. Beginning on January 1, 2020, credit losses on available-for-sale debt securities are recognized through an allowance account. See Note 4, “Investments” for additional information.

The Company reports accrued investment income separately from debt securities in the Condensed Consolidated Balance Sheets, and has elected not to measure an allowance for credit losses. Accrued investment

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
income is written off by reversing interest income through net investment income at the time the issuer of the bond defaults or is expected to default on payments.

Uncollectible debt securities are written-off to net gain (loss) on investments when the Company determines that no additional payments of principal or interest will be received.

Premiums and Other Receivables

The Company recognizes earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies. Premium refunds are recorded against gross premium written.

Premiums and other receivables are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions, and other relevant factors. The Company uses a loss-rate method to estimate the expected credit losses. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium.

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company reports its reinsurance recoverable net of an allowance for estimated uncollectible reinsurance. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses, and other relevant factors. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

3. Allowance for Expected Credit Losses

Premiums and Other Receivables

The following tables present the balances of premiums and other receivables, net of the allowance for expected credit losses, as of January 1, 2020, and June 30, 2020, and changes in the allowance for expected credit losses for the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2020
	Premiums and Other Receivables, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,541,760	$27,114
Current period change for expected credit losses (1)		31,176
Write-offs of uncollectible premiums and other receivables		(18,212)
Balance, end of the period	$1,487,734	$40,078

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2020
	Premiums and Other Receivables, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,428,948	$24,067
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		762
Current period change for expected credit losses (1)		56,942
Write-offs of uncollectible premiums and other receivables		(41,693)
Balance, end of the period	$1,487,734	$40,078
(1) Current period charges for expected losses are recorded in general and administrative expenses.

Reinsurance Recoverable

The following tables present the balances of reinsurance recoverable, net of the allowance for estimated uncollectible reinsurance, as of January 1, 2020, and June 30, 2020, and changes in the allowance for estimated uncollectible reinsurance for the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2020
	Reinsurance Recoverable, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,401,681	$517
Current period change for estimated uncollectible reinsurance (1)		—
Write-offs of uncollectible reinsurance		—
Balance, end of the period	$1,292,636	$517

	Six Months Ended June 30, 2020
	Reinsurance Recoverable, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,394,308	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		517
Current period change for estimated uncollectible reinsurance (1)		—
Write-offs of uncollectible reinsurance		—
Balance, end of the period	$1,292,636	$517
(1) Current period charges for expected losses are recorded in loss and loss adjustment expense.

Other than the Company’s mandatory pools and associations reinsurance agreements and before allowances for estimated uncollectible reinsurance, the Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. The Company also maintains funds held liabilities under the auto quota share reinsurance agreement.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
4. Investments

(a) Debt Securities, Available-For-Sale

The following tables summarize the unrealized positions for available-for-sale debt securities, disaggregated by major security type.

	Amortized	Allowance for	Gross Unrealized		Fair
June 30, 2020	Cost	Credit Losses (1)	Gains	Losses	Value
U.S. Treasury	$56,667	$—	$4,356	$(1)	$61,022
Federal agencies	558	—	7	—	565
States and political subdivision bonds	290,985	—	14,483	(135)	305,333
Foreign government	1,763	—	82	—	1,845
Corporate bonds	2,039,050	(1,203)	136,824	(1,232)	2,173,439
Residential mortgage-backed securities	1,096,583	—	53,893	(14)	1,150,462
Commercial mortgage-backed securities	590,047	—	54,361	(989)	643,419
Asset-backed securities	43,015	—	961	(979)	42,997
Structured securities	210,398	—	52	(8,001)	202,449
Total	$4,329,066	$(1,203)	$265,019	$(11,351)	$4,581,531
NGHC	$4,024,349	$(1,054)	$248,284	$(10,821)	$4,260,758
Reciprocal Exchanges	304,717	(149)	16,735	(530)	320,773
Total	$4,329,066	$(1,203)	$265,019	$(11,351)	$4,581,531
(1) Represents the amount of impairment that has resulted from credit-related factors recorded in net gain (loss) on investments.

	Amortized	Gross Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
U.S. Treasury	$65,037	$1,992	$(23)	$67,006
Federal agencies	3,907	8	—	3,915
States and political subdivision bonds	298,345	4,778	(1,441)	301,682
Foreign government	1,762	40	—	1,802
Corporate bonds	1,859,736	59,184	(2,357)	1,916,563
Residential mortgage-backed securities	1,265,830	15,747	(4,117)	1,277,460
Commercial mortgage-backed securities	585,044	27,261	(112)	612,193
Asset-backed securities	74,465	1,194	(48)	75,611
Structured securities	222,565	226	(2,665)	220,126
Total	$4,376,691	$110,430	$(10,763)	$4,476,358
NGHC	$4,057,501	$104,951	$(10,343)	$4,152,109
Reciprocal Exchanges	319,190	5,479	(420)	324,249
Total	$4,376,691	$110,430	$(10,763)	$4,476,358

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The amortized cost and fair value of available-for-sale debt securities held as of June 30, 2020, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
June 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$59,142	$59,763	$—	$—	$59,142	$59,763
Due after one year through five years	1,071,646	1,135,486	133,703	140,137	1,205,349	1,275,623
Due after five years through ten years	919,621	984,263	72,474	77,260	992,095	1,061,523
Due after ten years	327,157	331,714	15,678	16,030	342,835	347,744
Mortgage-backed securities	1,646,783	1,749,532	82,862	87,346	1,729,645	1,836,878
Total	$4,024,349	$4,260,758	$304,717	$320,773	$4,329,066	$4,581,531

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available-for-sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$5,196	$(1)	$—	$—	$5,196	$(1)
States and political subdivision bonds	23,423	(135)	—	—	23,423	(135)
Corporate bonds	44,373	(1,232)	—	—	44,373	(1,232)
Residential mortgage-backed securities	1,794	(14)	—	—	1,794	(14)
Commercial mortgage-backed securities	22,382	(989)	—	—	22,382	(989)
Asset-backed securities	6,911	(965)	183	(14)	7,094	(979)
Structured securities	130,046	(3,924)	66,928	(4,077)	196,974	(8,001)
Total	$234,125	$(7,260)	$67,111	$(4,091)	$301,236	$(11,351)
NGHC	$224,513	$(6,907)	$63,288	$(3,914)	$287,801	$(10,821)
Reciprocal Exchanges	9,612	(353)	3,823	(177)	13,435	(530)
Total	$234,125	$(7,260)	$67,111	$(4,091)	$301,236	$(11,351)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,903	$(23)	$500	$—	$20,403	$(23)
States and political subdivision bonds	106,103	(1,415)	2,580	(26)	108,683	(1,441)
Corporate bonds	586,817	(2,253)	5,976	(104)	592,793	(2,357)
Residential mortgage-backed securities	410,484	(4,074)	3,983	(43)	414,467	(4,117)
Commercial mortgage-backed securities	18,250	(105)	748	(7)	18,998	(112)
Asset-backed securities	5,406	(29)	920	(19)	6,326	(48)
Structured securities	40,979	(94)	109,880	(2,571)	150,859	(2,665)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)
NGHC	$1,104,244	$(7,654)	$117,681	$(2,689)	$1,221,925	$(10,343)
Reciprocal Exchanges	83,698	(339)	6,906	(81)	90,604	(420)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. There were 267 and 1,337 individual security lots at June 30, 2020, and December 31, 2019, respectively, that accounted for the gross unrealized loss. As of June 30, 2020, and December 31, 2019, the unrealized losses for those securities in unrealized loss positions for a period of twelve or more consecutive months were not greater than or equal to 25% of their amortized cost. The Company recorded a credit loss allowance of $2,927 on seven securities in the energy sector as of March 31, 2020; however, market improvements have resulted in $1,724 of the allowance being reversed as of June 30, 2020. Some of the factors considered in assessing credit loss and impairment of fixed maturities due to credit-related factors include: (1) the magnitude of the unrealized loss in relation to the amortized cost; (2) the credit rating of the issuing entity and market or issuer events that could impact the issuer’s ability to repay the debt security; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value. The Company did not record any new credit loss during the three months ended June 30, 2020.

The following tables display the roll forward of the allowance for credit losses:

	Three Months Ended June 30, 2020
	Corporate bonds	Total
Balance, beginning of the period	$2,927	$2,927
Decreases to the allowance for credit losses (1)	(1,724)	(1,724)
Balance, end of the period	$1,203	$1,203

	Six Months Ended June 30, 2020
	Corporate bonds	Total
Balance, beginning of the period	$—	$—
Additions to the allowance for credit losses on securities not previously recorded (1)	2,927	2,927
Decreases to the allowance for credit losses (1)	(1,724)	(1,724)
Balance, end of the period	$1,203	$1,203
(1) Current period increases or decreases for expected losses are recorded in net gain (loss) on investments.

(c) Net Investment Income

The components of net investment income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash and short-term investments	$30	$847	$308	$2,344
Debt securities, available-for-sale	30,491	30,725	62,593	60,192
Other, net (related parties - three months - $1,042 and $1,919; six months - $(1,483) and $2,173)	1,709	4,733	941	8,241
Investment income	$32,230	$36,305	$63,842	$70,777
Investment expenses	(1,055)	(1,174)	(2,424)	(2,201)
Net investment income	$31,175	$35,131	$61,418	$68,576
NGHC	$29,163	$33,007	$57,223	$64,282
Reciprocal Exchanges	2,012	2,124	4,195	4,294
Net investment income	$31,175	$35,131	$61,418	$68,576

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debt securities, available-for-sale:
Gross gains	$1,773	$187	$2,046	$323
Gross losses	(80)	(118)	(89)	(374)
Expected credit losses	1,724	—	(1,203)	—
Net realized gain (loss) on debt securities, available-for-sale	3,417	69	754	(51)
Other, net (1)	1,741	(5,299)	(2,457)	(5,157)
Net realized gain (loss) on investments	$5,158	$(5,230)	$(1,703)	$(5,208)
NGHC	$5,511	$(5,274)	$(557)	$(4,508)
Reciprocal Exchanges	(353)	44	(1,146)	(700)
Net realized gain (loss) on investments	$5,158	$(5,230)	$(1,703)	$(5,208)
(1) Includes gains and losses on publicly traded equity securities and foreign currency.

(e) Credit Quality of Investments

The tables below summarize the credit quality of debt securities, as rated by Standard & Poor’s (“S&P”). If a security is not rated by S&P, an S&P equivalent is determined based on ratings from similar rating agencies. Securities that are not rated are included in the “BB+ and lower” category.

	NGHC			Reciprocal Exchanges
June 30, 2020	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$43,785	$47,164	1.1%	$12,882	$13,858	4.3%
AAA	505,813	541,881	12.7%	21,788	23,044	7.2%
AA, AA+, AA-	1,558,195	1,644,162	38.7%	105,625	110,717	34.6%
A, A+, A-	1,034,029	1,090,822	25.6%	100,935	107,450	33.5%
BBB, BBB+, BBB-	858,991	913,538	21.4%	62,587	64,944	20.2%
BB+ and lower	23,536	23,191	0.5%	900	760	0.2%
Total	$4,024,349	$4,260,758	100.0%	$304,717	$320,773	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,108	$53,599	1.3%	$12,929	$13,407	4.1%
AAA	515,869	537,508	12.9%	20,947	21,555	6.6%
AA, AA+, AA-	1,677,787	1,697,220	40.9%	120,113	121,720	37.5%
A, A+, A-	954,312	976,468	23.5%	116,747	119,041	36.7%
BBB, BBB+, BBB-	795,594	823,239	19.8%	48,021	48,093	14.8%
BB+ and lower	61,831	64,075	1.6%	433	433	0.3%
Total	$4,057,501	$4,152,109	100.0%	$319,190	$324,249	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

June 30, 2020	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.2%	25.9%	11.6%	0.1%	$887,613	40.8%
Industrials	0.6%	3.5%	22.0%	29.8%	0.4%	1,221,976	56.3%
Utilities/Other	—%	—%	1.6%	1.3%	—%	63,850	2.9%
Total	0.6%	6.7%	49.5%	42.7%	0.5%	$2,173,439	100.0%
NGHC	0.3%	5.7%	44.6%	39.7%	0.5%	$1,973,551	90.8%
Reciprocal Exchanges	0.3%	1.0%	4.9%	3.0%	—%	199,888	9.2%
Total	0.6%	6.7%	49.5%	42.7%	0.5%	$2,173,439	100.0%

December 31, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	25.0%	12.1%	0.3%	$785,910	41.0%
Industrials	0.7%	2.7%	24.1%	29.0%	0.1%	1,083,959	56.6%
Utilities/Other	—%	—%	1.0%	1.4%	—%	46,694	2.4%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%
NGHC	0.3%	5.1%	44.0%	40.0%	0.4%	$1,720,962	89.8%
Reciprocal Exchanges	0.4%	1.2%	6.1%	2.5%	—%	195,601	10.2%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$297,282	$135,942
Restricted cash and cash equivalents	37,726	28,521
Total cash, cash equivalents and restricted cash	$335,008	$164,463

Restricted investments are as follows:

	June 30, 2020	December 31, 2019
Securities on deposit with state regulatory authorities	$81,484	$74,061
Restricted investments to trusts in certain reinsurance transactions	40,845	49,502
Total restricted investments	$122,329	$123,563

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
(g) Short-term and Other Investments

Short-term investments include commercial paper, U.S. Treasury bills and money market funds with maturities between 91 days and less than one year from the date of acquisition.

The table below summarizes the composition of other investments:

	June 30, 2020	December 31, 2019
Equity method investments (related parties - $105,454 and $109,612)	$139,890	$143,511
Notes receivable (related parties - $130,004 and $129,229)(1)	130,059	129,299
Long-term Certificates of Deposit (CDs), at cost	150	20,150
Investments, at fair value	8,732	9,365
Investments, at cost or amortized cost	8,904	8,962
Total	$287,735	$311,287
(1) See Note 15, “Related Party Transactions” for additional information.

Equity method investments represent limited liability companies and limited partnership investments in real estate. Investments at fair value include publicly traded equity securities and the Company’s right to receive the excess servicing spread related to servicing rights, for which the Company has elected the fair value option with changes in fair value recorded in net investment income. Investments at cost or amortized cost, represent limited partnerships, loans and trusts. The Company believes its exposure to risks associated with these investments is generally limited to the investment carrying amounts.

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

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

Limited Liability Companies and Limited Partnerships

The Company holds a variable interest in the following entities but is not the primary beneficiary of such VIE’s. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% noncontrolling equity interest in a limited partnership managed by a third party. As of June 30, 2020, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s equity interest in the LSC Entity as of June 30, 2020, and December 31, 2019, was $46,048 and $49,477, respectively. For the three months ended June 30, 2020, and 2019, the Company recorded equity in earnings from the LSC Entity of $757 and $1,145, respectively. For the six months ended June 30, 2020, and 2019, the Company recorded equity in earnings (losses) from the LSC Entity of $(3,429) and $1,731, respectively.

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC.

The Company’s equity interest in 800 Superior, LLC as of June 30, 2020, and December 31, 2019, was $9,466 and $9,365, respectively. For the three months ended June 30, 2020, and 2019, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $(21) and $309, respectively. For the six months ended June 30, 2020, and 2019, the Company recorded equity in earnings from 800 Superior, LLC of $101 and $16, respectively.

The Company paid 800 Superior, LLC $762 and $742 in rent for the three months ended June 30, 2020, and 2019, respectively, and $1,523 and $1,484 in rent for the six months ended June 30, 2020, and 2019, respectively.

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

The Company’s equity interest in North Dearborn as of June 30, 2020, and December 31, 2019, was $5,882 and $5,317, respectively. For the three months ended June 30, 2020, and 2019, the Company recorded equity in earnings (losses) from North Dearborn of $405 and $(38), respectively, and received distributions of $225 and $270, respectively. For the six months ended June 30, 2020, and 2019, the Company recorded equity in earnings (losses) from North Dearborn of $835 and $(66), respectively, and received distributions of $270 in both periods.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of June 30, 2020, and December 31, 2019, was $1,453 and $1,074, respectively. For the three months ended June 30, 2020, and 2019, the Company recorded equity in earnings from 4455 LBJ Freeway, LLC of $219 and $105, respectively. For the six months ended June 30, 2020, and 2019, the Company recorded equity in earnings from 4455 LBJ Freeway, LLC of $379 and $128, respectively.

The Company paid 4455 LBJ Freeway, LLC $623 and $608 in rent for the three months ended June 30, 2020, and 2019, respectively, and $1,236 and $1,206 in rent for the six months ended June 30, 2020, and 2019, respectively.

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

The Company’s equity interest in Illinois Center as of June 30, 2020, and December 31, 2019, was $42,605 and $44,379, respectively. For the three months ended June 30, 2020, and 2019, the Company recorded equity in losses from Illinois Center of $(1,520) and $(790), respectively, and made contributions of $0 and $1,125, respectively. For the six months ended June 30, 2020, and 2019, the Company recorded equity in losses from Illinois Center of $(1,774) and $(2,012), respectively, and made contributions of $0 and $1,125, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of June 30, 2020, and December 31, 2019. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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
•Other Investments, at fair value. Common and preferred equity securities. The pricing service utilizes market quotations for equity securities that have quoted market prices in active markets and their respective quoted prices are provided at fair value.

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
•Other investments, at fair value. Comprised of the Company’s right to receive the Excess Servicing Spread (“ESS”) related to servicing rights. The Company uses a discounted cash flow method to estimate the fair value of the ESS. The key inputs used in the estimation of ESS include prepayment speed and discount rate. Changes in the fair value of the ESS are recorded in net investment income.
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Assets measured at fair value on a recurring basis are as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Debt securities, available-for-sale:
U.S. Treasury	$61,022	$—	$—	$61,022
Federal agencies	565	—	—	565
States and political subdivision bonds	—	302,814	2,519	305,333
Foreign government	—	1,845	—	1,845
Corporate bonds	—	2,168,133	5,306	2,173,439
Residential mortgage-backed securities	—	1,150,462	—	1,150,462
Commercial mortgage-backed securities	—	643,419	—	643,419
Asset-backed securities	—	42,997	—	42,997
Structured securities	—	202,449	—	202,449
Total debt securities, available-for-sale	61,587	4,512,119	7,825	4,581,531
Short-term investments	196,484	20,000	—	216,484
Other investments	4,811	—	3,921	8,732
Total	$262,882	$4,532,119	$11,746	$4,806,747
NGHC	$229,695	$4,225,203	$11,746	$4,466,644
Reciprocal Exchanges	33,187	306,916	—	340,103
Total	$262,882	$4,532,119	$11,746	$4,806,747

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Debt securities, available-for-sale:
U.S. Treasury	$67,006	$—	$—	$67,006
Federal agencies	3,915	—	—	3,915
States and political subdivision bonds	—	298,582	3,100	301,682
Foreign government	—	1,802	—	1,802
Corporate bonds	—	1,908,235	8,328	1,916,563
Residential mortgage-backed securities	—	1,277,460	—	1,277,460
Commercial mortgage-backed securities	—	612,193	—	612,193
Asset-backed securities	—	75,611	—	75,611
Structured securities	—	220,126	—	220,126
Total debt securities, available-for-sale	70,921	4,394,009	11,428	4,476,358
Short-term investments	59,953	7,400	—	67,353
Other investments	4,881	—	4,484	9,365
Total	$135,755	$4,401,409	$15,912	$4,553,076
NGHC	$116,602	$4,091,068	$15,912	$4,223,582
Reciprocal Exchanges	19,153	310,341	—	329,494
Total	$135,755	$4,401,409	$15,912	$4,553,076

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
For the six months ended June 30, 2020, and 2019, there were no transfers between Level 2 and Level 3.

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2020	$3,100	$8,328	$4,484	$15,912
Total gains (losses) for the period:
Included in net income	—	—	(66)	(66)
Included in other comprehensive income	(581)	(3,022)	—	(3,603)
Sales	—	—	(497)	(497)
Balance as of June 30, 2020	$2,519	$5,306	$3,921	$11,746
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period			$(66)	$(66)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(581)	$(3,022)		$(3,603)

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$7,593	$22,956
Total gains (losses) for the period:
Included in net income	—	—	(1,414)	(1,414)
Included in other comprehensive income	(496)	(2,726)	—	(3,222)
Balance as of June 30, 2019	$3,100	$9,041	$6,179	$18,320
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period			$(1,414)	$(1,414)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(496)	$(2,726)		$(3,222)

At June 30, 2020, and December 31, 2019, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		June 30, 2020		December 31, 2019
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,972	$101,000	$96,928	$103,560
6.75% Notes	Level 3	347,414	384,305	347,091	371,366
Subordinated Debentures	Level 3	72,168	71,209	72,168	72,103
2019 Credit Agreement	Level 3	140,000	144,461	140,000	148,272

6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Six Months Ended June 30,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the period	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408
Additions	302,123	12,681	314,804	264,381	32,066	296,447
Amortization	(291,591)	(10,805)	(302,396)	(252,342)	(25,129)	(277,471)
Change in DAC	10,532	1,876	12,408	12,039	6,937	18,976
Balance, end of the period	$249,825	$26,106	$275,931	$238,227	$32,157	$270,384
NGHC	$226,728	$26,106	$252,834	$216,588	$32,157	$248,745
Reciprocal Exchanges	23,097	—	23,097	21,639	—	21,639
Balance, end of the period	$249,825	$26,106	$275,931	$238,227	$32,157	$270,384

7. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and loss adjustment expense (“LAE”) reserves are an estimate of the Company’s liability from incurred claims at the end of the reporting period. The unpaid losses and loss adjustment expense reserves are the result of an ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and may be affected by future events beyond the control of management, including inflation, which may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE, as well as changes in the law and judicial interpretations.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition to inflation, the average severity of claims is affected by a number of factors that may vary by types and features of policies written. Future average severities are projected from historical trends, adjusted for implemented changes in underwriting standards and policy provisions, as well as general economic trends. These estimated trends are monitored and revised as necessary based on actual development.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables present a reconciliation of beginning and ending balances for unpaid losses and LAE:

	Six Months Ended June 30, 2020
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,528,754	$151,874	$2,680,628	$205,786	$2,886,414
Less: Reinsurance recoverable at beginning of the period	(1,016,368)	(11,266)	(1,027,634)	(84,174)	(1,111,808)
Net balance at beginning of the period	1,512,386	140,608	1,652,994	121,612	1,774,606
Incurred losses and LAE related to:
Current year	1,058,759	164,494	1,223,253	71,699	1,294,952
Prior year	13,055	(16,238)	(3,183)	675	(2,508)
Total incurred	1,071,814	148,256	1,220,070	72,374	1,292,444
Paid losses and LAE related to:
Current year	(514,992)	(59,685)	(574,677)	(37,793)	(612,470)
Prior year	(612,469)	(68,916)	(681,385)	(37,169)	(718,554)
Total paid	(1,127,461)	(128,601)	(1,256,062)	(74,962)	(1,331,024)
Net balance at end of the period	1,456,739	160,263	1,617,002	119,024	1,736,026
Plus: Reinsurance recoverable at end of the period	993,459	15,853	1,009,312	81,246	1,090,558
Gross balance at end of the period	$2,450,198	$176,116	$2,626,314	$200,270	$2,826,584

	Six Months Ended June 30, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the period	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the period	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	1,114,075	190,060	1,304,135	75,936	1,380,071
Prior year	4,882	(18,987)	(14,105)	1,378	(12,727)
Total incurred	1,118,957	171,073	1,290,030	77,314	1,367,344
Paid losses and LAE related to:
Current year	(373,662)	(76,149)	(449,811)	(39,264)	(489,075)
Prior year	(712,961)	(88,468)	(801,429)	(33,260)	(834,689)
Total paid	(1,086,623)	(164,617)	(1,251,240)	(72,524)	(1,323,764)
Effect of foreign exchange rates	—	(3,338)	(3,338)	—	(3,338)
Net balance at end of the period	1,357,155	249,823	1,606,978	105,281	1,712,259
Plus: Reinsurance recoverable at end of the period	1,050,771	35,194	1,085,965	89,016	1,174,981
Gross balance at end of the period	$2,407,926	$285,017	$2,692,943	$194,297	$2,887,240

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Prior Year Loss Development, Net of Reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2020. Loss and LAE for the six months ended June 30, 2020, included $2,508 of favorable loss development on prior accident year loss and LAE reserves. The $13,730 of unfavorable loss development in the property and casualty segment (including $675 of unfavorable loss development for the Reciprocal Exchanges) was driven by small business auto, while the $16,238 of favorable loss development in the accident and health segment was driven by the small group self-funded business and short term medical.

2019. Loss and LAE for the six months ended June 30, 2019, included $12,727 of favorable loss development on prior accident year loss and LAE reserves. The $6,260 of unfavorable loss development in the property and casualty segment (including $1,378 of unfavorable loss development for the Reciprocal Exchanges) was driven by auto liability, while the $18,987 of favorable loss development in the accident and health segment was driven by the small group self-funded business and short term medical.

8. Reinsurance

The Company utilizes various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit its exposure. Reinsurance agreements transfer portions of the underlying risk of the business the Company writes. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. The Company also maintains funds held liabilities under the auto quota share reinsurance agreement. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its account.

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

Reinsurance recoverable is as follows:

	June 30, 2020	December 31, 2019
Reinsurance recoverable on paid losses	$202,595	$282,500
Reinsurance recoverable on unpaid losses	1,090,558	1,111,808
Allowance for uncollectible reinsurance	(517)	—
Reinsurance recoverable, net	$1,292,636	$1,394,308

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	June 30, 2020		December 31, 2019
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$45,123	$1,090,558	$50,884	$1,111,808
Unearned premiums	18,590	518,082	15,278	575,747

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following is the effect of reinsurance on premiums and loss and LAE:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Premiums:	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,324,549	$1,370,172	$1,293,591	$1,356,695	$2,783,082	$2,760,322	$2,782,779	$2,672,400
Assumed	17,052	15,654	20,317	19,843	35,073	31,760	40,907	40,843
Total Gross Premium	1,341,601	1,385,826	1,313,908	1,376,538	2,818,155	2,792,082	2,823,686	2,713,243
Ceded	(326,693)	(320,259)	(318,510)	(345,887)	(593,644)	(651,309)	(663,624)	(718,435)
Net Premium	$1,014,908	$1,065,567	$995,398	$1,030,651	$2,224,511	$2,140,773	$2,160,062	$1,994,808

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$7,136	$190,165	$11,324	$150,709	$13,771	$386,651	$16,646	$360,031

Industry Pools and Facilities

The Company’s reinsurance programs include premiums written under state-mandated involuntary plans for automobile, motorcycle and commercial vehicles and premiums ceded to state-provided reinsurance facilities such as Michigan Catastrophic Claims Association (“MCCA”) and North Carolina Reinsurance Facility (“NCRF”), for which the Company retains no loss indemnity risk. Prepaid reinsurance premiums are recognized on a pro-rata basis over the period of risk, consistent with premiums written.

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

In 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business. On July 1, 2019, the Company renewed its HO Quota Share Agreement for a one-year term. Effective July 1, 2019, the Company ceded 40.0% of net liability and received a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. On July 1, 2020, the Company renewed its HO

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Quota Share Agreement for a one-year term. Effective July 1, 2020, the Company cedes 20.0% of net liability and receives a 37.0% ceding commission on in-force, new and renewal business.

In 2019, the Reciprocal Exchanges entered into a personal lines quota share agreement for a one-year term. The Reciprocal Exchanges ceded 42.3% of net liability on new and renewal homeowners multiple peril, dwelling fire, and automobile physical damage (comprehensive only) policies written in the states of New Jersey and New York. Effective July 1, 2020, the Reciprocal Exchanges renewed their personal lines quota share agreement for a one-year term, ceding 42.0% combined weighted average of net liability. This includes a 55.0% quota share covering homeowners multiple peril, dwelling fire, and automobile physical damage (comprehensive only) policies written in the states of New Jersey and New York as well as a 25.0% quota share on automobile liability and collision coverages.

Catastrophe and Casualty Reinsurance

Effective May 1, 2020, with additional purchases made at June 1, 2020, and July 1, 2020, the Company renewed its property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses. The mainframe treaty provides coverage up to $650,000 with one reinstatement. The mainframe treaty attaches at $70,000 for the first event and $50,000 for the second event. The Company purchased additional first event coverage for named wind that attaches at $50,000. Effective July 17, 2020, the Company purchased an additional $115,000 of top layer coverage. Effective October 1, 2019, the Company’s casualty program provides $35,000 in coverage in excess of a $5,000 retention. The Company pays a premium as consideration for ceding the risk.

Effective July 1, 2020, the Reciprocal Exchanges’ property catastrophe excess of loss program provided coverage up to $475,000 with a $20,000 retention, and one reinstatement. Effective July 17, 2020, the Company purchased an additional $125,000 of top layer coverage.

9. Debt

The following table represents the Company’s debt:

	Interest Rate	Maturity	June 30, 2020	December 31, 2019
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I(1)	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II(2)	LIBOR + 4.25%	2037	30,930	30,930
2019 Credit Agreement(3)	LIBOR + 1.75%	2023	140,000	140,000
Finance lease liabilities	Various	Various	19,542	20,477
Other	3.5%	Various	6,170	9,342
Unamortized debt issuance costs and unamortized discount			(5,614)	(5,981)
Total carrying amount of debt			$682,266	$686,006
(1) Interest rate was 3.71% and 5.29%, as of June 30, 2020, and December 31, 2019, respectively.
(2) Interest rate was 4.56% and 6.14%, as of June 30, 2020, and December 31, 2019, respectively.
(3) Weighted-average interest rate was 1.94% and 3.59% as of June 30, 2020, and December 31, 2019, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following table presents the Company’s interest expense:

		Three Months Ended June 30,		Six Months Ended June 30,
	Interest Payment Frequency	2020	2019	2020	2019
6.75% Notes	Semiannually	$5,907	$5,907	$11,813	$11,813
7.625% Notes	Quarterly	1,907	1,907	3,813	3,813
Subordinated Debentures	Quarterly	810	1,189	1,807	2,352
2016 Credit Agreement	Quarterly	—	—	—	1,211
2019 Credit Agreement	Quarterly	819	1,817	2,034	2,346
Finance lease liabilities	Various	276	292	647	586
Other(1)	Various	2,060	1,813	3,445	3,803
Total interest expense		$11,779	$12,925	$23,559	$25,924
(1) Includes interest for other liabilities, interest credited on funds held balances and accretion of debt issuance costs.

Notes

The 6.75% Notes are the Company’s general unsecured obligations and rank (i) equally in right of payment with its other existing and future senior unsecured indebtedness and (ii) senior in right of payment to any of its indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes are also effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the existing and future indebtedness of the Company’s subsidiaries (including trade payables). The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by the Company.

The 7.625% Notes are the Company’s subordinated unsecured obligations and rank (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. In addition, the 7.625% Notes are structurally subordinated to all existing and future indebtedness, liabilities, and other obligations of the Company’s subsidiaries. The 7.625% Notes mature on September 15, 2055, unless earlier redeemed or purchased by the Company.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Credit Agreement

In 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBOR rate. ABR borrowings under the 2019 Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBOR rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio; and as of June 30, 2020, the rate was 0.225%). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to June 30, 2020, are as follows:

	2020 (remaining six months)	2021	2022	2023	2024	2025 and thereafter	Total
6.75% Notes	$—	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	140,000	—	—	140,000
Finance lease liabilities	3,317	5,889	3,698	2,288	1,391	2,959	19,542
Other	3,227	2,943	—	—	—	—	6,170
Total principal amount of debt	$6,544	$8,832	$3,698	$142,288	$351,391	$175,127	$687,880
Unamortized debt issuance costs and unamortized discount							(5,614)
Carrying amount of debt							$682,266

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

As of June 30, 2020, the Company was in compliance with the covenants contained in the Company’s debt agreements.

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

On July 25, 2019, the City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan filed a complaint in the U.S. District Court for the Central District of California against the Company and certain of its officers. On November 19, 2019, the U.S. District Court for the Central District of California granted the Company’s Motion to Transfer the case to the Southern District of New York. On January 10, 2020, lead plaintiffs Town of Davie Police Officers Retirement System and Massachusetts Laborers’ Pension Fund filed an amended Complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements made by the Company in its SEC filings in relationship to the Company’s involvement in the historical and no longer existing Wells Fargo collateral protection insurance program on behalf of a purported class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between July 15, 2015, and August 9, 2017. The amended complaint seeks damages in an amount to be proven at trial. The Company filed a Motion to Dismiss the amended complaint on March 10, 2020. Management believes that the claims set forth in the amended complaint are unfounded and without merit and intends to vigorously contest them. The Company notes, however, that in light of the inherent uncertainty in legal proceedings, the Company can give no assurance as to the ultimate resolution of the matter, and an estimate of the possible loss or range of loss, if any, cannot be made at this time.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s consolidated effective tax rate was 22.4% for both the three months ended June 30, 2020, and 2019. The Company’s consolidated effective tax rate increased to 22.2% for the six months ended June 30, 2020, from 21.6% for the six months ended June 30, 2019. The increase in consolidated effective tax rate for the six months ended June 30, 2020, was primarily driven by an increase in tax associated with U.S shareholder’s income and other nondeductible items.

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are currently under audit by the IRS for the years ended December 31, 2016, 2017 and 2018, and open to audit years thereafter for federal tax purposes. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2016, and forward, depending on jurisdiction.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) to mitigate the economic impacts of COVID-19. The Company believes that the provisions of the CARES Act will not have a material impact on its U.S. federal tax liabilities.

12. Stockholders’ Equity

Preferred Stock

The Company has four separate series (Series A through D) of preferred stock outstanding. Two of these series (Series B and C) were issued in offerings using depositary shares. Dividends on the Series A, B and C preferred stock are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 15th day of January, April, July and October of each year. Dividends on the Series D preferred stock are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023, (or in the event of a fundamental change of the Company, at any time), the Series D preferred stock may be converted at the holder’s option into shares of the Company’s common stock.

The following table summarizes the Company’s preferred stock issued and outstanding as of June 30, 2020, and December 31, 2019.

Series	Dividend rate per year	Shares of preferred stock issued and outstanding	Depositary shares issued and outstanding	Liquidation preference per share	Aggregate liquidation preference
A	7.50%	2,200,000	—	$25	$55,000
B	7.50%	165,000	6,600,000	$1,000	$165,000
C	7.50%	200,000	8,000,000	$1,000	$200,000
D	Fixed/ Floating(1)	120	—	$250,000	$30,000
		2,565,120			$450,000
(1) Dividend rate is fixed at 7.00% prior to July 15, 2023, and floating at six-month LIBOR plus 5.4941% thereafter.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Common and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	April 29, 2020	$0.05
Common stock	February 20, 2020	$0.05

Preferred stock Series A	April 29, 2020	$0.46875
Preferred stock Series A	February 20, 2020	$0.46875

Preferred stock Series B and Series C	April 29, 2020	$18.75	$0.46875
Preferred stock Series B and Series C	February 20, 2020	$18.75	$0.46875

Preferred stock Series D	April 29, 2020	$8,750.00

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	May 6, 2019	$0.04
Common stock	February 25, 2019	$0.04

Preferred stock Series A	May 6, 2019	$0.46875
Preferred stock Series A	February 25, 2019	$0.46875

Preferred stock Series B and Series C	May 6, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	February 25, 2019	$18.75	$0.46875

Preferred stock Series D	May 6, 2019	$8,750.00

Share Repurchase Program

On April 29, 2020, the Board of Directors authorized and approved a share repurchase program with a 12 month term for up to $50,000 aggregate purchase price of the Company’s outstanding common shares. During the second quarter of 2020, the Company purchased 459,083 common shares at a cost of $8,482. The Company’s purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the merger agreement with The Allstate Corporation, the Company is prohibited from making any further common share repurchases prior to the close of the merger. See Note 17, “Subsequent Event” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Shares Rollforward

The following table presents a roll forward of outstanding common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock:
Balance, beginning of the period	113,708,996	113,137,346	113,368,811	112,940,595
Shares issued under employee stock plans and exercises of stock options	174,551	108,212	661,965	400,488
Shares withheld related to net share settlement	(26,919)	(29,926)	(174,148)	(125,451)
Balance, end of the period	113,856,628	113,215,632	113,856,628	113,215,632
Treasury stock:
Balance, beginning of the period	—	—	—	—
Repurchases of common stock	(459,083)	—	(459,083)	—
Balance, end of the period	(459,083)	—	(459,083)	—
Shares outstanding at end of the period	113,397,545	113,215,632	113,397,545	113,215,632

13. Stock-Based Compensation

In 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units, performance units, cash-based awards or other stock-based awards. The number of shares of common stock for which awards may be issued may not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan serves as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continue to be outstanding and subject to their terms and conditions. As of June 30, 2020, approximately 1.9 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

Stock Options

A summary of the stock option awards granted under the prior plan is shown below:

	Shares Subject to Options Outstanding
Six Months Ended June 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of the period	3,025,587	$9.83
Exercised	(218,622)	3.82
Outstanding and exercisable at end of the period	2,806,965	$10.30	2.8	$31,750
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $21.61, as reported on the Nasdaq Global Market on June 30, 2020.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
No options were granted, forfeited or expired during the six months ended June 30, 2020. The total intrinsic value of the options exercised for the three months ended June 30, 2020, and 2019, was $1,633 and $749, respectively. The total intrinsic value of the options exercised for the six months ended June 30, 2020, and 2019, was $3,759 and $1,275, respectively. The total fair value of stock options vested for the three months ended June 30, 2020, and 2019, was $155 and $62, respectively. The total fair value of stock options vested for the six months ended June 30, 2020, and 2019, was $333 and $99, respectively.

Restricted Stock Units

A summary of the RSUs is shown below:

	RSUs
Six Months Ended June 30, 2020	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	1,033,631	$23.98
Granted	561,497	21.46
Vested	(443,343)	23.58
Non-vested at end of the period	1,151,785	$22.91

The weighted-average grant date fair value of RSUs granted for the six months ended June 30, 2020, and 2019, was $21.46 and $25.58, respectively. The total fair value of the RSUs vested for the three months ended June 30, 2020, and 2019, was $1,453 and $1,623, respectively. The total fair value of the RSUs vested for the six months ended June 30, 2020, and 2019, was $10,455 and $7,419, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $3,016 and $2,870 for the three months ended June 30, 2020, and 2019, respectively, and $6,178 and $5,492 for the six months ended June 30, 2020, and 2019, respectively.

As of June 30, 2020, the Company had approximately $22,078 of unrecognized stock-based compensation expense related to RSUs awards. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years based on vesting under the award service conditions.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
14. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to NGHC	$166,574	$77,876	$267,333	$169,634
Preferred stock dividends - nonconvertible	(7,875)	(7,875)	(15,750)	(15,750)
Preferred stock dividends - convertible	(1,050)	(1,050)	(1,050)	(1,050)
Numerator for basic EPS	157,649	68,951	250,533	152,834
Effect of dilutive securities:
Preferred stock dividends - convertible	1,050	1,050	1,050	1,050
Numerator for diluted EPS - after assumed conversions	$158,699	$70,001	$251,583	$153,884
Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,542,628	113,178,552	113,549,952	113,097,084
Effect of dilutive securities:
Employee stock options	1,325,757	1,882,001	1,391,006	1,910,829
RSUs	62,211	200,241	167,679	265,335
Convertible preferred stock	789,473	789,473	789,473	789,473
Dilutive potential common shares	2,177,441	2,871,715	2,348,158	2,965,637
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	115,720,069	116,050,267	115,898,110	116,062,721
EPS attributable to NGHC common stockholders:
Basic EPS	$1.39	$0.61	$2.21	$1.35
Diluted EPS	$1.37	$0.60	$2.17	$1.33

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

As of June 30, 2020, and December 31, 2019, the Company had a receivable principal amount related to the ACP Re Credit Agreement of $130,004 and $129,229, respectively. The Company recorded interest income of $1,202 and $1,188 for the three months ended June 30, 2020, and 2019, respectively, and $2,405 and $2,376 for the six months ended June 30, 2020, and 2019, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at June 30, 2020, and December 31, 2019, based on the collateral levels maintained.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $208 in rent for both the three months ended June 30, 2020, and 2019, respectively, and $415 in rent for both the six months ended June 30, 2020, and 2019, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $110 and $77 in rent for the three months ended June 30, 2020, and 2019, respectively, and $218 and $153 in rent for the six months ended June 30, 2020, and 2019, respectively.

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

The following tables summarize the results of operations of the operating segments:

	Three Months Ended June 30, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,151,944	$189,657	$—	$1,341,601
Ceded premiums	(305,248)	(21,445)	—	(326,693)
Net premium written	846,696	168,212	—	1,014,908
Change in unearned premium	50,074	585	—	50,659
Net earned premium	896,770	168,797	—	1,065,567
Ceding commission income	46,169	471	—	46,640
Service and fee income	100,524	80,068	—	180,592
Total underwriting revenues	1,043,463	249,336	—	1,292,799
Underwriting expenses:
Loss and loss adjustment expense	533,791	66,655	—	600,446
Acquisition costs and other underwriting expenses	162,484	66,894	—	229,378
General and administrative expenses	204,418	57,991	—	262,409
Total underwriting expenses	900,693	191,540	—	1,092,233
Underwriting income	142,770	57,796	—	200,566
Net investment income	—	—	31,175	31,175
Net gain on investments	—	—	5,158	5,158
Interest expense	—	—	(11,779)	(11,779)
Provision for income taxes	—	—	(50,507)	(50,507)
Net (income) attributable to noncontrolling interest	—	—	(8,039)	(8,039)
Net income attributable to NGHC	$142,770	$57,796	$(33,992)	$166,574

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,142,236	$171,672	$—	$1,313,908
Ceded premiums	(299,545)	(18,965)	—	(318,510)
Net premium written	842,691	152,707	—	995,398
Change in unearned premium	21,911	13,342	—	35,253
Net earned premium	864,602	166,049	—	1,030,651
Ceding commission income	56,264	3,928	—	60,192
Service and fee income	95,971	52,937	—	148,908
Total underwriting revenues	1,016,837	222,914	—	1,239,751
Underwriting expenses:
Loss and loss adjustment expense	629,211	86,324	—	715,535
Acquisition costs and other underwriting expenses	146,125	48,001	—	194,126
General and administrative expenses	186,475	61,292	—	247,767
Total underwriting expenses	961,811	195,617	—	1,157,428
Underwriting income	55,026	27,297	—	82,323
Net investment income	—	—	35,131	35,131
Net loss on investments	—	—	(5,230)	(5,230)
Interest expense	—	—	(12,925)	(12,925)
Provision for income taxes	—	—	(22,241)	(22,241)
Net loss attributable to noncontrolling interest	—	—	818	818
Net income attributable to NGHC	$55,026	$27,297	$(4,447)	$77,876

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$2,441,473	$376,682	$—	$2,818,155
Ceded premiums	(553,390)	(40,254)	—	(593,644)
Net premium written	1,888,083	336,428	—	2,224,511
Change in unearned premium	(80,813)	(2,925)	—	(83,738)
Net earned premium	1,807,270	333,503	—	2,140,773
Ceding commission income	95,914	1,031	—	96,945
Service and fee income	199,441	160,592	—	360,033
Total underwriting revenues	2,102,625	495,126	—	2,597,751
Underwriting expenses:
Loss and loss adjustment expense	1,144,188	148,256	—	1,292,444
Acquisition costs and other underwriting expenses	322,255	135,365	—	457,620
General and administrative expenses	412,235	117,743	—	529,978
Total underwriting expenses	1,878,678	401,364	—	2,280,042
Underwriting income	223,947	93,762	—	317,709
Net investment income	—	—	61,418	61,418
Net loss on investments	—	—	(1,703)	(1,703)
Interest expense	—	—	(23,559)	(23,559)
Provision for income taxes	—	—	(78,679)	(78,679)
Net (income) attributable to noncontrolling interest	—	—	(7,853)	(7,853)
Net income attributable to NGHC	$223,947	$93,762	$(50,376)	$267,333

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Six Months Ended June 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$2,393,470	$430,216	$—	$2,823,686
Ceded premiums	(586,296)	(77,328)	—	(663,624)
Net premium written	1,807,174	352,888	—	2,160,062
Change in unearned premium	(139,995)	(25,259)	—	(165,254)
Net earned premium	1,667,179	327,629	—	1,994,808
Ceding commission income	123,207	6,519	—	129,726
Service and fee income	200,466	113,949	—	314,415
Total underwriting revenues	1,990,852	448,097	—	2,438,949
Underwriting expenses:
Loss and loss adjustment expense	1,196,271	171,073	—	1,367,344
Acquisition costs and other underwriting expenses	300,195	105,849	—	406,044
General and administrative expenses	375,931	119,930	—	495,861
Total underwriting expenses	1,872,397	396,852	—	2,269,249
Underwriting income	118,455	51,245	—	169,700
Net investment income	—	—	68,576	68,576
Net loss on investments	—	—	(5,208)	(5,208)
Interest expense	—	—	(25,924)	(25,924)
Provision for income taxes	—	—	(44,747)	(44,747)
Net loss attributable to noncontrolling interest	—	—	7,237	7,237
Net income attributable to NGHC	$118,455	$51,245	$(66)	$169,634

The following tables summarize the financial position of the operating segments:

	June 30, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,312,117	$173,084	$2,533	$1,487,734
Deferred acquisition costs	249,825	26,106	—	275,931
Reinsurance recoverable, net	1,270,703	21,933	—	1,292,636
Prepaid reinsurance premiums	517,918	164	—	518,082
Goodwill and Intangible assets, net	424,339	105,810	—	530,149
Prepaid and other assets	49,910	19,191	5,064	74,165
Corporate and other assets	—	—	5,839,146	5,839,146
Total assets	$3,824,812	$346,288	$5,846,743	$10,017,843

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,292,813	$131,877	$4,258	$1,428,948
Deferred acquisition costs	239,293	24,230	—	263,523
Reinsurance recoverable, net	1,377,284	17,024	—	1,394,308
Prepaid reinsurance premiums	575,712	35	—	575,747
Goodwill and Intangible assets, net	436,724	108,427	—	545,151
Prepaid and other assets	56,960	32,852	4,830	94,642
Corporate and other assets	—	—	5,454,215	5,454,215
Total assets	$3,978,786	$314,445	$5,463,303	$9,756,534

The following tables summarize service and fee income by source within each operating segment:

	Three Months Ended June 30,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$17,916	$24,354	$42,270	$19,650	$15,973	$35,623
Group health administrative fees	—	30,536	30,536	—	24,548	24,548
Finance and processing fees	28,186	2,205	30,391	32,145	886	33,031
Installment fees	26,405	—	26,405	25,148	—	25,148
Late payment fees	7,748	13	7,761	8,517	90	8,607
Other service and fee income	20,269	22,960	43,229	10,511	11,440	21,951
Total	$100,524	$80,068	$180,592	$95,971	$52,937	$148,908
NGHC	$98,188	$80,068	$178,256	$94,455	$52,937	$147,392
Reciprocal Exchanges	2,336	—	2,336	1,516	—	1,516
Total	$100,524	$80,068	$180,592	$95,971	$52,937	$148,908

	Six Months Ended June 30,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$36,667	$53,986	$90,653	$46,860	$40,744	$87,604
Finance and processing fees	63,975	4,676	68,651	64,581	2,910	67,491
Group health administrative fees	—	60,511	60,511	—	48,053	48,053
Installment fees	51,493	—	51,493	49,318	—	49,318
Late payment fees	15,581	25	15,606	16,810	177	16,987
Other service and fee income	31,725	41,394	73,119	22,897	22,065	44,962
Total	$199,441	$160,592	$360,033	$200,466	$113,949	$314,415
NGHC	$195,948	$160,592	$356,540	$197,580	$113,949	$311,529
Reciprocal Exchanges	3,493	—	3,493	2,886	—	2,886
Total	$199,441	$160,592	$360,033	$200,466	$113,949	$314,415

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables show an analysis of premiums and fee income by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Premium Written	2020	2019	2020	2019
Property and Casualty
Personal Auto	$612,927	$611,312	$1,407,424	$1,377,993
Homeowners	205,211	190,037	370,464	342,079
RV/Packaged	57,801	61,314	110,929	113,165
Small Business Auto	60,717	83,829	133,469	169,707
Lender-placed Insurance	103,922	58,859	199,366	134,797
Other	12,930	15,739	29,532	29,014
Total Property and Casualty	1,053,508	1,021,090	2,251,184	2,166,755
Accident and Health
Group	89,467	75,036	177,005	139,974
Individual	100,190	82,799	199,677	166,991
International	—	13,837	—	123,251
Total Accident and Health	189,657	171,672	376,682	430,216
Total NGHC	$1,243,165	$1,192,762	$2,627,866	$2,596,971
Reciprocal Exchanges
Personal Auto	$37,382	$43,984	$69,191	$80,846
Homeowners	60,160	76,140	119,396	143,940
Other	894	1,022	1,702	1,929
Total Reciprocal Exchanges	$98,436	$121,146	$190,289	$226,715
Total Gross Premium Written	$1,341,601	$1,313,908	$2,818,155	$2,823,686

	Three Months Ended June 30,		Six Months Ended June 30,
Net Premium Written	2020	2019	2020	2019
Property and Casualty
Personal Auto	$533,242	$511,952	$1,235,549	$1,170,872
Homeowners	84,257	108,404	172,800	193,649
RV/Packaged	55,882	58,167	107,860	109,764
Small Business Auto	46,429	65,420	105,028	139,606
Lender-placed Insurance	64,674	37,214	142,143	79,284
Other	4,944	5,314	12,140	8,824
Total Property and Casualty	789,428	786,471	1,775,520	1,701,999
Accident and Health
Group	69,217	57,960	138,688	111,910
Individual	98,995	82,652	197,740	166,775
International	—	12,095	—	74,203
Total Accident and Health	168,212	152,707	336,428	352,888
Total NGHC	$957,640	$939,178	$2,111,948	$2,054,887
Reciprocal Exchanges
Personal Auto	$34,281	$18,661	$63,355	$34,306
Homeowners	22,667	37,211	48,592	70,227
Other	320	348	616	642
Total Reciprocal Exchanges	$57,268	$56,220	$112,563	$105,175
Total Net Premium Written	$1,014,908	$995,398	$2,224,511	$2,160,062

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Earned Premium	2020	2019	2020	2019
Property and Casualty
Personal Auto	$561,548	$542,834	$1,141,050	$1,053,388
Homeowners	99,368	102,008	190,851	186,066
RV/Packaged	46,956	49,411	96,248	99,716
Small Business Auto	53,733	60,059	113,158	127,692
Lender-placed Insurance	71,102	60,278	140,769	101,996
Other	9,278	3,382	12,811	6,033
Total Property and Casualty	841,985	817,972	1,694,887	1,574,891
Accident and Health
Group	69,232	57,949	138,702	111,912
Individual	99,565	83,916	194,801	166,151
International	—	24,184	—	49,566
Total Accident and Health	168,797	166,049	333,503	327,629
NGHC Total	$1,010,782	$984,021	$2,028,390	$1,902,520
Reciprocal Exchanges
Personal Auto	$31,714	$16,093	$64,637	$31,954
Homeowners	22,741	30,225	47,074	59,716
Other	330	312	672	618
Total Reciprocal Exchanges	$54,785	$46,630	$112,383	$92,288
Total Net Earned Premium	$1,065,567	$1,030,651	$2,140,773	$1,994,808

	Three Months Ended June 30,		Six Months Ended June 30,
Fee Income	2020	2019	2020	2019
Property and Casualty
Service and Fee Income	$98,188	$94,455	$195,948	$197,580
Ceding Commission Income	35,059	39,418	71,090	87,827
Total Property and Casualty	133,247	133,873	267,038	285,407
Accident and Health
Service and Fee Income
Group	43,241	32,862	83,723	63,236
Individual	2,265	1,242	4,482	3,378
Third-Party Fee	34,562	18,833	72,387	47,335
Total Service and Fee Income	80,068	52,937	160,592	113,949
Ceding Commission Income	471	3,928	1,031	6,519
Total Accident and Health	80,539	56,865	161,623	120,468
NGHC Total	$213,786	$190,738	$428,661	$405,875
Reciprocal Exchanges
Service and Fee Income	$2,336	$1,516	$3,493	$2,886
Ceding Commission Income	11,110	16,846	24,824	35,380
Total Reciprocal Exchanges	$13,446	$18,362	$28,317	$38,266
Total Fee Income	$227,232	$209,100	$456,978	$444,141

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
17. Subsequent Event

On July 7, 2020, the Company, The Allstate Corporation (“Allstate”), and Bluebird Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Allstate (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Allstate subject to the receipt of shareholder and regulatory approval and the satisfaction of other customary conditions. The Company expects the Merger to close in the first quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This current report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “may,” “will,” “plan,” “expect,” “project,” “intend,” “estimate,” “anticipate” and “believe” or their variations or similar terminology. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, plans and expectations related to our proposed merger with The Allstate Corporation (“Allstate”), including anticipated timing for closing of the merger, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Allstate, the inability to complete the proposed merger due to the failure to obtain stockholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger, the possibility that competing offers will be made, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the potential effect of changes in LIBOR reporting practices, the effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business, including our investment portfolio, and the national and global economy generally, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of investments, development of claims and the effect on loss reserves, large loss activity including hurricanes and wildfires, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, the effect of unpredictable catastrophic losses, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with third party vendors or agencies, breaches in data security or other disruptions involving our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, “Risk Factors, in this quarterly report on Form 10-Q, and our other quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We manage our business in two segments, Property and Casualty (“P&C”) and Accident and Health (“A&H”), and conduct business primarily through our twenty-two regulated domestic insurance subsidiaries:

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
National General Insurance Online, Inc.
National General Premier Insurance Company
New South Insurance Company
Standard Property and Casualty Insurance Company

Accident and Health:
Direct General Life Insurance Company
National Health Insurance Company

Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). On July 9, 2020, A.M. Best placed us and our subsidiaries under review with positive implications. We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

Two of our wholly-owned subsidiaries are management companies that act as attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together with Mountain Valley Indemnity Company, a subsidiary of Adirondack Insurance Exchange, the “Reciprocal Exchanges” or “Exchanges”). We do not own the Reciprocal Exchanges but are paid a fee to manage their business operations through our wholly-owned management companies. The Reciprocal Exchanges are included in our P&C segment.

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

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the six months ended June 30, 2020, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.5x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we can invest cash from premiums for significant periods. We invest our capital and surplus following state and regulatory guidelines. Our net investment income was $61.4 million and $68.6 million for the six months ended June 30, 2020, and 2019, respectively. We held 6.2% and 3.3% of our total invested assets in cash, cash equivalents and restricted cash as of June 30, 2020, and December 31, 2019, respectively.

Our most significant balance sheet liability is our unpaid loss and LAE reserves. As of June 30, 2020, and December 31, 2019, our reserves, net of reinsurance recoverable on unpaid losses, were $1.7 billion and $1.8 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 outbreak has had a notable adverse impact on general economic conditions, including adverse impacts on automobile sales and new home sales and increased unemployment, which may decrease customer demand for our insurance products, negatively impact our premium volume, reduce our ability to access capital, and otherwise adversely impact our future results of operations. Additionally, federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, regulatory actions seek to retroactively mandate coverage for losses which various types of insurance policies were not designed or priced to cover or seek to require premium refunds. Regulatory restrictions or requirements also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums or fees. Because of the unprecedented size and breadth of this pandemic, and rapidly evolving situation, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

While we continue to closely monitor the impact of the COVID-19 pandemic and assess its potential effects on our business, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.

On July 7, 2020, the Company, The Allstate Corporation, a Delaware corporation (“Allstate”), and Bluebird Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Allstate (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Allstate following the receipt of shareholder and regulatory approval and the satisfaction of other customary conditions. The Company expects the Merger to close in the first quarter of 2021.

For further discussion regarding the potential impact of COVID-19 and related economic conditions on the Company, and the proposed merger transaction pursuant to which the Company will be acquired by Allstate, see “Part II—Item 1A—Risk Factors.”

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition, and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

For more information related to recent accounting pronouncements that we adopted during the six months ended June 30, 2020, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Principal Revenue and Expense Items

Gross premium written. Gross premium written represents premium from each insurance policy that we write, including as a servicing carrier for assigned risk plans, during a reporting period based on the effective date of the individual policy, before ceding reinsurance to third parties. Premium refunds are recorded against gross premium written.

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

Net earned premium. Net earned premium is the earned portion of our net premium written. We earn insurance premium on a pro rata basis over the term of the policy. At the end of each reporting period, premium written that is not earned is classified as unearned premium, which is earned in subsequent periods over the remaining term of the policy. Our policies typically have a term of six months or one year. For a six-month policy written on January 1, 2020, we would earn half of the premium in the first quarter of 2020, and the other half in the second quarter of 2020.

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

Loss and loss adjustment expense. Loss and LAE represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending, and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations and statistical analyses. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle, and we revise our estimates as we receive additional information about the condition of claimants and the costs of their medical treatment. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses consist of policy acquisition and marketing expenses, salaries and benefits expenses. Policy acquisition expenses comprise commissions attributable to those agents, wholesalers, or brokers that produce premiums written on our behalf and promotional fees attributable to our affinity relationships. Acquisition costs also include costs that are related to the successful acquisition of new or renewal insurance contracts including comprehensive loss underwriting exchange reports, motor vehicle reports, credit score checks, and policy issuance costs.

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

Income tax expense. We incur federal, state, and local income tax expenses as well as income tax expenses in certain foreign jurisdictions in which we operate.

Net operating expense (non-GAAP). These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income and service and fee income.

Underwriting income. Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense, and income taxes. Underwriting income is calculated as net earned premium plus ceding commission income and service and fee income less loss and LAE, acquisition costs and other underwriting expenses, and general and administrative expenses.

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

Net operating expense ratio, net operating expense ratio before amortization and impairment, net combined ratio and net combined ratio before amortization and impairment are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. We use net operating expense ratio (non-

GAAP), net operating expense ratio before amortization and impairment (non-GAAP), net combined ratio (non-GAAP) and net combined ratio before amortization and impairment (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by us. For a reconciliation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three and Six Months Ended June 30, 2020, and 2019, (Unaudited)” below.

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2020, and 2019, (Unaudited)

	Three Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,243,165	$98,436	$—	$1,341,601	$1,192,762	$121,146	$—	$1,313,908
Ceded premiums	(285,525)	(41,168)	—	(326,693)	(253,584)	(64,926)	—	(318,510)
Net premium written	$957,640	$57,268	$—	$1,014,908	$939,178	$56,220	$—	$995,398
Change in unearned premium	53,142	(2,483)	—	50,659	44,843	(9,590)	—	35,253
Net earned premium	$1,010,782	$54,785	$—	$1,065,567	$984,021	$46,630	$—	$1,030,651
Ceding commission income	35,530	11,110	—	46,640	43,346	16,846	—	60,192
Service and fee income	192,023	2,336	(13,767)	180,592	166,049	1,516	(18,657)	148,908
Total underwriting revenues	$1,238,335	$68,231	$(13,767)	$1,292,799	$1,193,416	$64,992	$(18,657)	$1,239,751
Underwriting expenses:
Loss and loss adjustment expense	570,439	30,007	—	600,446	680,246	35,289	—	715,535
Acquisition costs and other underwriting expenses	219,278	10,100	—	229,378	185,951	8,175	—	194,126
General and administrative expenses	257,318	18,858	(13,767)	262,409	244,827	21,597	(18,657)	247,767
Total underwriting expenses	$1,047,035	$58,965	$(13,767)	$1,092,233	$1,111,024	$65,061	$(18,657)	$1,157,428
Underwriting income (loss)	$191,300	$9,266	$—	$200,566	$82,392	$(69)	$—	$82,323
Net investment income	30,523	2,012	(1,360)	31,175	35,949	2,124	(2,942)	35,131
Net gain (loss) on investments	5,511	(353)	—	5,158	(5,274)	44	—	(5,230)
Interest expense	(11,779)	(1,360)	1,360	(11,779)	(12,925)	(2,942)	2,942	(12,925)
Income (loss) before provision (benefit) for income taxes	$215,555	$9,565	$—	$225,120	$100,142	$(843)	$—	$99,299
Provision (benefit) for income taxes	48,981	1,526	—	50,507	22,266	(25)	—	22,241
Net income (loss)	$166,574	$8,039	$—	$174,613	$77,876	$(818)	$—	$77,058
Net (income) loss attributable to noncontrolling interest	—	(8,039)	—	(8,039)	—	818	—	818
Net income attributable to NGHC	$166,574	$—	$—	$166,574	$77,876	$—	$—	$77,876
Dividends on preferred stock	(8,925)	—	—	(8,925)	(8,925)	—	—	(8,925)
Net income attributable to NGHC common stockholders	$157,649	$—	$—	$157,649	$68,951	$—	$—	$68,951

	Three Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	56.4%	54.8%	—%	56.3%	69.1%	75.7%	—%	69.4%
Net operating expense ratio (non-GAAP)	24.6%	28.3%	—%	24.8%	22.5%	24.5%	—%	22.6%
Net combined ratio (non-GAAP)	81.0%	83.1%	—%	81.1%	91.6%	100.2%	—%	92.0%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	56.4%	54.8%	—%	56.3%	69.1%	75.7%	—%	69.4%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	28.3%	—%	24.3%	21.8%	24.4%	—%	21.9%
Net combined ratio before amortization and impairment (non-GAAP)	80.5%	83.1%	—%	80.6%	90.9%	100.1%	—%	91.3%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,058,814	$60,325	$(15,127)	$1,104,012	$1,123,949	$68,003	$(21,599)	$1,170,353
Less: Loss and loss adjustment expense	570,439	30,007	—	600,446	680,246	35,289	—	715,535
Less: Interest expense	11,779	1,360	(1,360)	11,779	12,925	2,942	(2,942)	12,925
Less: Ceding commission income	35,530	11,110	—	46,640	43,346	16,846	—	60,192
Less: Service and fee income	192,023	2,336	(13,767)	180,592	166,049	1,516	(18,657)	148,908
Net operating expense	$249,043	$15,512	$—	$264,555	$221,383	$11,410	$—	$232,793
Net earned premium	$1,010,782	$54,785	$—	$1,065,567	$984,021	$46,630	$—	$1,030,651
Net operating expense ratio (non-GAAP)	24.6%	28.3%	—%	24.8%	22.5%	24.5%	—%	22.6%

Net operating expense	$249,043	$15,512	$—	$264,555	$221,383	$11,410	$—	$232,793
Less: Non-cash amortization of intangible assets	5,343	30	—	5,373	7,089	12	—	7,101
Net operating expense before amortization and impairment	$243,700	$15,482	$—	$259,182	$214,294	$11,398	$—	$225,692
Net earned premium	$1,010,782	$54,785	$—	$1,065,567	$984,021	$46,630	$—	$1,030,651
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	28.3%	—%	24.3%	21.8%	24.4%	—%	21.9%

Consolidated Results of Operations for the Six Months Ended June 30, 2020, and 2019, (Unaudited)

	Six Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$2,627,866	$190,289	$—	$2,818,155	$2,596,971	$226,715	$—	$2,823,686
Ceded premiums	(515,918)	(77,726)	—	(593,644)	(542,084)	(121,540)	—	(663,624)
Net premium written	$2,111,948	$112,563	$—	$2,224,511	$2,054,887	$105,175	$—	$2,160,062
Change in unearned premium	(83,558)	(180)	—	(83,738)	(152,367)	(12,887)	—	(165,254)
Net earned premium	$2,028,390	$112,383	$—	$2,140,773	$1,902,520	$92,288	$—	$1,994,808
Ceding commission income	72,121	24,824	—	96,945	94,346	35,380	—	129,726
Service and fee income	383,180	3,493	(26,640)	360,033	346,437	2,886	(34,908)	314,415
Total underwriting revenues	$2,483,691	$140,700	$(26,640)	$2,597,751	$2,343,303	$130,554	$(34,908)	$2,438,949
Underwriting expenses:
Loss and loss adjustment expense	1,220,070	72,374	—	1,292,444	1,290,030	77,314	—	1,367,344
Acquisition costs and other underwriting expenses	437,023	20,597	—	457,620	389,284	16,760	—	406,044
General and administrative expenses	518,197	38,421	(26,640)	529,978	487,660	43,109	(34,908)	495,861
Total underwriting expenses	$2,175,290	$131,392	$(26,640)	$2,280,042	$2,166,974	$137,183	$(34,908)	$2,269,249
Underwriting income (loss)	$308,401	$9,308	$—	$317,709	$176,329	$(6,629)	$—	$169,700
Net investment income	60,270	4,195	(3,047)	61,418	70,232	4,294	(5,950)	68,576
Net loss on investments	(557)	(1,146)	—	(1,703)	(4,508)	(700)	—	(5,208)
Interest expense	(23,559)	(3,047)	3,047	(23,559)	(25,924)	(5,950)	5,950	(25,924)
Income (loss) before provision (benefit) for income taxes	$344,555	$9,310	$—	$353,865	$216,129	$(8,985)	$—	$207,144
Provision (benefit) for income taxes	77,222	1,457	—	78,679	46,495	(1,748)	—	44,747
Net income (loss)	$267,333	$7,853	$—	$275,186	$169,634	$(7,237)	$—	$162,397
Net (income) loss attributable to noncontrolling interest	—	(7,853)	—	(7,853)	—	7,237	—	7,237
Net income attributable to NGHC	$267,333	$—	$—	$267,333	$169,634	$—	$—	$169,634
Dividends on preferred stock	(16,800)	—	—	(16,800)	(16,800)	—	—	(16,800)
Net income attributable to NGHC common stockholders	$250,533	$—	$—	$250,533	$152,834	$—	$—	$152,834

	Six Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	60.1%	64.4%	—%	60.4%	67.8%	83.8%	—%	68.5%
Net operating expense ratio (non-GAAP)	24.6%	27.3%	—%	24.8%	22.9%	23.4%	—%	22.9%
Net combined ratio (non-GAAP)	84.7%	91.7%	—%	85.2%	90.7%	107.2%	—%	91.4%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	60.1%	64.4%	—%	60.4%	67.8%	83.8%	—%	68.5%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	27.3%	—%	24.2%	22.2%	23.4%	—%	22.2%
Net combined ratio before amortization and impairment (non-GAAP)	84.2%	91.7%	—%	84.6%	90.0%	107.2%	—%	90.7%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$2,198,849	$134,439	$(29,687)	$2,303,601	$2,192,898	$143,133	$(40,858)	$2,295,173
Less: Loss and loss adjustment expense	1,220,070	72,374	—	1,292,444	1,290,030	77,314	—	1,367,344
Less: Interest expense	23,559	3,047	(3,047)	23,559	25,924	5,950	(5,950)	25,924
Less: Ceding commission income	72,121	24,824	—	96,945	94,346	35,380	—	129,726
Less: Service and fee income	383,180	3,493	(26,640)	360,033	346,437	2,886	(34,908)	314,415
Net operating expense	$499,919	$30,701	$—	$530,620	$436,161	$21,603	$—	$457,764
Net earned premium	$2,028,390	$112,383	$—	$2,140,773	$1,902,520	$92,288	$—	$1,994,808
Net operating expense ratio (non-GAAP)	24.6%	27.3%	—%	24.8%	22.9%	23.4%	—%	22.9%

Net operating expense	$499,919	$30,701	$—	$530,620	$436,161	$21,603	$—	$457,764
Less: Non-cash amortization of intangible assets	11,845	60	—	11,905	14,305	23	—	14,328
Net operating expense before amortization and impairment	$488,074	$30,641	$—	$518,715	$421,856	$21,580	$—	$443,436
Net earned premium	$2,028,390	$112,383	$—	$2,140,773	$1,902,520	$92,288	$—	$1,994,808
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	27.3%	—%	24.2%	22.2%	23.4%	—%	22.2%

In 2017, we entered into auto and homeowners quota share agreements (collectively, the “Quota Shares”). Effective January 1, 2020, we cede 5.0% of net liability under new and renewal auto policies written, compared to 7.0% and 10.0% of net liability ceded effective January 1, 2019, and July 1, 2019, respectively. Under our homeowners’ quota share agreement we continue to cede 40.0% of net liability under homeowners policies.

In August 2019, we completed the acquisition of National Farmers Union Property and Casualty Company (“Farmers Union Insurance”). In December 2019, we sold our Euro Accident Health and Care Insurance Sweden operation (“Euroaccident”).

On April 23, 2020, we announced a 15.0% credit on April premiums for personal auto insurance customers with a policy in force as of April 30, 2020, which was automatically credited to their policy.

As a result of these transactions, comparisons between the results for the three and six months ended June 30, 2020, and 2019, will be less meaningful. The Quota Shares, Farmers Union Insurance and the credit relief impacted our P&C segment. The sale of Euroaccident impacted our A&H segment.

Consolidated Results of Operations for the Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $27.7 million, or 2.1%, from $1,313.9 million for the three months ended June 30, 2019, to $1,341.6 million for the three months ended June 30, 2020. The P&C segment increased by $9.7 million, as a result of the acquisition of Farmers Union Insurance ($47.7 million), offset by a decrease in the Reciprocal Exchanges ($22.7 million). The P&C segment was also impacted by the refund of premiums related to COVID-19. The A&H segment increased by $18.0 million, due to an increase in the small group self-funded and individual products ($31.8 million), partially offset by the sale of Euroaccident in 2019 ($13.8 million).

Net premium written. Net premium written increased by $19.5 million, or 2.0%, from $995.4 million for the three months ended June 30, 2019, to $1,014.9 million for the three months ended June 30, 2020. Net premium written for the P&C segment increased by $4.0 million for the three months ended June 30, 2020, compared to the same period in 2019. Net premium written for the A&H segment increased by $15.5 million for the three months ended June 30, 2020, compared to the same period in 2019, due to an increase in the small group self-funded and individual products ($27.6 million), partially offset by the sale of Euroaccident in 2019 ($12.1 million).

Net earned premium. Net earned premium increased by $34.9 million, or 3.4%, from $1,030.7 million for the three months ended June 30, 2019, to $1,065.6 million for the three months ended June 30, 2020. The change by segment was: P&C increased by $32.2 million and A&H increased by $2.7 million. The increase in the P&C segment was attributable to higher written premium volume in the prior periods that were earned in this period, a decrease in ceded premium to the Quota Shares ($13.6 million) and an increase in the Reciprocal Exchanges ($8.2 million). The increase in the A&H segment was attributable to an increase in the small group self-funded and individual products ($26.9 million), offset by the sale of Euroaccident in 2019 ($24.2 million).

Ceding commission income. Ceding commission income decreased by $13.6 million, or 22.5%, from $60.2 million for the three months ended June 30, 2019, to $46.6 million for the three months ended June 30, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares and in the Reciprocal Exchanges.

Service and fee income. Service and fee income increased by $31.7 million, or 21.3%, from $148.9 million for the three months ended June 30, 2019, to $180.6 million for the three months ended June 30, 2020, primarily due to an increase of $27.1 million in the A&H segment related to growth in the group administration fees and third party technology fees.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Commission revenue	$42,270	$35,623	$6,647	18.7%
Group health administrative fees	30,536	24,548	5,988	24.4%
Finance and processing fees	30,391	33,031	(2,640)	(8.0)%
Installment fees	26,405	25,148	1,257	5.0%
Late payment fees	7,761	8,607	(846)	(9.8)%
Other service and fee income	43,229	21,951	21,278	96.9%
Total	$180,592	$148,908	$31,684	21.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $115.1 million, from $715.5 million for the three months ended June 30, 2019, to $600.4 million for the three months ended June 30, 2020, reflecting lower claims frequency ($129.8 million) and the sale of Euroaccident in 2019 ($12.9 million), offset by the acquisition of Farmers Union Insurance ($29.7 million). The changes by segment were: P&C decreased by $95.4 million and A&H decreased by $19.7 million.

Loss and LAE for the three months ended June 30, 2020, included $3.1 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $8.3 million of unfavorable loss development in the P&C segment, driven by small business auto, and $11.4 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical. Loss and LAE for the three months ended June 30, 2019, included $1.6 million of unfavorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $9.7 million of unfavorable loss development in the P&C segment, primarily driven by auto liability, and $8.1 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical.

Our consolidated net loss ratio decreased from 69.4% for the three months ended June 30, 2019, to 56.3% for the three months ended June 30, 2020, primarily reflecting the above items.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $35.3 million, or 18.2%, from $194.1 million for the three months ended June 30, 2019, to $229.4 million for the three months ended June 30, 2020, due to an increase of $16.4 million in the P&C segment, primarily due to the acquisition of Farmers Union Insurance; and an increase of $18.9 million in the A&H segment, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses increased by $14.6 million, from $247.8 million for the three months ended June 30, 2019, to $262.4 million for the three months ended June 30, 2020, due to an increase of $17.9 million in the P&C segment, primarily due to organic growth and the acquisition of Farmers Union Insurance; and a decrease of $3.3 million in the A&H segment.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $31.8 million, from $232.8 million for the three months ended June 30, 2019, to $264.6 million for the three months ended June 30, 2020, due to an increase of $39.8 million from the P&C segment, offset by a decrease of $8.1 million from the A&H segment.

The consolidated net operating expense ratio increased from 22.6% for the three months ended June 30, 2019, to 24.8% for the three months ended June 30, 2020. Excluding the Reciprocal Exchanges, the net operating expense ratio was 24.6% and 22.5% for the three months ended June 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net operating expense ratio was 28.3% and 24.5% for the three months ended June 30, 2020, and 2019, respectively.

Consolidated Results of Operations for the Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019, (Unaudited)

Gross premium written. Gross premium written decreased by $5.5 million, from $2,823.7 million for the six months ended June 30, 2019, to $2,818.2 million for the six months ended June 30, 2020.The P&C segment increased by $48.0 million, as a result of the acquisition of Farmers Union Insurance ($96.6 million), offset by a decrease in the Reciprocal Exchanges ($36.4 million). The P&C segment was also impacted by the refund of premiums related to COVID-19. The A&H segment decreased by $53.5 million, due to the sale of Euroaccident in 2019 ($123.3 million), offset by an increase in the small group self-funded and individual products ($69.7 million).

Net premium written. Net premium written increased by $64.4 million, or 3.0%, from $2,160.1 million for the six months ended June 30, 2019, to $2,224.5 million for the six months ended June 30, 2020. Net premium written for the P&C segment increased by $80.9 million for the six months ended June 30, 2020, compared to the same period in 2019, due to the increase in gross premium written and a reduction in ceded premium to the Auto Quota Share. Net premium written for the A&H segment decreased by $16.5 million for the six months ended June 30, 2020, compared to the same period in 2019, due to the sale of Euroaccident in 2019 ($74.2 million), offset by an increase in the small group self-funded and individual products ($57.7 million).

Net earned premium. Net earned premium increased by $146.0 million, or 7.3%, from $1,994.8 million for the six months ended June 30, 2019, to $2,140.8 million for the six months ended June 30, 2020. The change by segment was: P&C increased by $140.1 million and A&H increased by $5.9 million. The increase in the P&C segment was attributable to the increase in net premium written, a decrease in ceded earned premium to the Quota Shares ($32.4 million) and an increase in the Reciprocal Exchanges ($20.1 million). The increase in the A&H segment was attributable to an increase in the small group self-funded and individual products ($55.4 million), offset by the sale of Euroaccident in 2019 ($49.6 million).

Ceding commission income. Ceding commission income decreased by $32.8 million, or 25.3%, from $129.7 million for the six months ended June 30, 2019, to $96.9 million for the six months ended June 30, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares and in the Reciprocal Exchanges.

Service and fee income. Service and fee income increased by $45.6 million, or 14.5%, from $314.4 million for the six months ended June 30, 2019, to $360.0 million for the six months ended June 30, 2020, primarily due to an increase of $46.6 million in the A&H segment related to growth in the group administration fees and third party technology fees.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Commission revenue	$90,653	$87,604	$3,049	3.5%
Finance and processing fees	68,651	67,491	1,160	1.7%
Group health administrative fees	60,511	48,053	12,458	25.9%
Installment fees	51,493	49,318	2,175	4.4%
Late payment fees	15,606	16,987	(1,381)	(8.1)%
Other service and fee income	73,119	44,962	28,157	62.6%
Total	$360,033	$314,415	$45,618	14.5%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $74.9 million, from $1,367.3 million for the six months ended June 30, 2019, to $1,292.4 million for the six months ended June 30, 2020, reflecting lower claims frequency ($118.1 million) and the sale of Euroaccident in 2019 ($30.0 million), offset by the acquisition of Farmers Union Insurance ($48.6 million) and a decrease in losses ceded to Quota Shares ($22.3 million). The changes by segment were: P&C decreased by $52.1 million and A&H decreased by $22.8 million.

Loss and LAE for the six months ended June 30, 2020, included $2.5 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $13.7 million of unfavorable loss development in the P&C segment, driven by small business auto, and $16.2 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical. Loss and LAE for the six months ended June 30, 2019, included $12.7 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $6.3 million of unfavorable loss development in the P&C segment, driven by auto liability, and $19.0 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical.

The consolidated net loss ratio decreased from 68.5% for the six months ended June 30, 2019, to 60.4% for the six months ended June 30, 2020, primarily reflecting the above items.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $51.6 million, or 12.7%, from $406.0 million for the six months ended June 30, 2019, to $457.6 million for the six months ended June 30, 2020, due to an increase of $22.1 million in the P&C segment, primarily due to the acquisition of Farmers Union Insurance; and an increase of $29.5 million in the A&H segment, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses increased by $34.1 million, from $495.9 million for the six months ended June 30, 2019, to $530.0 million for the six months ended June 30, 2020, due to an increase of $36.3 million in the P&C segment, primarily due to organic growth and the acquisition of Farmers Union Insurance; and a decrease of $2.2 million in the A&H segment.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $72.9 million, from $457.8 million for the six months ended June 30, 2019, to $530.6 million for the six months ended June 30, 2020, due to an increase of $86.7 million from the P&C segment, offset by a decrease of $13.8 million from the A&H segment.

The consolidated net operating expense ratio increased from 22.9% for the six months ended June 30, 2019, to 24.8% for the six months ended June 30, 2020. Excluding the Reciprocal Exchanges, the net operating expense ratio was 24.6% and 22.9% for the six months ended June 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net operating expense ratio was 27.3% and 23.4% for the six months ended June 30, 2020, and 2019, respectively.

P&C Segment - Results of Operations for the Three Months Ended June 30, 2020, and 2019, (Unaudited)

	Three Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,053,508	$98,436	$—	$1,151,944	$1,021,090	$121,146	$—	$1,142,236
Ceded premiums	(264,080)	(41,168)	—	(305,248)	(234,619)	(64,926)	—	(299,545)
Net premium written	$789,428	$57,268	$—	$846,696	$786,471	$56,220	$—	$842,691
Change in unearned premium	52,557	(2,483)	—	50,074	31,501	(9,590)	—	21,911
Net earned premium	$841,985	$54,785	$—	$896,770	$817,972	$46,630	$—	$864,602
Ceding commission income	35,059	11,110	—	46,169	39,418	16,846	—	56,264
Service and fee income	111,955	2,336	(13,767)	100,524	113,112	1,516	(18,657)	95,971
Total underwriting revenues	$988,999	$68,231	$(13,767)	$1,043,463	$970,502	$64,992	$(18,657)	$1,016,837
Underwriting expenses:
Loss and loss adjustment expense	503,784	30,007	—	533,791	593,922	35,289	—	629,211
Acquisition costs and other underwriting expenses	152,384	10,100	—	162,484	137,950	8,175	—	146,125
General and administrative expenses	199,327	18,858	(13,767)	204,418	183,535	21,597	(18,657)	186,475
Total underwriting expenses	$855,495	$58,965	$(13,767)	$900,693	$915,407	$65,061	$(18,657)	$961,811
Underwriting income (loss)	$133,504	$9,266	$—	$142,770	$55,095	$(69)	$—	$55,026

	Three Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	59.8%	54.8%	—%	59.5%	72.6%	75.7%	—%	72.8%
Net operating expense ratio (non-GAAP)	24.3%	28.3%	—%	24.6%	20.7%	24.5%	—%	20.9%
Net combined ratio (non-GAAP)	84.1%	83.1%	—%	84.1%	93.3%	100.2%	—%	93.7%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	59.8%	54.8%	—%	59.5%	72.6%	75.7%	—%	72.8%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.8%	28.3%	—%	24.1%	20.0%	24.4%	—%	20.2%
Net combined ratio before amortization and impairment (non-GAAP)	83.6%	83.1%	—%	83.6%	92.6%	100.1%	—%	93.0%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$855,495	$58,965	$(13,767)	$900,693	$915,407	$65,061	$(18,657)	$961,811
Less: Loss and loss adjustment expense	503,784	30,007	—	533,791	593,922	35,289	—	629,211
Less: Ceding commission income	35,059	11,110	—	46,169	39,418	16,846	—	56,264
Less: Service and fee income	111,955	2,336	(13,767)	100,524	113,112	1,516	(18,657)	95,971
Net operating expense	$204,697	$15,512	$—	$220,209	$168,955	$11,410	$—	$180,365
Net earned premium	$841,985	$54,785	$—	$896,770	$817,972	$46,630	$—	$864,602
Net operating expense ratio (non-GAAP)	24.3%	28.3%	—%	24.6%	20.7%	24.5%	—%	20.9%

Net operating expense	$204,697	$15,512	$—	$220,209	$168,955	$11,410	$—	$180,365
Less: Non-cash amortization of intangible assets	4,041	30	—	4,071	5,412	12	—	5,424
Net operating expense before amortization and impairment	$200,656	$15,482	$—	$216,138	$163,543	$11,398	$—	$174,941
Net earned premium	$841,985	$54,785	$—	$896,770	$817,972	$46,630	$—	$864,602
Net operating expense ratio before amortization and impairment (non-GAAP)	23.8%	28.3%	—%	24.1%	20.0%	24.4%	—%	20.2%

P&C Segment - Results of Operations for the Six Months Ended June 30, 2020, and 2019, (Unaudited)

	Six Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$2,251,184	$190,289	$—	$2,441,473	$2,166,755	$226,715	$—	$2,393,470
Ceded premiums	(475,664)	(77,726)	—	(553,390)	(464,756)	(121,540)	—	(586,296)
Net premium written	$1,775,520	$112,563	$—	$1,888,083	$1,701,999	$105,175	$—	$1,807,174
Change in unearned premium	(80,633)	(180)	—	(80,813)	(127,108)	(12,887)	—	(139,995)
Net earned premium	$1,694,887	$112,383	$—	$1,807,270	$1,574,891	$92,288	$—	$1,667,179
Ceding commission income	71,090	24,824	—	95,914	87,827	35,380	—	123,207
Service and fee income	222,588	3,493	(26,640)	199,441	232,488	2,886	(34,908)	200,466
Total underwriting revenues	$1,988,565	$140,700	$(26,640)	$2,102,625	$1,895,206	$130,554	$(34,908)	$1,990,852
Underwriting expenses:
Loss and loss adjustment expense	1,071,814	72,374	—	1,144,188	1,118,957	77,314	—	1,196,271
Acquisition costs and other underwriting expenses	301,658	20,597	—	322,255	283,435	16,760	—	300,195
General and administrative expenses	400,454	38,421	(26,640)	412,235	367,730	43,109	(34,908)	375,931
Total underwriting expenses	$1,773,926	$131,392	$(26,640)	$1,878,678	$1,770,122	$137,183	$(34,908)	$1,872,397
Underwriting income (loss)	$214,639	$9,308	$—	$223,947	$125,084	$(6,629)	$—	$118,455

	Six Months Ended June 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	63.2%	64.4%	—%	63.3%	71.0%	83.8%	—%	71.8%
Net operating expense ratio (non-GAAP)	24.1%	27.3%	—%	24.3%	21.0%	23.4%	—%	21.1%
Net combined ratio (non-GAAP)	87.3%	91.7%	—%	87.6%	92.0%	107.2%	—%	92.9%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	63.2%	64.4%	—%	63.3%	71.0%	83.8%	—%	71.8%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.6%	27.3%	—%	23.8%	20.3%	23.4%	—%	20.5%
Net combined ratio before amortization and impairment (non-GAAP)	86.8%	91.7%	—%	87.1%	91.3%	107.2%	—%	92.3%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$1,773,926	$131,392	$(26,640)	$1,878,678	$1,770,122	$137,183	$(34,908)	$1,872,397
Less: Loss and loss adjustment expense	1,071,814	72,374	—	1,144,188	1,118,957	77,314	—	1,196,271
Less: Ceding commission income	71,090	24,824	—	95,914	87,827	35,380	—	123,207
Less: Service and fee income	222,588	3,493	(26,640)	199,441	232,488	2,886	(34,908)	200,466
Net operating expense	$408,434	$30,701	$—	$439,135	$330,850	$21,603	$—	$352,453
Net earned premium	$1,694,887	$112,383	$—	$1,807,270	$1,574,891	$92,288	$—	$1,667,179
Net operating expense ratio (non-GAAP)	24.1%	27.3%	—%	24.3%	21.0%	23.4%	—%	21.1%

Net operating expense	$408,434	$30,701	$—	$439,135	$330,850	$21,603	$—	$352,453
Less: Non-cash amortization of intangible assets	9,228	60	—	9,288	10,897	23	—	10,920
Net operating expense before amortization and impairment	$399,206	$30,641	$—	$429,847	$319,953	$21,580	$—	$341,533
Net earned premium	$1,694,887	$112,383	$—	$1,807,270	$1,574,891	$92,288	$—	$1,667,179
Net operating expense ratio before amortization and impairment (non-GAAP)	23.6%	27.3%	—%	23.8%	20.3%	23.4%	—%	20.5%
P&C Segment Results of Operations for the Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $9.7 million, from $1,142.2 million for the three months ended June 30, 2019, to $1,151.9 million for the three months ended June 30, 2020, as a result of the acquisition of Farmers Union Insurance ($47.7 million), offset by a decrease in the Reciprocal Exchanges ($22.7 million). The P&C segment was also impacted by the refund of premiums related to COVID-19.

Net premium written. Net premium written increased by $4.0 million, from $842.7 million for the three months ended June 30, 2019 to $846.7 million for the three months ended June 30, 2020.

Net earned premium. Net earned premium increased by $32.2 million, or 3.7%, from $864.6 million for the three months ended June 30, 2019, to $896.8 million for the three months ended June 30, 2020, attributable to higher written premium volume in the prior periods that were earned in this period, a decrease in ceded premium to the Quota Shares ($13.6 million) and an increase in the Reciprocal Exchanges ($8.2 million).

Ceding commission income. Ceding commission income decreased by $10.1 million, or 17.9%, from $56.3 million for the three months ended June 30, 2019, to $46.2 million for the three months ended June 30, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares and in the Reciprocal Exchanges.

Service and fee income. Service and fee income increased by $4.6 million, from $96.0 million for the three months ended June 30, 2019, to $100.5 million for the three months ended June 30, 2020.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$28,186	$32,145	$(3,959)	(12.3)%
Installment fees	26,405	25,148	1,257	5.0%
Commission revenue	17,916	19,650	(1,734)	(8.8)%
Late payment fees	7,748	8,517	(769)	(9.0)%
Other service and fee income	20,269	10,511	9,758	92.8%
Total	$100,524	$95,971	$4,553	4.7%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $95.4 million, from $629.2 million for the three months ended June 30, 2019, to $533.8 million for the three months ended June 30, 2020, reflecting lower claims frequency ($129.8 million), offset by the acquisition of Farmers Union Insurance ($29.7 million).

The P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 72.8% for the three months ended June 30, 2019, to 59.5% for the three months ended June 30, 2020. Excluding the Reciprocal Exchanges, the net loss ratio was 59.8% and 72.6% for the three months ended June 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net loss ratio was 54.8% and 75.7% for the three months ended June 30, 2020, and 2019, respectively. Net loss ratio decreased reflecting lower claims frequency.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $16.4 million, or 11.2%, from $146.1 million for the three months ended June 30, 2019, to $162.5 million for the three months ended June 30, 2020, primarily due to the acquisition of Farmers Union Insurance.

General and administrative expenses. General and administrative expenses increased by $17.9 million, from $186.5 million for the three months ended June 30, 2019, to $204.4 million for the three months ended June 30, 2020, primarily due to organic growth and the acquisition of Farmers Union Insurance.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $39.8 million, from $180.4 million for the three months ended June 30, 2019, to $220.2 million for the three months ended June 30, 2020. The P&C segment net operating expense ratio increased from 20.9% for the three months ended June 30, 2019, to 24.6% for the three months ended June 30, 2020. The increases in net operating expense and net operating expense ratio were primarily due to organic growth, the acquisition of Farmers Union Insurance, and to a lesser extent a decrease in ceding commission income from the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $87.7 million, from $55.0 million for the three months ended June 30, 2019, to $142.8 million for the three months ended June 30, 2020. The P&C segment net combined ratio decreased from 93.7% for the three months ended June 30, 2019, to 84.1% for the three months ended June 30, 2020. The increase in underwriting income and the decrease in the net combined ratio were primarily due to lower claims, including the recent decline in miles driven due to the Covid-19 pandemic, offset by higher expenses due to organic growth and the acquisition of Farmers Union Insurance, and to a lesser extent a decrease in ceding commission income from the Quota Shares.

P&C Segment Results of Operations for the Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $48.0 million, or 2.0%, from $2,393.5 million for the six months ended June 30, 2019, to $2,441.5 million for the six months ended June 30, 2020, as a result of the acquisition of Farmers Union Insurance ($96.6 million), offset by a decrease in the Reciprocal Exchanges ($36.4 million). The P&C segment was also impacted by the refund of premiums related to COVID-19.

Net premium written. Net premium written increased by $80.9 million, or 4.5%, from $1,807.2 million for the six months ended June 30, 2019, to $1,888.1 million for the six months ended June 30, 2020, due to the increase in gross premium written and a reduction in ceded premium to the Auto Quota Share.

Net earned premium. Net earned premium increased by $140.1 million, or 8.4%, from $1,667.2 million for the six months ended June 30, 2019, to $1,807.3 million for the six months ended June 30, 2020, attributable to the increase in net premium written, a decrease in ceded earned premium to the Quota Shares ($32.4 million) and an increase in the Reciprocal Exchanges ($20.1 million).

Ceding commission income. Ceding commission income decreased by $27.3 million, or 22.2%, from $123.2 million for the six months ended June 30, 2019, to $95.9 million for the six months ended June 30, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares and in the Reciprocal Exchanges.

Service and fee income. Service and fee income decreased by $1.0 million, from $200.5 million for the six months ended June 30, 2019, to $199.4 million for the six months ended June 30, 2020.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$63,975	$64,581	$(606)	(0.9)%
Installment fees	51,493	49,318	2,175	4.4%
Commission revenue	36,667	46,860	(10,193)	(21.8)%
Late payment fees	15,581	16,810	(1,229)	(7.3)%
Other service and fee income	31,725	22,897	8,828	38.6%
Total	$199,441	$200,466	$(1,025)	(0.5)%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $52.1 million, from $1,196.3 million for the six months ended June 30, 2019, to $1,144.2 million for the six months ended June 30, 2020, reflecting lower claims frequency ($118.1 million), offset by the acquisition of Farmers Union Insurance ($48.6 million) and a decrease in losses ceded to Quota Shares ($22.3 million).

The P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 71.8% for the six months ended June 30, 2019, to 63.3% for the six months ended June 30, 2020. Excluding the Reciprocal Exchanges, the net loss ratio was 63.2% and 71.0% for the six months ended June 30, 2020, and 2019, respectively.

The Reciprocal Exchanges’ net loss ratio was 64.4% and 83.8% for the six months ended June 30, 2020, and 2019, respectively. Net loss ratio decreased reflecting lower claims frequency.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $22.1 million, or 7.3%, from $300.2 million for the six months ended June 30, 2019, to $322.3 million for the six months ended June 30, 2020, primarily due to the acquisition of Farmers Union Insurance.

General and administrative expenses. General and administrative expenses increased by $36.3 million, from $375.9 million for the six months ended June 30, 2019, to $412.2 million for the six months ended June 30, 2020, primarily due to organic growth and the acquisition of Farmers Union Insurance.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $86.7 million, from $352.5 million for the six months ended June 30, 2019, to $439.1 million for the six months ended June 30, 2020. The P&C segment net operating expense ratio increased from 21.1% for the six months ended June 30, 2019, to 24.3% for the six months ended June 30, 2020. The increases in net operating expense and net operating expense ratio were primarily due to organic growth, the acquisition of Farmers Union Insurance, and a decrease in ceding commission income from the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $105.5 million, from $118.5 million for the six months ended June 30, 2019, to $223.9 million for the six months ended June 30, 2020. The P&C segment net combined ratio decreased from 92.9% for the six months ended June 30, 2019, to 87.6% for the six months ended June 30, 2020. The increase in underwriting income and the decrease in the net combined ratio were primarily due to lower claims, including the recent decline in miles driven due to the Covid-19 pandemic, offset by higher expenses due to organic growth and the acquisition of Farmers Union Insurance, and a decrease in ceding commission income from the Quota Shares.

A&H Segment - Results of Operations for the Three and Six Months Ended June 30, 2020, and 2019, (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$189,657	$171,672	$376,682	$430,216
Ceded premiums	(21,445)	(18,965)	(40,254)	(77,328)
Net premium written	$168,212	$152,707	$336,428	$352,888
Change in unearned premium	585	13,342	(2,925)	(25,259)
Net earned premium	$168,797	$166,049	$333,503	$327,629
Ceding commission income	471	3,928	1,031	6,519
Service and fee income	80,068	52,937	160,592	113,949
Total underwriting revenues	$249,336	$222,914	$495,126	$448,097
Underwriting expenses:
Loss and loss adjustment expense	66,655	86,324	148,256	171,073
Acquisition costs and other underwriting expenses	66,894	48,001	135,365	105,849
General and administrative expenses	57,991	61,292	117,743	119,930
Total underwriting expenses	$191,540	$195,617	$401,364	$396,852
Underwriting income	$57,796	$27,297	$93,762	$51,245

Underwriting ratios:
Net loss ratio	39.5%	52.0%	44.5%	52.2%
Net operating expense ratio (non-GAAP)	26.3%	31.6%	27.4%	32.1%
Net combined ratio (non-GAAP)	65.8%	83.6%	71.9%	84.3%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	39.5%	52.0%	44.5%	52.2%
Net operating expense ratio before amortization and impairment (non-GAAP)	25.5%	30.6%	26.6%	31.1%
Net combined ratio before amortization and impairment (non-GAAP)	65.0%	82.6%	71.1%	83.3%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$191,540	$195,617	$401,364	$396,852
Less: Loss and loss adjustment expense	66,655	86,324	148,256	171,073
Less: Ceding commission income	471	3,928	1,031	6,519
Less: Service and fee income	80,068	52,937	160,592	113,949
Net operating expense	$44,346	$52,428	$91,485	$105,311
Net earned premium	$168,797	$166,049	$333,503	$327,629
Net operating expense ratio (non-GAAP)	26.3%	31.6%	27.4%	32.1%

Net operating expense	$44,346	$52,428	$91,485	$105,311
Less: Non-cash amortization of intangible assets	1,302	1,677	2,617	3,408
Net operating expense before amortization and impairment	$43,044	$50,751	$88,868	$101,903
Net earned premium	$168,797	$166,049	$333,503	$327,629
Net operating expense ratio before amortization and impairment (non-GAAP)	25.5%	30.6%	26.6%	31.1%

A&H Segment Results of Operations for the Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $18.0 million, or 10.5%, from $171.7 million for the three months ended June 30, 2019, to $189.7 million for the three months ended June 30, 2020, due to an increase in the small group self-funded and individual products ($31.8 million), partially offset by the sale of Euroaccident in 2019 ($13.8 million).

Net premium written. Net premium written increased by $15.5 million, or 10.2%, from $152.7 million for the three months ended June 30, 2019, to $168.2 million for the three months ended June 30, 2020, due to an increase in the small group self-funded and individual products ($27.6 million), partially offset by the sale of Euroaccident in 2019 ($12.1 million).

Net earned premium. Net earned premium increased by $2.7 million, or 1.7%, from $166.0 million for the three months ended June 30, 2019, to $168.8 million for the three months ended June 30, 2020, attributable to an increase in the small group self-funded and individual products ($26.9 million), offset by the sale of Euroaccident in 2019 ($24.2 million).

Service and fee income. Service and fee income increased by $27.1 million, or 51.3%, from $52.9 million for the three months ended June 30, 2019, to $80.1 million for the three months ended June 30, 2020, related to growth in the group administration fees and third party technology fees.

The components of service and fee income are as follows:

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Group health administrative fees	$30,536	$24,548	$5,988	24.4%
Commission revenue	24,354	15,973	8,381	52.5%
Finance and processing fees	2,205	886	1,319	148.9%
Other service and fee income	22,973	11,530	11,443	99.2%
Total	$80,068	$52,937	$27,131	51.3%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $19.7 million, from $86.3 million for the three months ended June 30, 2019, to $66.7 million for the three months ended June 30, 2020, primarily due to the sale of Euroaccident in 2019 ($12.9 million). The A&H net loss ratio decreased from 52.0% for the three months ended June 30, 2019, to 39.5% for the three months ended June 30, 2020. The net loss ratio decrease was due to improved performance in the small group self-funded and individual products and the sale of Euroaccident in 2019.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $18.9 million, or 39.4%, from $48.0 million for the three months ended June 30, 2019, to $66.9 million for the three months ended June 30, 2020, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses decreased by $3.3 million, or 5.4%, from $61.3 million for the three months ended June 30, 2019, to $58.0 million for the three months ended June 30, 2020, primarily due to organic growth completely offset by the sale of Euroaccident in 2019.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense decreased by $8.1 million, from $52.4 million for the three months ended June 30, 2019, to $44.3 million for the three months ended June 30, 2020. The A&H net operating expense ratio decreased from 31.6% for the three months ended June 30, 2019, to 26.3% for the three months ended June 30, 2020. The decreases in net operating expense and net operating ratio were primarily due to increased net earned premium in 2020 and the sale of Euroaccident in 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $30.5 million, from $27.3 million for the three months ended June 30, 2019, to $57.8 million for the three months ended June 30, 2020. The A&H net combined ratio decreased from 83.6% for the three months ended June 30, 2019, to 65.8% for the three months ended June 30, 2020. The increase in underwriting income and decrease in the net combined ratio were primarily due to increased net earned premium and lower loss experience in the small group self-funded and individual products in 2020, and the sale of Euroaccident in 2019.

A&H Segment Results of Operations for the Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019, (Unaudited)

Gross premium written. Gross premium written decreased by $53.5 million, or 12.4%, from $430.2 million for the six months ended June 30, 2019, to $376.7 million for the six months ended June 30, 2020, due to the sale of Euroaccident in 2019 ($123.3 million), offset by an increase in the small group self-funded and individual products ($69.7 million).

Net premium written. Net premium written decreased by $16.5 million, or 4.7%, from $352.9 million for the six months ended June 30, 2019, to $336.4 million for the six months ended June 30, 2020, due to the sale of Euroaccident in 2019 ($74.2 million), offset by an increase in the small group self-funded and individual products ($57.7 million).

Net earned premium. Net earned premium increased by $5.9 million, or 1.8%, from $327.6 million for the six months ended June 30, 2019, to $333.5 million for the six months ended June 30, 2020, attributable to an increase in the small group self-funded and individual products ($55.4 million), offset by the sale of Euroaccident in 2019 ($49.6 million).

Service and fee income. Service and fee income increased by $46.6 million, or 40.9%, from $113.9 million for the six months ended June 30, 2019, to $160.6 million for the six months ended June 30, 2020, due to growth in the group administration fees and third party technology fees.

The components of service and fee income are as follows:

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Group health administrative fees	$60,511	$48,053	$12,458	25.9%
Commission revenue	53,986	40,744	13,242	32.5%
Finance and processing fees	4,676	2,910	1,766	60.7%
Other service and fee income	41,419	22,242	19,177	86.2%
Total	$160,592	$113,949	$46,643	40.9%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $22.8 million, from $171.1 million for the six months ended June 30, 2019, to $148.3 million for the six months ended June 30, 2020, primarily due to the sale of Euroaccident in 2019 ($30.0 million). The A&H net loss ratio decreased from 52.2% for the six months ended June 30, 2019, to 44.5% for the six months ended June 30, 2020. The net loss ratio decrease was due to improved performance in the small group self-funded and individual products and the sale of Euroaccident in 2019.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $29.5 million, or 27.9%, from $105.8 million for the six months ended June 30, 2019, to $135.4 million for the six months ended June 30, 2020, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses decreased by $2.2 million, or 1.8%, from $119.9 million for the six months ended June 30, 2019, to $117.7 million for the six months ended June 30, 2020, primarily due to organic growth completely offset by the sale of Euroaccident in 2019.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense decreased by $13.8 million, from $105.3 million for the six months ended June 30, 2019, to $91.5 million for the six months ended June 30, 2020. The A&H net operating expense ratio decreased from 32.1% for the six months ended June 30, 2019, to 27.4% for the six months ended June 30, 2020. The decreases in net operating expense and net operating expense ratio were primarily due to increased net earned premium in 2020 and the sale of Euroaccident in 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $42.5 million, from $51.2 million for the six months ended June 30, 2019, to $93.8 million for the six months ended June 30, 2020. The A&H net combined ratio decreased from 84.3% for the six months ended June 30, 2019, to 71.9% for the six months ended June 30, 2020. The increase in underwriting income and decrease in the net combined ratio were primarily due to increased net earned premium and lower loss experience in the small group self-funded and individual products in 2020, and the sale of Euroaccident in 2019.

Balance Sheets

	June 30, 2020
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,260,758	$320,773	$—	$4,581,531
Short-term investments	197,154	19,330	—	216,484
Other investments	395,268	—	(107,533)	287,735
Total investments	4,853,180	340,103	(107,533)	5,085,750
Cash and cash equivalents	297,278	4	—	297,282
Restricted cash and cash equivalents	37,493	233	—	37,726
Accrued investment income	65,356	1,939	(37,796)	29,499
Premiums and other receivables, net	1,438,085	49,649	—	1,487,734
Deferred acquisition costs	252,834	23,097	—	275,931
Reinsurance recoverable, net	1,179,315	113,321	—	1,292,636
Prepaid reinsurance premiums	435,398	82,684	—	518,082
Property and equipment, net	388,871	18	—	388,889
Intangible assets, net	347,686	3,135	—	350,821
Goodwill	179,328	—	—	179,328
Prepaid and other assets	69,855	4,310	—	74,165
Total assets	$9,544,679	$618,493	$(145,329)	$10,017,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,626,314	$200,270	$—	$2,826,584
Unearned premiums and other revenue	2,102,044	226,403	—	2,328,447
Reinsurance payable	437,989	23,907	—	461,896
Accounts payable and accrued expenses	320,176	45,549	(37,796)	327,929
Debt	682,266	107,533	(107,533)	682,266
Other liabilities	380,766	30,279	—	411,045
Total liabilities	$6,549,555	$633,941	$(145,329)	$7,038,167
Stockholders’ equity:
Preferred stock	$450,000	$—	$—	$450,000
Common stock	1,139	—	—	1,139
Treasury stock, at cost	(8,482)	—	—	(8,482)
Additional paid-in capital	1,069,152	—	—	1,069,152
Accumulated other comprehensive income	186,864	—	—	186,864
Retained earnings	1,296,451	—	—	1,296,451
Total National General Holdings Corp. stockholders’ equity	2,995,124	—	—	2,995,124
Noncontrolling interest	—	(15,448)	—	(15,448)
Total stockholders’ equity	$2,995,124	$(15,448)	$—	$2,979,676
Total liabilities and stockholders’ equity	$9,544,679	$618,493	$(145,329)	$10,017,843

	December 31, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,152,109	$324,249	$—	$4,476,358
Short-term investments	62,108	5,245	—	67,353
Other investments	418,743	—	(107,456)	311,287
Total investments	4,632,960	329,494	(107,456)	4,854,998
Cash and cash equivalents	134,983	959	—	135,942
Restricted cash and cash equivalents	28,497	24	—	28,521
Accrued investment income	63,752	2,001	(34,826)	30,927
Premiums and other receivables, net	1,373,089	55,859	—	1,428,948
Deferred acquisition costs	240,216	23,307	—	263,523
Reinsurance recoverable, net	1,275,183	119,125	—	1,394,308
Prepaid reinsurance premiums	469,853	105,894	—	575,747
Property and equipment, net	403,586	241	—	403,827
Intangible assets, net	362,598	3,225	—	365,823
Goodwill	179,328	—	—	179,328
Prepaid and other assets	91,121	3,521	—	94,642
Total assets	$9,255,166	$643,650	$(142,282)	$9,756,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,680,628	$205,786	$—	$2,886,414
Unearned premiums and other revenue	2,059,688	252,553	—	2,312,241
Reinsurance payable	527,155	35,689	—	562,844
Accounts payable and accrued expenses	306,869	43,323	(34,826)	315,366
Debt	686,006	107,456	(107,456)	686,006
Other liabilities	345,366	30,803	—	376,169
Total liabilities	$6,605,712	$675,610	$(142,282)	$7,139,040
Stockholders’ equity:
Preferred stock	$450,000	$—	$—	$450,000
Common stock	1,134	—	—	1,134
Additional paid-in capital	1,065,634	—	—	1,065,634
Accumulated other comprehensive income	74,548	—	—	74,548
Retained earnings	1,058,138	—	—	1,058,138
Total National General Holdings Corp. Stockholders’ Equity	2,649,454	—	—	2,649,454
Noncontrolling interest	—	(31,960)	—	(31,960)
Total stockholders’ equity	$2,649,454	$(31,960)	$—	$2,617,494
Total liabilities and stockholders’ equity	$9,255,166	$643,650	$(142,282)	$9,756,534

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, debt securities and, to a lesser extent, other investments. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds, and certificates of deposit with an original maturity of 90 days or less. Our debt securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local governments, U.S. denominated corporate obligations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, commercial mortgage obligations, asset-backed securities, and structured securities consisting of collateralized loan and debt obligations.

The average yield on our investment portfolio was 2.8% and 3.2% for the six months ended June 30, 2020, and 2019, respectively, and the average duration of the portfolio was 3.3 years and 4.2 years as of June 30, 2020, and 2019, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, other investments. Except as set forth below, we expect that projected cash flows from operations, as well as the net proceeds from our debt and equity issuances, will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and debt facilities and other holding company expenses for the foreseeable future. However, if our growth attributable to potential acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition, and results of operations could be adversely affected. To support our current and future policy writings, we have raised capital using a combination of debt and equity, and entered into third-party quota share reinsurance agreements. We may raise additional capital over the next twelve months or obtain additional capital support in the form of third-party quota share reinsurance.

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $140.0 million outstanding as of June 30, 2020. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions, and general corporate purposes.

On April 29, 2020, our Board of Directors authorized and approved a share repurchase program with a 12 month term for up to $50.0 million aggregate purchase price of our outstanding common shares. During the second quarter of 2020, we purchased 459,083 common shares at a cost of $8.5 million. Our purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate, the Company is prohibited from making any further common share repurchases prior to the close of the Merger.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $449.4 million and $403.0 million as of June 30, 2020, and December 31, 2019, respectively, taking into account dividends paid in the prior twelve month periods. During the six months ended June 30, 2020, and 2019, there were no dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $1.3 billion for both the six months ended June 30, 2020, and 2019. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash, cash equivalents (including restricted cash), and total investments were $5.4 billion at June 30, 2020, and $5.0 billion at December 31, 2019. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$308,539	$295,204	$13,335	4.5%
Net cash used in investing activities	(91,807)	(245,364)	153,557	(62.6)%
Net cash used in financing activities	(46,187)	(36,959)	(9,228)	25.0%
Effect of exchange rate changes on cash and cash equivalents	—	(2,124)	2,124	(100.0)%
Net increase in cash, cash equivalents, and restricted cash	$170,545	$10,757	$159,788

Comparison of the Six Months Ended June 30, 2020, and 2019

Net cash provided by operating activities increased by $13.3 million, primarily due to higher net income during the six months ended June 30, 2020.

Net cash used in investing activities decreased by $153.6 million, primarily due to a decrease in purchases of short-term investments and a decrease in purchases of property and equipment during the six months ended June 30, 2020.

Net cash used in financing activities increased by $9.2 million, primarily due to cash used to repurchase our shares during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

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

For more information about our reinsurance agreements, refer to Note 9, “Reinsurance” of our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 8, “Reinsurance” in the notes to our condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Liquidity Risk. Liquidity risk represents our potential inability to meet all payment obligations when they become due. We maintain sufficient cash and marketable securities to fund claim payments and operations. We purchase reinsurance coverage to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount, and cost of reinsurance depend on market conditions and may vary significantly.

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

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or the recoverables are fully collateralized by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation, and letters of credit.

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had debt securities with a fair value of $4.6 billion as of June 30, 2020, that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. For example, unrealized losses on debt securities in our portfolio during the six months ended June 30, 2020, were primarily caused by the effects of the interest rate environment and the market impacts of COVID-19.

We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit, and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of June 30, 2020, to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available-for-sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of tax.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of June 30, 2020.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$4,275,210	$(306,321)	(8.1)%
100 basis point increase	4,428,691	(152,840)	(4.1)
No change	4,581,531	—	—
100 basis point decrease	4,730,935	149,404	4.0
200 basis point decrease	4,821,512	239,981	6.4

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of June 30, 2020, we had $662.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million were fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 10. “Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC (the “2019 Annual Report”).

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

Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, regulatory actions seek to retroactively mandate coverage for losses which various types of insurance policies were not designed or priced to cover or seek to require premium refunds. Regulatory restrictions or requirements also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums or fees. This may also result in an increased charge for uncollected premium and lower service and fee income. It is also possible that changes in economic conditions and steps taken by federal, state, and local governments in response to COVID-19 could require an increase in taxes at the federal, state, and local levels, which would adversely impact our results of operations.

Any of the foregoing effects, individually or in the aggregate, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could adversely impact our business, operating results and our overall financial condition, and such adverse impacts may be material. The duration of any such impacts cannot be predicted.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, results of operations and financial condition.

There can be no assurance that the proposed merger transaction pursuant to which the Company will be acquired by Allstate will be consummated. Consummation of the proposed transaction is not subject to a financing condition, but is subject to various other conditions, including the approval of the proposed transaction by the Company’s common stockholders, the receipt of certain insurance regulatory and antitrust approvals and other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement between Allstate and the Company also provides that the Merger Agreement may be terminated by the Company or Allstate under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Allstate a fee of $132.5 million. If we are required to make such payment, doing so may materially adversely affect our business, results of operations and financial condition.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Allstate or that we will wholly or partially recover for any damages incurred by us in connection with the proposed transaction. In addition, we could be subject to litigation related to any failure to complete the proposed transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. A failed transaction may result in negative publicity and a negative impression of us among our agents and customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including any adverse changes in our relationships with our agents, customers, employees and other business partners, could continue or accelerate in the event of a failed transaction. In addition, if the proposed transaction is not completed, and there are no other parties willing and able to acquire the Company for total consideration of $34.50 per share of common stock or higher, on terms acceptable to us, the price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed transaction will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, for which we will have received little or no benefit if the proposed transaction is not completed. Many of these fees and costs will be payable by us even if the proposed transaction is not completed and may relate to activities that we would not have undertaken other than to complete the proposed transaction.

The announcement and pendency of the proposed Merger may adversely affect our business, results of operations and financial condition.

Uncertainty about the effect of the proposed Merger on our agents, customers, employees, and other parties may have an adverse effect on our business, results of operation and financial condition. These risks to our business include the following, among other factors, all of which could be exacerbated by a delay in the completion of the proposed transaction:

•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the proposed transaction that could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•difficulties maintaining relationships with agents, customers and other business partners;
•delays or deferments of certain business decisions by agents, customers and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement between the Company and Allstate requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed transaction;
•any legal proceedings related to the proposed transaction and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchase of Equity Securities
Period in 2020	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program
	(amounts in thousands, except shares and per share data)
April 1 - April 30	—	$—	—	$50,000
May 1 - May 31	427,277	$18.33	427,277	$42,167
June 1 - June 30	31,806	$19.96	31,806	$41,532
Total	459,083		459,083

(1) On April 29, 2020, the Board of Directors of the Company authorized and approved a share repurchase program with a 12 month term for up to $50.0 million aggregate purchase price of the Company’s outstanding common shares. During the second quarter of 2020, the Company purchased 459,083 common shares at a cost of $8.5 million. The Company’s purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate, the Company is prohibited from making any further common share repurchases prior to the close of the Merger.

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

2.1 *
Agreement and Plan of Merger, dated as of July 7, 2020 (by and among The Allstate Corporation, Bluebird Acquisition Corp. and National General Holdings Corp. incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 8, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL contained in Exhibit 101.
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K, the Company hereby undertakes to furnish supplementary copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
July 31, 2020
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)