Form 10-Q
period 2020-09-30
National General Holdings Corp.
filed 2020-10-30
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

As of October 27, 2020, the number of common shares of the registrant outstanding was 113,475,176.

NATIONAL GENERAL HOLDINGS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (allowance for expected credit losses $1,085 - 2020) (Exchanges - $300,124 and $324,249; allowance for expected credit losses $150 - 2020)	$4,549,133	$4,476,358
Short-term investments (Exchanges - $30,952 and $5,245)	510,800	67,353
Other investments (related parties - $231,593 and $238,841)	282,866	311,287
Total investments	5,342,799	4,854,998
Cash and cash equivalents (Exchanges - $416 and $959)	188,282	135,942
Restricted cash and cash equivalents (Exchanges - $325 and $24)	63,061	28,521
Accrued investment income (related parties - $1,210 and $2,391) (Exchanges - $1,397 and $2,001)	26,135	30,927
Premiums and other receivables (net of allowance for expected credit losses $37,163 - 2020; net of bad debt allowance $24,067 - 2019) (Exchanges - $70,076 and $55,859; net of allowance for expected credit losses $844 - 2020; net of bad debt allowance $541 - 2019)	1,598,316	1,428,948
Deferred acquisition costs (Exchanges - $18,507 and $23,307)	284,963	263,523
Reinsurance recoverable (net of allowance for expected credit losses $810 - 2020) (Exchanges - $125,095 and $119,125; net of allowance for expected credit losses $173 - 2020)	1,286,852	1,394,308
Prepaid reinsurance premiums (Exchanges - $105,597 and $105,894)	458,960	575,747
Property and equipment, net (Exchanges - $0 and $241)	382,696	403,827
Intangible assets, net (Exchanges - $3,090 and $3,225)	345,974	365,823
Goodwill	179,328	179,328
Prepaid and other assets (Exchanges - $4,312 and $3,521)	66,890	94,642
Total assets	$10,224,256	$9,756,534

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)
(Unaudited)

	September 30,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $208,496 and $205,786)	$2,897,465	$2,886,414
Unearned premiums and other revenue (Exchanges - $219,582 and $252,553)	2,337,469	2,312,241
Reinsurance payable (Exchanges - $51,711 and $35,689)	402,428	562,844
Accounts payable and accrued expenses (Exchanges - $7,604 and $8,497)	420,144	315,366
Debt	679,436	686,006
Other liabilities (Exchanges - $44,004 and $30,803)	401,749	376,169
Total liabilities	$7,138,691	$7,139,040
Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2020 and 2019; Aggregate liquidation preference $450,000 - 2020 and 2019	$450,000	$450,000
Common stock, $0.01 par value - authorized 150,000,000 shares, issued 113,934,259 and 113,368,811 shares - 2020 and 2019, outstanding 113,475,176 and 113,368,811 shares - 2020 and 2019	1,139	1,134
Treasury stock, at cost - 459,083 shares - 2020	(8,482)	—
Additional paid-in capital	1,073,288	1,065,634
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(637)	(202)
Unrealized gain on investments, net of tax	195,590	74,750
Total accumulated other comprehensive income	194,953	74,548
Retained earnings	1,392,872	1,058,138
Total National General Holdings Corp. stockholders’ equity	3,103,770	2,649,454
Noncontrolling interest	(18,205)	(31,960)
Total stockholders’ equity	$3,085,565	$2,617,494
Total liabilities and stockholders’ equity	$10,224,256	$9,756,534

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net earned premium	$1,178,573	$1,053,638	$3,319,346	$3,048,446
Ceding commission income	30,724	57,587	127,669	187,313
Service and fee income	184,969	161,626	545,002	476,041
Net investment income	28,904	33,740	90,322	102,316
Net gain (loss) on investments	19,839	1,581	18,136	(3,627)
Total revenues	1,443,009	1,308,172	4,100,475	3,810,489
Expenses:
Loss and loss adjustment expense	774,164	745,334	2,066,608	2,112,678
Acquisition costs and other underwriting expenses	268,645	209,090	726,265	615,134
General and administrative expenses	244,611	263,864	774,589	759,725
Interest expense	11,292	12,898	34,851	38,822
Total expenses	1,298,712	1,231,186	3,602,313	3,526,359
Income before provision for income taxes	144,297	76,986	498,162	284,130
Provision for income taxes	27,428	16,747	106,107	61,494
Net income	116,869	60,239	392,055	222,636
Net (income) loss attributable to noncontrolling interest	(6,900)	10,915	(14,753)	18,152
Net income attributable to NGHC	109,969	71,154	377,302	240,788
Dividends on preferred stock	(7,875)	(7,875)	(24,675)	(24,675)
Net income attributable to NGHC common stockholders	$102,094	$63,279	$352,627	$216,113

Earnings Per Share (“EPS”) attributable to NGHC common stockholders:
Basic EPS	$0.90	$0.56	$3.11	$1.91
Diluted EPS	$0.88	$0.54	$3.04	$1.87

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$116,869	$60,239	$392,055	$222,636

Other comprehensive income:
Foreign currency translation adjustment	62	(4,104)	(550)	(8,147)
Income tax effect	(13)	862	115	1,707
Total foreign currency translation adjustment, net of tax	49	(3,242)	(435)	(6,440)

Gross unrealized gain on investments before reclassifications	17,347	33,294	173,235	190,266
Income tax effect	(3,644)	(6,991)	(36,380)	(39,955)
Total change in net unrealized gain on investments, net of tax	13,703	26,303	136,855	150,311

Reclassification adjustments for investments gain or loss to net income:
Net realized gain on investments	(19,393)	(1,886)	(21,350)	(1,835)
Income tax effect	4,073	396	4,484	385
Total gain on investments reclassifications to net income, net of tax	(15,320)	(1,490)	(16,866)	(1,450)

Other comprehensive income (loss) before income tax effect	(1,984)	27,304	151,335	180,284
Income tax effect	416	(5,733)	(31,781)	(37,863)
Other comprehensive income (loss), net of tax	(1,568)	21,571	119,554	142,421
Comprehensive income	115,301	81,810	511,609	365,057
Comprehensive income (loss) attributable to noncontrolling interest	2,757	9,821	(13,902)	8,248
Comprehensive income attributable to NGHC	$118,058	$91,631	$497,707	$373,305

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Three Months Ended September 30, 2020
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance July 1, 2020	$450,000	$1,139	$(8,482)	$1,069,152	$186,864	$1,296,451	$(15,448)	$2,979,676
Net income	—	—	—	—	—	109,969	6,900	116,869
Foreign currency translation adjustment, net of tax	—	—	—	—	48	—	—	48
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	8,041	—	(9,657)	(1,616)
Common stock dividends declared	—	—	—	—	—	(5,673)	—	(5,673)
Preferred stock dividends declared	—	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	—	—	—	1,134	—	—	—	1,134
Shares withheld related to net share settlement	—	—	—	(156)	—	—	—	(156)
Stock-based compensation	—	—	—	3,158	—	—	—	3,158
Balance September 30, 2020	$450,000	$1,139	$(8,482)	$1,073,288	$194,953	$1,392,872	$(18,205)	$3,085,565

	Three Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance July 1, 2019	$450,000	$1,132	$1,060,379	$59,910	$907,841	$(18,394)	$2,460,868
Net income (loss)	—	—	—	—	71,154	(10,915)	60,239
Foreign currency translation adjustment, net of tax	—	—	—	(3,242)	—	—	(3,242)
Change in unrealized gain on investments, net of tax	—	—	—	23,719	—	1,094	24,813
Common stock dividends declared	—	—	—	—	(5,665)	—	(5,665)
Preferred stock dividends declared	—	—	—	—	(7,875)	—	(7,875)
Common stock issued under employee stock plans and exercises of stock options	—	1	188	—	—	—	189
Shares withheld related to net share settlement	—	—	(493)	—	—	—	(493)
Stock-based compensation	—	—	2,785	—	—	—	2,785
Balance September 30, 2019	$450,000	$1,133	$1,062,859	$80,387	$965,455	$(28,215)	$2,531,619

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)
(Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2020	$450,000	$1,134	$—	$1,065,634	$74,548	$1,058,138	$(31,960)	$2,617,494
Cumulative-effect adjustment of change in accounting principle, net of tax	—	—	—	—	—	(863)	(147)	(1,010)
Net income	—	—	—	—	—	377,302	14,753	392,055
Foreign currency translation adjustment, net of tax	—	—	—	—	(436)	—	—	(436)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	120,841	—	(851)	119,990
Common stock repurchased	—	—	(8,482)	—	—	—	—	(8,482)
Common stock dividends declared	—	—	—	—	—	(17,030)	—	(17,030)
Preferred stock dividends declared	—	—	—	—	—	(24,675)	—	(24,675)
Common stock issued under employee stock plans and exercises of stock options	—	5	—	1,965	—	—	—	1,970
Shares withheld related to net share settlement	—	—	—	(3,647)	—	—	—	(3,647)
Stock-based compensation	—	—	—	9,336	—	—	—	9,336
Balance September 30, 2020	$450,000	$1,139	$(8,482)	$1,073,288	$194,953	$1,392,872	$(18,205)	$3,085,565

	Nine Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2019	$450,000	$1,129	$1,057,783	$(52,130)	$764,056	$(19,967)	$2,200,871
Net income (loss)	—	—	—	—	240,788	(18,152)	222,636
Foreign currency translation adjustment, net of tax	—	—	—	(6,440)	—	—	(6,440)
Change in unrealized gain on investments, net of tax	—	—	—	138,957	—	9,904	148,861
Common stock dividends declared	—	—	—	—	(14,714)	—	(14,714)
Preferred stock dividends declared	—	—	—	—	(24,675)	—	(24,675)
Common stock issued under employee stock plans and exercises of stock options	—	4	432	—	—	—	436
Shares withheld related to net share settlement	—	—	(3,633)	—	—	—	(3,633)
Stock-based compensation	—	—	8,277	—	—	—	8,277
Balance September 30, 2019	$450,000	$1,133	$1,062,859	$80,387	$965,455	$(28,215)	$2,531,619

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$392,055	$222,636
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	(18,136)	3,627
Credit loss expense	71,166	61,334
Depreciation and amortization	60,760	87,055
Stock-based compensation expense	9,336	8,277
Other, net	16,971	(1,013)
Changes in assets and liabilities:
Accrued investment income	3,237	(195)
Premiums and other receivables	(223,944)	(172,034)
Deferred acquisition costs	(21,440)	(17,397)
Reinsurance recoverable	106,646	118,763
Prepaid reinsurance premiums	116,786	29,372
Prepaid expenses and other assets	28,021	81,324
Unpaid loss and loss adjustment expense reserves	11,050	(14,165)
Unearned premiums and other revenue	25,228	93,853
Reinsurance payable	(160,416)	16,361
Accounts payable and accrued expenses	38,673	(578)
Other liabilities	(4,673)	(7,766)
Net cash provided by operating activities	451,320	509,454
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(661,632)	(863,050)
Short-term investments	(1,647,160)	(2,328,055)
Other investments	(2,579)	(4,554)
Property and equipment	(25,833)	(84,285)
Proceeds from:
Sale of debt securities, available-for-sale	348,249	273,561
Maturity of debt securities, available-for-sale	456,990	244,609
Sale of short-term investments	1,206,569	2,293,700
Sale and return of other investments	24,597	13,339
Other investing activities	(700)	16,128
Net cash used in investing activities	$(301,499)	$(438,607)

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Common stock repurchased	$(8,482)	$—
Repayments of debt and principal payments under capital leases obligations	(10,032)	(29,826)
Issuance of common stock — employee share options	1,970	436
Taxes paid related to net share settlement of equity awards	(3,647)	(3,633)
Dividends paid to common shareholders	(17,025)	(13,573)
Dividends paid to preferred shareholders	(25,725)	(25,667)
Other financing activities	—	(1,726)
Net cash used in financing activities	(62,941)	(73,989)
Effect of exchange rate changes on cash and cash equivalents	—	(3,119)
Net increase (decrease) in cash, cash equivalents, and restricted cash	86,880	(6,261)
Cash, cash equivalents, and restricted cash at beginning of the period	164,463	233,583
Cash, cash equivalents, and restricted cash at end of the period	$251,343	$227,322

Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	$5,673	$5,664
Accrued preferred stock dividends	7,875	7,875

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

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic outbreak has caused an economic downturn on a global scale. The Company continues to monitor the impact of the pandemic as it unfolds. As of September 30, 2020, and for the three and nine months ended September 30, 2020, the Company did not experience a material adverse impact due to COVID-19, and cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations.

On July 7, 2020, the Company, The Allstate Corporation, a Delaware corporation (“Allstate”), and Bluebird Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Allstate (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Allstate. At a special meeting of stockholders of the Company held on September 30, 2020, the Company’s stockholders approved by the requisite vote a proposal to approve the Merger. The Merger remains subject to regulatory approval and the satisfaction of other customary conditions. The Company expects the Merger to close in the first quarter of 2021.

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

With the exception of the adopted accounting pronouncements discussed above, there have been no recent accounting pronouncements, or quantitative or qualitative progress made toward implementation of outstanding accounting pronouncements during the nine months ended September 30, 2020, as compared to those described in Note 2, “Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, that are of significance, or potential significance, to the Company.

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

Uncollectible debt securities are written off to net gain (loss) on investments when the Company determines that no additional payments of principal or interest will be received.

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

3. Allowance for Expected Credit Losses

Premiums and Other Receivables

The following tables present the balances of premiums and other receivables, net of the allowance for expected credit losses, as of January 1, 2020, and September 30, 2020, and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020
	Premiums and Other Receivables, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,487,734	$40,078
Current period change for expected credit losses (1)		13,931
Write-offs of uncollectible premiums and other receivables		(16,846)
Balance, end of the period	$1,598,316	$37,163

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2020
	Premiums and Other Receivables, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,428,948	$24,067
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		762
Current period change for expected credit losses (1)		70,873
Write-offs of uncollectible premiums and other receivables		(58,539)
Balance, end of the period	$1,598,316	$37,163
(1) Current period charges for expected losses are recorded in general and administrative expenses.

Reinsurance Recoverable

The following tables present the balances of reinsurance recoverable, net of the allowance for estimated uncollectible reinsurance, as of January 1, 2020, and September 30, 2020, and changes in the allowance for estimated uncollectible reinsurance for the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020
	Reinsurance Recoverable, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,292,636	$517
Current period change for estimated uncollectible reinsurance (1)		293
Write-offs of uncollectible reinsurance		—
Balance, end of the period	$1,286,852	$810

	Nine Months Ended September 30, 2020
	Reinsurance Recoverable, Net	Allowance for Expected Credit Losses
Balance, beginning of the period	$1,394,308	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		517
Current period change for estimated uncollectible reinsurance (1)		293
Write-offs of uncollectible reinsurance		—
Balance, end of the period	$1,286,852	$810
(1) Current period charges for expected losses are recorded in general and administrative expenses.

Other than the Company’s mandatory pools and associations reinsurance agreements, the Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. The Company also maintains funds held liabilities under the auto quota share reinsurance agreement.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
4. Investments

(a) Debt Securities, Available-For-Sale

The following tables summarize the unrealized positions for available-for-sale debt securities, disaggregated by major security type.

	Amortized	Allowance for	Gross Unrealized		Fair
September 30, 2020	Cost	Credit Losses (1)	Gains	Losses	Value
U.S. Treasury	$55,630	$—	$3,551	$—	$59,181
Federal agencies	258	—	5	—	263
States and political subdivision bonds	311,092	—	16,653	(92)	327,653
Foreign government	1,764	—	98	—	1,862
Corporate bonds	2,038,791	(1,085)	131,410	(1,222)	2,167,894
Residential mortgage-backed securities	1,078,657	—	47,491	(149)	1,125,999
Commercial mortgage-backed securities	572,951	—	57,865	(968)	629,848
Asset-backed securities	32,824	—	1,034	(702)	33,156
Structured securities	206,707	—	594	(4,024)	203,277
Total	$4,298,674	$(1,085)	$258,701	$(7,157)	$4,549,133
NGHC	$4,002,360	$(935)	$254,347	$(6,763)	$4,249,009
Reciprocal Exchanges	296,314	(150)	4,354	(394)	300,124
Total	$4,298,674	$(1,085)	$258,701	$(7,157)	$4,549,133
(1) Represents the amount of impairment that has resulted from credit-related factors recorded in net gain (loss) on investments.

	Amortized	Gross Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
U.S. Treasury	$65,037	$1,992	$(23)	$67,006
Federal agencies	3,907	8	—	3,915
States and political subdivision bonds	298,345	4,778	(1,441)	301,682
Foreign government	1,762	40	—	1,802
Corporate bonds	1,859,736	59,184	(2,357)	1,916,563
Residential mortgage-backed securities	1,265,830	15,747	(4,117)	1,277,460
Commercial mortgage-backed securities	585,044	27,261	(112)	612,193
Asset-backed securities	74,465	1,194	(48)	75,611
Structured securities	222,565	226	(2,665)	220,126
Total	$4,376,691	$110,430	$(10,763)	$4,476,358
NGHC	$4,057,501	$104,951	$(10,343)	$4,152,109
Reciprocal Exchanges	319,190	5,479	(420)	324,249
Total	$4,376,691	$110,430	$(10,763)	$4,476,358

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The amortized cost and fair value of available-for-sale debt securities held as of September 30, 2020, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
September 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$59,932	$60,490	$—	$—	$59,932	$60,490
Due after one year through five years	1,070,690	1,136,846	67,247	68,826	1,137,937	1,205,672
Due after five years through ten years	1,037,307	1,106,581	63,434	64,359	1,100,741	1,170,940
Due after ten years	295,443	302,797	20,189	20,231	315,632	323,028
Mortgage-backed securities	1,538,988	1,642,295	145,444	146,708	1,684,432	1,789,003
Total	$4,002,360	$4,249,009	$296,314	$300,124	$4,298,674	$4,549,133

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available-for-sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivision bonds	$16,935	$(92)	$—	$—	$16,935	$(92)
Corporate bonds	227,663	(1,222)	—	—	227,663	(1,222)
Residential mortgage-backed securities	59,991	(149)	—	—	59,991	(149)
Commercial mortgage-backed securities	27,134	(968)	—	—	27,134	(968)
Asset-backed securities	6,492	(692)	163	(10)	6,655	(702)
Structured securities	81,862	(1,852)	53,520	(2,172)	135,382	(4,024)
Total	$420,077	$(4,975)	$53,683	$(2,182)	$473,760	$(7,157)
NGHC	$355,598	$(4,669)	$49,771	$(2,094)	$405,369	$(6,763)
Reciprocal Exchanges	64,479	(306)	3,912	(88)	68,391	(394)
Total	$420,077	$(4,975)	$53,683	$(2,182)	$473,760	$(7,157)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,903	$(23)	$500	$—	$20,403	$(23)
States and political subdivision bonds	106,103	(1,415)	2,580	(26)	108,683	(1,441)
Corporate bonds	586,817	(2,253)	5,976	(104)	592,793	(2,357)
Residential mortgage-backed securities	410,484	(4,074)	3,983	(43)	414,467	(4,117)
Commercial mortgage-backed securities	18,250	(105)	748	(7)	18,998	(112)
Asset-backed securities	5,406	(29)	920	(19)	6,326	(48)
Structured securities	40,979	(94)	109,880	(2,571)	150,859	(2,665)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)
NGHC	$1,104,244	$(7,654)	$117,681	$(2,689)	$1,221,925	$(10,343)
Reciprocal Exchanges	83,698	(339)	6,906	(81)	90,604	(420)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. There were 276 and 1,337 individual security lots at September 30, 2020, and December 31, 2019, respectively, that accounted for the gross unrealized loss. As of September 30, 2020, and December 31, 2019, the unrealized losses for those securities in unrealized loss positions for a period of twelve or more consecutive months were not greater than or equal to 25% of their amortized cost. The Company recorded a credit loss allowance of $1,203 on seven securities in the energy sector as of June 30, 2020, however, market improvements and subsequent sales have resulted in $118 of the allowance being reversed for the three months ended September 30, 2020. Some of the factors considered in assessing credit loss and impairment of fixed maturities due to credit-related factors include: (1) the magnitude of the unrealized loss in relation to the amortized cost; (2) the credit rating of the issuing entity and market or issuer events that could impact the issuer’s ability to repay the debt security; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value. The Company did not record any new credit loss during the three months ended September 30, 2020.

The following tables display the roll forward of the allowance for credit losses:

	Three Months Ended September 30, 2020
	Corporate bonds	Total
Balance, beginning of the period	$1,203	$1,203
Decreases to the allowance for credit losses (1)	(100)	(100)
Decreases to the allowance for credit losses for securities sold (1)	(18)	(18)
Balance, end of the period	$1,085	$1,085

	Nine Months Ended September 30, 2020
	Corporate bonds	Total
Balance, beginning of the period	$—	$—
Additions to the allowance for credit losses on securities not previously recorded (1)	2,927	2,927
Decreases to the allowance for credit losses (1)	(1,824)	(1,824)
Decreases to the allowance for credit losses for securities sold (1)	(18)	(18)
Balance, end of the period	$1,085	$1,085
(1) Current period increases or decreases for expected losses are recorded in net gain (loss) on investments.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
(c) Net Investment Income

The components of net investment income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash and short-term investments	$110	$1,123	$418	$3,467
Debt securities, available-for-sale	29,526	31,439	92,119	91,631
Other, net (related parties - three months - $(1,425) and $(10); nine months - $(2,908) and $2,163)	497	2,271	1,438	10,512
Investment income	$30,133	$34,833	$93,975	$105,610
Investment expenses	(1,229)	(1,093)	(3,653)	(3,294)
Net investment income	$28,904	$33,740	$90,322	$102,316
NGHC	$26,650	$31,580	$83,873	$95,862
Reciprocal Exchanges	2,254	2,160	6,449	6,454
Net investment income	$28,904	$33,740	$90,322	$102,316

(d) Net Gain (Loss) on Investments

The table below indicates realized gains and losses on investments. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debt securities, available-for-sale:
Gross gains	$19,652	$3,598	$21,698	$3,921
Gross losses	(259)	(1,712)	(348)	(2,086)
Expected credit losses	100	—	(1,103)	—
Net realized gain on debt securities, available-for-sale	19,493	1,886	20,247	1,835
Other, net (1)	346	(305)	(2,111)	(5,462)
Net realized gain (loss) on investments	$19,839	$1,581	$18,136	$(3,627)
NGHC	$6,736	$1,718	$6,179	$(2,790)
Reciprocal Exchanges	13,103	(137)	11,957	(837)
Net realized gain (loss) on investments	$19,839	$1,581	$18,136	$(3,627)
(1) Includes gains and losses on publicly traded equity securities, other investments, and foreign currency.

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

	NGHC			Reciprocal Exchanges
September 30, 2020	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$41,164	$44,386	1.0%	$14,466	$14,795	4.9%
AAA	502,797	544,772	12.8%	20,970	21,114	7.0%
AA, AA+, AA-	1,463,849	1,547,498	36.6%	155,194	156,645	52.3%
A, A+, A-	1,109,928	1,166,023	27.4%	39,081	40,077	13.4%
BBB, BBB+, BBB-	856,831	918,836	21.6%	65,723	66,758	22.2%
BB+ and lower	27,791	27,494	0.6%	880	735	0.2%
Total	$4,002,360	$4,249,009	100.0%	$296,314	$300,124	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,108	$53,599	1.3%	$12,929	$13,407	4.1%
AAA	515,869	537,508	12.9%	20,947	21,555	6.6%
AA, AA+, AA-	1,677,787	1,697,220	40.9%	120,113	121,720	37.5%
A, A+, A-	954,312	976,468	23.5%	116,747	119,041	36.7%
BBB, BBB+, BBB-	795,594	823,239	19.8%	48,021	48,093	14.8%
BB+ and lower	61,831	64,075	1.6%	433	433	0.3%
Total	$4,057,501	$4,152,109	100.0%	$319,190	$324,249	100.0%

The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

September 30, 2020	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	2.4%	23.0%	14.1%	0.1%	$858,974	39.6%
Industrials	0.3%	3.3%	25.5%	28.1%	0.4%	1,247,187	57.6%
Utilities/Other	—%	—%	1.6%	1.2%	—%	61,733	2.8%
Total	0.3%	5.7%	50.1%	43.4%	0.5%	$2,167,894	100.0%
NGHC	0.3%	5.7%	48.3%	40.3%	0.5%	$2,060,258	95.1%
Reciprocal Exchanges	—%	—%	1.8%	3.1%	—%	107,636	4.9%
Total	0.3%	5.7%	50.1%	43.4%	0.5%	$2,167,894	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	25.0%	12.1%	0.3%	$785,910	41.0%
Industrials	0.7%	2.7%	24.1%	29.0%	0.1%	1,083,959	56.6%
Utilities/Other	—%	—%	1.0%	1.4%	—%	46,694	2.4%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%
NGHC	0.3%	5.1%	44.0%	40.0%	0.4%	$1,720,962	89.8%
Reciprocal Exchanges	0.4%	1.2%	6.1%	2.5%	—%	195,601	10.2%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$188,282	$135,942
Restricted cash and cash equivalents	63,061	28,521
Total cash, cash equivalents and restricted cash	$251,343	$164,463

Restricted investments are as follows:

	September 30, 2020	December 31, 2019
Securities on deposit with state regulatory authorities	$83,876	$74,061
Restricted investments to trusts in certain reinsurance transactions	36,324	49,502
Total restricted investments	$120,200	$123,563

(g) Short-term and Other Investments

Short-term investments include commercial paper, U.S. Treasury bills and money market funds with maturities between 91 days and less than one year from the date of acquisition.

The table below summarizes the composition of other investments:

	September 30, 2020	December 31, 2019
Equity method investments (related parties - $100,809 and $109,612)	$136,935	$143,511
Notes receivable (related parties - $130,784 and $129,229)(1)	130,832	129,299
Long-term Certificates of Deposit (CDs), at cost	150	20,150
Investments, at fair value	5,987	9,365
Investments, at cost or amortized cost	8,962	8,962
Total	$282,866	$311,287
(1) See Note 15, “Related Party Transactions” for additional information.

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

Equity Method Investments - Related Parties

The significant shareholder of the Company has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Ltd. (“ACP Re”).

Limited Liability Companies and Limited Partnerships

The Company holds a variable interest in the following entities but is not the primary beneficiary of such VIEs. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% noncontrolling equity interest in a limited partnership managed by a third party. As of September 30, 2020, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

The Company’s equity interest in the LSC Entity as of September 30, 2020, and December 31, 2019, was $44,541 and $49,477, respectively. The Company recorded equity in losses from the LSC Entity of $(1,507) and $(481), made contributions of $0 and $258, and received distributions of $0 and $2,500 for the three months ended September 30, 2020, and 2019, respectively. For the nine months ended September 30, 2020, and 2019, the Company recorded equity in earnings (losses) from the LSC Entity of $(4,936) and $1,250, made contributions of $0 and $258, and received distributions of $0 and $2,500, respectively.

800 Superior, LLC

The Company holds an investment in 800 Superior, LLC, a limited liability company that owns an office building in Cleveland, Ohio, with AmTrust. AmTrust has been appointed managing member of 800 Superior, LLC. The Company and AmTrust each have a 50% ownership interest in 800 Superior, LLC.

The Company’s equity interest in 800 Superior, LLC as of September 30, 2020, and December 31, 2019, was $9,559 and $9,365, respectively. The Company recorded equity in earnings (losses) from 800 Superior, LLC of $93 and $(103), and made contributions of $0 and $2,287, for the three months ended September 30, 2020, and 2019, respectively. For the nine months ended September 30, 2020, and 2019, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $194 and $(87), and made contributions of $0 and $2,287, respectively.

The Company paid 800 Superior, LLC $761 and $742 in rent for the three months ended September 30, 2020, and 2019, respectively, and $2,284 and $2,226 in rent for the nine months ended September 30, 2020, and 2019, respectively.

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

The Company’s equity interest in North Dearborn as of September 30, 2020, and December 31, 2019, was $5,704 and $5,317, respectively. For the three months ended September 30, 2020, and 2019, the Company recorded equity in losses from North Dearborn of $(43) and $(84), respectively, and received distributions of $135 in both periods. For the nine months ended September 30, 2020, and 2019, the Company recorded equity in earnings (losses) from North Dearborn of $792 and $(150), respectively, and received distributions of $405 in both periods.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of September 30, 2020, and December 31, 2019, was $1,563 and $1,074, respectively. For the three months ended September 30, 2020, and 2019, the Company recorded equity in earnings from 4455 LBJ Freeway, LLC of $110 and $63, respectively. For the nine months ended September 30, 2020, and 2019, the Company recorded equity in earnings from 4455 LBJ Freeway, LLC of $489 and $191, respectively.

The Company paid 4455 LBJ Freeway, LLC $623 and $607 in rent for the three months ended September 30, 2020, and 2019, respectively, and $1,859 and $1,813 in rent for the nine months ended September 30, 2020, and 2019, respectively.

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

The Company’s equity interest in Illinois Center as of September 30, 2020, and December 31, 2019, was $39,442 and $44,379, respectively. For the three months ended September 30, 2020, and 2019, the Company recorded equity in losses from Illinois Center of $(1,288) and $(600), and received distributions of $1,875 and $0, respectively. For the nine months ended September 30, 2020, and 2019, the Company recorded equity in losses from Illinois Center of $(3,062) and $(2,612), made contributions of $0 and $1,125, and received distributions of $1,875 and $0, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of September 30, 2020, and December 31, 2019. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Debt securities, available-for-sale:
U.S. Treasury	$59,181	$—	$—	$59,181
Federal agencies	263	—	—	263
States and political subdivision bonds	—	325,133	2,520	327,653
Foreign government	—	1,862	—	1,862
Corporate bonds	—	2,162,525	5,369	2,167,894
Residential mortgage-backed securities	—	1,125,999	—	1,125,999
Commercial mortgage-backed securities	—	629,848	—	629,848
Asset-backed securities	—	33,156	—	33,156
Structured securities	—	203,277	—	203,277
Total debt securities, available-for-sale	59,444	4,481,800	7,889	4,549,133
Short-term investments	490,800	20,000	—	510,800
Other investments	2,638	—	3,349	5,987
Total	$552,882	$4,501,800	$11,238	$5,065,920
NGHC	$507,135	$4,216,471	$11,238	$4,734,844
Reciprocal Exchanges	45,747	285,329	—	331,076
Total	$552,882	$4,501,800	$11,238	$5,065,920

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Debt securities, available-for-sale:
U.S. Treasury	$67,006	$—	$—	$67,006
Federal agencies	3,915	—	—	3,915
States and political subdivision bonds	—	298,582	3,100	301,682
Foreign government	—	1,802	—	1,802
Corporate bonds	—	1,908,235	8,328	1,916,563
Residential mortgage-backed securities	—	1,277,460	—	1,277,460
Commercial mortgage-backed securities	—	612,193	—	612,193
Asset-backed securities	—	75,611	—	75,611
Structured securities	—	220,126	—	220,126
Total debt securities, available-for-sale	70,921	4,394,009	11,428	4,476,358
Short-term investments	59,953	7,400	—	67,353
Other investments	4,881	—	4,484	9,365
Total	$135,755	$4,401,409	$15,912	$4,553,076
NGHC	$116,602	$4,091,068	$15,912	$4,223,582
Reciprocal Exchanges	19,153	310,341	—	329,494
Total	$135,755	$4,401,409	$15,912	$4,553,076

For the nine months ended September 30, 2020, and 2019, there were no transfers between Level 2 and
Level 3.

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2020	$3,100	$8,328	$4,484	$15,912
Total gains (losses) for the period:
Included in net income	—	—	(417)	(417)
Included in other comprehensive income	(580)	(2,959)	—	(3,539)
Sales	—	—	(718)	(718)
Balance as of September 30, 2020	$2,520	$5,369	$3,349	$11,238
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period			$(417)	$(417)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(580)	$(2,959)		$(3,539)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$7,593	$22,956
Total gains (losses) for the period:
Included in net income	—	—	(3,012)	(3,012)
Included in other comprehensive income	(496)	(1,987)	—	(2,483)
Balance as of September 30, 2019	$3,100	$9,780	$4,581	$17,461
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period			$(3,012)	$(3,012)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(496)	$(1,987)		$(2,483)

At September 30, 2020, and December 31, 2019, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1.

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

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		September 30, 2020		December 31, 2019
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$96,993	$101,520	$96,928	$103,560
6.75% Notes	Level 3	347,579	388,866	347,091	371,366
Subordinated Debentures	Level 3	72,168	72,147	72,168	72,103
2019 Credit Agreement	Level 3	140,000	144,267	140,000	148,272

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Nine Months Ended September 30,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the period	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408
Additions	479,934	18,540	498,474	385,570	41,222	426,792
Amortization	(461,933)	(15,101)	(477,034)	(372,741)	(37,800)	(410,541)
Change in DAC	18,001	3,439	21,440	12,829	3,422	16,251
Balance, end of the period	$257,294	$27,669	$284,963	$239,017	$28,642	$267,659
NGHC	$238,787	$27,669	$266,456	$215,904	$28,642	$244,546
Reciprocal Exchanges	18,507	—	18,507	23,113	—	23,113
Balance, end of the period	$257,294	$27,669	$284,963	$239,017	$28,642	$267,659

7. Unpaid Losses and Loss Adjustment Expense Reserves

The unpaid losses and Loss Adjustment Expense (“LAE”) reserves are an estimate of the Company’s liability from incurred claims at the end of the reporting period. The unpaid losses and LAE reserves are the result of an ongoing analysis of recent loss development trends and emerging historical experience. Original estimates are increased or decreased as additional information becomes known regarding individual claims. In setting its reserves, the Company reviews its loss data to estimate expected loss development. Management believes that its use of standard actuarial methodology applied to its analyses of its historical experience provides a reasonable estimate of future losses. However, actual future losses may differ from the Company’s estimate, and may be affected by future events beyond the control of management, including inflation, which may favorably or unfavorably impact the ultimate settlement of the Company’s losses and LAE, as well as changes in the law and judicial interpretations.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables present a reconciliation of beginning and ending balances for unpaid losses and LAE:

	Nine Months Ended September 30, 2020
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,528,754	$151,874	$2,680,628	$205,786	$2,886,414
Less: Reinsurance recoverable at beginning of the period	(1,016,368)	(11,266)	(1,027,634)	(84,174)	(1,111,808)
Net balance at beginning of the period	1,512,386	140,608	1,652,994	121,612	1,774,606
Incurred losses and LAE related to:
Current year	1,711,599	248,269	1,959,868	117,486	2,077,354
Prior year	13,989	(22,065)	(8,076)	(2,670)	(10,746)
Total incurred	1,725,588	226,204	1,951,792	114,816	2,066,608
Paid losses and LAE related to:
Current year	(959,452)	(126,296)	(1,085,748)	(68,269)	(1,154,017)
Prior year	(749,463)	(81,757)	(831,220)	(44,980)	(876,200)
Total paid	(1,708,915)	(208,053)	(1,916,968)	(113,249)	(2,030,217)
Net balance at end of the period	1,529,059	158,759	1,687,818	123,179	1,810,997
Plus: Reinsurance recoverable at end of the period	982,491	18,660	1,001,151	85,317	1,086,468
Gross balance at end of the period	$2,511,550	$177,419	$2,688,969	$208,496	$2,897,465

	Nine Months Ended September 30, 2019
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the period	$2,507,409	$271,280	$2,778,689	$178,470	$2,957,159
Less: Reinsurance recoverable at beginning of the period	(1,182,588)	(24,575)	(1,207,163)	(77,979)	(1,285,142)
Net balance at beginning of the period	1,324,821	246,705	1,571,526	100,491	1,672,017
Incurred losses and LAE related to:
Current year	1,726,618	279,460	2,006,078	125,250	2,131,328
Prior year	19,791	(37,775)	(17,984)	(666)	(18,650)
Total incurred	1,746,409	241,685	1,988,094	124,584	2,112,678
Paid losses and LAE related to:
Current year	(661,742)	(136,261)	(798,003)	(76,704)	(874,707)
Prior year	(1,013,023)	(105,076)	(1,118,099)	(39,005)	(1,157,104)
Total paid	(1,674,765)	(241,337)	(1,916,102)	(115,709)	(2,031,811)
Acquired losses and LAE reserves	92,573	—	92,573	—	92,573
Unrealized foreign exchange gain	—	(8,204)	(8,204)	—	(8,204)
Net balance at end of the period	1,489,038	238,849	1,727,887	109,366	1,837,253
Plus: Reinsurance recoverable at end of the period	1,079,560	38,352	1,117,912	84,090	1,202,002
Gross balance at end of the period	$2,568,598	$277,201	$2,845,799	$193,456	$3,039,255

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Prior Year Loss Development, Net of Reinsurance

Prior year development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

2020. Loss and LAE for the nine months ended September 30, 2020, included $10,746 of favorable loss development on prior accident year loss and LAE reserves. The $11,319 of unfavorable loss development in the property and casualty segment (including $2,670 of favorable loss development for the Reciprocal Exchanges) was driven by small business auto, while the $22,065 of favorable loss development in the accident and health segment was driven by the small group self-funded business and short term medical.

2019. Loss and LAE for the nine months ended September 30, 2019, included $18,650 of favorable loss development on prior accident year loss and LAE reserves. The $19,125 of unfavorable loss development in the property and casualty segment (including $666 of favorable loss development for the Reciprocal Exchanges) was driven by small business auto, while the $37,775 of favorable loss development in the accident and health segment was driven by the small group self-funded business and short term medical.

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

Reinsurance recoverable is as follows:

	September 30, 2020	December 31, 2019
Reinsurance recoverable on paid losses	$201,194	$282,500
Reinsurance recoverable on unpaid losses	1,086,468	1,111,808
Allowance for uncollectible reinsurance	(810)	—
Reinsurance recoverable, net	$1,286,852	$1,394,308

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	September 30, 2020		December 31, 2019
	Assumed	Ceded	Assumed	Ceded
Unpaid Loss and LAE reserves	$43,707	$1,086,468	$50,884	$1,111,808
Unearned premiums	18,264	458,960	15,278	575,747

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following is the effect of reinsurance on premiums and loss and LAE:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Premiums:	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$1,457,135	$1,429,247	$1,417,792	$1,407,731	$4,240,217	$4,189,569	$4,200,571	$4,080,131
Assumed	15,992	16,318	17,365	19,029	51,065	48,078	58,272	59,872
Total Gross Premium	1,473,127	1,445,565	1,435,157	1,426,760	4,291,282	4,237,647	4,258,843	4,140,003
Ceded	(207,871)	(266,992)	(400,553)	(373,122)	(801,515)	(918,301)	(1,064,177)	(1,091,557)
Net Premium	$1,265,256	$1,178,573	$1,034,604	$1,053,638	$3,489,767	$3,319,346	$3,194,666	$3,048,446

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$5,888	$192,884	$7,024	$245,095	$19,659	$579,535	$23,670	$605,126

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

Reinsurance Agreements

In 2017, the Company entered into an Auto Quota Share Agreement (the “Auto Quota Share Agreement”) covering the Company’s auto lines of business. Effective January 1, 2019, the Company ceded 7.0% of net liability. On July 1, 2019, the Company renewed its Auto Quota Share Agreement for a two-year term. Effective July 1, 2019, the Company ceded 10.0% of net liability. The Company receives a 31.2% provisional ceding commission on premiums ceded to the reinsurer during the term of the Auto Quota Share Agreement, subject to a sliding scale adjustment to a maximum of 32.8% if the loss ratio for the reinsured business is 64.7% or less and a minimum of 30.0% if the loss ratio is 67.5% or higher. Effective January 1, 2020, the Company cedes 5.0% of net liability under new and renewal auto policies written.

In 2017, the Company entered into a Homeowners Quota Share Agreement (the “HO Quota Share Agreement”) covering the Company’s homeowners line of business. On July 1, 2019, the Company renewed its HO Quota Share Agreement for a one-year term. Effective July 1, 2019, the Company ceded 40.0% of net liability and received a 36.0% ceding commission on new and renewal business and a portion of the in-force business. A portion of the in-force business is being run-off under the prior agreements. On July 1, 2020, the Company renewed its HO Quota Share Agreement for a one-year term. Effective July 1, 2020, the Company cedes 20.0% of net liability and receives a 37.0% ceding commission on in-force, new and renewal business.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Effective May 1, 2020, with additional purchases made at June 1, 2020, and July 1, 2020, the Company renewed its property catastrophe excess of loss program, protecting the Company against catastrophic events and other large losses. The program provides coverage up to $650,000 with one reinstatement and attaches at $70,000 for the first event and $50,000 for the second event. The Company purchased additional first event coverage for named wind that attaches at $50,000. Effective October 1, 2020, the Company’s casualty program provides $35,000 in coverage in excess of a $5,000 retention.

Reciprocal Exchanges

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

9. Debt

The following table represents the Company’s debt:

	Interest Rate	Maturity	September 30, 2020	December 31, 2019
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I(1)	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II(2)	LIBOR + 4.25%	2037	30,930	30,930
2019 Credit Agreement(3)	LIBOR + 1.75%	2023	140,000	140,000
Finance lease liabilities	Various	Various	18,133	20,477
Other	3.5%	Various	4,563	9,342
Unamortized debt issuance costs and unamortized discount			(5,428)	(5,981)
Total carrying amount of debt			$679,436	$686,006
(1) Interest rate was 3.65% and 5.29%, as of September 30, 2020, and December 31, 2019, respectively.
(2) Interest rate was 4.50% and 6.14%, as of September 30, 2020, and December 31, 2019, respectively.
(3) Weighted-average interest rate was 1.94% and 3.59% as of September 30, 2020, and December 31, 2019, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following table presents the Company’s interest expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Interest Payment Frequency	2020	2019	2020	2019
6.75% Notes	Semiannually	$5,906	$5,906	$17,719	$17,719
7.625% Notes	Quarterly	1,906	1,906	5,719	5,719
Subordinated Debentures	Quarterly	749	1,118	2,556	3,470
2016 Credit Agreement	Quarterly	—	—	—	1,211
2019 Credit Agreement	Quarterly	678	1,674	2,712	4,020
Finance lease liabilities	Various	259	302	906	888
Other(1)	Various	1,794	1,992	5,239	5,795
Total interest expense		$11,292	$12,898	$34,851	$38,822
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Credit Agreement

In 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement is currently a $340,000 base revolving credit facility with a letter of credit sublimit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBOR rate. ABR borrowings under the 2019 Credit Agreement will bear interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement will bear interest at the adjusted LIBOR rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement include a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio; and as of September 30, 2020, the rate was 0.225%). The 2019 Credit Agreement has a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to September 30, 2020, are as follows:

	2020 (remaining three months)	2021	2022	2023	2024	2025 and thereafter	Total
6.75% Notes	$—	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes	—	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	—	30,930	30,930
2019 Credit Agreement	—	—	—	140,000	—	—	140,000
Finance lease liabilities	1,665	5,962	3,796	2,349	1,402	2,959	18,133
Other	1,620	2,943	—	—	—	—	4,563
Total principal amount of debt	$3,285	$8,905	$3,796	$142,349	$351,402	$175,127	$684,864
Unamortized debt issuance costs and unamortized discount							(5,428)
Carrying amount of debt							$679,436

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

As of September 30, 2020, the Company was in compliance with the covenants contained in the Company’s debt agreements.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s consolidated effective tax rate decreased to 19.0% for the three months ended September 30, 2020, from 21.8% for the three months ended September 30, 2019. The Company’s consolidated effective tax rate decreased to 21.3% for the nine months ended September 30, 2020, from 21.6% for the nine months ended September 30, 2019.

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

The following table summarizes the Company’s preferred stock issued and outstanding as of September 30, 2020, and December 31, 2019.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Common and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	July 31, 2020	$0.05
Common stock	April 29, 2020	$0.05
Common stock	February 20, 2020	$0.05

Preferred stock Series A	July 31, 2020	$0.46875
Preferred stock Series A	April 29, 2020	$0.46875
Preferred stock Series A	February 20, 2020	$0.46875

Preferred stock Series B and Series C	July 31, 2020	$18.75	$0.46875
Preferred stock Series B and Series C	April 29, 2020	$18.75	$0.46875
Preferred stock Series B and Series C	February 20, 2020	$18.75	$0.46875

Preferred stock Series D	April 29, 2020	$8,750.00

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	July 29, 2019	$0.05
Common stock	May 6, 2019	$0.04
Common stock	February 25, 2019	$0.04

Preferred stock Series A	July 29, 2019	$0.46875
Preferred stock Series A	May 6, 2019	$0.46875
Preferred stock Series A	February 25, 2019	$0.46875

Preferred stock Series B and Series C	July 29, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	May 6, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	February 25, 2019	$18.75	$0.46875

Preferred stock Series D	May 6, 2019	$8,750.00

Share Repurchase Program

On April 29, 2020, the Board of Directors authorized and approved a share repurchase program with a 12-month term for up to $50,000 aggregate purchase price of the Company’s outstanding common shares. For the three and nine months ended September 30, 2020, the Company purchased 0 and 459,083 common shares with a cost of $0 and $8,482, respectively. The purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate signed July 7, 2020, the Company is prohibited from making any further common share repurchases prior to the close of the Merger.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Shares Roll forward

The following table presents a roll forward of outstanding common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock:
Balance, beginning of the period	113,856,628	113,215,632	113,368,811	112,940,595
Shares issued under employee stock plans and exercises of stock options	82,196	117,796	744,161	518,284
Shares withheld related to net share settlement	(4,565)	(20,386)	(178,713)	(145,837)
Balance, end of the period	113,934,259	113,313,042	113,934,259	113,313,042
Treasury stock:
Balance, beginning of the period	(459,083)	—	—	—
Repurchases of common stock	—	—	(459,083)	—
Balance, end of the period	(459,083)	—	(459,083)	—
Shares outstanding at end of the period	113,475,176	113,313,042	113,475,176	113,313,042

13. Stock-Based Compensation

In 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorizes up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance share units, performance units, cash-based awards or other stock-based awards. The number of shares of common stock for which awards may be issued may not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan serves as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continue to be outstanding and subject to their terms and conditions. As of September 30, 2020, approximately 1.9 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

Stock Options

A summary of the stock option awards granted under the prior plan is shown below:

	Shares Subject to Options Outstanding
Nine Months Ended September 30, 2020	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of the period	3,025,587	$9.83
Exercised	(286,443)	6.88
Outstanding and exercisable at end of the period	2,739,144	$10.14	2.6	$64,672
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $33.75, as reported on the Nasdaq Global Market on September 30, 2020.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
No options were granted, forfeited or expired during the nine months ended September 30, 2020. The total intrinsic value of the options exercised for the three months ended September 30, 2020, and 2019, was $1,121 and $1,035, respectively. The total intrinsic value of the options exercised for the nine months ended September 30, 2020, and 2019, was $4,880 and $2,310, respectively. The total fair value of stock options vested for the three months ended September 30, 2020, and 2019, was $451 and $76, respectively. The total fair value of stock options vested for the nine months ended September 30, 2020, and 2019, was $784 and $175, respectively.

Restricted Stock Units

A summary of the RSUs is shown below:

	RSUs
Nine Months Ended September 30, 2020	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the period	1,033,631	$23.98
Granted	561,497	21.46
Vested	(457,718)	23.70
Non-vested at end of the period	1,137,410	$22.85

The weighted-average grant date fair value of RSUs granted for the nine months ended September 30, 2020, and 2019, was $21.46 and $25.58, respectively. The total fair value of the RSUs vested for the three months ended September 30, 2020, and 2019, was $395 and $1,513, respectively. The total fair value of the RSUs vested for the nine months ended September 30, 2020, and 2019, was $10,850 and $8,932, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $3,158 and $2,785 for the three months ended September 30, 2020, and 2019, respectively, and $9,336 and $8,277 for the nine months ended September 30, 2020, and 2019, respectively.

As of September 30, 2020, the Company had approximately $18,920 of unrecognized stock-based compensation expense related to RSUs awards. This unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years based on vesting under the award service conditions.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
14. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to NGHC	$109,969	$71,154	$377,302	$240,788
Preferred stock dividends - nonconvertible	(7,875)	(7,875)	(23,625)	(23,625)
Preferred stock dividends - convertible	—	—	(1,050)	(1,050)
Numerator for basic EPS	102,094	63,279	352,627	216,113
Effect of dilutive securities:
Preferred stock dividends - convertible	—	—	1,050	1,050
Numerator for diluted EPS - after assumed conversions	$102,094	$63,279	$353,677	$217,163
Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,418,411	113,263,367	113,505,785	113,153,121
Effect of dilutive securities:
Employee stock options	1,924,602	1,823,012	1,654,114	1,881,295
RSUs	533,888	262,637	282,480	263,635
Convertible preferred stock	789,473	789,473	789,473	789,473
Dilutive potential common shares	3,247,963	2,875,122	2,726,067	2,934,403
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,666,374	116,138,489	116,231,852	116,087,524
EPS attributable to NGHC common stockholders:
Basic EPS	$0.90	$0.56	$3.11	$1.91
Diluted EPS	$0.88	$0.54	$3.04	$1.87

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

As of September 30, 2020, and December 31, 2019, the Company had a receivable principal amount related to the ACP Re Credit Agreement of $130,784 and $129,229, respectively. The Company recorded interest income of $1,210 and $1,195 for the three months ended September 30, 2020, and 2019, respectively, and $3,615 and $3,571 for the nine months ended September 30, 2020, and 2019, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at September 30, 2020, and December 31, 2019, based on the collateral levels maintained.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $207 in rent for both the three months ended September 30, 2020, and 2019, respectively, and $622 in rent for both the nine months ended September 30, 2020, and 2019, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $111 and $78 in rent for the three months ended September 30, 2020, and 2019, respectively, and $329 and $231 in rent for the nine months ended September 30, 2020, and 2019, respectively.

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

The following tables summarize the results of operations of the operating segments:

	Three Months Ended September 30, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,277,190	$195,937	$—	$1,473,127
Ceded premiums	(186,264)	(21,607)	—	(207,871)
Net premium written	1,090,926	174,330	—	1,265,256
Change in unearned premium	(87,757)	1,074	—	(86,683)
Net earned premium	1,003,169	175,404	—	1,178,573
Ceding commission income	30,519	205	—	30,724
Service and fee income	96,372	88,597	—	184,969
Total underwriting revenues	1,130,060	264,206	—	1,394,266
Underwriting expenses:
Loss and loss adjustment expense	696,216	77,948	—	774,164
Acquisition costs and other underwriting expenses	189,367	79,278	—	268,645
General and administrative expenses	182,146	58,892	3,573	244,611
Total underwriting expenses	1,067,729	216,118	3,573	1,287,420
Underwriting income	62,331	48,088	(3,573)	106,846
Net investment income	—	—	28,904	28,904
Net gain on investments	—	—	19,839	19,839
Interest expense	—	—	(11,292)	(11,292)
Provision for income taxes	—	—	(27,428)	(27,428)
Net (income) attributable to noncontrolling interest	—	—	(6,900)	(6,900)
Net income attributable to NGHC	$62,331	$48,088	$(450)	$109,969

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$1,272,602	$162,555	$—	$1,435,157
Ceded premiums	(385,347)	(15,206)	—	(400,553)
Net premium written	887,255	147,349	—	1,034,604
Change in unearned premium	(2,520)	21,554	—	19,034
Net earned premium	884,735	168,903	—	1,053,638
Ceding commission income	55,326	2,261	—	57,587
Service and fee income	97,890	63,736	—	161,626
Total underwriting revenues	1,037,951	234,900	—	1,272,851
Underwriting expenses:
Loss and loss adjustment expense	674,722	70,612	—	745,334
Acquisition costs and other underwriting expenses	161,876	47,214	—	209,090
General and administrative expenses	195,567	68,297	—	263,864
Total underwriting expenses	1,032,165	186,123	—	1,218,288
Underwriting income	5,786	48,777	—	54,563
Net investment income	—	—	33,740	33,740
Net gain on investments	—	—	1,581	1,581
Interest expense	—	—	(12,898)	(12,898)
Provision for income taxes	—	—	(16,747)	(16,747)
Net loss attributable to noncontrolling interest	—	—	10,915	10,915
Net income attributable to NGHC	$5,786	$48,777	$16,591	$71,154

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$3,718,663	$572,619	$—	$4,291,282
Ceded premiums	(739,654)	(61,861)	—	(801,515)
Net premium written	2,979,009	510,758	—	3,489,767
Change in unearned premium	(168,570)	(1,851)	—	(170,421)
Net earned premium	2,810,439	508,907	—	3,319,346
Ceding commission income	126,433	1,236	—	127,669
Service and fee income	295,813	249,189	—	545,002
Total underwriting revenues	3,232,685	759,332	—	3,992,017
Underwriting expenses:
Loss and loss adjustment expense	1,840,404	226,204	—	2,066,608
Acquisition costs and other underwriting expenses	511,622	214,643	—	726,265
General and administrative expenses	594,381	176,635	3,573	774,589
Total underwriting expenses	2,946,407	617,482	3,573	3,567,462
Underwriting income	286,278	141,850	(3,573)	424,555
Net investment income	—	—	90,322	90,322
Net gain on investments	—	—	18,136	18,136
Interest expense	—	—	(34,851)	(34,851)
Provision for income taxes	—	—	(106,107)	(106,107)
Net (income) attributable to noncontrolling interest	—	—	(14,753)	(14,753)
Net income attributable to NGHC	$286,278	$141,850	$(50,826)	$377,302

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Nine Months Ended September 30, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$3,666,072	$592,771	$—	$4,258,843
Ceded premiums	(971,643)	(92,534)	—	(1,064,177)
Net premium written	2,694,429	500,237	—	3,194,666
Change in unearned premium	(142,515)	(3,705)	—	(146,220)
Net earned premium	2,551,914	496,532	—	3,048,446
Ceding commission income	178,533	8,780	—	187,313
Service and fee income	298,356	177,685	—	476,041
Total underwriting revenues	3,028,803	682,997	—	3,711,800
Underwriting expenses:
Loss and loss adjustment expense	1,870,993	241,685	—	2,112,678
Acquisition costs and other underwriting expenses	462,071	153,063	—	615,134
General and administrative expenses	571,498	188,227	—	759,725
Total underwriting expenses	2,904,562	582,975	—	3,487,537
Underwriting income	124,241	100,022	—	224,263
Net investment income	—	—	102,316	102,316
Net loss on investments	—	—	(3,627)	(3,627)
Interest expense	—	—	(38,822)	(38,822)
Provision for income taxes	—	—	(61,494)	(61,494)
Net loss attributable to noncontrolling interest	—	—	18,152	18,152
Net income attributable to NGHC	$124,241	$100,022	$16,525	$240,788

The following tables summarize the financial position of the operating segments:

	September 30, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,379,512	$197,487	$21,317	$1,598,316
Deferred acquisition costs	257,294	27,669	—	284,963
Reinsurance recoverable, net	1,260,791	26,061	—	1,286,852
Prepaid reinsurance premiums	458,578	382	—	458,960
Goodwill and Intangible assets, net	420,779	104,523	—	525,302
Prepaid and other assets	49,533	12,257	5,100	66,890
Corporate and other assets	—	—	6,002,973	6,002,973
Total assets	$3,826,487	$368,379	$6,029,390	$10,224,256

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,292,813	$131,877	$4,258	$1,428,948
Deferred acquisition costs	239,293	24,230	—	263,523
Reinsurance recoverable, net	1,377,284	17,024	—	1,394,308
Prepaid reinsurance premiums	575,712	35	—	575,747
Goodwill and Intangible assets, net	436,724	108,427	—	545,151
Prepaid and other assets	56,960	32,852	4,830	94,642
Corporate and other assets	—	—	5,454,215	5,454,215
Total assets	$3,978,786	$314,445	$5,463,303	$9,756,534

The following tables summarize service and fee income by source within each operating segment:

	Three Months Ended September 30,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Finance and processing fees	$32,237	$2,546	$34,783	$33,637	$800	$34,437
Commission revenue	11,799	21,836	33,635	21,333	16,353	37,686
Group health administrative fees	—	31,147	31,147	—	25,808	25,808
Installment fees	26,789	—	26,789	23,464	—	23,464
Late payment fees	8,324	16	8,340	9,251	72	9,323
Other service and fee income	17,223	33,052	50,275	10,205	20,703	30,908
Total	$96,372	$88,597	$184,969	$97,890	$63,736	$161,626
NGHC	$94,744	$88,597	$183,341	$96,305	$63,736	$160,041
Reciprocal Exchanges	1,628	—	1,628	1,585	—	1,585
Total	$96,372	$88,597	$184,969	$97,890	$63,736	$161,626

	Nine Months Ended September 30,
	2020			2019
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$48,466	$75,822	$124,288	$68,193	$57,097	$125,290
Finance and processing fees	96,212	7,222	103,434	98,218	3,710	101,928
Group health administrative fees	—	91,658	91,658	—	73,861	73,861
Installment fees	78,282	—	78,282	72,782	—	72,782
Late payment fees	23,905	41	23,946	26,061	249	26,310
Other service and fee income	48,948	74,446	123,394	33,102	42,768	75,870
Total	$295,813	$249,189	$545,002	$298,356	$177,685	$476,041
NGHC	$290,692	$249,189	$539,881	$293,885	$177,685	$471,570
Reciprocal Exchanges	5,121	—	5,121	4,471	—	4,471
Total	$295,813	$249,189	$545,002	$298,356	$177,685	$476,041

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables show an analysis of premiums and fee income by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Premium Written	2020	2019	2020	2019
Property and Casualty
Personal Auto	$741,306	$705,709	$2,148,730	$2,083,702
Homeowners	210,721	201,977	581,185	544,056
RV/Packaged	59,191	55,631	170,120	168,796
Small Business Auto	62,159	76,987	195,628	246,694
Lender-placed Insurance	96,327	97,468	295,693	232,265
Other	9,099	16,563	38,631	45,577
Total Property and Casualty	1,178,803	1,154,335	3,429,987	3,321,090
Accident and Health
Group	89,852	73,223	266,857	213,197
Individual	106,085	85,728	305,762	252,719
International	—	3,604	—	126,855
Total Accident and Health	195,937	162,555	572,619	592,771
Total NGHC	$1,374,740	$1,316,890	$4,002,606	$3,913,861
Reciprocal Exchanges
Personal Auto	$33,561	$39,166	$102,752	$120,012
Homeowners	63,935	78,079	183,331	222,019
Other	891	1,022	2,593	2,951
Total Reciprocal Exchanges	$98,387	$118,267	$288,676	$344,982
Total Gross Premium Written	$1,473,127	$1,435,157	$4,291,282	$4,258,843

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Premium Written	2020	2019	2020	2019
Property and Casualty
Personal Auto	$650,889	$560,032	$1,886,438	$1,730,904
Homeowners	217,960	82,601	390,760	276,250
RV/Packaged	57,834	52,283	165,694	162,047
Small Business Auto	47,556	56,615	152,584	196,221
Lender-placed Insurance	82,599	61,579	224,742	140,863
Other	4,597	6,860	16,737	15,684
Total Property and Casualty	1,061,435	819,970	2,836,955	2,521,969
Accident and Health
Group	70,672	59,001	209,360	170,911
Individual	103,658	85,541	301,398	252,316
International	—	2,807	—	77,010
Total Accident and Health	174,330	147,349	510,758	500,237
Total NGHC	$1,235,765	$967,319	$3,347,713	$3,022,206
Reciprocal Exchanges
Personal Auto	$10,323	$67,154	$73,678	$101,460
Homeowners	18,166	(2,047)	66,758	68,180
Other	1,002	2,178	1,618	2,820
Total Reciprocal Exchanges	$29,491	$67,285	$142,054	$172,460
Total Net Premium Written	$1,265,256	$1,034,604	$3,489,767	$3,194,666

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Earned Premium	2020	2019	2020	2019
Property and Casualty
Personal Auto	$632,781	$568,346	$1,773,831	$1,621,734
Homeowners	130,278	86,525	321,129	272,591
RV/Packaged	52,126	51,023	148,374	150,739
Small Business Auto	53,158	62,265	166,316	189,957
Lender-placed Insurance	77,441	56,599	218,210	158,595
Other	3,287	2,860	16,098	8,893
Total Property and Casualty	949,071	827,618	2,643,958	2,402,509
Accident and Health
Group	70,670	59,009	209,372	170,921
Individual	104,734	85,971	299,535	252,122
International	—	23,923	—	73,489
Total Accident and Health	175,404	168,903	508,907	496,532
NGHC Total	$1,124,475	$996,521	$3,152,865	$2,899,041
Reciprocal Exchanges
Personal Auto	$24,654	$33,953	$89,291	$65,907
Homeowners	28,963	22,759	76,037	82,475
Other	481	405	1,153	1,023
Total Reciprocal Exchanges	$54,098	$57,117	$166,481	$149,405
Total Net Earned Premium	$1,178,573	$1,053,638	$3,319,346	$3,048,446

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Income	2020	2019	2020	2019
Property and Casualty
Service and Fee Income	$94,744	$96,305	$290,692	$293,885
Ceding Commission Income	21,567	40,260	92,657	128,087
Total Property and Casualty	116,311	136,565	383,349	421,972
Accident and Health
Service and Fee Income
Group	44,306	34,848	128,029	98,084
Individual	2,379	2,128	6,861	5,506
Third-Party Fee	41,912	26,760	114,299	74,095
Total Service and Fee Income	88,597	63,736	249,189	177,685
Ceding Commission Income	205	2,261	1,236	8,780
Total Accident and Health	88,802	65,997	250,425	186,465
NGHC Total	$205,113	$202,562	$633,774	$608,437
Reciprocal Exchanges
Service and Fee Income	$1,628	$1,585	$5,121	$4,471
Ceding Commission Income	8,952	15,066	33,776	50,446
Total Reciprocal Exchanges	$10,580	$16,651	$38,897	$54,917
Total Fee Income	$215,693	$219,213	$672,671	$663,354

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Note on Forward-Looking Statements

This current report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “may,” “will,” “plan,” “expect,” “project,” “intend,” “estimate,” “anticipate” and “believe” or their variations or similar terminology. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, plans and expectations related to our proposed merger with The Allstate Corporation (“Allstate”), including anticipated timing for closing of the merger, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Allstate, the inability to complete the proposed merger due to the failure to obtain regulatory approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger, the possibility that competing offers will be made, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the potential effect of changes in LIBOR reporting practices, the effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business, including our investment portfolio, and the national and global economy generally, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of investments, development of claims and the effect on loss reserves, large loss activity including hurricanes and wildfires, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, the effect of unpredictable catastrophic losses, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with third-party vendors or agencies, breaches in data security or other disruptions involving our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, “Risk Factors, in this quarterly report on Form 10-Q, and our other quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Our products in the A&H segment include group, individual and third-party fees. The group product includes revenue from our small group self-funded product. The individual product line includes revenue from our supplemental products including short-term medical, accident/AD&D, hospital indemnity, cancer/critical illness, dental and term life insurance. Third-party fees include commission and general agent fees for selling policies issued by third-party insurance companies and fees generated through selling our technology products to third parties.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the nine months ended September 30, 2020, our annualized operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.5x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we can invest cash from premiums for significant periods. We invest our capital and surplus following state and regulatory guidelines. Our net investment income was $90.3 million and $102.3 million for the nine months ended September 30, 2020, and 2019, respectively. We held 4.5% and 3.3% of our total invested assets in cash, cash equivalents and restricted cash as of September 30, 2020, and December 31, 2019, respectively.

Our most significant balance sheet liability is our unpaid loss and LAE reserves. As of September 30, 2020, and December 31, 2019, our reserves, net of reinsurance recoverable on unpaid losses, were $1.8 billion and $1.8 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations, and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

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

On July 7, 2020, the Company, The Allstate Corporation, a Delaware corporation (“Allstate”), and Bluebird Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Allstate (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Allstate. At a special meeting of stockholders of the Company held on September 30, 2020, the Company’s stockholders approved by the requisite vote a proposal to approve the Merger. The Merger remains subject to regulatory approval and the satisfaction of other customary conditions. The Company expects the Merger to close in the first quarter of 2021.

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

For more information related to recent accounting pronouncements that we adopted during the nine months ended September 30, 2020, see Note 2, “Recent Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

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

Net gains and losses on investments. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable; conversely, net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we establish a credit loss allowance on our debt securities as a result of specific credit concerns. For debt securities classified as available-for-sale, other than the allowance for credit losses, we report net unrealized gains and losses within accumulated other comprehensive income in our balance sheet. We report all gains and losses on equity securities as well as other income, including bargain purchase gain or the gain on sale of a business, within net gains (losses) on investments in our statement of income. Net gains and losses on investments also include foreign exchange gains and losses which are generated by the remeasurement of financial statement balances that are denominated or stated in another currency into the functional currency.

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

Net operating expense (non-GAAP). These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income, service and fee income and other general and administrative expenses (M&A advisory cost).

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

Net operating expense ratio, net operating expense ratio before amortization and impairment, net combined ratio and net combined ratio before amortization and impairment are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income and service and fee income, and is therefore a non-GAAP measure. We use net operating expense ratio (non-GAAP), net operating expense ratio before amortization and impairment (non-GAAP), net combined ratio (non-GAAP) and net combined ratio before amortization and impairment (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by us. For a reconciliation of net operating expense, see “Results of Operations - Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2020, and 2019, (Unaudited)” below.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2020, and 2019, (Unaudited)

	Three Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,374,740	$98,387	$—	$1,473,127	$1,316,890	$118,267	$—	$1,435,157
Ceded premiums	(138,975)	(68,896)	—	(207,871)	(349,571)	(50,982)	—	(400,553)
Net premium written	$1,235,765	$29,491	$—	$1,265,256	$967,319	$67,285	$—	$1,034,604
Change in unearned premium	(111,290)	24,607	—	(86,683)	29,202	(10,168)	—	19,034
Net earned premium	$1,124,475	$54,098	$—	$1,178,573	$996,521	$57,117	$—	$1,053,638
Ceding commission income	21,772	8,952	—	30,724	42,521	15,066	—	57,587
Service and fee income	198,353	1,628	(15,012)	184,969	179,293	1,585	(19,252)	161,626
Total underwriting revenues	$1,344,600	$64,678	$(15,012)	$1,394,266	$1,218,335	$73,768	$(19,252)	$1,272,851
Underwriting expenses:
Loss and loss adjustment expense	731,722	42,442	—	774,164	698,064	47,270	—	745,334
Acquisition costs and other underwriting expenses	252,444	16,201	—	268,645	193,521	15,569	—	209,090
General and administrative expenses	247,241	12,382	(15,012)	244,611	258,583	24,533	(19,252)	263,864
Total underwriting expenses	$1,231,407	$71,025	$(15,012)	$1,287,420	$1,150,168	$87,372	$(19,252)	$1,218,288
Underwriting income (loss)	$113,193	$(6,347)	$—	$106,846	$68,167	$(13,604)	$—	$54,563
Net investment income	28,019	2,254	(1,369)	28,904	33,451	2,160	(1,871)	33,740
Net gain (loss) on investments	6,736	13,103	—	19,839	1,718	(137)	—	1,581
Interest expense	(11,292)	(1,369)	1,369	(11,292)	(12,898)	(1,871)	1,871	(12,898)
Income (loss) before provision (benefit) for income taxes	$136,656	$7,641	$—	$144,297	$90,438	$(13,452)	$—	$76,986
Provision (benefit) for income taxes	26,687	741	—	27,428	19,284	(2,537)	—	16,747
Net income (loss)	$109,969	$6,900	$—	$116,869	$71,154	$(10,915)	$—	$60,239
Net (income) loss attributable to noncontrolling interest	—	(6,900)	—	(6,900)	—	10,915	—	10,915
Net income attributable to NGHC	$109,969	$—	$—	$109,969	$71,154	$—	$—	$71,154
Dividends on preferred stock	(7,875)	—	—	(7,875)	(7,875)	—	—	(7,875)
Net income attributable to NGHC common stockholders	$102,094	$—	$—	$102,094	$63,279	$—	$—	$63,279

	Three Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	65.1%	78.5%	—%	65.7%	70.1%	82.8%	—%	70.7%
Net operating expense ratio (non-GAAP)	24.5%	33.3%	—%	24.9%	23.1%	41.1%	—%	24.1%
Net combined ratio (non-GAAP)	89.6%	111.8%	—%	90.6%	93.2%	123.9%	—%	94.8%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	65.1%	78.5%	—%	65.7%	70.1%	82.8%	—%	70.7%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	33.2%	—%	24.6%	22.4%	41.0%	—%	23.4%
Net combined ratio before amortization and impairment (non-GAAP)	89.2%	111.7%	—%	90.3%	92.5%	123.8%	—%	94.1%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$1,242,699	$72,394	$(16,381)	$1,298,712	$1,163,066	$89,243	$(21,123)	$1,231,186
Less: Loss and loss adjustment expense	731,722	42,442	—	774,164	698,064	47,270	—	745,334
Less: Interest expense	11,292	1,369	(1,369)	11,292	12,898	1,871	(1,871)	12,898
Less: Ceding commission income	21,772	8,952	—	30,724	42,521	15,066	—	57,587
Less: Service and fee income	198,353	1,628	(15,012)	184,969	179,293	1,585	(19,252)	161,626
Less: Other general and administrative expenses	3,573	—	—	3,573	—	—	—	—
Net operating expense	$275,987	$18,003	$—	$293,990	$230,290	$23,451	$—	$253,741
Net earned premium	$1,124,475	$54,098	$—	$1,178,573	$996,521	$57,117	$—	$1,053,638
Net operating expense ratio (non-GAAP)	24.5%	33.3%	—%	24.9%	23.1%	41.1%	—%	24.1%

Net operating expense	$275,987	$18,003	$—	$293,990	$230,290	$23,451	$—	$253,741
Less: Non-cash amortization of intangible assets	4,427	33	—	4,460	6,788	18	—	6,806
Net operating expense before amortization and impairment	$271,560	$17,970	$—	$289,530	$223,502	$23,433	$—	$246,935
Net earned premium	$1,124,475	$54,098	$—	$1,178,573	$996,521	$57,117	$—	$1,053,638
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	33.2%	—%	24.6%	22.4%	41.0%	—%	23.4%

Consolidated Results of Operations for the Nine Months Ended September 30, 2020, and 2019, (Unaudited)

	Nine Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$4,002,606	$288,676	$—	$4,291,282	$3,913,861	$344,982	$—	$4,258,843
Ceded premiums	(654,893)	(146,622)	—	(801,515)	(891,655)	(172,522)	—	(1,064,177)
Net premium written	$3,347,713	$142,054	$—	$3,489,767	$3,022,206	$172,460	$—	$3,194,666
Change in unearned premium	(194,848)	24,427	—	(170,421)	(123,165)	(23,055)	—	(146,220)
Net earned premium	$3,152,865	$166,481	$—	$3,319,346	$2,899,041	$149,405	$—	$3,048,446
Ceding commission income	93,893	33,776	—	127,669	136,867	50,446	—	187,313
Service and fee income	581,533	5,121	(41,652)	545,002	525,730	4,471	(54,160)	476,041
Total underwriting revenues	$3,828,291	$205,378	$(41,652)	$3,992,017	$3,561,638	$204,322	$(54,160)	$3,711,800
Underwriting expenses:
Loss and loss adjustment expense	1,951,792	114,816	—	2,066,608	1,988,094	124,584	—	2,112,678
Acquisition costs and other underwriting expenses	689,467	36,798	—	726,265	582,805	32,329	—	615,134
General and administrative expenses	765,438	50,803	(41,652)	774,589	746,243	67,642	(54,160)	759,725
Total underwriting expenses	$3,406,697	$202,417	$(41,652)	$3,567,462	$3,317,142	$224,555	$(54,160)	$3,487,537
Underwriting income (loss)	$421,594	$2,961	$—	$424,555	$244,496	$(20,233)	$—	$224,263
Net investment income	88,289	6,449	(4,416)	90,322	103,683	6,454	(7,821)	102,316
Net gain (loss) on investments	6,179	11,957	—	18,136	(2,790)	(837)	—	(3,627)
Interest expense	(34,851)	(4,416)	4,416	(34,851)	(38,822)	(7,821)	7,821	(38,822)
Income (loss) before provision (benefit) for income taxes	$481,211	$16,951	$—	$498,162	$306,567	$(22,437)	$—	$284,130
Provision (benefit) for income taxes	103,909	2,198	—	106,107	65,779	(4,285)	—	61,494
Net income (loss)	$377,302	$14,753	$—	$392,055	$240,788	$(18,152)	$—	$222,636
Net (income) loss attributable to noncontrolling interest	—	(14,753)	—	(14,753)	—	18,152	—	18,152
Net income attributable to NGHC	$377,302	$—	$—	$377,302	$240,788	$—	$—	$240,788
Dividends on preferred stock	(24,675)	—	—	(24,675)	(24,675)	—	—	(24,675)
Net income attributable to NGHC common stockholders	$352,627	$—	$—	$352,627	$216,113	$—	$—	$216,113

	Nine Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	61.9%	69.0%	—%	62.3%	68.6%	83.4%	—%	69.3%
Net operating expense ratio (non-GAAP)	24.6%	29.3%	—%	24.8%	23.0%	30.2%	—%	23.3%
Net combined ratio (non-GAAP)	86.5%	98.3%	—%	87.1%	91.6%	113.6%	—%	92.6%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	61.9%	69.0%	—%	62.3%	68.6%	83.4%	—%	69.3%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	29.2%	—%	24.3%	22.3%	30.1%	—%	22.6%
Net combined ratio before amortization and impairment (non-GAAP)	86.0%	98.2%	—%	86.6%	90.9%	113.5%	—%	91.9%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$3,441,548	$206,833	$(46,068)	$3,602,313	$3,355,964	$232,376	$(61,981)	$3,526,359
Less: Loss and loss adjustment expense	1,951,792	114,816	—	2,066,608	1,988,094	124,584	—	2,112,678
Less: Interest expense	34,851	4,416	(4,416)	34,851	38,822	7,821	(7,821)	38,822
Less: Ceding commission income	93,893	33,776	—	127,669	136,867	50,446	—	187,313
Less: Service and fee income	581,533	5,121	(41,652)	545,002	525,730	4,471	(54,160)	476,041
Less: Other general and administrative expenses	3,573	—	—	3,573	—	—	—	—
Net operating expense	$775,906	$48,704	$—	$824,610	$666,451	$45,054	$—	$711,505
Net earned premium	$3,152,865	$166,481	$—	$3,319,346	$2,899,041	$149,405	$—	$3,048,446
Net operating expense ratio (non-GAAP)	24.6%	29.3%	—%	24.8%	23.0%	30.2%	—%	23.3%

Net operating expense	$775,906	$48,704	$—	$824,610	$666,451	$45,054	$—	$711,505
Less: Non-cash amortization of intangible assets	16,272	93	—	16,365	21,093	41	—	21,134
Net operating expense before amortization and impairment	$759,634	$48,611	$—	$808,245	$645,358	$45,013	$—	$690,371
Net earned premium	$3,152,865	$166,481	$—	$3,319,346	$2,899,041	$149,405	$—	$3,048,446
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	29.2%	—%	24.3%	22.3%	30.1%	—%	22.6%

In 2017, we entered into auto and homeowners quota share agreements (collectively, the “Quota Shares”). Effective January 1, 2020, under the quota share agreement we cede 5.0% of net liability under new and renewal auto policies written, compared to 7.0%, and 10.0% of net liability ceded effective January 1, 2019, and July 1, 2019, respectively. From July 1, 2019, to June 30, 2020, under the homeowners’ quota share agreement we ceded 40.0% of net liability. Effective July 1, 2020, we cede 20.0% of net liability under homeowners policies.

In August 2019, we completed the acquisition of National Farmers Union Property and Casualty Company (“Farmers Union Insurance”). In December 2019, we sold our Euro Accident Health and Care Insurance Sweden operation (“Euroaccident”).

As a result of these transactions, comparisons between the results for the three and nine months ended September 30, 2020, and 2019, will be less meaningful.

Consolidated Results of Operations for the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $38.0 million, from $1,435.2 million for the three months ended September 30, 2019, to $1,473.1 million for the three months ended September 30, 2020. The P&C segment increased by $4.6 million; while the A&H segment increased by $33.4 million, due to an increase in the small group self-funded and individual products.

Net premium written. Net premium written increased by $230.7 million, or 22.3%, from $1,034.6 million for the three months ended September 30, 2019, to $1,265.3 million for the three months ended September 30, 2020. Net premium written for the P&C segment increased by $203.7 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a decrease in ceded written premium to the Quota Shares. Net premium written for the A&H segment increased by $27.0 million for the three months ended September 30, 2020, compared to the same period in 2019, due to an increase in the small group self-funded and individual products ($29.8 million).

Net earned premium. Net earned premium increased by $124.9 million, or 11.9%, from $1,053.6 million for the three months ended September 30, 2019, to $1,178.6 million for the three months ended September 30, 2020. The change by segment was: P&C increased by $118.4 million and A&H increased by $6.5 million. The increase in the P&C segment was primarily due to an increase in organic growth ($22.1 million), and a decrease in ceded earned premium to the Quota Shares ($86.6 million). The increase in the A&H segment was attributable to an increase in the small group self-funded and individual products ($30.4 million), partially offset by the sale of Euroaccident in 2019 ($23.9 million).

Ceding commission income. Ceding commission income decreased by $26.9 million, or 46.6%, from $57.6 million for the three months ended September 30, 2019, to $30.7 million for the three months ended September 30, 2020, driven by a decrease in ceded earned premium.

Service and fee income. Service and fee income increased by $23.3 million, or 14.4%, from $161.6 million for the three months ended September 30, 2019, to $185.0 million for the three months ended September 30, 2020, primarily due to an increase of $24.9 million in the A&H segment related to growth in the group administration fees and third party technology fees, third party technology fees are included in other service and fee income.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$34,783	$34,437	$346	1.0%
Commission revenue	33,635	37,686	(4,051)	(10.7)%
Group health administrative fees	31,147	25,808	5,339	20.7%
Installment fees	26,789	23,464	3,325	14.2%
Late payment fees	8,340	9,323	(983)	(10.5)%
Other service and fee income	50,275	30,908	19,367	62.7%
Total	$184,969	$161,626	$23,343	14.4%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $28.8 million, from $745.3 million for the three months ended September 30, 2019, to $774.2 million for the three months ended September 30, 2020, primarily reflecting lower claims frequency ($25.4 million), offset by a decrease in losses ceded to the Quota Shares ($43.2 million). The changes by segment were: P&C increased by $21.5 million and A&H increased by $7.3 million.

Loss and LAE for the three months ended September 30, 2020, included $8.2 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $2.4 million of favorable loss development in the P&C segment, driven by small business auto, and $5.8 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical. Loss and LAE for the three months ended September 30, 2019, included $5.9 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $12.9 million of unfavorable loss development in the P&C segment, primarily driven by small business auto, and $18.8 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical.

Our consolidated net loss ratio decreased from 70.7% for the three months ended September 30, 2019, to 65.7% for the three months ended September 30, 2020, primarily reflecting the above items.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $59.6 million, or 28.5%, from $209.1 million for the three months ended September 30, 2019, to $268.6 million for the three months ended September 30, 2020, due to an increase of $27.5 million in the P&C segment, primarily due to organic growth and higher costs and expenses due to decreased ceded earned premium to the Quota Shares; and an increase of $32.1 million in the A&H segment, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses decreased by $19.3 million, or 7.3%, from $263.9 million for the three months ended September 30, 2019, to $244.6 million for the three months ended September 30, 2020, due to a decrease of $13.4 million in the P&C segment, primarily due to a decrease in the Reciprocal Exchanges; while the A&H segment decreased by $9.4 million, primarily a decrease from the sale of Euroaccident in 2019. Other corporate expenses were $3.6 million for the three months ended September 30, 2020.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $40.2 million, or 15.9%, from $253.7 million for the three months ended September 30, 2019, to $294.0 million for the three months ended September 30, 2020, driven by an increase of $40.4 million from the P&C segment, primarily due to organic growth and higher costs and expenses due to decreased ceded earned premium to the Quota Shares.

The consolidated net operating expense ratio increased from 24.1% for the three months ended September 30, 2019, to 24.9% for the three months ended September 30, 2020. Excluding the Reciprocal Exchanges, the net operating expense ratio was 24.5% and 23.1% for the three months ended September 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net operating expense ratio was 33.3% and 41.1% for the three months ended September 30, 2020, and 2019, respectively.

Consolidated Results of Operations for the Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $32.4 million, from $4,258.8 million for the nine months ended September 30, 2019, to $4,291.3 million for the nine months ended September 30, 2020.The P&C segment increased by $52.6 million, primarily as a result of the acquisition of Farmers Union Insurance ($109.6 million), partially offset by a decrease in the Reciprocal Exchanges ($56.3 million). The A&H segment decreased by $20.2 million, due to the sale of Euroaccident in 2019 ($126.9 million), partially offset by an increase in the small group self-funded and individual products ($106.7 million).

Net premium written. Net premium written increased by $295.1 million, or 9.2%,from $3,194.7 million for the nine months ended September 30, 2019, to $3,489.8 million for the nine months ended September 30, 2020. Net premium written for the P&C segment increased by $284.6 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to the increase in gross premium written and a reduction in ceded written premium to the Quota Shares ($209.8 million), partially offset by a decrease in the Reciprocal Exchanges ($30.4 million). Net premium written for the A&H segment increased by $10.5 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to an increase in the small group self-funded and individual products, offset by the sale of Euroaccident in 2019.

Net earned premium. Net earned premium increased by $270.9 million, or 8.9%, from $3,048.4 million for the nine months ended September 30, 2019, to $3,319.3 million for the nine months ended September 30, 2020. The change by segment was: P&C increased by $258.5 million and A&H increased by $12.4 million. The increase in the P&C segment was attributable to the increase in net premium written, a decrease in ceded earned premium to the Quota Shares ($119.0 million) and an increase in the Reciprocal Exchanges ($17.1 million). The increase in the A&H segment was attributable to an increase in the small group self-funded and individual products ($85.9 million), offset by the sale of Euroaccident in 2019 ($73.5 million).

Ceding commission income. Ceding commission income decreased by $59.6 million, or 31.8%, from $187.3 million for the nine months ended September 30, 2019, to $127.7 million for the nine months ended September 30, 2020, primarily driven by a decrease in ceded earned premium.

Service and fee income. Service and fee income increased by $69.0 million, or 14.5%, from $476.0 million for the nine months ended September 30, 2019, to $545.0 million for the nine months ended September 30, 2020, primarily due to an increase of $71.5 million in the A&H segment related to growth in the group administration fees and third party technology fees, third party technology fees are included in other service and fee income.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Commission revenue	$124,288	$125,290	$(1,002)	(0.8)%
Finance and processing fees	103,434	101,928	1,506	1.5%
Group health administrative fees	91,658	73,861	17,797	24.1%
Installment fees	78,282	72,782	5,500	7.6%
Late payment fees	23,946	26,310	(2,364)	(9.0)%
Other service and fee income	123,394	75,870	47,524	62.6%
Total	$545,002	$476,041	$68,961	14.5%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $46.1 million, from $2,112.7 million for the nine months ended September 30, 2019, to $2,066.6 million for the nine months ended September 30, 2020, primarily reflecting lower claims frequency ($143.5 million) and the sale of Euroaccident in 2019 ($38.0 million), offset by the acquisition of Farmers Union Insurance ($57.2 million) and a decrease in losses ceded to the Quota Shares ($65.5 million). The changes by segment were: P&C decreased by $30.6 million and A&H decreased by $15.5 million.

Loss and LAE for the nine months ended September 30, 2020, included $10.7 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $11.3 million of unfavorable loss development in the P&C segment, driven by small business auto, and $22.1 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical. Loss and LAE for the nine months ended September 30, 2019, included $18.7 million of favorable loss development on prior accident year loss and LAE reserves. This loss development was composed of $19.1 million of unfavorable loss development in the P&C segment, driven by small business auto, and $37.8 million of favorable loss development in the A&H segment, driven by the small group self-funded business and short term medical.

The consolidated net loss ratio decreased from 69.3% for the nine months ended September 30, 2019, to 62.3% for the nine months ended September 30, 2020, primarily reflecting the above items.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $111.1 million, or 18.1%, from $615.1 million for the nine months ended September 30, 2019, to $726.3 million for the nine months ended September 30, 2020, due to an increase of $49.6 million in the P&C segment, primarily due to the acquisition of Farmers Union Insurance and higher costs and expenses due to decreased ceded earned premium to the Quota Shares; and an increase of $61.6 million in the A&H segment, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses increased by $14.9 million, from $759.7 million for the nine months ended September 30, 2019, to $774.6 million for the nine months ended September 30, 2020, due to an increase of $22.9 million in the P&C segment, primarily due to organic growth and the acquisition of Farmers Union Insurance; and a decrease of $11.6 million in the A&H segment.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $113.1 million, or 15.9%, from $711.5 million for the nine months ended September 30, 2019, to $824.6 million for the nine months ended September 30, 2020, due to an increase of $127.1 million from the P&C segment, primarily offset by a decrease of $14.0 million from the A&H segment.

The consolidated net operating expense ratio increased from 23.3% for the nine months ended September 30, 2019, to 24.8% for the nine months ended September 30, 2020. Excluding the Reciprocal Exchanges, the net operating expense ratio was 24.6% and 23.0% for the nine months ended September 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net operating expense ratio was 29.3% and 30.2% for the nine months ended September 30, 2020, and 2019, respectively.

P&C Segment - Results of Operations for the Three Months Ended September 30, 2020, and 2019, (Unaudited)

	Three Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$1,178,803	$98,387	$—	$1,277,190	$1,154,335	$118,267	$—	$1,272,602
Ceded premiums	(117,368)	(68,896)	—	(186,264)	(334,365)	(50,982)	—	(385,347)
Net premium written	$1,061,435	$29,491	$—	$1,090,926	$819,970	$67,285	$—	$887,255
Change in unearned premium	(112,364)	24,607	—	(87,757)	7,648	(10,168)	—	(2,520)
Net earned premium	$949,071	$54,098	$—	$1,003,169	$827,618	$57,117	$—	$884,735
Ceding commission income	21,567	8,952	—	30,519	40,260	15,066	—	55,326
Service and fee income	109,756	1,628	(15,012)	96,372	115,557	1,585	(19,252)	97,890
Total underwriting revenues	$1,080,394	$64,678	$(15,012)	$1,130,060	$983,435	$73,768	$(19,252)	$1,037,951
Underwriting expenses:
Loss and loss adjustment expense	653,774	42,442	—	696,216	627,452	47,270	—	674,722
Acquisition costs and other underwriting expenses	173,166	16,201	—	189,367	146,307	15,569	—	161,876
General and administrative expenses	184,776	12,382	(15,012)	182,146	190,286	24,533	(19,252)	195,567
Total underwriting expenses	$1,011,716	$71,025	$(15,012)	$1,067,729	$964,045	$87,372	$(19,252)	$1,032,165
Underwriting income (loss)	$68,678	$(6,347)	$—	$62,331	$19,390	$(13,604)	$—	$5,786

	Three Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	68.9%	78.5%	—%	69.4%	75.8%	82.8%	—%	76.3%
Net operating expense ratio (non-GAAP)	23.9%	33.3%	—%	24.4%	21.8%	41.1%	—%	23.1%
Net combined ratio (non-GAAP)	92.8%	111.8%	—%	93.8%	97.6%	123.9%	—%	99.4%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	68.9%	78.5%	—%	69.4%	75.8%	82.8%	—%	76.3%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.5%	33.2%	—%	24.1%	21.2%	41.0%	—%	22.5%
Net combined ratio before amortization and impairment (non-GAAP)	92.4%	111.7%	—%	93.5%	97.0%	123.8%	—%	98.8%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$1,011,716	$71,025	$(15,012)	$1,067,729	$964,045	$87,372	$(19,252)	$1,032,165
Less: Loss and loss adjustment expense	653,774	42,442	—	696,216	627,452	47,270	—	674,722
Less: Ceding commission income	21,567	8,952	—	30,519	40,260	15,066	—	55,326
Less: Service and fee income	109,756	1,628	(15,012)	96,372	115,557	1,585	(19,252)	97,890
Net operating expense	$226,619	$18,003	$—	$244,622	$180,776	$23,451	$—	$204,227
Net earned premium	$949,071	$54,098	$—	$1,003,169	$827,618	$57,117	$—	$884,735
Net operating expense ratio (non-GAAP)	23.9%	33.3%	—%	24.4%	21.8%	41.1%	—%	23.1%

Net operating expense	$226,619	$18,003	$—	$244,622	$180,776	$23,451	$—	$204,227
Less: Non-cash amortization of intangible assets	3,140	33	—	3,173	5,257	18	—	5,275
Net operating expense before amortization and impairment	$223,479	$17,970	$—	$241,449	$175,519	$23,433	$—	$198,952
Net earned premium	$949,071	$54,098	$—	$1,003,169	$827,618	$57,117	$—	$884,735
Net operating expense ratio before amortization and impairment (non-GAAP)	23.5%	33.2%	—%	24.1%	21.2%	41.0%	—%	22.5%

P&C Segment - Results of Operations for the Nine Months Ended September 30, 2020, and 2019, (Unaudited)

	Nine Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$3,429,987	$288,676	$—	$3,718,663	$3,321,090	$344,982	$—	$3,666,072
Ceded premiums	(593,032)	(146,622)	—	(739,654)	(799,121)	(172,522)	—	(971,643)
Net premium written	$2,836,955	$142,054	$—	$2,979,009	$2,521,969	$172,460	$—	$2,694,429
Change in unearned premium	(192,997)	24,427	—	(168,570)	(119,460)	(23,055)	—	(142,515)
Net earned premium	$2,643,958	$166,481	$—	$2,810,439	$2,402,509	$149,405	$—	$2,551,914
Ceding commission income	92,657	33,776	—	126,433	128,087	50,446	—	178,533
Service and fee income	332,344	5,121	(41,652)	295,813	348,045	4,471	(54,160)	298,356
Total underwriting revenues	$3,068,959	$205,378	$(41,652)	$3,232,685	$2,878,641	$204,322	$(54,160)	$3,028,803
Underwriting expenses:
Loss and loss adjustment expense	1,725,588	114,816	—	1,840,404	1,746,409	124,584	—	1,870,993
Acquisition costs and other underwriting expenses	474,824	36,798	—	511,622	429,742	32,329	—	462,071
General and administrative expenses	585,230	50,803	(41,652)	594,381	558,016	67,642	(54,160)	571,498
Total underwriting expenses	$2,785,642	$202,417	$(41,652)	$2,946,407	$2,734,167	$224,555	$(54,160)	$2,904,562
Underwriting income (loss)	$283,317	$2,961	$—	$286,278	$144,474	$(20,233)	$—	$124,241

	Nine Months Ended September 30,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	65.3%	69.0%	—%	65.5%	72.7%	83.4%	—%	73.3%
Net operating expense ratio (non-GAAP)	24.0%	29.3%	—%	24.3%	21.3%	30.2%	—%	21.8%
Net combined ratio (non-GAAP)	89.3%	98.3%	—%	89.8%	94.0%	113.6%	—%	95.1%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	65.3%	69.0%	—%	65.5%	72.7%	83.4%	—%	73.3%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.6%	29.2%	—%	23.9%	20.6%	30.1%	—%	21.2%
Net combined ratio before amortization and impairment (non-GAAP)	88.9%	98.2%	—%	89.4%	93.3%	113.5%	—%	94.5%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$2,785,642	$202,417	$(41,652)	$2,946,407	$2,734,167	$224,555	$(54,160)	$2,904,562
Less: Loss and loss adjustment expense	1,725,588	114,816	—	1,840,404	1,746,409	124,584	—	1,870,993
Less: Ceding commission income	92,657	33,776	—	126,433	128,087	50,446	—	178,533
Less: Service and fee income	332,344	5,121	(41,652)	295,813	348,045	4,471	(54,160)	298,356
Net operating expense	$635,053	$48,704	$—	$683,757	$511,626	$45,054	$—	$556,680
Net earned premium	$2,643,958	$166,481	$—	$2,810,439	$2,402,509	$149,405	$—	$2,551,914
Net operating expense ratio (non-GAAP)	24.0%	29.3%	—%	24.3%	21.3%	30.2%	—%	21.8%

Net operating expense	$635,053	$48,704	$—	$683,757	$511,626	$45,054	$—	$556,680
Less: Non-cash amortization of intangible assets	12,368	93	—	12,461	16,154	41	—	16,195
Net operating expense before amortization and impairment	$622,685	$48,611	$—	$671,296	$495,472	$45,013	$—	$540,485
Net earned premium	$2,643,958	$166,481	$—	$2,810,439	$2,402,509	$149,405	$—	$2,551,914
Net operating expense ratio before amortization and impairment (non-GAAP)	23.6%	29.2%	—%	23.9%	20.6%	30.1%	—%	21.2%

P&C Segment Results of Operations for the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $4.6 million, from $1,272.6 million for the three months ended September 30, 2019, to $1,277.2 million for the three months ended September 30, 2020.

Net premium written. Net premium written increased by $203.7 million, or 23.0%, from $887.3 million for the three months ended September 30, 2019 to $1,090.9 million for the three months ended September 30, 2020, primarily due to a decrease in ceded written premium to the Quota Shares.

Net earned premium. Net earned premium increased by $118.4 million, or 13.4%, from $884.7 million for the three months ended September 30, 2019, to $1,003.2 million for the three months ended September 30, 2020, primarily due to an increase in organic growth ($22.1 million) and a decrease in ceded earned premium to the Quota Shares ($86.6 million).

Ceding commission income. Ceding commission income decreased by $24.8 million, or 44.8%, from $55.3 million for the three months ended September 30, 2019, to $30.5 million for the three months ended September 30, 2020, primarily driven by a decrease in ceded earned premium.

Service and fee income. Service and fee income decreased by $1.5 million, from $97.9 million for the three months ended September 30, 2019, to $96.4 million for the three months ended September 30, 2020.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$32,237	$33,637	$(1,400)	(4.2)%
Installment fees	26,789	23,464	3,325	14.2%
Commission revenue	11,799	21,333	(9,534)	(44.7)%
Late payment fees	8,324	9,251	(927)	(10.0)%
Other service and fee income	17,223	10,205	7,018	68.8%
Total	$96,372	$97,890	$(1,518)	(1.6)%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $21.5 million, from $674.7 million for the three months ended September 30, 2019, to $696.2 million for the three months ended September 30, 2020, primarily reflecting lower claims frequency ($25.4 million), offset by a decrease in losses ceded to the Quota Shares ($43.2 million).

The P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 76.3% for the three months ended September 30, 2019, to 69.4% for the three months ended September 30, 2020. Excluding the Reciprocal Exchanges, the net loss ratio was 68.9% and 75.8% for the three months ended September 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net loss ratio was 78.5% and 82.8% for the three months ended September 30, 2020, and 2019, respectively. Net loss ratio decreased reflecting lower claims frequency.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $27.5 million, or 17.0%, from $161.9 million for the three months ended September 30, 2019, to $189.4 million for the three months ended September 30, 2020, primarily due to organic growth and higher costs and expenses due to decreased ceded earned premium to the Quota Shares.

General and administrative expenses. General and administrative expenses decreased by $13.4 million, or 6.9%, from $195.6 million for the three months ended September 30, 2019, to $182.1 million for the three months ended September 30, 2020, primarily due to a decrease in the Reciprocal Exchanges.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $40.4 million, or 19.8%, from $204.2 million for the three months ended September 30, 2019, to $244.6 million for the three months ended September 30, 2020. The P&C segment net operating expense ratio increased from 23.1% for the three months ended September 30, 2019, to 24.4% for the three months ended September 30, 2020. The increases in net operating expense and net operating expense ratio were primarily due to organic growth, and higher costs and expenses due to a decrease in ceded earned premium to the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $56.5 million, from $5.8 million for the three months ended September 30, 2019, to $62.3 million for the three months ended September 30, 2020. The P&C segment net combined ratio decreased from 99.4% for the three months ended September 30, 2019, to 93.8% for the three months ended September 30, 2020. The increase in underwriting income and the decrease in the net combined ratio were primarily due to increased net earned premium and lower claims, offset by higher expenses due to organic growth and the acquisition of Farmers Union Insurance, and to a lesser extent a decrease in ceding commission income from the Quota Shares.

P&C Segment Results of Operations for the Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $52.6 million, from $3,666.1 million for the nine months ended September 30, 2019, to $3,718.7 million for the nine months ended September 30, 2020, primarily as a result of the acquisition of Farmers Union Insurance ($109.6 million), offset by a decrease in the Reciprocal Exchanges ($56.3 million).

Net premium written. Net premium written increased by $284.6 million, or 10.6%, from $2,694.4 million for the nine months ended September 30, 2019, to $2,979.0 million for the nine months ended September 30, 2020, due to the increase in gross premium written and a reduction in ceded written premium to the Quota Shares ($209.8 million), partially offset by a decrease in the Reciprocal Exchanges ($30.4 million).

Net earned premium. Net earned premium increased by $258.5 million, or 10.1%, from $2,551.9 million for the nine months ended September 30, 2019, to $2,810.4 million for the nine months ended September 30, 2020, attributable to the increase in net premium written, a decrease in ceded earned premium to the Quota Shares ($119.0 million) and an increase in the Reciprocal Exchanges ($17.1 million).

Ceding commission income. Ceding commission income decreased by $52.1 million, or 29.2%, from $178.5 million for the nine months ended September 30, 2019, to $126.4 million for the nine months ended September 30, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income decreased by $2.5 million, from $298.4 million for the nine months ended September 30, 2019, to $295.8 million for the nine months ended September 30, 2020.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$96,212	$98,218	$(2,006)	(2.0)%
Installment fees	78,282	72,782	5,500	7.6%
Commission revenue	48,466	68,193	(19,727)	(28.9)%
Late payment fees	23,905	26,061	(2,156)	(8.3)%
Other service and fee income	48,948	33,102	15,846	47.9%
Total	$295,813	$298,356	$(2,543)	(0.9)%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $30.6 million, from $1,871.0 million for the nine months ended September 30, 2019, to $1,840.4 million for the nine months ended September 30, 2020, primarily reflecting lower claims frequency ($143.5 million), offset by the acquisition of Farmers Union Insurance ($57.2 million) and a decrease in losses ceded to the Quota Shares ($65.5 million).

The P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 73.3% for the nine months ended September 30, 2019, to 65.5% for the nine months ended September 30, 2020. Excluding the Reciprocal Exchanges, the net loss ratio was 65.3% and 72.7% for the nine months ended September 30, 2020, and 2019, respectively. The Reciprocal Exchanges’ net loss ratio was 69.0% and 83.4% for the nine months ended September 30, 2020, and 2019, respectively. Net loss ratio decreased reflecting lower claims frequency.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $49.6 million, or 10.7%, from $462.1 million for the nine months ended September 30, 2019, to $511.6 million for the nine months ended September 30, 2020, primarily due to the acquisition of Farmers Union Insurance and higher costs and expenses due to decreased ceded earned premium to the Quota Shares.

General and administrative expenses. General and administrative expenses increased by $22.9 million, from $571.5 million for the nine months ended September 30, 2019, to $594.4 million for the nine months ended September 30, 2020, primarily due to organic growth and the acquisition of Farmers Union Insurance.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $127.1 million, or 22.8%, from $556.7 million for the nine months ended September 30, 2019, to $683.8 million for the nine months ended September 30, 2020. The P&C segment net operating expense ratio increased from 21.8% for the nine months ended September 30, 2019, to 24.3% for the nine months ended September 30, 2020. The increases in net operating expense and net operating expense ratio were primarily due to organic growth, the acquisition of Farmers Union Insurance, and a decrease in ceding commission income from the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $162.0 million, from $124.2 million for the nine months ended September 30, 2019, to $286.3 million for the nine months ended September 30, 2020. The P&C segment net combined ratio decreased from 95.1% for the nine months ended September 30, 2019, to 89.8% for the nine months ended September 30, 2020. The increase in underwriting income and the decrease in the net combined ratio were primarily due to increased net earned premium and lower claims, including the recent decline in miles driven due to the COVID-19 pandemic, offset by higher expenses due to organic growth and the acquisition of Farmers Union Insurance, and a decrease in ceding commission income from the Quota Shares.

A&H Segment - Results of Operations for the Three and Nine Months Ended September 30, 2020, and 2019, (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$195,937	$162,555	$572,619	$592,771
Ceded premiums	(21,607)	(15,206)	(61,861)	(92,534)
Net premium written	$174,330	$147,349	$510,758	$500,237
Change in unearned premium	1,074	21,554	(1,851)	(3,705)
Net earned premium	$175,404	$168,903	$508,907	$496,532
Ceding commission income	205	2,261	1,236	8,780
Service and fee income	88,597	63,736	249,189	177,685
Total underwriting revenues	$264,206	$234,900	$759,332	$682,997
Underwriting expenses:
Loss and loss adjustment expense	77,948	70,612	226,204	241,685
Acquisition costs and other underwriting expenses	79,278	47,214	214,643	153,063
General and administrative expenses	58,892	68,297	176,635	188,227
Total underwriting expenses	$216,118	$186,123	$617,482	$582,975
Underwriting income	$48,088	$48,777	$141,850	$100,022

Underwriting ratios:
Net loss ratio	44.4%	41.8%	44.4%	48.7%
Net operating expense ratio (non-GAAP)	28.1%	29.3%	27.7%	31.2%
Net combined ratio (non-GAAP)	72.5%	71.1%	72.1%	79.9%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	44.4%	41.8%	44.4%	48.7%
Net operating expense ratio before amortization and impairment (non-GAAP)	27.4%	28.4%	26.9%	30.2%
Net combined ratio before amortization and impairment (non-GAAP)	71.8%	70.2%	71.3%	78.9%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$216,118	$186,123	$617,482	$582,975
Less: Loss and loss adjustment expense	77,948	70,612	226,204	241,685
Less: Ceding commission income	205	2,261	1,236	8,780
Less: Service and fee income	88,597	63,736	249,189	177,685
Net operating expense	$49,368	$49,514	$140,853	$154,825
Net earned premium	$175,404	$168,903	$508,907	$496,532
Net operating expense ratio (non-GAAP)	28.1%	29.3%	27.7%	31.2%

Net operating expense	$49,368	$49,514	$140,853	$154,825
Less: Non-cash amortization of intangible assets	1,287	1,531	3,904	4,939
Net operating expense before amortization and impairment	$48,081	$47,983	$136,949	$149,886
Net earned premium	$175,404	$168,903	$508,907	$496,532
Net operating expense ratio before amortization and impairment (non-GAAP)	27.4%	28.4%	26.9%	30.2%

A&H Segment Results of Operations for the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019, (Unaudited)

Gross premium written. Gross premium written increased by $33.4 million, or 20.5%, from $162.6 million for the three months ended September 30, 2019, to $195.9 million for the three months ended September 30, 2020, primarily due to an increase in the small group self-funded and individual products ($37.0 million).

Net premium written. Net premium written increased by $27.0 million, or 18.3%, from $147.3 million for the three months ended September 30, 2019, to $174.3 million for the three months ended September 30, 2020, primarily due to an increase in the small group self-funded and individual products ($29.8 million).

Net earned premium. Net earned premium increased by $6.5 million, from $168.9 million for the three months ended September 30, 2019, to $175.4 million for the three months ended September 30, 2020, attributable to an increase in the small group self-funded and individual products ($30.4 million), offset by the sale of Euroaccident in 2019 ($23.9 million).

Service and fee income. Service and fee income increased by $24.9 million, or 39.0%, from $63.7 million for the three months ended September 30, 2019, to $88.6 million for the three months ended September 30, 2020, related to growth in the group administration fees and third party technology fees, third party technology fees are included in other service and fee income.

The components of service and fee income are as follows:

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Group health administrative fees	$31,147	$25,808	$5,339	20.7%
Commission revenue	21,836	16,353	5,483	33.5%
Finance and processing fees	2,546	800	1,746	218.3%
Other service and fee income	33,068	20,775	12,293	59.2%
Total	$88,597	$63,736	$24,861	39.0%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $7.3 million, or 10.4%, from $70.6 million for the three months ended September 30, 2019, to $77.9 million for the three months ended September 30, 2020. The A&H net loss ratio increased from 41.8% for the three months ended September 30, 2019, to 44.4% for the three months ended September 30, 2020. The net loss ratio increase was due to higher claims frequency.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $32.1 million, or 67.9%, from $47.2 million for the three months ended September 30, 2019, to $79.3 million for the three months ended September 30, 2020, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses decreased by $9.4 million, or 13.8%, from $68.3 million for the three months ended September 30, 2019, to $58.9 million for the three months ended September 30, 2020 primarily due to the sale of Euroaccident in 2019.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense decreased by $0.1 million, from $49.5 million for the three months ended September 30, 2019, to $49.4 million for the three months ended September 30, 2020. The A&H net operating expense ratio decreased from 29.3% for the three months ended September 30, 2019, to 28.1% for the three months ended September 30, 2020. The decreases in net operating expense and net operating ratio were primarily due to increased net earned premium in 2020 and the sale of Euroaccident in 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income decreased by $0.7 million, from $48.8 million for the three months ended September 30, 2019, to $48.1 million for the three months ended September 30, 2020. The A&H net combined ratio increased from 71.1% for the three months ended September 30, 2019, to 72.5% for the three months ended September 30, 2020. The decrease in underwriting income and increase in the net combined ratio were primarily due higher medical claims, and the sale of Euroaccident in 2019.

A&H Segment Results of Operations for the Nine Months Ended September 30, 2020, Compared to the Nine Months Ended September 30, 2019, (Unaudited)

Gross premium written. Gross premium written decreased by $20.2 million, from $592.8 million for the nine months ended September 30, 2019, to $572.6 million for the nine months ended September 30, 2020, due to the sale of Euroaccident in 2019 ($126.9 million), offset by an increase in the small group self-funded and individual products ($106.7 million).

Net premium written. Net premium written increased by $10.5 million, from $500.2 million for the nine months ended September 30, 2019, to $510.8 million for the nine months ended September 30, 2020, due to an increase in the small group self-funded and individual products ($87.5 million), offset by the sale of Euroaccident in 2019 ($77.0 million).

Net earned premium. Net earned premium increased by $12.4 million, from $496.5 million for the nine months ended September 30, 2019, to $508.9 million for the nine months ended September 30, 2020, attributable to an increase in the small group self-funded and individual products ($85.9 million), offset by the sale of Euroaccident in 2019 ($73.5 million).

Service and fee income. Service and fee income increased by $71.5 million, or 40.2%, from $177.7 million for the nine months ended September 30, 2019, to $249.2 million for the nine months ended September 30, 2020, due to growth in the group administration fees and third party technology fees, third party technology fees are included in other service and fee income.

The components of service and fee income are as follows:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Group health administrative fees	$91,658	$73,861	$17,797	24.1%
Commission revenue	75,822	57,097	18,725	32.8%
Finance and processing fees	7,222	3,710	3,512	94.7%
Other service and fee income	74,487	43,017	31,470	73.2%
Total	$249,189	$177,685	$71,504	40.2%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $15.5 million, or 6.4%, from $241.7 million for the nine months ended September 30, 2019, to $226.2 million for the nine months ended September 30, 2020, primarily due to the sale of Euroaccident in 2019 ($38.0 million). The A&H net loss ratio decreased from 48.7% for the nine months ended September 30, 2019, to 44.4% for the nine months ended September 30, 2020. The net loss ratio decrease was due to improved performance in the small group self-funded and individual products and the sale of Euroaccident in 2019.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $61.6 million, or 40.2%, from $153.1 million for the nine months ended September 30, 2019, to $214.6 million for the nine months ended September 30, 2020, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses decreased by $11.6 million, or 6.2%, from $188.2 million for the nine months ended September 30, 2019, to $176.6 million for the nine months ended September 30, 2020, primarily due to organic growth offset by the sale of Euroaccident in 2019.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense decreased by $14.0 million, or 9.0%, from $154.8 million for the nine months ended September 30, 2019, to $140.9 million for the nine months ended September 30, 2020. The A&H net operating expense ratio decreased from 31.2% for the nine months ended September 30, 2019, to 27.7% for the nine months ended September 30, 2020. The decreases in net operating expense and net operating expense ratio were primarily due to increased net earned premium in 2020 and the sale of Euroaccident in 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $41.8 million, or 41.8%, from $100.0 million for the nine months ended September 30, 2019, to $141.9 million for the nine months ended September 30, 2020. The A&H net combined ratio decreased from 79.9% for the nine months ended September 30, 2019, to 72.1% for the nine months ended September 30, 2020. The increase in underwriting income and decrease in the net combined ratio were primarily due higher medical claims, and the sale of Euroaccident in 2019.

Balance Sheets

	September 30, 2020
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,249,009	$300,124	$—	$4,549,133
Short-term investments	479,848	30,952	—	510,800
Other investments	390,438	—	(107,572)	282,866
Total investments	5,119,295	331,076	(107,572)	5,342,799
Cash and cash equivalents	187,866	416	—	188,282
Restricted cash and cash equivalents	62,736	325	—	63,061
Accrued investment income	63,865	1,397	(39,127)	26,135
Premiums and other receivables, net	1,528,240	70,076	—	1,598,316
Deferred acquisition costs	266,456	18,507	—	284,963
Reinsurance recoverable, net	1,161,757	125,095	—	1,286,852
Prepaid reinsurance premiums	353,363	105,597	—	458,960
Property and equipment, net	382,696	—	—	382,696
Intangible assets, net	342,884	3,090	—	345,974
Goodwill	179,328	—	—	179,328
Prepaid and other assets	62,578	4,312	—	66,890
Total assets	$9,711,064	$659,891	$(146,699)	$10,224,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,688,969	$208,496	$—	$2,897,465
Unearned premiums and other revenue	2,117,887	219,582	—	2,337,469
Reinsurance payable	350,717	51,711	—	402,428
Accounts payable and accrued expenses	412,540	46,731	(39,127)	420,144
Debt	679,436	107,572	(107,572)	679,436
Other liabilities	357,745	44,004	—	401,749
Total liabilities	$6,607,294	$678,096	$(146,699)	$7,138,691
Stockholders’ equity:
Preferred stock	$450,000	$—	$—	$450,000
Common stock	1,139	—	—	1,139
Treasury stock, at cost	(8,482)	—	—	(8,482)
Additional paid-in capital	1,073,288	—	—	1,073,288
Accumulated other comprehensive income	194,953	—	—	194,953
Retained earnings	1,392,872	—	—	1,392,872
Total National General Holdings Corp. stockholders’ equity	3,103,770	—	—	3,103,770
Noncontrolling interest	—	(18,205)	—	(18,205)
Total stockholders’ equity	$3,103,770	$(18,205)	$—	$3,085,565
Total liabilities and stockholders’ equity	$9,711,064	$659,891	$(146,699)	$10,224,256

	December 31, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,152,109	$324,249	$—	$4,476,358
Short-term investments	62,108	5,245	—	67,353
Other investments	418,743	—	(107,456)	311,287
Total investments	4,632,960	329,494	(107,456)	4,854,998
Cash and cash equivalents	134,983	959	—	135,942
Restricted cash and cash equivalents	28,497	24	—	28,521
Accrued investment income	63,752	2,001	(34,826)	30,927
Premiums and other receivables, net	1,373,089	55,859	—	1,428,948
Deferred acquisition costs	240,216	23,307	—	263,523
Reinsurance recoverable, net	1,275,183	119,125	—	1,394,308
Prepaid reinsurance premiums	469,853	105,894	—	575,747
Property and equipment, net	403,586	241	—	403,827
Intangible assets, net	362,598	3,225	—	365,823
Goodwill	179,328	—	—	179,328
Prepaid and other assets	91,121	3,521	—	94,642
Total assets	$9,255,166	$643,650	$(142,282)	$9,756,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,680,628	$205,786	$—	$2,886,414
Unearned premiums and other revenue	2,059,688	252,553	—	2,312,241
Reinsurance payable	527,155	35,689	—	562,844
Accounts payable and accrued expenses	306,869	43,323	(34,826)	315,366
Debt	686,006	107,456	(107,456)	686,006
Other liabilities	345,366	30,803	—	376,169
Total liabilities	$6,605,712	$675,610	$(142,282)	$7,139,040
Stockholders’ equity:
Preferred stock	$450,000	$—	$—	$450,000
Common stock	1,134	—	—	1,134
Additional paid-in capital	1,065,634	—	—	1,065,634
Accumulated other comprehensive income	74,548	—	—	74,548
Retained earnings	1,058,138	—	—	1,058,138
Total National General Holdings Corp. stockholders’ equity	2,649,454	—	—	2,649,454
Noncontrolling interest	—	(31,960)	—	(31,960)
Total stockholders’ equity	$2,649,454	$(31,960)	$—	$2,617,494
Total liabilities and stockholders’ equity	$9,255,166	$643,650	$(142,282)	$9,756,534

Other Material Changes in Financial Position

	September 30, 2020	December 31, 2019	Change	% Change
	(amounts in thousands)
Selected Assets:
Premiums and other receivables, net	$1,598,316	$1,428,948	$169,368	11.9%

Changes in Financial Position During the Nine Months Ended September 30, 2020, Compared to December 31, 2019

Premiums and other receivables increased by $169.4 million, driven by growth in the P&C segment ($86.7 million), primarily in the personal auto, homeowners, and lender-placed insurance product lines; and the A&H segment ($65.6 million), growth in the small group self-funded and individual products.

Investment Portfolio

Our investment strategy emphasizes, first, the preservation of capital and, second, maximization of an appropriate risk-adjusted return. We seek to maximize investment returns using investment guidelines that stress prudent allocation among cash and cash equivalents, debt securities and, to a lesser extent, other investments. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds, and certificates of deposit with an original maturity of 90 days or less. Our debt securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of state and local governments, foreign governments, U.S. denominated corporate obligations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, commercial mortgage obligations, asset-backed securities, and structured securities consisting of collateralized loan and debt obligations.

The average yield on our investment portfolio was 2.7% and 3.1% for the nine months ended September 30, 2020, and 2019, respectively, and the average duration of the portfolio was 3.5 years and 4.0 years as of September 30, 2020, and 2019, respectively.

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

We may generate liquidity through the issuance of debt or equity securities or financing through borrowings under credit facilities, or a combination thereof. We also have a $340.0 million credit agreement, under which there was $140.0 million outstanding as of September 30, 2020. The proceeds of borrowings under the credit agreement may be used for working capital, acquisitions, and general corporate purposes.

On April 29, 2020, our Board of Directors authorized and approved a share repurchase program with a 12-month term for up to $50.0 million aggregate purchase price of our outstanding common shares. For the three and nine months ended September 30, 2020, we purchased 0 and 459,083 common shares with a cost of $0.0 million and $8.5 million, respectively. The purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate signed July 7, 2020, we are prohibited from making any further common share repurchases prior to the close of the Merger.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $149.4 million and $403.0 million as of September 30, 2020, and December 31, 2019, respectively, taking into account dividends paid in the prior twelve month periods. During the nine months ended September 30, 2020, and 2019, there were $300.0 million and $0.0 million, respectively, of dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $2.0 billion for both the nine months ended September 30, 2020, and 2019. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash, cash equivalents (including restricted cash), and total investments were $5.6 billion at September 30, 2020, and $5.0 billion at December 31, 2019. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$451,320	$509,454	$(58,134)	(11.4)%
Net cash used in investing activities	(301,499)	(438,607)	137,108	31.3%
Net cash used in financing activities	(62,941)	(73,989)	11,048	14.9%
Effect of exchange rate changes on cash and cash equivalents	—	(3,119)	3,119	100.0%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$86,880	$(6,261)	$93,141

Comparison of the Nine Months Ended September 30, 2020, and 2019

Net cash provided by operating activities decreased by $58.1 million, primarily due to payments to reinsurers during the nine months ended September 30, 2020.

Net cash used in investing activities decreased by $137.1 million, primarily due to a decrease in purchases of short-term investments and a decrease in purchases of property and equipment during the nine months ended September 30, 2020.

Net cash used in financing activities decreased by $11.0 million, primarily due to a decrease in repayments of debt and principal payments under capital leases obligations during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

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

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. We also perform, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation, and letters of credit.

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had debt securities with a fair value of $4.5 billion as of September 30, 2020, that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities. For example, unrealized losses on debt securities in our portfolio during the nine months ended September 30, 2020, were primarily caused by the effects of the interest rate environment and the market impacts of COVID-19.

We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit, and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of September 30, 2020, to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available-for-sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of tax.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of September 30, 2020.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$4,222,960	$(326,173)	(8.4)%
100 basis point increase	4,386,138	(162,995)	(4.2)
No change	4,549,133	—	—
100 basis point decrease	4,704,986	155,853	4.0
200 basis point decrease	4,789,873	240,740	6.2

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of September 30, 2020, we had $662.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million were fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $2.1 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that the proposed merger transaction pursuant to which the Company will be acquired by Allstate will be consummated. Consummation of the proposed transaction is not subject to a financing condition, but is subject to various other conditions, including the receipt of certain insurance regulatory and antitrust approvals and other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. The Company’s common stockholders approved the proposed transaction on September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated.

	Issuer Purchase of Equity Securities
Period in 2020	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
	(amounts in thousands, except shares and per share data)
April 1 - April 30	—	$—	—	$50,000
May 1 - May 31	427,277	$18.33	427,277	$42,167
June 1 - June 30	31,806	$19.96	31,806	$41,532
July 1 - July 31	—	$—	—	$41,532
August 1 - August 31	—	$—	—	$41,532
September 1 - September 30	—	$—	—	$41,532
Total	459,083		459,083

(1) On April 29, 2020, the Board of Directors of the Company authorized and approved a share repurchase program with a 12-month term for up to $50.0 million aggregate purchase price of the Company’s outstanding common shares. For the three and nine months ended September 30, 2020, the Company purchased 0 and 459,083 common shares with a cost of $0.0 million and $8.5 million, respectively. The purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate signed July 7, 2020, the Company is prohibited from making any further common share repurchases prior to the close of the Merger.

Item 6. Exhibits

INDEX TO EXHIBITS

The following documents are filed as exhibits to this report:

Exhibit No.	Description

2.1 *
Agreement and Plan of Merger, dated as of July 7, 2020 (by and among The Allstate Corporation, Bluebird Acquisition Corp. and National General Holdings Corp. incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 8, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL contained in Exhibit 101.
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementary copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL GENERAL HOLDINGS CORP.
October 29, 2020
	By:	/s/ Barry Karfunkel
Name: Barry Karfunkel Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer (Principal Financial Officer)