Form 10-K
period 2020-12-31
National General Holdings Corp.
filed 2021-02-26
CIK 1578735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Common Stock, par value $0.01 per share
7.50% Non-Cumulative Preferred Stock, Series A
Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B
Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C
7.625% Subordinated Notes due 2055

Securities registered pursuant to Section 12(g) of the Act: None *See Explanatory Note
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,425,196,853. As of December 31, 2020, the number of common shares of the registrant outstanding was 113,585,043. As of January 4, 2021, all outstanding shares of the registrant are owned by The Allstate Corporation and there is no public market for the common stock.

Documents incorporated by reference: None.

EXPLANATORY NOTE

As previously reported, effective January 4, 2021, the registrant became a wholly owned subsidiary of The Allstate Corporation pursuant to a merger transaction. Accordingly, on January 4, 2021, the Nasdaq Stock Market LLC filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the registrant’s Common Stock from Nasdaq and to deregister the Common Stock under Section 12(b) of the Act. On January 15, 2021, the registrant filed a Form 25 with the SEC to voluntarily delist the Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C (the “Series C Depositary Shares”), from Nasdaq and to deregister the Series C Depositary Shares under Section 12(b) of the Act. On February 2, 2021, the Nasdaq Stock Market LLC filed a Form 25 with the SEC to delist (a) the 7.50% Non-Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), (b) the Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B (the “Series B Depositary Shares”), and (c) the 7.625% Subordinated Notes Due 2055 (the “2055 Notes”) from Nasdaq and to deregister the Series A Preferred Stock, the Series B Depositary Shares and the 2055 Notes under Section 12(b) of the Act. The registrant filed with the SEC, Forms 15 with respect to the Common Stock on January 14, 2021, with respect to the Series C Depositary Shares on January 25, 2021, and with respect to the Series A Preferred Stock, the Series B Depositary Shares and the 2055 Notes on February 16, 2021, in each case, requesting that the duty of the registrant to file reports under Section 13 of the Act with respect to such securities be terminated and the duty of the registrant to file reports under Section 15(d) of the Act with respect to such securities be suspended.

NATIONAL GENERAL HOLDINGS CORP.

i

Effective January 4, 2021, National General Holdings Corp. became a wholly owned subsidiary of The Allstate Corporation (“Allstate”). Unless the context requires otherwise, references in this report to “National General Holdings Corp.” “NGHC,” “we,” “us,” “its,” the “Company” and “our” refer to National General Holdings Corp., its consolidated subsidiaries, and the Reciprocal Exchanges.

PART I

Note on Forward-Looking Statements

This current report on Form 10-K contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “may,” “will,” “plan,” “expect,” “project,” “intend,” “estimate,” “anticipate” and “believe” or their variations or similar terminology. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effects of pandemics or other widespread health problems such as the ongoing COVID-19 pandemic on our business, including our investment portfolio and the national and global economy generally, the effect of the performance of financial markets on our investment portfolio, our ability to accurately underwrite and price our products and to maintain and establish accurate loss reserves, estimates of the fair value of investments, development of claims and the effect on loss reserves, large loss activity including hurricanes and wildfires, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, the effect of unpredictable catastrophic losses, changes in the demand for our products, the effect of general economic conditions, state and federal legislation, the effects of tax reform, regulations and regulatory investigations into industry practices, risks associated with conducting business outside the United States, developments relating to existing agreements, disruptions to our business relationships with third party vendors or agencies, breaches in data security or other disruptions involving our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business

Legal Organization

Effective January 4, 2021 the Company was acquired by The Allstate Corporation (“Allstate”) pursuant to the Agreement and Plan of Merger (“Merger”), dated as of July 7, 2020, by and among the Company, Allstate, and Bluebird Acquisition Corp., an indirect wholly owned subsidiary of Allstate. As a result of the Merger, the Company became a wholly owned indirect subsidiary of Allstate. Our common shares were delisted from NASDAQ Global Select Market (“NASDAQ”) and we subsequently filed a Form 15 to deregister our securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our shareholders received $32.00 per share in cash from Allstate, plus a closing dividend of $2.50 per share, providing $34.50 in total value per share. Unless noted otherwise, the information provided in this Annual Report on Form 10-K is as of December 31, 2020.

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

Our automobile insurance products protect our customers against losses due to physical damage to their motor vehicles, bodily injury and liability to others for personal injury or property damage arising from auto accidents. Our homeowners and umbrella insurance products protect our customers against losses to dwellings and their contents from a variety of perils, as well as coverage for personal liability. We offer our Property and Casualty (“P&C”) insurance products through a network of approximately 42,620 independent agents, a number of affinity partners and through direct-response marketing programs and retail storefronts. We have approximately 4.1 million P&C policyholders.

Our Accident and Health (“A&H”) business provides accident and health insurance products not subject to the Patient Protection and Affordable Care Act (“PPACA”) and targets uninsured or underinsured individuals and employers who are interested in an alternative to PPACA-compliant major medical coverage or who are looking for supplemental insurance options to help cover out of pocket costs. We market our and other carriers’ A&H insurance products through a multi-pronged distribution platform that includes a network of over 56,100 independent agents, our in-house agencies, direct-to-consumer marketing, wholesaling, worksite marketing, and the internet.

We are licensed to operate in 50 states and the District of Columbia, but focus on niche markets. Approximately 72.7% of our P&C premium written is originated in ten core states: North Carolina, California, New York, Florida, Texas, Virginia, Louisiana, Alabama, New Jersey, and Connecticut.

For the years ended December 31, 2020, 2019, and 2018, our gross premium written was $5,635 million, $5,583 million and $5,417 million, net premium written was $4,621 million, $4,225 million and $3,828 million and total consolidated revenues were $5,552 million, $5,180 million and $4,608 million, respectively.

Our company was formed in 2009, to acquire the private passenger auto business of the U.S. consumer property and casualty insurance segment of General Motors Acceptance Corporation (“GMAC”), now known as Ally Financial Inc., which operations date back to 1939. We acquired this business on March 1, 2010.

Our wholly-owned subsidiaries include twenty-two regulated domestic insurance companies, of which twenty write primarily P&C insurance and two write A&H insurance. Our insurance subsidiaries have an “A-” (Excellent) rating by A.M. Best Company, Inc. (“A.M. Best”). We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

Two of our wholly-owned subsidiaries that we acquired in 2014, are management companies that act as attorneys-in-fact for Adirondack Insurance Exchange, a New York reciprocal insurer, and New Jersey Skylands Insurance Association, a New Jersey reciprocal insurer (together, the “Reciprocal Exchanges” or “Exchanges”). We do not own the Reciprocal Exchanges but are paid a fee to manage their business operations through our wholly-owned management companies.

Business Segments

We are a specialty national carrier with regional focuses. We manage our business through two segments:

•Property & Casualty - Our P&C segment operates its business through three primary distribution channels: agency, affinity and direct. Our agency channel focuses primarily on writing standard, preferred and nonstandard auto coverage and homeowners and umbrella coverage through our network of approximately 42,620 independent agents. In our affinity channel, we partner with a number of affinity groups and membership organizations to deliver insurance products tailored to the needs of our affinity partners’ members or customers under our affinity partners’ brand name or label, which we refer to as selling on a “white label” basis. A primary focus of a number of our affinity relationships is providing recreational vehicle coverage, of which we believe we are one of the top writers in the U.S. Our direct channel is operated through approximately 500 storefronts, web/mobile, phone sales centers and kiosks. In addition, we operate our lender-placed services through long-term distribution agreements with certain mortgage lenders.
•Accident & Health - Our A&H segment provides accident and non-major medical health insurance products targeting our existing policyholders and uninsured or underinsured individuals. Through a number of acquisitions of both carriers and general agencies, including VelaPoint, LLC, our call center general agency (“Velapoint”), National Health Insurance Company, a life and health insurance carrier (“NHIC”), Quotit Corporation, an application service provider for health insurance, HealthCompare Insurance Services, Inc., a call center agency, and Healthcare Solutions Team, LLC, a healthcare insurance managing general agency (“HST”), we have assembled a multi-pronged distribution platform that includes direct-to-consumer marketing through our call center agency, selling through approximately 56,100 independent agents, wholesaling insurance products through large general agencies/program managers and, through our affinity relationships, worksite marketing through employers and the internet.

P&C Segment

Distribution and Marketing

Agency Distribution Channel

Our agency channel focuses on writing automobile insurance, including standard, preferred and nonstandard insurance, as well as preferred homeowners and umbrella insurance, through independent insurance agents and brokers. We have established a broad geographic presence throughout the United States and have a significant market presence in our ten largest states, namely, North Carolina, California, New York, Florida, Texas, Virginia, Louisiana, Alabama, New Jersey, and Connecticut.

Relationships with our Independent Agents. We have built a strong network of approximately 42,620 independent insurance agents and brokers and provide them with competitive compensation, a user-friendly technology platform and superior service. In order to provide quick and responsive service to our agents, we operate an agency customer service call center staffed by experienced and highly-trained employees. Our focus on building and maintaining a strong agency network has created an effective variable cost distribution platform and is integral to the long-term success of our agency channel.

Our North Carolina Business. We are the largest writer of nonstandard auto insurance sold through independent agents in North Carolina, with over 50% market share. For the year ended December 31, 2020, in North Carolina, we generated $773.4 million of gross premium written.

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

Direct Distribution Channel

Our direct channel includes approximately 500 retail storefronts, web/mobile capabilities, phone contact centers and kiosks. The diversity of the channel supports growth through changing customer preferences, and gives National General a foothold in the industry’s fastest growing channel. Local retail stores placed in high traffic areas are central to the omni-channel strategy, and are a key component to the marketing and brand awareness efforts in our direct distribution channel. The omni-channel approach also creates a seamless customer experience, regardless of the channel or device that is used.

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

•Standard and preferred automobile insurance. These policies provide coverage designed for drivers with greater financial resources and a less risky driving and claims history and have higher renewal retention than nonstandard policies.
•Nonstandard automobile insurance. These policies provide coverage for liability and physical damage and are designed for drivers who represent a higher-than-normal level of risk as a result of several factors, including their driving record, limited driving experience and claims history, among other factors, and consequently their premiums are generally higher than those for drivers who qualify for standard or preferred coverage.
•Homeowners insurance. Our homeowners policies are generally multiple-peril policies, providing property and liability coverages for one- and two-family, owner-occupied residences. We also offer additional personal umbrella coverage to the homeowner.

•Recreational vehicle insurance. Unlike many of our competitors, our policies carry RV-specific endorsements tailored to these vehicles, including automatic personal effects coverage, optional replacement cost coverage, RV storage coverage and full-time liability coverage. We also bundle coverage for RVs and passenger cars in a single policy for which the customer is billed on a combined statement.
•Small business automobile insurance. These policies include liability and physical damage coverage for light-to-medium duty commercial vehicles, focused on artisan vehicles, with an average of two vehicles per policy.
•Motorcycle insurance. We provide coverage for most types of motorcycles, as well as golf carts and all-terrain vehicles. Our policy coverage offers flexibility to permit the customer to select the type (e.g., liability) and limit of insurance (e.g., $100,000/$250,000/$500,000), and to include other risks, such as add-on equipment and towing.
•Lender-placed insurance. Through the lender-placed insurance platform, we offer a full suite of lender-placed insurance products to customers, including fire, home and flood products, as well as collateral protection insurance and guaranteed asset protection products for automobiles.

Fee Income

In addition to traditional insurance premiums, we generate revenue by charging policy service fees to policyholders. These fees include service fees for installment or renewal policies and fees for insufficient funds, late payments, cancellations and various financial responsibility filing fees. The fee income we generate varies depending on the type of policy and state regulations. For the year ended December 31, 2020, our P&C segment generated $391.7 million in revenue from policy service fees.

P&C Gross Premium Written by State

We are licensed to operate in 50 states and the District of Columbia. For the year ended December 31, 2020, our top ten states represented 72.7% of our gross premium written. The following table sets forth the distribution of our P&C gross premium written by state as a percent of total gross premium written:

	Year Ended December 31,
	2020		2019		2018
	(amounts in thousands, except percentages)
North Carolina	$773,424	15.9%	$770,349	16.0%	$729,426	15.5%
California	691,902	14.2%	582,240	12.1%	720,284	15.3%
New York	575,428	11.8%	672,439	14.0%	694,736	14.7%
Florida	562,018	11.6%	517,456	10.7%	499,430	10.6%
Texas	195,094	4.0%	214,209	4.4%	218,410	4.6%
Virginia	168,227	3.5%	162,008	3.4%	148,806	3.2%
Louisiana	167,445	3.4%	173,237	3.6%	142,483	3.0%
Alabama	142,629	2.9%	133,108	2.8%	119,462	2.5%
New Jersey	138,480	2.9%	171,330	3.6%	174,234	3.7%
Connecticut	121,780	2.5%	131,880	2.7%	96,165	2.0%
Other States	1,321,204	27.3%	1,286,207	26.7%	1,175,294	24.9%
Total	$4,857,631	100.0%	$4,814,463	100.0%	$4,718,730	100.0%

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

Claims

Claims can be submitted by telephone, email or smartphone app by policyholders, producers or other parties directly to our claims department. Upon notification of a claim, our claims call center creates a loss notice based on policy information in our claims system, EPIC. The claim is then automatically assigned to a claim handler and to a field adjuster for a vehicle inspection, if necessary. An initial reserve is established based on the type and location of the exposure and data from actuarial tables. A notice to the adjuster is automatically generated immediately after a claim has been assigned. The claim handler’s manager receives a status assignment within 24 hours to ensure the claim is being investigated in a timely manner. The claim handler evaluates coverage and loss participants and investigates the loss. If the claim represents a loss exceeding $50,000, the claim handler will establish a case-specific reserve based on the potential exposure. Claims with potential losses exceeding $100,000 are referred to the large loss unit and handled by employees specially trained to handle these claims. Every claims employee is granted authority to reserve and pay up to a specified claim level. If the potential claim amount exceeds the employee’s authority level, the request is automatically forwarded through EPIC to the manager with the appropriate authority level. As part of the investigation, claim handlers contact the parties with respect to the loss and complete their investigations. Claim handlers record all investigation activities in EPIC, which are reviewed periodically by the managers in the department to ensure proper claims handling. Once the claim investigation has been completed, the claim handler works to close the claim as soon as possible. As of December 31, 2020, our Claims department includes approximately 2,740 individuals.

We carefully monitor our claim performance to ensure efficient handling. Management teams perform weekly reviews of open and aged claim reports. Through a combination of peer reviews, supervisor audits and monthly management information system reports, we believe that we have established an efficient mechanism designed to maintain and improve our level of claim handling performance.

Competition

The property and casualty insurance market in the United States is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Travelers Companies, Inc., The Hanover Insurance Group, Inc., Selective Insurance Group, Inc., State Farm Mutual Automobile Insurance Company, Farmers Insurance Group, Assurant, Inc. and GEICO, but also from nonstandard auto focused insurers such as Mercury General Corporation, Kemper Corporation and independent agents that operate in a specific region or single state in which we operate. See Item 1A, “Risk Factors - Risks Relating to Our Insurance Operations - The insurance industry is highly competitive, and we may not be able to compete effectively against larger companies.”

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

Reinsurance Agreements

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

In 2017, we entered into a Homeowners Quota Share Agreement covering our homeowners line of business pursuant to which we ceded 29.6% of net liability to unaffiliated third party reinsurers. Effective May 1, 2018, we ceded an additional 12.4% of net liability for a total cession of 42.0%. Effective July 1, 2019, we ceded 40.0% of net liability under new and renewal homeowners policies written. Effective July 1, 2020, we renewed our agreements for an additional one year term and cede 20.0% of net liability under new and renewal homeowners policies.

See Note 10, “Reinsurance” in the notes to our consolidated financial statements.

A&H Segment

Our A&H segment provides supplemental accident and health insurance products. One of the keys to our overall strategy revolves around distribution. We have multiple ways to reach the consumer through established channels, including:

•directly to the consumer through our in-house general agency;
•through independent agents;
•wholesaling through other general agents and Managing General Underwriters (“MGUs”); and
•through employers in the worksite.

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

A&H Product Overview

We focus on products that help individuals and employers address the ever increasing affordability challenges in healthcare. Our products include those packaged with other coverages or services to enhance the overall value proposition to the consumer, as well as standalone products. Target products for groups (through employers) and individuals include:

•Accident/AD&D. This coverage pays a stated benefit to the insured or his/her beneficiary in the event of bodily injury or death due to accidental means (other than natural causes). These policies can serve as supplemental policies underneath high deductible major medical plans that help reduce out of pocket expenses for consumers that result from unexpected events.
•Hospital Indemnity. These plans provide a fixed benefit amount for specific healthcare services (e.g., office visits, hospital stays, diagnostic care, etc.) with no deductibles or copays. They are designed for individuals who are looking for coverage that reduces out of pocket costs not covered by major medical coverage.
•Short-Term Medical. These plans can bridge the timing gap between the annual open enrollment periods (when traditional major medical insurance is available), and offers individuals financial protection for certain unexpected medical bills and other health care expenses (e.g., office visits, emergency, care, hospital stays, etc.). These plans have prescribed policy durations; typically the initial policy durations cannot exceed 12 months (or shorter durations in certain states).
•Cancer/Critical Illness. Critical illness policies provide benefits when specific diseases are first diagnosed. These benefits are paid to the individual directly, who can use them to pay for other out of pocket costs that may arise. This coverage can be sold on a guarantee and simplified issue (health questionnaire) basis either as a standalone product or packaged with other products.
•Stop Loss. Increases in health insurance costs in the group fully insured market has caused an increase in the number of employers offering self-insured plans. NHIC offers a wide array of stop loss programs together with self-insured program administration for small and large employers, as permitted by state law.
•Dental. These policies provide basic dental coverage and can be sold on a stand-alone basis or packaged with other products. They are frequently matched with discount plans and/or dental networks.
•Medicare Supplement. Medicare Supplement insurance policies fills the “gaps” in Original Medicare Plan coverage. These policies help pay some of the health care costs that the Original Medicare Plan doesn't cover and have standardized plan designs.

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

Our internal actuarial analysis of the historical data provides the factors we use in our actuarial analysis in estimating our loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. In accordance with Actuarial Standards of Practice, we generally use multiple traditional methods in determining our estimates of the ultimate unpaid claim liabilities. Each of these methods require actuarial judgment and assumptions. The techniques can include, but are not limited to:

•Paid Development Method - uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Paid Generalized Cape Cod Method - combines the Paid Development Method with the expected loss method, where the expected loss ratios are estimated from exposure and claims experience weighted across multiple accident periods. The selected expected loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.
•Paid Bornhuetter-Ferguson Method - a combination of the Paid Development Method and the Expected Loss Method, the Paid Bornhuetter-Ferguson Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.
•Incurred Development Method - uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Incurred Generalized Cape Cod Method - combines the Incurred Development Method with the expected loss method, where the expected loss ratios are estimated from exposure and claims experience weighted across multiple accident periods. The selected expected loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.
•Incurred Bornhuetter-Ferguson Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred Bornhuetter-Ferguson Method estimates ultimate losses by adding actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.
•Expected Loss Method - utilizes an expected ultimate loss ratio based on historical experience adjusted for trends multiplied by earned premium to project ultimate losses.

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

This supplementary information may include:
•open and closed claim counts;
•statistics related to open and closed claim count percentages;
•claim closure rates;
•changes in average case reserves and average loss and LAE incurred on open claims;
•reported and ultimate average case incurred changes;
•reported and projected ultimate loss ratios; and
•loss payment patterns.

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

With respect to estimating ultimate losses and LAE, the key assumptions remained consistent for the years ended December 31, 2020, 2019, and 2018, and our approach in establishing such assumptions remained consistent for newly underwritten lines. If circumstances bear out our assumptions, losses incurred in 2020, should develop similarly to losses incurred in 2019, and prior years. Thus, if for example, the net loss ratio for auto insurance premiums written in a given accident year is 65.0%, we expect that the net loss ratio for auto insurance premiums written in that same accident year evolving in Year 2 would also be 65.0%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

See Note 9, “Unpaid Losses and Loss Adjustment Expense Reserves” for more information about short-duration insurance contracts and claims development tables in the notes to our consolidated financial statements.

Technology

We rely heavily on technology and extensive data gathering and analysis to evaluate and price our products accurately according to risk exposure. In order to provide our policyholders and producers with superior service and realize profitable growth, we have substantially upgraded our information technology capabilities in recent years. In 2017, we acquired ownership of our personal lines policy administration system (“NPS”) and the related intellectual property, which we previously licensed. NPS has been fully transferred to our operating environment. NPS is based on advanced server-based technology allowing quicker processing and the ability for enhanced scalability. This system allows for increased straight-through automated processing, removing the need for expensive back office processes as well as providing enhanced self-service functionality. Since inception, we have reduced our information technology operating expenses significantly. Our goal is to continue to make strategic investments in technology in order to develop sophisticated tools that enhance our customer service, product management and data analysis capabilities.

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

Regulation

General

We are subject to extensive regulation in the United States and to a lesser extent in Bermuda. As of December 31, 2020, we had twenty-two operating insurance subsidiaries domiciled in the United States: Integon Casualty Insurance Company, Integon General Insurance Corporation, Integon Indemnity Corporation, Integon National Insurance Company (“Integon National”), Integon Preferred Insurance Company, New South Insurance Company, MIC General Insurance Corporation, National General Insurance Company, National General Assurance Company, National General Insurance Online, Inc., National Health Insurance Company, National General Premier Insurance Company, Imperial Fire and Casualty Insurance Company, Agent Alliance Insurance Company, Century-National Insurance Company, Standard Property and Casualty Insurance Company, Direct General Insurance Company, Direct General Insurance Company of Mississippi, Direct General Life Insurance Company, Direct Insurance Company, Direct National Insurance Company and National Farmers Union Property and Casualty Company. Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best. We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

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

Risk-Based Capital Regulations

Our insurance subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The departments of insurance in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 200% of an insurance company’s authorized control level risk-based capital. Each of our insurance subsidiaries had total adjusted risk-based capital substantially in excess of 200% of the authorized control level as of December 31, 2020.

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

Management does not anticipate regulatory action as a result of the 2020 IRIS ratio results for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon any follow-up that no regulatory action was required.

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

Dividends

Our insurance subsidiaries are subject to statutory requirements as to maintenance of policyholders’ surplus and payment of dividends. In general, the maximum amount of dividends that US-domiciled insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. Also, most states restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus. In addition, state insurance regulators may limit or restrict an insurance company’s ability to pay stockholder dividends or as a condition to the issuance of a certificate of authority, as a condition to a change of control approval, or for other regulatory reasons.

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

The Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, adopted by the NAIC, requires insurers to maintain a framework for identifying, assessing, monitoring and reporting on the “material and relevant risks” associated with the insurer’s current business plans. Under the ORSA Model Act, an insurer must perform at least annually a self-assessment of its current and future risks and must file a confidential report with the insurer’s lead insurance regulator. The ORSA report was filed in 2020, with the Company’s lead insurance regulator, as well as with certain other state regulators, and describes our process for assessing our own solvency.

Change of Control

State insurance holding company laws require prior approval by the respective state insurance departments of any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Any person acquiring control of us or of any substantial portion of our outstanding shares would first be required to obtain the approval of the domestic regulators (including those asserting “commercial domicile”) of our insurance subsidiaries.

Any transactions that would constitute a change of control, including a change of control of us and/or any of our domestic insurance subsidiaries, would generally require the party acquiring control to obtain the prior approval of the department of insurance in the state in which the insurance company being acquired is domiciled (and in any other state in which the company may be deemed to be commercially domiciled by reason of concentration of its insurance business within such state) and may also require pre-notification in certain other states. Obtaining these approvals may result in the material delay of, or deter, any such transaction.

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

Property and casualty insurance company insolvencies or failures may result in additional guaranty association assessments to our insurance subsidiaries at some future date. At this time, we are unable to determine the impact, if any, that such assessments may have on their financial positions or results of their operations. As of December 31, 2020, each of our insurance subsidiaries has established accruals for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Regulatory changes occur from time to time with respect to state-based industry pools, facilities or associations. In June 2019, Michigan enacted major reforms of its current system governing personal automobile insurance. These changes to the Michigan Catastrophic Claims Association (“MCCA”), effective in 2020, among other things, allowed insureds to choose levels of personal injury protection coverage, including the option to opt-out of personal injury protection coverage in certain circumstances, and implemented mandated rate reductions that correspond to the level of personal injury protection coverage chosen by insureds.

On December 22, 2017, “H.R.1”, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), was signed into law. The TCJA reduced the federal corporate income tax rate from 35% to 21%, which impacted the Company’s effective tax rate and after-tax earnings in the United States. The Company was also affected by certain other aspects of the TCJA, such as limitations on the deductibility of interest expense and executive compensation, deductibility of capital expenditures, and, implementation of a minimum tax on the “global intangible low-taxed income” of a “United States shareholder” of a “controlled foreign corporation.”

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

Existing and new laws and regulations affecting the health insurance industry, or changes to existing laws and regulations, may transpire. The PPACA was signed into law in 2010, and, in recent years there have been several judicial and congressional challenges and a number of proposed and adopted amendments to the PPACA. The TCJA also repealed certain aspects of the PPACA. If we are unable to adapt our A&H business to current and/or future requirements of the health insurance legislation, our A&H business could be materially adversely affected.

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

Privacy Regulations

The Gramm-Leach-Bliley Act is a federal law which, among other things, protects consumers from the unauthorized dissemination of certain personal information. States have also implemented additional regulations to address privacy issues. For example, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018, and took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. We will continue to monitor and assess the interpretation and enforcement of these state laws, which are continuously developing and evolving, and there is significant uncertainty with respect to how these laws and regulations may evolve and the costs and complexity of future compliance. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. The NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation in 2000, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information.

Additionally, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), The Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the 2013 Omnibus Rule dictates the dissemination of an individual’s personal health information by covered entities and their business associates. These laws and their implementing regulations apply to health care providers and health insurers, and thereby requires our A&H business to maintain policies and procedures with regard to the storage, maintenance and disclosure of our policyholders’ personal health information.

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

Foreign Regulation

Classification

Our Bermuda subsidiaries, National General Re Ltd. (“NG Re”) and National General Insurance Ltd. (“NGIL”, and together with NG Re, the “Bermuda Insurers”), are registered as Class 3A general insurers with the Bermuda Monetary Authority (“BMA”) under the Bermuda Insurance Act, 1978 and related regulations as amended (the “Insurance Act - Bermuda”). The Bermuda Insurers’ license authorizes them to write general business other than long-term business. The BMA is responsible for the day-to-day supervision of insurers and monitors compliance with the solvency and liquidity standards imposed by the Insurance Act - Bermuda.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

Each Bermuda Insurer is required to file annually with the BMA financial statements, a statutory financial return and a capital and solvency return. The statutory financial return for an insurer includes, among other matters, statutory financial statements, a report of the approved auditor on the statutory financial statements, and a declaration of compliance confirming compliance with various minimum criteria, including certifying the company meets the minimum solvency margin. The capital and solvency return for each Bermuda Insurer includes a Bermuda solvency capital return model for a Class 3A insurer, a commercial insurer's solvency self-assessment, a reconciliation of net loss reserves, schedule of solvency, financial condition report, an opinion of the company’s loss reserve specialist, a schedule of eligible capital and an economic balance sheet. Each capital and solvency return also includes a capital and solvency declaration that the return fairly represents the financial condition of the respective Bermuda Insurer in all material respects.

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

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act - Bermuda, the value of the general business assets of a registered Class 3A insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

Each Bermuda Insurer cannot declare or pay dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if it would fail to meet such margin or ratio as a result. In addition, BMA approval would be required prior to a Bermuda Insurer declaring or paying dividends in any financial year that such Bermuda Insurer failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year.

As a registered Class 3A insurer, each Bermuda Insurer is prohibited from declaring or paying dividends of more than 25% of its previous year’s total statutory capital and surplus unless it files with the BMA an affidavit stating that a declaration of the dividend has not caused the insurer to fail to meet its relevant margins. Relevant margins in relation to an insurer means its solvency margin, and in relation to an insurer carrying on general business, its minimum liquidity ratio. In addition, each Bermuda Insurer is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Minimum Liquidity Ratio

Under Regulation 11 of the Insurance Returns and Solvency Regulations 1980 - Bermuda, an insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

Offices

Our principal executive offices are located at 59 Maiden Lane, 38th Floor, New York New York 10038, and our telephone number at that location is (212) 380-9500. Our website is www.nationalgeneral.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into the Annual Report on Form 10-K.

Human Capital Management

As of December 31, 2020, we have approximately 9,700 employees, including part-time employees, none of whom are covered by collective bargaining arrangements.

We are committed to ensuring that employees achieve their personal best by providing the resources needed for employees to take charge of their own future successful career at a highly rated insurance provider that is focused on innovation. We offer employment opportunities for entry-level positions, working professionals and students, and we provide training and competitive compensation in an effort to attract and retain skilled employees. Our human capital strategy focuses on our values and culture, employee development and training, and safety of our employees. The execution of this strategy is overseen at the highest levels of our organization from our senior management.

We are committed to a culture which values teamwork, entrepreneurship and opportunity. In support of our culture, we encourage the diversity of ideas and unique skills that each employee brings to our organization because all of our employees are essential to our success. We appreciate hard work and dedication and an entrepreneurial spirit.

We are a fast paced and dynamic organization, and our employees live by and exemplify what we call the 4 Es. At National General, we are Energized, Engaged, and Empowered, and we Execute every day in order to provide an exceptional experience for our customers. Our successful employees: are Engaged in the overall success of the company and always looking for a better way to address what we do as well as why and how we do things; are Energized and push themselves and colleagues to do more every day; Exhibit Empowerment through the willingness to take initiative and leadership, accepting additional responsibilities beyond regular job duties or assignments while making a positive impact on the company as a whole; and Execute and follow through on commitments while going above and beyond, exceeding the expectations of those internally and externally.

Our Code of Business Conduct and Ethics ensures that our core values of respect, teamwork, innovation, and excellence are applied throughout our organization. Our Code of Business Conduct and Ethics serves as a critical tool to help all of us recognize and report unethical conduct, while preserving our culture of honesty. We provide a certification program on our Code of Business Conduct for all of our employees annually.

Our online training platform provides our staff and management employees with access to a multitude of training courses, videos, reference material, and other tools. Our employees also receive on-the-job training to ensure we are executing appropriately for our clients.

We are committed to the safety of our employees. During the Covid-19 pandemic, we transformed large portions of our employee workforce into work-from-home roles, ensuring minimal disruption to customers and vendors while maintaining the health and safety of our employees and their communities. For areas of our organization that were not able to work remotely, precautions were taken to protect those limited employees, including the implementation of social distancing and personal protective equipment requirements, enhanced cleaning and sanitation procedures, and modified workspaces to reduce the potential for disease transmission.

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

Pricing involves the acquisition and analysis of historical loss data, and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we:

•collect and properly analyze a substantial volume of data from our insureds;
•develop, test and apply appropriate actuarial projections and rating formulas;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our insureds’ losses with reasonable accuracy.

We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:

•insufficient or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;
•regulatory constraints on rate increases;
•unexpected escalation in the costs of ongoing medical treatment;
•our failure to accurately estimate investment yields and the duration of our liability for loss and LAE; and
•unanticipated court decisions, legislation or regulatory action.

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

The COVID-19 outbreak has had a notable adverse impact on general economic conditions, including adverse impacts on automobile sales and new home sales and increased unemployment, which may decrease customer demand for our insurance products, negatively impact our premium volume, and otherwise adversely impact our future results of operations. For a further discussion of risks that can impact us as a result of an economic downturn, see “General economic conditions could materially and adversely affect our business, our liquidity and financial condition.” included in this section.

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

The disruption in the financial markets due to the continuing impact of COVID-19 could result in net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. For further discussion of the risks related to our investment portfolio see “Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.” included in this section. In the event that these market conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected.

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

For the year ended December 31, 2020, our P&C segment derived 72.7% of its gross premium written from the following ten states: North Carolina (15.9%), California (14.2%), New York (11.8%), Florida (11.6%), Texas (4.0%), Virginia (3.5%), Louisiana (3.4%), Alabama (2.9%), New Jersey (2.9%), and Connecticut (2.5%). As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in these states. Adverse developments relating to any of these conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Our affinity channel operates primarily through relationships with affinity partners, which include major retailers and membership organizations. Our top two affinity relationships collectively represent 63% of our affinity channel written premium. Although our relationships with these and most of our other affinity partners are long-standing with long-term contracts, in the event of the termination of any of our significant affinity partner relationships, our net earned premium could be adversely affected.

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

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, phishing attempts, e-mail fraud, employee misconduct and other external hazards could expose our data systems to security breaches, cyberattacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Despite security measures that we have implemented, we cannot assure you that our or third party systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions, cause payments to be made to an unintended recipient, or result in unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. We could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and regulations in jurisdictions outside the U.S. governing the protection of personal and confidential information of our clients or employees. These laws and regulations are increasing in complexity and number and change frequently. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

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

Rating agencies evaluate insurance companies based on their ability to pay claims. A.M. Best has currently assigned our insurance subsidiaries a group rating of “A-” (Excellent). On July 9, 2020, following the announcement of our agreement to be acquired by Allstate, A.M. Best placed us and our subsidiaries under review with positive implications. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Our competitive position relative to other companies is determined in part by the A.M. Best rating of our insurance subsidiaries. A.M. Best ratings are directed toward the concerns of policyholders and insurance agencies and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities.

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

Our results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest rate sensitive investments, such as fixed-income securities. As of December 31, 2020, our investment in fixed-income securities was approximately $4,497.1 million, or 90.5% of our total investment portfolio. Increases in market interest rates may have an adverse impact on the value of our investment portfolio by decreasing the value of fixed-income securities. Conversely, declining market interest rates could have an adverse impact on our investment income as we invest positive cash flows from operations and as we reinvest proceeds from maturing and called investments in new investments that could yield lower rates than our investments have historically generated. Defaults in our investment portfolio may produce operating losses and adversely impact our results of operations.

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

In addition, the performance of our investment portfolio generally is subject to other risks, including the following:

•the risk of decrease in value due to a deterioration in the financial condition, operating performance or business prospects of one or more issuers of our fixed-income securities;
•the risk that our portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries;
•the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis; and
•general movements in the values of securities markets.

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

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their states of domicile, which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domiciliary state. In general, the maximum amount of dividends that US-domiciled insurance subsidiaries may pay in any 12-month period without regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is generally defined for this purpose to be statutory net income, net of realized capital gains, for the calendar year preceding the date of the dividend. In addition, other states may limit or restrict our insurance subsidiaries’ ability to pay stockholder dividends generally or as a condition to issuance of a certificate of authority. The aggregate amount of cash dividends and distributions that could be paid by our insurance subsidiaries without prior approval by the various domiciliary states of our insurance subsidiaries was approximately $156.4 million as of December 31, 2020, taking into account dividends paid in the prior twelve month period.

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

We are subject to comprehensive regulation and supervision by government agencies in each of the states in which our insurance subsidiaries are domiciled or commercially domiciled, as well as all states in which they are licensed, sell insurance products, issue policies, or handle claims. Some states impose restrictions or require prior regulatory approval of specific corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. These regulations provide safeguards for policyholders and are not intended to protect the interests of stockholders. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner is, and will continue to be, critical to our success. Some of these regulations include:

•Required Licensing. We operate under licenses issued by the insurance department in the states in which we sell insurance. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly or offer new insurance products in that market may be substantially impaired. In addition, if the insurance department in any state in which we currently operate suspends, non-renews, or revokes an existing license, we would not be able to offer affected products in that state.
•Transactions Between Insurance Companies and Their Affiliates. Transactions between us or other of our affiliates and our insurance companies generally must be disclosed, and prior approval is required before any material or extraordinary transaction may be consummated. Approval may be refused or the time required to obtain approval may delay some transactions, which may adversely affect our ability to innovate or operate efficiently.
•Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which we conduct business require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to the policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable insurance department. In most of the states in which we operate, prior approval of rate changes is required and there may be long delays in the approval process or the rates may not be approved. Accordingly, our ability to respond to market developments or increased costs in that state could be adversely affected and our ability to operate in a profitable manner may be limited.
•Restrictions on Cancellation, Non-Renewal or Withdrawal. Many of the states in which we operate have laws and regulations that limit our ability to exit a market. For example, some states limit a private passenger auto insurer’s ability to cancel and refuse to renew policies and some prohibit insurers from withdrawing one or more lines of insurance business from the state unless prior approval is received. In some states, these regulations extend to significant reductions in the amount of insurance written, not just to a complete withdrawal. Laws and regulations that limit our ability to cancel and refuse to renew policies in some states or locations and that subject withdrawal plans to prior approval requirements may restrict our ability to exit unprofitable markets, which may harm our business, financial condition and results of operations.
•Lender-placed insurance products. State departments of insurance and regulatory authorities may choose to review the appropriateness of our premium rates for our lender-placed insurance products. If the reviews by state departments of insurance lead to significant decreases in premium rates for our lender-placed insurance products, our results of operations could be materially adversely affected.
•Other Regulations. We must also comply with regulations involving, among other matters:

•the use of non-public consumer information and related privacy issues;
•the use of credit history in underwriting and rating policies;
•limitations on the ability to charge policy fees;
•limitations on types and amounts of investments;
•restrictions on the payment of dividends by our insurance subsidiaries;
•the acquisition or disposition of an insurance company or of any company controlling an insurance company;
•involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements;
•reporting with respect to financial condition; and
•periodic financial and market conduct examinations performed by state insurance department examiners.

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

In our lender-placed insurance business, we use a proprietary insurance-tracking system to monitor the clients’ mortgage portfolios to verify the continuation of insurance on each mortgaged property. If, in addition to our current competitors, others in this industry develop a competing system or equivalent administering capabilities, this could adversely affect our business and results of operations.

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

For the year ended December 31, 2020, we generated $760.4 million in service and fee revenue from our P&C and A&H policyholders, which included, among others, origination fees, installment fees relating to installment payment plans, late payment fees, policy cancellation fees and reinstatement fees. The revenue we generate from these service fees could be reduced by changes in consumer protection or insurance regulation that restrict or prohibit our ability to charge these fees. If our ability to charge fees for these services were to be restricted or prohibited, there can be no assurance that we would be able to obtain rate increases or take other action to offset the lost revenue and the direct and indirect costs associated with providing the services, which could adversely affect our business, financial condition and results of operations.

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

In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. For example, our operating results for the year ended December 31, 2020, have been negatively impacted by losses resulting from severe weather-related events. Losses related to P&C weather-related events, excluding the Reciprocal Exchanges, were $150.2 million in 2020, compared to $51.2 million in 2019, an increase of $99.0 million year over year. Although we believe that our geographic and product mix creates limited exposure to catastrophic events and we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, catastrophic events are inherently unpredictable and the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. The applicable insurance company remains liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer is unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2020, we had an aggregate amount of approximately $1,218.9 million of reinsurance recoverable, net of the allowance for estimated uncollectible reinsurance.

Our largest reinsurance recoverables are from the North Carolina Reinsurance Facility (“NCRF”) and the Michigan Catastrophic Claims Association (“MCCA”). The NCRF is a non-profit organization established to provide automobile liability reinsurance to those insurance companies that write automobile insurance in North Carolina. The MCCA is a Michigan reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $0.6 million in 2020. At December 31, 2020, the amount of reinsurance recoverable from the NCRF and the MCCA was approximately $193.3 million and $545.7 million, respectively. If any of our principal reinsurers were unable to meet its obligations to us, our financial condition and results of operations would be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We use an aggregate of approximately 2.5 million square feet in approximately 54 office locations and approximately 500 storefronts. We have an ownership interest in the entities that own the buildings in which we lease space at two of these locations, which represent an aggregate of approximately 0.3 million square feet.

Item 3. Legal Proceedings

We are routinely involved in legal proceedings arising in the ordinary course of business, in particular in connection with claims adjudication with respect to our policies. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations. See Note 13, “Commitments and Contingencies” in the notes to our consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shareholders

Our common shares began trading on the Nasdaq Global Market under the symbol “NGHC” on February 20, 2014. As a result of the Merger, on January 4, 2021, we became a wholly owned subsidiary of Allstate, our common shares were delisted from the NASDAQ Global Stock Market and we subsequently filed a Form 15 on January 14, 2021 to deregister the common shares under the Securities Exchange Act of 1934, as amended. Accordingly, our common shares are no longer publicly traded. Prior to the Merger, we had one class of common stock with 150,000,000 authorized shares at a par value of $0.01 per share. As of January 3, 2021, the day prior to the completion of the Merger, there were approximately 254 registered record holders of our common shares.

Dividend Policy

As a result of the Merger and the delisting of our common shares from the NASDAQ Global Stock Market on January 4, 2021, our common shares are now wholly owned by Allstate and there is no public market for our common shares.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock for the five-year period (December 31, 2015 to December 31, 2020) with the cumulative total return on the Nasdaq Global Market Index and a peer group comprised of the Nasdaq Insurance Index. The graph shows the change in value of an initial $100 investment made on December 31, 2015. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparative Cumulative Total Returns Since December 31, 2015, for National General Holdings Corp., Nasdaq Composite Index and Nasdaq Insurance Index

$300
$250
$200
$150
$100
$50
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
National General Holdings Corp.
Nasdaq Composite Index
Nasdaq Insurance Index

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2020, we did not repurchase any shares of common stock. On April 29, 2020, our Board of Directors authorized and approved a share repurchase program with a 12-month term for up to $50 million aggregate purchase price of our outstanding common shares. During the year ended December 31, 2020, we repurchased an aggregate of 459,083 common shares with a cost of $8.5 million under the program. The purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate signed July 7, 2020, we were prohibited from making any further common share repurchases prior to the close of the Merger. On January 4, 2021, our common shares were delisted from the NASDAQ Global Stock Market as a result of the Merger.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The income statement data for the years ended December 31, 2020, 2019, and 2018, and the balance sheet data as of December 31, 2020, and 2019, are derived from our audited financial statements included elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this annual report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Income Statement Data(1)	(amounts in thousands, except percentages and per share data)
Gross premium written	$5,634,547	$5,583,080	$5,416,839	$4,755,985	$3,500,898
Ceded premiums(2)	(1,013,703)	(1,358,459)	(1,589,126)	(1,178,390)	(428,202)
Net premium written	$4,620,844	$4,224,621	$3,827,713	$3,577,595	$3,072,696
Change in unearned premium	(126,224)	(106,579)	(95,511)	76,581	(77,525)
Net earned premium	$4,494,620	$4,118,042	$3,732,202	$3,654,176	$2,995,171
Ceding commission income	152,457	238,453	224,697	116,456	45,600
Service and fee income	760,374	641,965	561,583	502,927	380,817
Net investment income(3)	118,257	141,233	119,034	101,950	115,187
Net gain (loss) on investments	26,577	13,473	(29,545)	46,763	7,904
Other income (expense)	—	26,428	—	(198)	24,308
Total revenues	$5,552,285	$5,179,594	$4,607,971	$4,422,074	$3,568,987
Loss and loss adjustment expense	2,824,082	2,854,468	2,662,226	2,626,082	2,092,280
Acquisition costs and other underwriting expenses(4)	990,569	827,367	735,266	672,429	497,007
General and administrative expenses(5)	1,043,193	1,041,772	938,046	912,996	709,148
Interest expense	33,772	51,544	51,425	47,086	40,180
Total expenses	$4,891,616	$4,775,151	$4,386,963	$4,258,593	$3,338,615
Income before provision for income taxes	$660,669	$404,443	$221,008	$163,481	$230,372
Provision for income taxes	136,461	77,013	53,484	61,273	33,998
Net income	$524,208	$327,430	$167,524	$102,208	$196,374
Less: Net (income) loss attributable to noncontrolling interest	(10,877)	20,639	39,830	3,637	(20,668)
Net income attributable to National General Holdings Corp.	$513,331	$348,069	$207,354	$105,845	$175,706
Dividends on preferred stock	(33,600)	(33,600)	(32,492)	(31,500)	(24,333)
Net income attributable to National General Holdings Corp. common stockholders	$479,731	$314,469	$174,862	$74,345	$151,373
Per common share data:
Basic earnings per share	$4.23	$2.78	$1.62	$0.70	$1.43
Weighted average shares outstanding - basic	113,512	113,200	107,660	106,588	105,952
Diluted earnings per share	$4.14	$2.73	$1.59	$0.68	$1.40
Weighted average shares outstanding - diluted	116,427	116,097	110,822	108,752	108,278
Dividends declared per common share	$0.20	$0.18	$0.16	$0.16	$0.14
Insurance Ratios
Net loss ratio(6)	62.8%	69.3%	71.3%	71.9%	69.9%
Net operating expense ratio (non-GAAP)(7)(8)	24.8%	23.7%	23.5%	26.4%	26.0%
Net combined ratio (non-GAAP)(7)(8)(9)	87.6%	93.0%	94.8%	98.3%	95.9%
Insurance Ratios Before Amortization and Impairment (non-GAAP)
Net operating expense ratio before amortization and impairment (non-GAAP)(10)	24.3%	22.8%	22.7%	24.7%	23.6%
Net combined ratio before amortization and impairment (non-GAAP)(10)(11)	87.1%	92.1%	94.0%	96.6%	93.5%

	As of December 31,
	2020	2019	2018	2017	2016
Selected Balance Sheet Data	(amounts in thousands)
Investments	$4,969,271	$4,854,998	$4,226,806	$3,649,788	$3,631,064
Cash, cash equivalents and restricted cash	$699,767	$164,463	$233,583	$357,484	$285,900
Premiums and other receivables, net	$1,545,380	$1,428,948	$1,399,812	$1,324,321	$1,091,774
Reinsurance recoverable, net	$1,218,930	$1,394,308	$1,611,738	$1,294,165	$948,236
Goodwill and Intangible assets, net	$520,053	$545,151	$560,120	$578,223	$626,084
Total assets	$10,127,894	$9,756,534	$9,439,280	$8,439,743	$7,238,028
Unpaid loss and loss adjustment expense reserves	$2,889,098	$2,886,414	$2,957,159	$2,663,557	$2,273,866
Unearned premiums and other revenue	$2,244,624	$2,312,241	$2,280,728	$2,032,605	$1,701,286
Debt	$676,810	$686,006	$705,795	$713,710	$752,001
Total liabilities	$6,911,896	$7,139,040	$7,238,409	$6,486,318	$5,320,670
Common stock and additional paid-in capital	$1,078,146	$1,066,768	$1,058,912	$918,818	$914,851
Preferred stock	$450,000	$450,000	$450,000	$420,000	$420,000
Noncontrolling interest	$(21,165)	$(31,960)	$(19,967)	$24,856	$31,918
Total stockholders’ equity	$3,215,998	$2,617,494	$2,200,871	$1,953,425	$1,917,358

(1) Results of operations were affected by our various acquisitions and reinsurance transactions from 2016 to 2020, and a disposition in 2019. Bargain purchase gain or gain on sale of a business is recorded in other income (expense).
(2) Premiums ceded to related parties were not material for the years ended December 31, 2020, 2019, 2018, and 2017.
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
(7) Net operating expense ratio and net combined ratio are considered non-GAAP financial measures under applicable SEC rules because a component of those ratios, net operating expense, is calculated by offsetting acquisition costs and other underwriting expenses and general and administrative expenses by ceding commission income, service and fee income and other general and administrative expenses (M&A advisory cost / Arbitration award). Management uses net operating expense ratio (non-GAAP) and net combined ratio (non-GAAP) to evaluate financial performance against historical results and establish targets on a consolidated basis. We believe this presentation enhances the understanding of our results by eliminating what we believe are volatile and unusual events and presenting the ratios with what we believe are the underlying run rates of the business. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by the Company’s management. For a reconciliation of net operating expense, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Consolidated Results of Operations.”
(8) Net operating expense ratio (non-GAAP) is calculated by dividing the net operating expense by net earned premium. Net operating expense consists of the sum of acquisition costs and other underwriting expenses and general and administrative expenses less ceding commission income, service and fee income and other general and administrative expenses (M&A advisory cost / Arbitration award).

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

The discussion of our financial condition and results of operations for the year ended December 31, 2018 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated by reference into this MD&A.

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

Reportable Segments

We manage our business through two reportable segments, Property and Casualty (“P&C”) and Accident and Health (“A&H”), and we conduct business primarily through our twenty-two regulated domestic insurance subsidiaries:

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
National General Insurance Online, Inc.
National General Premier Insurance Company
New South Insurance Company
Standard Property and Casualty Insurance Company

Accident and Health:
Direct General Life Insurance Company
National Health Insurance Company

Our insurance subsidiaries have an “A-” (Excellent) group rating by A.M. Best Company, Inc. (“A.M. Best”). On July 9, 2020, following the announcement of our agreement to be acquired by Allstate, A.M. Best placed us and our subsidiaries under review with positive implications. We currently conduct a limited amount of business outside the United States, primarily in Bermuda.

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

The operating results of insurance companies are subject to quarterly and yearly fluctuations due to the effect of competition on pricing, the frequency and severity of losses, the effect of weather and natural disasters on losses, general economic conditions, the general regulatory environment in states in which an insurer operates, state regulation of premium rates, changes in fair value of investments, and other factors such as changes in tax laws or global events such as the COVID-19 pandemic and the resulting health and safety, economic and regulatory impacts. The industry has been highly cyclical with periods of high premium rates and shortages of underwriting capacity followed by periods of severe price competition and excess capacity. While these cycles can have a large impact on a company’s ability to grow and retain business, we have sought to focus on niche markets and regions where we are able to maintain premium rates at generally consistent levels and maintain underwriting discipline throughout these cycles. We believe that the nature of our insurance products, including their relatively low limits, the relatively short duration of time between when claims are reported and when they are settled, and the broad geographic distribution of our customers, have allowed us to grow and retain our business throughout these cycles. Also, we have limited our exposure to catastrophe losses through reinsurance. With regard to seasonality, we tend to experience higher claims and claims expense in our P&C segment during periods of severe or inclement weather. Our operating results for the year ended December 31, 2020, have been negatively impacted by losses resulting from severe weather-related events.

We evaluate our operations by monitoring key measures of growth and profitability, including net combined ratio (non-GAAP) and operating leverage. We target a net combined ratio (non-GAAP) in the low-to-mid 90s while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. To achieve our targeted net combined ratio (non-GAAP) we continually seek ways to reduce our operating costs and lower our expense ratio. For the year ended December 31, 2020, our operating leverage (the ratio of net earned premium to average total stockholders’ equity) was 1.5x, which was within our planned target operating leverage of between 1.5x and 2.0x.

Investment income is also an important part of our business. Because we often do not settle claims until several months or longer after we receive the original policy premiums, we can invest cash from premiums for significant periods. We invest our capital and surplus following state and regulatory guidelines. Our net investment income was $118.3 million, $141.2 million and $119.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. We held 12.3% and 3.3% of our total invested assets in cash, cash equivalents and restricted cash as of December 31, 2020, and 2019, respectively.

Our most significant balance sheet liability is our unpaid loss and LAE reserves. As of December 31, 2020, and 2019, our reserves, net of reinsurance recoverable on unpaid losses, were $1.9 billion and $1.8 billion, respectively. We record reserves for estimated losses under insurance policies that we write and for LAE related to the investigation and settlement of policy claims. Our reserves for loss and LAE represent the estimated cost of all reported and unreported loss and LAE incurred and unpaid at any given point in time based on known facts and circumstances. Reserves are based on estimates of the most likely ultimate cost of individual claims. These estimates are inherently uncertain. Judgment is required to determine the relevance of our historical experience and industry information under current facts and circumstances. The interpretation of this historical and industry data can be impacted by external forces, principally frequency and severity of future claims, length of time to achieve ultimate settlement of claims, inflation of medical costs and wages, insurance policy coverage interpretations, jury determinations and legislative changes. Accordingly, our reserves may prove to be inadequate to cover our actual losses. If we change our estimates, such changes would be reflected in our results of operations during the period in which they are made, with increases in our reserves resulting in decreases in our earnings.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The COVID-19 pandemic has had a notable adverse impact on general economic conditions, including adverse impacts on automobile sales and new home sales and increased unemployment, which may decrease customer demand for our insurance products, negatively impact our premium volume, reduce our ability to access capital, and otherwise adversely impact our future results of operations. Additionally, federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. For example, regulatory actions seek to retroactively mandate coverage for losses which various types of insurance policies were not designed or priced to cover or seek to require premium refunds. Regulatory restrictions or requirements also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums or fees. Because of the unprecedented size and breadth of this pandemic, and rapidly evolving situation, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

While we continue to closely monitor the impact of the COVID-19 pandemic and assess its potential effects on our business, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.

For further discussion regarding the potential impact of COVID-19 and related economic conditions on the Company, see “Part I—Item 1A—Risk Factors.”

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2, “Significant Accounting Policies” in the notes to our consolidated financial statements.

Use of estimates and assumptions. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our principal estimates include unpaid losses and LAE reserves; deferred acquisition costs; reinsurance recoverable, including the provision for uncollectible amounts; recording of credit loss and impairment of fixed maturities due to credit-related factors; determining the fair value of investments; determining the fair value of stock-based awards for stock compensation; the valuation of intangibles and the determination of goodwill and goodwill impairment; and income taxes. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, actual results could differ from estimates.

Premiums and other receivables. We recognize earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premium represents the portion of premiums written applicable to the unexpired terms of the policies. Net premiums receivable represent premium written and not yet collected, net of an allowance for uncollectible premium. We regularly evaluate premium and other receivables and adjust for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made. Premium refunds are recorded as an offset against gross premium written.

Premiums and other receivables are reported net of an allowance for expected credit losses. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions, and other relevant factors. We use a loss-rate method to estimate the expected credit losses. Credit risk is partially mitigated by our ability to cancel the policy if the policyholder does not pay the premium.

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

In establishing these estimates, we make various assumptions regarding a number of factors, including frequency and severity of claims, the length of time needed to achieve ultimate settlement of claims, inflation of medical costs, insurance policy coverage interpretations, jury determinations and legislative changes. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates. On a quarterly basis, we review our reserves for loss and LAE to determine whether further adjustments are required. Any resulting adjustments are included in the period in which adjustments are determined. Additional information regarding the judgments and uncertainties surrounding our estimated reserves for loss and LAE can be found in Item 1, “Business - Loss Reserves.”

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

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. We report our reinsurance recoverable net of an allowance for estimated uncollectible reinsurance. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses, and other relevant factors. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.

Deferred acquisition costs. Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, and other direct sales costs that are directly related to the successful acquisition of insurance policies. These costs, net of ceding allowances, are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned and/or over the expected life of the policy as applicable to A&H. Anticipated investment income is considered in determining the recoverability of these costs. We believe that these costs are recoverable.

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

Investments. Our debt securities are classified as available for sale and are measured at fair value with unrealized gains and losses reported as a separate component of comprehensive income. Equity investments (except those accounted for under the equity method, and those that result in consolidation of the investee and certain other investments) are measured at fair value with all gains and losses reported in net income. We may sell our available-for-sale and equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale and equity securities are reported at their estimated fair values based on quoted market prices or recognized pricing services.

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

Beginning on January 1, 2020, credit losses on available-for-sale debt securities are recognized through an allowance account. The Company reports accrued investment income separately from debt securities in the Consolidated Balance Sheets, and has elected not to measure an allowance for credit losses. Accrued investment income is written-off by reversing interest income through net investment income at the time the issuer of the bond defaults or is expected to default on payments. Uncollectible debt securities are written-off to net gain (loss) on investments when the Company determines that no additional payments of principal or interest will be received.

Goodwill and intangible assets. A purchase price paid that is in excess of net assets, i.e., goodwill, arising from a business combination is recorded as an asset and is not amortized. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in general and administrative expenses in the consolidated statements of income.

Intangible assets that have finite lives, including but not limited to, agent and customer relationships and trademarks, are amortized over the estimated useful life of the asset. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. Generally, intangible assets with finite lives are only tested for impairment if indicators of impairment, i.e, triggers, are identified. Triggers include but are not limited to, a significant adverse change in the extent, manner, or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the intangible asset.

Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to record assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. We account for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires us to record assets and liabilities at fair value. We adjust the fair value of loss and LAE reserves starting with the acquired loss reserves based on our existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset or another liability, as applicable and is amortized proportionately to the reduction in the related loss reserves (e.g., over the estimated payout period of the acquired loss and LAE reserves). We assign fair values to intangible assets acquired based on valuation techniques including the income and market approaches. We record contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess (deficiency) of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill or bargain purchase gain. We expense costs associated with the acquisition of a business in the period incurred.

Noncontrolling Interest. Non-redeemable noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. We have no ownership interest in the Reciprocal Exchanges. Therefore, the difference between the value of their assets and liabilities represent the value of the noncontrolling interest.

Fair value of financial instruments. Our estimates of fair value for financial assets and financial liabilities are based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions.

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

Principal Revenue and Expense Items

Gross premium written. Gross premium written represents premium from each insurance policy that we write, including as a servicing carrier for assigned risk plans, during a reporting period based on the effective date of the individual policy, before ceding reinsurance to third parties. Premium refunds are recorded as an offset against gross premium written.

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

Other income (expense). Other income (expense) represents the bargain purchase gain or the gain on sale of a business.

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

Net operating expense (non-GAAP). These expenses consist of the sum of general and administrative expenses and acquisition costs and other underwriting expenses less ceding commission income, service and fee income and other general and administrative expenses (M&A advisory cost / Arbitration award).

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

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands)
Gross premium written	$5,260,946	$373,601	$—	$5,634,547	$5,135,633	$447,447	$—	$5,583,080
Ceded premiums	(841,318)	(172,385)	—	(1,013,703)	(1,145,484)	(212,975)	—	(1,358,459)
Net premium written	$4,419,628	$201,216	$—	$4,620,844	$3,990,149	$234,472	$—	$4,224,621
Change in unearned premium	(146,257)	20,033	—	(126,224)	(82,338)	(24,241)	—	(106,579)
Net earned premium	$4,273,371	$221,249	$—	$4,494,620	$3,907,811	$210,231	$—	$4,118,042
Ceding commission income	110,163	42,294	—	152,457	174,952	63,501	—	238,453
Service and fee income	807,772	6,311	(53,709)	760,374	705,006	5,755	(68,796)	641,965
Total underwriting revenues	$5,191,306	$269,854	$(53,709)	$5,407,451	$4,787,769	$279,487	$(68,796)	$4,998,460
Underwriting expenses:
Loss and loss adjustment expense	2,669,732	154,350	—	2,824,082	2,677,356	177,112	—	2,854,468
Acquisition costs and other underwriting expenses	943,739	46,830	—	990,569	782,328	45,039	—	827,367
General and administrative expenses	1,031,600	65,302	(53,709)	1,043,193	1,024,574	85,994	(68,796)	1,041,772
Total underwriting expenses	$4,645,071	$266,482	$(53,709)	$4,857,844	$4,484,258	$308,145	$(68,796)	$4,723,607
Underwriting income (loss)	$546,235	$3,372	$—	$549,607	$303,511	$(28,658)	$—	$274,853
Net investment income	121,274	7,256	(10,273)	118,257	142,174	8,638	(9,579)	141,233
Net gain (loss) on investments	14,145	12,432	—	26,577	13,603	(130)	—	13,473
Other income	—	—	—	—	26,428	—	—	26,428
Interest expense	(33,646)	(10,399)	10,273	(33,772)	(51,544)	(9,579)	9,579	(51,544)
Income (loss) before provision (benefit) for income taxes	$648,008	$12,661	$—	$660,669	$434,172	$(29,729)	$—	$404,443
Provision (benefit) for income taxes	134,677	1,784	—	136,461	86,103	(9,090)	—	77,013
Net income (loss)	$513,331	$10,877	$—	$524,208	$348,069	$(20,639)	$—	$327,430
Net gain (loss) attributable to noncontrolling interest	—	(10,877)	—	(10,877)	—	20,639	—	20,639
Net income attributable to NGHC	$513,331	$—	$—	$513,331	$348,069	$—	$—	$348,069
Dividends on preferred stock	(33,600)	—	—	(33,600)	(33,600)	—	—	(33,600)
Net income attributable to NGHC common stockholders	$479,731	$—	$—	$479,731	$314,469	$—	$—	$314,469

	Year Ended December 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting ratios:	(amounts in thousands, except percentages)
Net loss ratio	62.5%	69.8%	—%	62.8%	68.5%	84.2%	—%	69.3%
Net operating expense ratio (non-GAAP)	24.6%	28.7%	—%	24.8%	23.4%	29.4%	—%	23.7%
Net combined ratio (non-GAAP)	87.1%	98.5%	—%	87.6%	91.9%	113.6%	—%	93.0%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	62.5%	69.8%	—%	62.8%	68.5%	84.2%	—%	69.3%
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	28.7%	—%	24.3%	22.5%	29.4%	—%	22.8%
Net combined ratio before amortization and impairment (non-GAAP)	86.6%	98.5%	—%	87.1%	91.0%	113.6%	—%	92.1%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$4,678,717	$276,881	$(63,982)	$4,891,616	$4,535,802	$317,724	$(78,375)	$4,775,151
Less: Loss and loss adjustment expense	2,669,732	154,350	—	2,824,082	2,677,356	177,112	—	2,854,468
Less: Interest expense	33,646	10,399	(10,273)	33,772	51,544	9,579	(9,579)	51,544
Less: Ceding commission income	110,163	42,294	—	152,457	174,952	63,501	—	238,453
Less: Service and fee income	807,772	6,311	(53,709)	760,374	705,006	5,755	(68,796)	641,965
Less: Other general and administrative expenses	8,026	—	—	8,026	14,273	—	—	14,273
Net operating expense (non-GAAP)	$1,049,378	$63,527	$—	$1,112,905	$912,671	$61,777	$—	$974,448
Net earned premium	$4,273,371	$221,249	$—	$4,494,620	$3,907,811	$210,231	$—	$4,118,042
Net operating expense ratio (non-GAAP)	24.6%	28.7%	—%	24.8%	23.4%	29.4%	—%	23.7%

Net operating expense (non-GAAP)	$1,049,378	$63,527	$—	$1,112,905	$912,671	$61,777	$—	$974,448
Less: Non-cash amortization of intangible assets	20,637	131	—	20,768	34,665	71	—	34,736
Net operating expense before amortization and impairment (non-GAAP)	$1,028,741	$63,396	$—	$1,092,137	$878,006	$61,706	$—	$939,712
Net earned premium	$4,273,371	$221,249	$—	$4,494,620	$3,907,811	$210,231	$—	$4,118,042
Net operating expense ratio before amortization and impairment (non-GAAP)	24.1%	28.7%	—%	24.3%	22.5%	29.4%	—%	22.8%

The Company has auto and homeowners quota share agreements (collectively, the “Quota Shares”). Effective January 1, 2020, under the auto quota share agreement we cede 5.0% of net liability under new and renewal auto policies written, compared to 7.0% and 10.0% of net liability ceded effective January 1, 2019, and July 1, 2019, respectively. From July 1, 2019, to June 30, 2020, under the homeowners quota share agreement we ceded 40.0% of net liability. Effective July 1, 2020, we cede 20.0% of net liability under homeowners policies.

In August 2019, we completed the acquisition of National Farmers Union Property and Casualty Company (“Farmers Union Insurance”). In December 2019, we sold our Euro Accident Health and Care Insurance Sweden operation (“Euroaccident”).

As a result of these transactions, comparisons between the results for the years ended December 31, 2020, and 2019, will be less meaningful.

Consolidated Results of Operations for the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

Gross premium written. Gross premium written increased by $51.5 million, from $5,583.1 million for the year ended December 31, 2019, to $5,634.5 million for the year ended December 31, 2020. The P&C segment increased by $43.2 million, primarily driven by the acquisition of Farmers Union Insurance ($102.7 million), partially offset by a decrease in the Reciprocal Exchanges ($73.8 million). The A&H segment increased by $8.3 million due to an increase in our small group self-funded and individual products ($147.8 million), offset by the sale of Euroaccident in 2019 ($139.3 million).

Net premium written. Net premium written increased by $396.2 million, or 9.4%, from $4,224.6 million for the year ended December 31, 2019, to $4,620.8 million for the year ended December 31, 2020. Net premium written for the P&C segment increased by $370.4 million for the year ended December 31, 2020 compared to the same period in 2019, due to an increase in gross premium written and a decrease in ceded written premium to the Quota Shares ($461.2 million), partially offset by a decrease in the Reciprocal Exchanges ($33.3 million). Net premium written for the A&H segment increased by $25.8 million for the year ended December 31, 2020, compared to the same period in 2019, due to an increase in our small group self-funded and individual products ($115.1 million), offset by the sale of Euroaccident in 2019 ($89.2 million).

Net earned premium. Net earned premium increased by $376.6 million, or 9.1%, from $4,118.0 million for the year ended December 31, 2019, to $4,494.6 million for the year ended December 31, 2020. The change by segment was: P&C increased by $354.1 million and A&H increased by $22.4 million. The increase in the P&C segment was attributable to the increase in net premium written and a decrease in ceded earned premium to the Quota Shares ($301.0 million), and an increase in the Reciprocal Exchanges ($11.0 million). The increase in the A&H segment was attributable to an increase in our small group self-funded and individual products ($113.9 million), offset by the sale of Euroaccident in 2019 ($91.4 million).

Ceding commission income. Ceding commission income decreased by $86.0 million, or 36.1%, from $238.5 million for the year ended December 31, 2019, to $152.5 million for the year ended December 31, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income increased by $118.4 million, or 18.4%, from $642.0 million for the year ended December 31, 2019, to $760.4 million for the year ended December 31, 2020, primarily due to an increase of $119.2 million in the A&H segment related to growth in group administration fees and third party technology fees; third party technology fees are included in other service and fee income.

The components of service and fee income are as follows:

	Year Ended December 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Commission revenue	$184,681	$170,962	$13,719	8.0%
Finance and processing fees	138,873	134,499	4,374	3.3%
Group health administrative fees	124,523	100,951	23,572	23.3%
Installment fees	104,915	97,997	6,918	7.1%
Late payment fees	32,436	34,519	(2,083)	(6.0)%
Other service and fee income	174,946	103,037	71,909	69.8%
Total	$760,374	$641,965	$118,409	18.4%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $30.4 million, from $2,854.5 million for the year ended December 31, 2019, to $2,824.1 million for the year ended December 31, 2020, primarily reflecting lower claims frequency, as a result of less miles driven during the pandemic ($239.8 million), offset by a decrease in losses ceded to the Quota Shares ($180.3 million), the acquisition of Farmers Union Insurance ($43.6 million), and the sale of Euroaccident in 2019 ($48.3 million). The changes by segment were: P&C decreased by $38.6 million and A&H increased by $8.2 million. Losses related to P&C weather-related events, excluding the Reciprocal Exchanges, were $150.2 million in 2020, compared to $51.2 million in 2019, an increase of $99.0 million year over year.

Loss and LAE for the year ended December 31, 2020, included $4.2 million of unfavorable loss development on prior accident year loss and LAE reserves. The loss development was composed of $28.0 million of unfavorable loss development in the P&C segment, driven by the small business auto product line, and $23.8 million of favorable loss development in the A&H segment, driven by lower than expected loss ratios in the group segment. Loss and LAE for the year ended December 31, 2019, included $5.2 million of unfavorable loss development on prior accident year loss and LAE reserves. The loss development was composed of $50.5 million of unfavorable loss development in the P&C segment primarily driven by the small business auto product line, and $45.4 million of favorable loss development in the A&H segment primarily driven by overall improvement in loss ratio estimates.

Our consolidated net loss ratio decreased from 69.3% for the year ended December 31, 2019, to 62.8% for the year ended December 31, 2020.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $163.2 million, or 19.7%, from $827.4 million for the year ended December 31, 2019, to $990.6 million for the year ended December 31, 2020, due to an increase of $76.3 million in the P&C segment, as a result of the acquisition of Farmers Union Insurance and higher costs and expenses retained due to a decrease in ceded earned premium to the Quota Shares; and an increase of $86.9 million in the A&H segment, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses increased by $1.4 million, from $1,041.8 million for the year ended December 31, 2019, to $1,043.2 million for the year ended December 31, 2020, due to an increase of $19.6 million in the P&C segment, offset by a decrease of $12.0 million in the A&H segment. The increase in the P&C segment was primarily due to organic growth, while the decrease in the A&H segment was primarily a result of the sale of Euroaccident in 2019.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $138.5 million, or 14.2%, from $974.4 million for the year ended December 31, 2019, to $1,112.9 million for the year ended December 31, 2020, due to an increase of $171.5 million from the P&C segment, primarily offset by a decrease of $33.1 million from the A&H segment.

The consolidated net operating expense ratio increased from 23.7% for the year ended December 31, 2019, to 24.8% for the year ended December 31, 2020. Excluding the Reciprocal Exchanges, the net operating expense ratio was 24.6% and 23.4% for the years ended December 31, 2020, and 2019, respectively. The Reciprocal Exchanges’ net operating expense ratio was 28.7% and 29.4% for the years ended December 31, 2020, and 2019, respectively.

Net investment income. Net investment income decreased by $23.0 million, or 16.3%, from $141.2 million for the year ended December 31, 2019, to $118.3 million for the year ended December 31, 2020.

Net gain (loss) on investments. Net gain (loss) on investments increased by $13.1 million, from a $13.5 million gain for the year ended December 31, 2019, to a $26.6 million gain for the year ended December 31, 2020.

Interest expense. Interest expense for the years ended December 31, 2020, and 2019, was $33.8 million and $51.5 million, respectively.

Provision for income taxes. Income tax expense increased by $59.4 million, from $77.0 million for the year ended December 31, 2019, reflecting an effective tax rate of 19.0%, to $136.5 million for the year ended December 31, 2020, reflecting an effective tax rate of 20.7%.

P&C Segment - Results of Operations

	Year Ended December 31,
	2020				2019
	NGHC	Reciprocal Exchanges	Eliminations	Total	NGHC	Reciprocal Exchanges	Eliminations	Total
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$4,484,030	$373,601	$—	$4,857,631	$4,367,016	$447,447	$—	$4,814,463
Ceded premiums	(750,783)	(172,385)	—	(923,168)	(1,037,473)	(212,975)	—	(1,250,448)
Net premium written	$3,733,247	$201,216	$—	$3,934,463	$3,329,543	$234,472	$—	$3,564,015
Change in unearned premium	(145,343)	20,033	—	(125,310)	(84,751)	(24,241)	—	(108,992)
Net earned premium	$3,587,904	$221,249	$—	$3,809,153	$3,244,792	$210,231	$—	$3,455,023
Ceding commission income	110,377	42,294	—	152,671	164,013	63,501	—	227,514
Service and fee income	439,100	6,311	(53,709)	391,702	455,519	5,755	(68,796)	392,478
Total underwriting revenues	$4,137,381	$269,854	$(53,709)	$4,353,526	$3,864,324	$279,487	$(68,796)	$4,075,015
Underwriting expenses:
Loss and loss adjustment expense	2,350,839	154,350	—	2,505,189	2,366,676	177,112	—	2,543,788
Acquisition costs and other underwriting expenses	634,456	46,830	—	681,286	559,980	45,039	—	605,019
General and administrative expenses	781,336	65,302	(53,709)	792,929	756,093	85,994	(68,796)	773,291
Total underwriting expenses	$3,766,631	$266,482	$(53,709)	$3,979,404	$3,682,749	$308,145	$(68,796)	$3,922,098
Underwriting income (loss)	$370,750	$3,372	$—	$374,122	$181,575	$(28,658)	$—	$152,917

Underwriting ratios:
Net loss ratio	65.5%	69.8%	—%	65.8%	72.9%	84.2%	—%	73.6%
Net operating expense ratio (non-GAAP)	24.1%	28.7%	—%	24.4%	21.5%	29.4%	—%	21.9%
Net combined ratio (non-GAAP)	89.6%	98.5%	—%	90.2%	94.4%	113.6%	—%	95.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	65.5%	69.8%	—%	65.8%	72.9%	84.2%	—%	73.6%
Net operating expense ratio before amortization and impairment (non-GAAP)	23.7%	28.7%	—%	24.0%	20.6%	29.4%	—%	21.1%
Net combined ratio before amortization and impairment (non-GAAP)	89.2%	98.5%	—%	89.8%	93.5%	113.6%	—%	94.7%

Reconciliation of net operating expense ratio (non-GAAP):
Total underwriting expenses	$3,766,631	$266,482	$(53,709)	$3,979,404	$3,682,749	$308,145	$(68,796)	$3,922,098
Less: Loss and loss adjustment expense	2,350,839	154,350	—	2,505,189	2,366,676	177,112	—	2,543,788
Less: Ceding commission income	110,377	42,294	—	152,671	164,013	63,501	—	227,514
Less: Service and fee income	439,100	6,311	(53,709)	391,702	455,519	5,755	(68,796)	392,478
Net operating expense (non-GAAP)	$866,315	$63,527	$—	$929,842	$696,541	$61,777	$—	$758,318
Net earned premium	$3,587,904	$221,249	$—	$3,809,153	$3,244,792	$210,231	$—	$3,455,023
Net operating expense ratio (non-GAAP)	24.1%	28.7%	—%	24.4%	21.5%	29.4%	—%	21.9%

Net operating expense (non-GAAP)	$866,315	$63,527	$—	$929,842	$696,541	$61,777	$—	$758,318
Less: Non-cash amortization of intangible assets	15,436	131	—	15,567	27,920	71	—	27,991
Net operating expense before amortization and impairment (non-GAAP)	$850,879	$63,396	$—	$914,275	$668,621	$61,706	$—	$730,327
Net earned premium	$3,587,904	$221,249	$—	$3,809,153	$3,244,792	$210,231	$—	$3,455,023
Net operating expense ratio before amortization and impairment (non-GAAP)	23.7%	28.7%	—%	24.0%	20.6%	29.4%	—%	21.1%

P&C Segment Results of Operations for the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

Gross premium written. Gross premium written increased by $43.2 million, from $4,814.5 million for the year ended December 31, 2019, to $4,857.6 million for the year ended December 31, 2020, primarily driven by the acquisition of Farmers Union Insurance ($102.7 million), partially offset by a decrease in the Reciprocal Exchanges ($73.8 million).

Net premium written. Net premium written increased by $370.4 million, or 10.4%, from $3,564.0 million for the year ended December 31, 2019, to $3,934.5 million for the year ended December 31, 2020, due to the increase in gross premium written and a decrease in ceded written premium to the Quota Shares ($461.2 million), partially offset by a decrease in the Reciprocal Exchanges ($33.3 million).

Net earned premium. Net earned premium increased by $354.1 million, or 10.2%, from $3,455.0 million for the year ended December 31, 2019, to $3,809.2 million for the year ended December 31, 2020, attributable to the increase in net premium written, decrease in ceded earned premium to the Quota Shares ($301.0 million), and an increase in the Reciprocal Exchanges ($11.0 million).

Ceding commission income. Ceding commission income decreased by $74.8 million, or 32.9% from $227.5 million for the year ended December 31, 2019, to $152.7 million for the year ended December 31, 2020, primarily driven by a decrease in ceded earned premium to the Quota Shares.

Service and fee income. Service and fee income decreased by $0.8 million, from $392.5 million for the year ended December 31, 2019, to $391.7 million for the year ended December 31, 2020.

The components of service and fee income are as follows:

	Year Ended December 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Finance and processing fees	$129,327	$128,302	$1,025	0.8%
Installment fees	104,915	97,997	6,918	7.1%
Commission revenue	60,103	87,486	(27,383)	(31.3)%
Late payment fees	32,377	34,210	(1,833)	(5.4)%
Other service and fee income	64,980	44,483	20,497	46.1%
Total	$391,702	$392,478	$(776)	(0.2)%

Loss and loss adjustment expense; net loss ratio. Loss and LAE decreased by $38.6 million, from $2,543.8 million for the year ended December 31, 2019, to $2,505.2 million for the year ended December 31, 2020, primarily reflecting lower claims frequency, as a result of less miles driven during the pandemic ($239.8 million) and the sale of Euroaccident in 2019 ($48.3 million), offset by a decrease in losses ceded to the Quota Shares ($180.3 million), and the acquisition of Farmers Union Insurance ($43.6 million). Losses related to weather-related events, excluding the Reciprocal Exchanges, were $150.2 million in 2020, compared to $51.2 million in 2019, an increase of $99.0 million year over year.

Our P&C segment net loss ratio, which includes the Reciprocal Exchanges, decreased from 73.6% for the year ended December 31, 2019, to 65.8% for the year ended December 31, 2020. Excluding the Reciprocal Exchanges, the net loss ratio was 65.5% and 72.9% for the years ended December 31, 2020, and 2019, respectively. The Reciprocal Exchanges’ net loss ratio was 69.8% and 84.2% for the years ended December 31, 2020, and 2019, respectively.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $76.3 million, or 12.6%, from $605.0 million for the year ended December 31, 2019, to $681.3 million for the year ended December 31, 2020. The increase was primarily due to the acquisition of Farmers Union Insurance and higher costs and expenses retained due to a decrease in ceded earned premium to the Quota Shares.

General and administrative expenses. General and administrative expenses increased by $19.6 million, from $773.3 million for the year ended December 31, 2019, to $792.9 million for the year ended December 31, 2020. The increase was primarily driven by organic growth.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense increased by $171.5 million, or 22.6%, from $758.3 million for the year ended December 31, 2019, to $929.8 million for the year ended December 31, 2020. Our P&C segment net operating expense ratio was 21.9% for the year ended December 31, 2019, compared to 24.4% for the year ended December 31, 2020. The increases in net operating expense and net operating expense ratio were primarily due to organic growth, the acquisition of Farmers Union Insurance, and a decrease in ceding commission income from the Quota Shares.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $221.2 million, or 144.7%, from $152.9 million for the year ended December 31, 2019, to $374.1 million for the year ended December 31, 2020. The P&C segment net combined ratio decreased from 95.5% for the year ended December 31, 2019, to 90.2% for the year ended December 31, 2020. The increase in underwriting income and the decrease in the net combined ratio were primarily due to increased net earned premium and lower claims, including as a result of the recent decline in miles driven due to the COVID-19 pandemic, offset by higher expenses due to organic growth and the acquisition of Farmers Union Insurance, and a decrease in ceding commission income from the Quota Shares.

A&H Segment - Results of Operations

	Year Ended December 31,
	2020	2019
Underwriting revenues:	(amounts in thousands, except percentages)
Gross premium written	$776,916	$768,617
Ceded premiums	(90,535)	(108,011)
Net premium written	$686,381	$660,606
Change in unearned premium	(914)	2,413
Net earned premium	$685,467	$663,019
Ceding commission income	(214)	10,939
Service and fee income	368,672	249,487
Total underwriting revenues	$1,053,925	$923,445
Underwriting expenses:
Loss and loss adjustment expense	318,893	310,680
Acquisition costs and other underwriting expenses	309,283	222,348
General and administrative expenses	242,238	254,208
Total underwriting expenses	$870,414	$787,236
Underwriting income	$183,511	$136,209

Underwriting ratios:
Net loss ratio	46.5%	46.9%
Net operating expense ratio (non-GAAP)	26.7%	32.6%
Net combined ratio (non-GAAP)	73.2%	79.5%
Underwriting ratios before amortization and impairment (non-GAAP):
Net loss ratio	46.5%	46.9%
Net operating expense ratio before amortization and impairment (non-GAAP)	25.9%	31.6%
Net combined ratio before amortization and impairment (non-GAAP)	72.4%	78.5%

Reconciliation of net operating expense ratio (non-GAAP):
Total expenses	$870,414	$787,236
Less: Loss and loss adjustment expense	318,893	310,680
Less: Ceding commission income	(214)	10,939
Less: Service and fee income	368,672	249,487
Net operating expense	$183,063	$216,130
Net earned premium	$685,467	$663,019
Net operating expense ratio (non-GAAP)	26.7%	32.6%

Net operating expense (non-GAAP)	$183,063	$216,130
Less: Non-cash amortization of intangible assets	5,201	6,745
Net operating expense before amortization and impairment (non-GAAP)	$177,862	$209,385
Net earned premium	$685,467	$663,019
Net operating expense ratio before amortization and impairment (non-GAAP)	25.9%	31.6%

A&H Segment Results of Operations for the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

Gross premium written. Gross premium written increased by $8.3 million, from $768.6 million for the year ended December 31, 2019, to $776.9 million for the year ended December 31, 2020, primarily due to an increase in our small group self-funded and individual products ($147.8 million), offset by the sale of Euroaccident in 2019 ($139.3 million).

Net premium written. Net premium written increased by $25.8 million, from $660.6 million for the year ended December 31, 2019, to $686.4 million for the year ended December 31, 2020, primarily due to an increase in our small group self-funded and individual products ($115.1 million), offset by the sale of Euroaccident in 2019 ($89.2 million).

Net earned premium. Net earned premium increased by $22.4 million, from $663.0 million for the year ended December 31, 2019, to $685.5 million for the year ended December 31, 2020, primarily due to an increase in our small group self-funded and individual products ($113.9 million), offset by the sale of Euroaccident in 2019 ($91.4 million).

Service and fee income. Service and fee income increased by $119.2 million, or 47.8%, from $249.5 million for the year ended December 31, 2019, to $368.7 million for the year ended December 31, 2020, primarily driven by growth in commission revenue, group administration fees and third party technology fees; third party technology fees are included in other service and fee income.

The components of service and fee income are as follows:

	Year Ended December 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Commission revenue	$124,578	$83,476	$41,102	49.2%
Group health administrative fees	124,523	100,951	23,572	23.3%
Finance and processing fees	9,546	6,197	3,349	54.0%
Other service and fee income	110,025	58,863	51,162	86.9%
Total	$368,672	$249,487	$119,185	47.8%

Loss and loss adjustment expense; net loss ratio. Loss and LAE increased by $8.2 million, from $310.7 million for the year ended December 31, 2019, to $318.9 million for the year ended December 31, 2020. Our A&H net loss ratio decreased from 46.9% for the year ended December 31, 2019, to 46.5% for the year ended December 31, 2020. The loss ratio decrease was primarily due to lower claims frequency.

Acquisition costs and other underwriting expenses. Acquisition costs and other underwriting expenses increased by $86.9 million, or 39.1%, from $222.3 million for the year ended December 31, 2019, to $309.3 million for the year ended December 31, 2020, primarily due to the costs of selling policies issued by third-party insurance companies.

General and administrative expenses. General and administrative expenses decreased by $12.0 million, from $254.2 million for the year ended December 31, 2019, to $242.2 million for the year ended December 31, 2020, primarily due to the sale of Euroaccident in 2019.

Net operating expense (non-GAAP); net operating expense ratio (non-GAAP). Net operating expense decreased by $33.1 million, or 15.3%, from $216.1 million for the year ended December 31, 2019, to $183.1 million for the year ended December 31, 2020. Our A&H net operating expense ratio decreased from 32.6% for the year ended December 31, 2019, to 26.7% for the year ended December 31, 2020. The decreases in net operating expense and net operating ratio were primarily due to increased net earned premium in 2020 and the sale of Euroaccident in 2019.

Underwriting income; net combined ratio (non-GAAP). Underwriting income increased by $47.3 million, or 34.7%, from $136.2 million for the year ended December 31, 2019, to $183.5 million for the year ended December 31, 2020. Our A&H net combined ratio decreased from 79.5% for the year ended December 31, 2019, to 73.2% for the year ended December 31, 2020.

Balance Sheets

	December 31, 2020
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,186,915	$310,215	$—	$4,497,130
Short-term investments	164,199	26,887	—	191,086
Other investments	388,665	—	(107,610)	281,055
Total investments	4,739,779	337,102	(107,610)	4,969,271
Cash and cash equivalents	658,990	3,782	—	662,772
Restricted cash and cash equivalents	36,664	331	—	36,995
Accrued investment income	71,121	1,628	(44,946)	27,803
Premiums and other receivables, net	1,496,065	49,315	—	1,545,380
Deferred acquisition costs	266,705	19,200	—	285,905
Reinsurance recoverable, net	1,093,415	125,515	—	1,218,930
Prepaid reinsurance premiums	324,160	89,850	—	414,010
Property and equipment, net	377,683	—	—	377,683
Intangible assets, net	337,680	3,045	—	340,725
Goodwill	179,328	—	—	179,328
Prepaid and other assets	65,528	3,564	—	69,092
Total assets	$9,647,118	$633,332	$(152,556)	$10,127,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,683,126	$205,972	$—	$2,889,098
Unearned premiums and other revenue	2,037,536	207,088	—	2,244,624
Reinsurance payable	304,492	59,039	—	363,531
Accounts payable and accrued expenses	367,459	55,149	(44,946)	377,662
Debt	676,810	107,610	(107,610)	676,810
Other liabilities	340,532	19,639	—	360,171
Total liabilities	$6,409,955	$654,497	$(152,556)	$6,911,896
Stockholders’ equity:
Preferred stock	$450,000	$—	$—	$450,000
Common stock	1,140	—	—	1,140
Treasury stock, at cost	(8,482)	—	—	(8,482)
Additional paid-in capital	1,077,006	—	—	1,077,006
Accumulated other comprehensive income	203,203	—	—	203,203
Retained earnings	1,514,296	—	—	1,514,296
Total National General Holdings Corp. stockholders’ equity	3,237,163	—	—	3,237,163
Noncontrolling interest	—	(21,165)	—	(21,165)
Total stockholders’ equity	$3,237,163	$(21,165)	$—	$3,215,998
Total liabilities and stockholders’ equity	$9,647,118	$633,332	$(152,556)	$10,127,894

	December 31, 2019
	NGHC	Reciprocal Exchanges	Eliminations	Total
ASSETS	(amounts in thousands)
Investments:
Debt securities, available-for-sale, at fair value	$4,152,109	$324,249	$—	$4,476,358
Short-term investments	62,108	5,245	—	67,353
Other investments	418,743	—	(107,456)	311,287
Total investments	4,632,960	329,494	(107,456)	4,854,998
Cash and cash equivalents	134,983	959	—	135,942
Restricted cash and cash equivalents	28,497	24	—	28,521
Accrued investment income	63,752	2,001	(34,826)	30,927
Premiums and other receivables, net	1,373,089	55,859	—	1,428,948
Deferred acquisition costs	240,216	23,307	—	263,523
Reinsurance recoverable, net	1,275,183	119,125	—	1,394,308
Prepaid reinsurance premiums	469,853	105,894	—	575,747
Property and equipment, net	403,586	241	—	403,827
Intangible assets, net	362,598	3,225	—	365,823
Goodwill	179,328	—	—	179,328
Prepaid and other assets	91,121	3,521	—	94,642
Total assets	$9,255,166	$643,650	$(142,282)	$9,756,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves	$2,680,628	$205,786	$—	$2,886,414
Unearned premiums and other revenue	2,059,688	252,553	—	2,312,241
Reinsurance payable	527,155	35,689	—	562,844
Accounts payable and accrued expenses	306,869	43,323	(34,826)	315,366
Debt	686,006	107,456	(107,456)	686,006
Other liabilities	345,366	30,803	—	376,169
Total liabilities	$6,605,712	$675,610	$(142,282)	$7,139,040
Stockholders’ equity:
Preferred stock	$450,000	$—	$—	$450,000
Common stock	1,134	—	—	1,134
Additional paid-in capital	1,065,634	—	—	1,065,634
Accumulated other comprehensive income	74,548	—	—	74,548
Retained earnings	1,058,138	—	—	1,058,138
Total National General Holdings Corp. stockholders’ equity	2,649,454	—	—	2,649,454
Noncontrolling interest	—	(31,960)	—	(31,960)
Total stockholders’ equity	$2,649,454	$(31,960)	$—	$2,617,494
Total liabilities and stockholders’ equity	$9,255,166	$643,650	$(142,282)	$9,756,534

Other Material Changes in Financial Position

	December 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Selected Assets:
Reinsurance recoverable, net	$1,218,930	$1,394,308	$(175,378)	(12.6)%

Changes in Financial Position During the Year Ended December 31, 2020, Compared to December 31, 2019

Reinsurance recoverable decreased by $175,378, driven by a decrease in our P&C segment ($189,429), primarily due to a decrease in ceded premiums to the Quota Shares; and an increase in the A&H segment ($14,051), due to growth in the small group self-funded and individual products.

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

The average yield on our investment portfolio was 2.7% and 3.1% for the years ended December 31, 2020, and 2019, respectively, and the average duration of the portfolio was 3.5 years and 4.2 years as of December 31, 2020, and 2019, respectively.

For more information related to our investments, see Note 4, “Investments” in the notes to our consolidated financial statements.

Liquidity and Capital Resources

We are organized as a holding company with twenty-two domestic insurance company subsidiaries and various foreign insurance and reinsurance subsidiaries, as well as various other non-insurance subsidiaries. Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in debt securities and, to a lesser extent, other investments. Except as set forth below, we expect that projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase the surplus of our insurance subsidiaries, as well as to pay claims and operating expenses, and to pay interest and principal on debt and other holding company expenses for the foreseeable future. However, if our growth attributable to prior acquisitions, internally generated growth, or a combination of these factors, exceeds our expectations, we may have to raise additional capital. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition, and results of operations could be adversely affected. To support our current and future policy writings, we have raised capital using a combination of debt and equity, and entered into third-party quota share reinsurance agreements.

We previously had a $340.0 million credit agreement, under which there was $140.0 million outstanding as of December 31, 2020. On January 4, 2021, the 2019 Credit Agreement was repaid and terminated in connection with the closing of the Merger.

On April 29, 2020, our Board of Directors authorized and approved a share repurchase program with a 12-month term for up to $50.0 million aggregate purchase price of our outstanding common shares. During the year ended December 31, 2020, we purchased 459,083 common shares with a cost of $8.5 million. The purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate signed July 7, 2020, we ceased making any further common share repurchases.

Our insurance subsidiaries are subject to statutory and regulatory restrictions imposed on insurance companies by their place of domicile which limit the amount of cash dividends or distributions that they may pay to us unless special permission is received from the insurance regulator of the relevant domicile. The aggregate limit imposed by the various domiciliary regulatory authorities of our insurance subsidiaries was approximately $156.4 million and $403.0 million as of December 31, 2020, and 2019, respectively, taking into account dividends paid in the prior twelve month periods. During the years ended December 31, 2020, 2019, and 2018, there were $300.0 million, $7.0 million and $156.7 million, respectively, of dividends or return of capital paid by our insurance subsidiaries.

We forecast claim payments based on our historical experience. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on both a short-term and long-term basis. Cash payments for claims were $2.7 billion, $2.8 billion and $2.5 billion in the years ended December 31, 2020, 2019, and 2018, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums), net of amounts ceded to our third-party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our cash, and cash equivalents (including restricted cash), and total investments increased from $4.5 billion at December 31, 2018 to $5.0 billion at December 31, 2019, and increased to $5.7 billion at December 31, 2020. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

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

The following table is a summary of our statement of cash flows:

	Year Ended December 31,
	2020	2019	Change	% Change
	(amounts in thousands)
Net cash provided by operating activities	$600,070	$521,611	$78,459	15.0%
Net cash provided by (used in) investing activities	14,188	(498,251)	512,439	(102.8)%
Net cash used in financing activities	(78,954)	(89,361)	10,407	(11.6)%
Effect of exchange rate changes on cash and cash equivalents	—	(3,119)	3,119	(100.0)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$535,304	$(69,120)	$604,424	(874.5)%

Comparison of Years Ended December 31, 2020, and 2019

Net cash provided by operating activities increased by $78.5 million, primarily due to lower prepaid reinsurance premiums in 2020 compared to 2019.

Net cash provided by investing activities increased by $512.4 million, primarily due to lower purchases of investments in 2020 compared to 2019.

Net cash used in financing activities decreased by $10.4 million, primarily due to lower repayments of debt in 2020 compared to 2019.

Reinsurance

We utilize various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit our exposure. Reinsurance agreements transfer portions of our underlying risk on the business we write. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

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

For more information about our reinsurance agreements, see Note 10 “Reinsurance” in the notes to our consolidated financial statements.

Debt

6.75% Notes due 2024

We have $350.0 million aggregate principal amount outstanding of our 6.75% Notes due 2024 (the “6.75% Notes”). The 6.75% Notes bear interest at a rate equal to 6.75% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 6.75% Notes are our general unsecured obligations and rank equally in right of payment with our other existing and future senior unsecured indebtedness and senior in right of payment to any of our indebtedness that is contractually subordinated to the 6.75% Notes. The 6.75% Notes mature on May 15, 2024, unless earlier redeemed or purchased by us. Interest expense on the 6.75% Notes was $23.6 million for each of the years ended December 31, 2020, 2019, and 2018.

7.625% Subordinated Notes due 2055

We had $100.0 million aggregate principal amount outstanding of our 7.625% subordinated notes due 2055 (the “7.625% Notes”). The 7.625% Notes bore interest at a rate equal to 7.625% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The 7.625% Notes were our subordinated unsecured obligations and were structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. The 7.625% Notes had a maturity date of September 15, 2055, unless earlier redeemed or purchased by us. Interest expense on the 7.625% Notes was $7.6 million for each of the years ended December 31, 2020, 2019, and 2018. On February 3, 2021, the 7.625% Notes were redeemed in full and ceased to be outstanding.

Subordinated Debentures

We have junior subordinated debentures (the “Subordinated Debentures”) relating to the issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41.2 million and $30.9 million mature in 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by us at a redemption price equal to 100% of their principal amount. Interest expense on the Subordinated Debentures for the years ended December 31, 2020, 2019, and 2018, was $3.3 million, $4.5 million and $4.3 million, respectively. The Subordinated Debentures have been called for redemption and are expected to be redeemed in full on March 15, 2021.

Revolving Credit Agreement

In 2019, we refinanced our existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement was a $340.0 million base revolving credit facility with a letter of credit sub-limit of $150.0 million and an expansion feature of up to $50.0 million. Borrowings under the 2019 Credit Agreement bore interest at either the Alternate Base Rate (“ABR”) or the LIBOR rate. ABR borrowings under the 2019 Credit Agreement bore interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent or (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement bore interest at the adjusted LIBOR rate plus the Eurodollar spread for the interest period in effect. Fees payable by us under the 2019 Credit Agreement included a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on our consolidated leverage ratio; and as of December 31, 2020, the rate was 0.225%). The 2019 Credit Agreement had a maturity date of February 25, 2023. On January 4, 2021, the 2019 Credit Agreement was repaid and terminated in connection with the closing of the Merger.

For more information about our debt, including other outstanding debt, debt repayments, ranking and restrictive covenants, refer to Note 11, “Debt” in the notes to our consolidated financial statements.

Preferred Stock

For information about our preferred stock, refer to Note 14, “Stockholders’ Equity” in the notes to our consolidated financial statements.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2020:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(amounts in thousands)
Loss and LAE reserves(1)	$2,889,098	$1,502,528	$760,554	$233,669	$392,347
Debt and interest(2)(3)	790,863	270,561	53,076	364,612	102,614
Operating leases	136,091	31,525	49,049	33,295	22,222
Finance lease obligations	18,530	6,601	7,016	2,520	2,393
Employment agreement obligations	9,322	4,672	3,877	773	—
Contributions to partnerships	9,973	2,579	3,930	1,569	1,895
Total	$3,853,877	$1,818,466	$877,502	$636,438	$521,471

(1)The loss and LAE payments due by period in the table above are based upon the loss and LAE estimates as of December 31, 2020, and actuarial estimates of expected payout patterns and are not contractual liabilities with finite maturities. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and LAE payments due by period is subject to the same uncertainties associated with determining the level of loss and LAE generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and LAE estimate process, see Item 1, “Business - Loss Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and LAE vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See Item 1A, “Risk Factors - Risks Relating to Our Business - If we are unable to establish and maintain accurate loss reserves, our business, financial condition and results of operations may be materially adversely affected” for a discussion of the uncertainties associated with estimating loss and LAE.
(2) On January 4, 2021, the 2019 Credit Agreement was repaid, and on February 3, 2021, the 7.625% Notes were repaid. Repayments of principal amounts and interest are included in the less than 1 year column.
(3) The interest related to our debt by period as of December 31, 2020, was as follows: $27.4 million - less than 1 year, $53.1 million - 1 - 3 years, $14.6 million - 3 - 5 years, and $30.4 million - more than 5 years.

Inflation

We establish the pricing for insurance premiums before we know the amount of losses and LAE or the extent to which inflation may affect such amounts. We also attempt to anticipate the potential impact of inflation in establishing our reserves, especially as it relates to medical and hospital rates where historical inflation rates have exceeded the general level of inflation. Inflation above of the levels we have assumed could cause loss and LAE to be higher than we anticipated, which would require us to increase reserves and reduce earnings. Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including salaries and benefits, are also usually affected by inflation.

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

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had debt securities with a fair value of $4.5 billion as of December 31, 2020, that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our debt securities.

We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit, and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk by illustrating the sensitivity of the fair value and carrying value of our debt securities as of December 31, 2020, to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our debt securities primarily as available-for-sale. Temporary changes in the fair value of our debt securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of accumulated other comprehensive income, net of tax.

The selected scenarios with our debt securities in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our debt securities and on our stockholders’ equity, each as of December 31, 2020.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(amounts in thousands)
200 basis point increase	$4,153,594	$(343,536)	(8.4)%
100 basis point increase	4,325,340	(171,790)	(4.2)
No change	4,497,130	—	—
100 basis point decrease	4,648,953	151,823	3.7
200 basis point decrease	4,713,487	216,357	5.3

Changes in interest rates would affect the fair market value of our fixed-rate debt instruments but would not have an impact on our earnings or cash flow. As of December 31, 2020, we had $662.2 million principal amount of debt instruments (excluding finance lease and other liabilities), of which $450.0 million were fixed-rate debt instruments. A fluctuation of 100 basis points in interest on our variable-rate debt instruments (excluding our credit facility which was repaid on January 4, 2021), which are tied to LIBOR, would affect our earnings and cash flows by $0.7 million before income tax, on an annual basis, but would not affect the fair market value of the variable-rate debt.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2020 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting
We have audited National General Holdings Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National General Holdings Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of National General Holdings Corp. as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

During 2020, our board of directors consisted of eight members: Dr. Barbara Paris and Messrs. Donald T. DeCarlo, Patrick Fallon, Barry Karfunkel, Robert Karfunkel, John Marshaleck, John D. Nichols, Jr., and Barry D. Zyskind. Effective January 4, 2021, upon the closing of the Merger, each of Messrs. Barry Karfunkel, Robert Karfunkel and Barry D. Zyskind resigned as directors of the Company. Following the closing of the Merger and the effectiveness of the Amendment to Company Charter on January 4, 2021, the board of directors of the Company increased its size, in accordance with the Company Charter, as amended, and the Company Bylaws, to be comprised of 16 members, and each of Mr. Thomas J. Wilson, Ms. Carolyn D. Blair, Ms. Elizabeth A. Brady, Mr. Don Civgin, Mr. John E. Dugenske, Ms. Rhonda S. Ferguson, Mr. Suren Gupta, Mr. Jesse E. Merten, Mr. Mark Q. Prindiville, Mr. Mario Rizzo and Mr. Glenn T. Shapiro were appointed as directors of the Company to fill in the vacancies created by the board size increase and the resignations described above. Mr. Wilson was also appointed as Chairman of the Board, succeeding Messrs. Barry Karfunkel and Robert Karfunkel, who each served as Co-Chairman of the Board until their resignations as directors on January 4, 2021.

The following is biographical information about each of our current directors, including other public company board memberships. Age and other information in each director’s biography are as of February 26, 2021.

Donald T. DeCarlo, 82, has served on our board of directors since 2010. He is also a director of AmTrust Financial Services, Inc. (“AmTrust”) and many of its subsidiaries, where he has served since 2006. Mr. DeCarlo is an attorney in private practice. Mr. DeCarlo served as the chairman of the board of commissioners of the New York State Insurance Fund from 2011 until October 2012 and served as a commissioner from 1997 through 2009. From 1994 to 1997, Mr. DeCarlo served as Vice President and General Counsel of Travelers Insurance Companies. From 1997 to 2004, Mr. DeCarlo practiced at the law firm of Lord, Bissell & Brook, LLP, where he served as managing partner of the New York office prior to his departure. He is also a director of Greater New York Mutual Insurance Company (an insurer that primarily underwrites large property coverages) and its subsidiaries, Greater New York Custom Insurance Company, Insurance Company of Greater New York, Strathmore Insurance Company and Gramercy Indemnity Company.

Mr. DeCarlo has been selected to serve on our board of directors because of his extensive experience in the insurance industry.

Patrick Fallon, 76, joined our board of directors in 2013. Mr. Fallon is a leading banking executive with extensive experience providing financial services for leading corporations. Mr. Fallon is currently a Managing Director and Chief Operating Officer of CSG Partners, a New York headquartered boutique investment banking firm, predominantly specializing in ESOP advisory work, which he joined in December 2013. Prior to that, Mr. Fallon was a consultant to Northfield Bank. From 2009 to 2012, Mr. Fallon was a founder of, and president-commercial markets for, First National Bank of New York. From 1973 to 2009, Mr. Fallon was a senior banker for JPMorgan Chase, where he served as senior vice president & managing director from 1991 to 2009 and was a regional head of banking relationships.

Mr. Fallon has been selected to serve on our board of directors because of his extensive experience as a banking executive, providing financial services to major corporations.

John Marshaleck, 69, joined our board of directors in 2016. He previously served as Chief Financial Officer of Maiden Holdings, Ltd., a Bermuda-based reinsurance company, from 2009 until 2014, when he retired. Prior to that role, he served as Chief Operating Officer and Secretary of Maiden Holdings, Ltd. From 1983 to 2008, Mr. Marshaleck served in several capacities with GMAC RE and its predecessors, including president, chief operating officer and chief financial officer.

Mr. Marshaleck has been selected to serve on our board of directors because of his diverse and extensive insurance and accounting experience and because he qualifies as an “audit committee financial expert” within the meaning of Securities and Exchange Commission (“SEC”) regulations and applicable Nasdaq listing standards.

John “Jay” D. Nichols, Jr., 60, joined our board of directors in 2017. Mr. Nichols currently serves as Chairman of the Board of Directors of Protective Insurance Corporation (formerly Baldwin & Lyons, Inc.), a property and casualty insurer, where he also served as interim Chief Executive Officer from October 2018 to May 2019. He previously served as Chief Executive Officer of AXIS Re, a reinsurance company, from 2012 until 2017. Prior to that role, Mr. Nichols was the President of RenaissanceRe Ventures, Ltd., where he was responsible for business development and the management of RenaissanceRe’s Joint Ventures and Venture Capital business, which included responsibility for the formation of DaVinci Reinsurance, and Top Layer Reinsurance, as well as several sidecars and other ventures. He joined RenaissanceRe in 1995 and was President from 2001 to 2010. In addition, Mr. Nichols has held various positions at Hartford Steam Boiler, Monarch Capital and accounting firm Matson, Driscoll and D’Amico. He is also a director of Delaware North Companies, Brit Reinsurance Ltd. and Enhanze Reinsurance Ltd.

Mr. Nichols has been selected to serve on our board of directors because of his extensive global insurance and reinsurance background, and his management experience and knowledge.

Barbara Paris, M.D., 69, joined our board of directors in 2013. Since 2002, Dr. Paris has been the vice-chair, medicine and the director of the Division of Geriatrics at Maimonides Medical Center. Since 2003, she has also been a Clinical Professor of Geriatrics and Palliative Medicine at the Mount Sinai School of Medicine.

Dr. Paris has been selected to serve on our board of directors because she is an experienced senior physician who has served in many leadership roles and we believe her experience is beneficial to our Accident & Health (“A&H”) segment.

Thomas J. Wilson, 63, joined our board of directors in 2021. Mr. Wilson serves as Chairman of the Board (2008 to present), President (2005 to 2015 and 2018 to present) and Chief Executive Officer (2007 to present) of Allstate, a parent of the Company, and Allstate Insurance Company (“AIC”), an affiliate of the Company. He was previously a director of State Street Corporation from 2012 to 2017.

Mr. Wilson has been selected to serve on our board of directors because he has a deep understanding of the insurance business, as well as extensive business and board leadership experience.

Carolyn D. Blair, 52, joined our board of directors in 2021. Since 2019, Ms. Blair has served as Executive Vice President and Chief Human Resources Officer of AIC, an affiliate of the Company. Previously, she was President of Tartan Advisory Group, Inc. from 2018 to 2019, and Executive Vice President, Chief Human Resources & Communications Officer of Sun Life Financial from April 2014 to June 2018.

Ms. Blair has been selected to serve on our board of directors because she has over 25 years of experience in the financial services industry as well as a deep understanding of human capital management.

Elizabeth A. Brady, 56, joined our board of directors in 2021. Since 2020, Ms. Brady has served as Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC, an affiliate of the Company. Previously, she was Executive Vice President and Chief Marketing, Innovation and Corporate Relations Officer of AIC from 2018 to 2020. Prior to that, she served as Senior Vice President, Global Brand Management of Kohler Co. from 2013 to 2018.

Ms. Brady has been selected to serve on our board of directors because she has been a proven leader in innovative retail marketing, brand strategies and creative solutions.

Don Civgin, 59, joined our board of directors in 2021. Since 2020, Mr. Civgin has served as Vice Chairman of Allstate, a parent of the Company, and AIC, an affiliate of the Company, as well as Chief Executive Officer,

Protection Products and Services of AIC. Previously, he served as President, Service Businesses of AIC from 2018 to 2020, and President, Emerging Businesses of AIC from 2015 to 2018.

Mr. Civgin has been selected to serve on our board of directors because he has extensive experience in corporate finance, strategy and mergers and acquisitions.

John E. Dugenske, 54, joined our board of directors in 2021. Since 2020, Mr. Dugenske has served as President, Investments and Financial Products of AIC, an affiliate of the Company. Previously, he served as Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC from 2018 to 2020, and as Executive Vice President and Chief Investment Officer of AIC from 2017 to 2018. Prior to that, he was Group Managing Director and Global Head of Fixed Income at UBS Global Asset Management from 2008 to 2017.

Mr. Dugenske has been selected to serve on our board of directors because he has an extensive financial services background and a deep understanding of the insurance business and investments.

Rhonda S. Ferguson, 51, joined our board of directors in 2021. Since November 2020, Ms. Ferguson has served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of Allstate, a parent of the Company, and AIC, an affiliate of the Company. Previously, she served as Executive Vice President and General Counsel of Allstate and AIC from September 2020 to November 2020. Prior to that, Ms. Ferguson served as Executive Vice President, Chief Legal Officer and Corporate Secretary of Union Pacific Railroad from 2017 to 2020; Executive Vice President and Chief Legal Officer of Union Pacific Railroad from 2016 to 2017; and Vice President, Corporate Secretary and Chief Ethics Officer of FirstEnergy Corp. from 2007 to 2016.

Ms. Ferguson has been selected to serve on our board of directors because she has extensive leadership experience in legal and regulatory compliance.

Suren Gupta, 59, joined our board of directors in 2021. Since 2020, Mr. Gupta has served as Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC, an affiliate of the Company. Previously, he served as Executive Vice President, Enterprise Technology and Strategic Ventures of AIC from 2015 to 2020. He has also served as a director of Zions Bancorporation, National Association since 2015.

Mr. Gupta has been selected to serve on our board of directors because he has deep knowledge of technology, operations and business strategy.

Jess E. Merten, 46, joined our board of directors in 2021. Since 2020, Mr. Merten has served as President, Financial Products of AIC, an affiliate of the Company. Previously, he served as Executive Vice President and Chief Risk Officer of AIC from 2017 to 2020 and as Treasurer of Allstate, a parent of the Company, and AIC from 2015 to 2019.

Mr. Merten has been selected to serve on our board of directors because he has extensive experience overseeing corporate risk, liquidity management, capital sourcing and deployment and corporate financial planning and analysis.

Mark Q. Prindiville, 53, joined our board of directors in 2021. Since 2020, Mr. Prindiville has served as Executive Vice President and Chief Risk Officer of AIC, an affiliate of the Company. Previously, he served as Senior Vice President of AIC from 2016 to 2020 and as Vice President of AIC from 2011 to 2016.

Mr. Prindiville has been selected to serve on our board of directors because he has extensive experience in business analytics, economic forecasting, asset allocation and risk management.

Mario Rizzo, 54, joined our board of directors in 2021. Since 2018, Mr. Rizzo has served as Executive Vice President and Chief Financial Officer of Allstate, a parent of the Company, and AIC, an affiliate of the Company. Previously, he served as Senior Vice President and Chief Financial Officer, Allstate Personal Lines of AIC from 2015 to 2018.

Mr. Rizzo has been selected to serve on our board of directors because he has a deep understanding of the insurance business, financial planning and capital management.

Glenn T. Shapiro, 55, joined our board of directors in 2021. Since 2020, Mr. Shapiro has served as President, Personal Property-Liability of AIC, an affiliate of the Company. Previously, he served as President, Allstate Personal Lines of AIC from 2018 to 2020 and Executive Vice President, Claims of AIC from 2016 to 2018. Prior to that, he served as Executive Vice President and Chief Claims Officer of Liberty Mutual Commercial Insurance from 2011 to 2016.

Mr. Shapiro has been selected to serve on our board of directors because he has 30 years of experience in the insurance industry and has held various senior leadership positions in strategy and operations.

Information About our Executive Officers

The table below sets forth the names, ages and positions of our executive officers as of February 26, 2021:

Name	Age	Position(s)
Barry Karfunkel	40	Chief Executive Officer
Michael Weiner	49	Executive Vice President, Chief Financial Officer and Treasurer
Peter Rendall	48	Executive Vice President, Chief Operating Officer
Jeffrey Weissmann	43	Executive Vice President, General Counsel and Secretary
Lawrence Moloney	58	Senior Vice President, Chief Accounting Officer and Controller

Set forth below are descriptions of the backgrounds of each of our executive officers.

Barry Karfunkel has served as Chief Executive Officer of the Company since April 2016. Mr. Karfunkel served as a director from 2010 to January 4, 2021 and co-chairman of the Board from May 2018 to January 4, 2021, having resigned from such positions upon the closing of the Merger. He also served as President of the Company from November 2015 to May 2018, a position that he previously held from 2010 through 2013 prior to the Company becoming a publicly listed company. He previously served as executive vice president and chief marketing officer of the Company from 2013 to 2015. He serves as an officer and director of many of our subsidiaries. From 2009 to 2010, he was a managing director with Maiden Capital Solutions and from 2007 to 2009 he was an analyst with AmTrust Capital Partners.

Michael Weiner joined the Company in 2010 as chief financial officer. He has also served as our treasurer since December 2019. Mr. Weiner also serves as an officer and director of many of our subsidiaries. From 2009 to 2010, Mr. Weiner was the global chief financial officer of Ally Financial’s GMAC Insurance unit. From 2008 to 2009, Mr. Weiner was at Cerberus Operations and Advisory Company as a member of the financial services team. Prior to his tenure at Cerberus, Mr. Weiner held a number of financial management positions with Citigroup. He joined Citigroup from KPMG LLP, and began his career at Bankers Trust Company.

Peter Rendall currently serves as chief operating officer of the Company. Mr. Rendall has served as chief operating officer since 2015 and previously served as treasurer from 2011 through February 2019. He joined the Company in 2010 as finance manager. Prior to that, Mr. Rendall held various financial and managerial positions at GMAC Insurance Group with respect to personal lines business since August 2002.

Jeffrey Weissmann, general counsel and secretary, joined the Company in 2011. Mr. Weissmann also serves as an officer and director of many of our subsidiaries. Prior to joining the Company, from 2003 to 2011 Mr. Weissmann practiced law at Cadwalader, Wickersham & Taft, LLP in the securities, mergers & acquisitions and corporate governance areas.

Lawrence Moloney joined the Company in December 2016 as senior vice president, finance and has served as chief accounting officer since May 2017 and also as Controller since January 4, 2021. Prior to joining the Company, Mr. Moloney served as controller of AIG North America, a division of American International Group, Inc., from September 2014 to December 2016. Prior to that role, he served as deputy controller of AIG North America from May 2012 to September 2014. Before his tenure at AIG, Mr. Moloney held a number of financial management positions with Tokio Marine Management. He joined Tokio Marine from Deloitte where he began his career. Mr. Moloney holds the Certified Public Accountant (CPA) and Chartered Management Accountant (CMA) designations.

Robert Karfunkel, a named executive officer for our 2020 fiscal year, served as President of the Company from 2018 until his resignation effective January 15, 2021. Mr. Karfunkel served as a director from May 2016 to January 4, 2021 and co-chairman of the board from May 2018 to January 4, 2021, having resigned from such positions upon the closing of the Merger. Mr. Karfunkel previously served as Executive Vice President – Chief Marketing Officer from 2016 to 2018 and Executive Vice President – Strategy and Development from 2010 to 2016. From 2010 until the completion of our initial private placement in June 2013, he also served as a director of the Company. He also served as a director and president of many of our subsidiaries while employed by the Company.

Code of Business Conduct and Ethics

All directors, officers, and employees must act ethically at all times and in accordance with our Code of Business Conduct and Ethics. This Code satisfies the definition of “code of ethics” pursuant to the rules and regulations of the SEC and complies with the requirements of Nasdaq. Our Code of Business Conduct and Ethics is posted under the “Corporate Governance” tab on the Investor Relations section of our website (www.nationalgeneral.com). We intend to disclose any amendments or waivers to the Code of Business Conduct and Ethics on our website. Information included on our website is not part of this Form 10-K.

Corporate Governance

Procedures for Nominations to the Board of Directors

On January 4, 2021, as a result of the Merger, the Company became an indirect wholly owned subsidiary of Allstate and is no longer an independent company. Because the Company’s common stock is now wholly owned by Allstate, the Company’s board of directors no longer has a formal procedure for shareholders to recommend nominees to the Company’s board of directors.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that each member of the Audit Committee meets the independence standards contained in the Nasdaq listing standards (which the Company was previously subject to) and the independence requirements contained in Rule 10A-3(b)(1) of the Exchange Act. In addition, the Board has determined that Mr. Marshaleck qualifies as an “audit committee financial expert” within the meaning of SEC regulations and the Nasdaq listing standards. The Chair of the Audit Committee is Mr. Marshaleck, and the other members of the Audit Committee are Mr. Fallon and Dr. Paris.

The Audit Committee oversees our auditing, accounting, financial reporting, internal audit and internal control functions, appoints our independent public accounting firm and approves its services and compensation. One of its functions is to assure that the independent public accountants have the freedom, cooperation and opportunity necessary to accomplish their functions. The Audit Committee also assures that appropriate action is taken on the recommendations of the independent public accountants. In carrying out its oversight of our independent public accounting firm, the Audit Committee, among other things, ensures the rotation of the lead (or coordinating) audit partner having primary responsibility for our audit and the audit partner responsible for reviewing our audits as required by law, and meets with the independent auditor prior to the audit to discuss the planning and staffing of the audit. The Audit Committee also communicates with our independent auditor on matters related to the conduct of our audit and any critical audit matters (CAM) identified by our independent auditor.

As part of its oversight responsibilities, the Audit Committee also discusses with management and the independent auditor any correspondence with regulators or governmental agencies and any published reports which raise material issues regarding the Company’s financial statements or accounting policies. The Committee also discusses with the Company’s General Counsel legal matters that may have a material impact on the Company’s financial statements or compliance policies. The Audit Committee also reviews and approves related-party transactions and conflicts of interest.

Our Audit Committee Charter, which describes all of the Audit Committee’s responsibilities, is posted under the “Corporate Governance” tab on the Investor Relations section of our website (www.nationalgeneral.com).

Item 11. Executive Compensation

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, has recommended to the Board that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

February 26, 2021	Donald DeCarlo (Chairman)
Patrick Fallon
Jay Nichols

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes compensation awarded to, earned by or paid to our named executive officers with respect to 2020. Our named executive officers for 2020 are: (i) Barry Karfunkel (Chief Executive Officer); (ii) Michael Weiner (Chief Financial Officer and Treasurer); (iii) Robert Karfunkel (former President); (iv) Peter Rendall (Chief Operating Officer); and (v) Jeffrey Weissmann (General Counsel & Secretary). This Compensation Discussion and Analysis provides a detailed review of the Company’s executive compensation program, including its philosophy and objectives, design, process, elements and determination of awards.

The Company’s executive compensation program is designed to attract and retain skilled executives to drive the Company’s strategic plan and lead to greater long-term shareholder value. In 2020, the Compensation Committee continued its approach to emphasize performance-based measures and targets for the named executive officers in accordance with the revised compensation program implemented in recent years. The Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant to assist with the design and implementation of the 2020 annual incentive plan, based on objective financial metrics to measure performance and payouts.

At our 2020 Annual Meeting of Shareholders, we held our triennial shareholder advisory vote on the compensation of our named executive officers, referred to as a “say on pay” vote. In that vote, shareholders approved the compensation of our named executive officers, with approximately 99% of the shares voted being voted in favor of our executive compensation program.

Compensation Philosophy and Objectives

Our approach to compensation is based upon a pay-for-performance philosophy. Our executive compensation program is designed to attract, retain and motivate executives with the skills necessary to achieve our business objectives, to reward those individuals for individual performance and to align their compensation with our Company’s performance. The Company seeks to establish and maintain a performance-driven culture that delivers exceptional value to its shareholders, and to reward individuals who fit that culture and reflect the Company’s core values. The Compensation Committee is committed to providing performance-based rewards that are tied to the execution of our business strategy, as measured by operating and financial metrics, execution of management initiatives and shareholder value creation. To align executives’ and shareholders’ interests, the Compensation Committee historically awarded a larger portion of the annual incentive awards in equity. The Company’s executive compensation program is intended to be competitive with the programs of other employers in the industry with whom we compete for talent.

Our Compensation Process

Compensation Committee. Our Compensation Committee, composed solely of independent directors, is responsible for making all executive compensation determinations with respect to our named executive officers. The Compensation Committee, working with our senior management and our independent compensation consultant, develops and implements the Company’s executive compensation program and policies.

The Compensation Committee conducts its annual review of executive performance and compensation in the first quarter of each year.

The Compensation Committee makes incentive compensation decisions based on the Company’s prior year performance, makes prospective adjustments, if any, to base salaries and target bonuses for the then-current year, and grants equity-based awards with multi-year vesting terms. This process includes a review of the performance of the Company and of each named executive officer against pre-established goals, the executive’s duties, responsibilities and experience, his or her personal contribution to the Company’s success, and, on a periodic basis, a comparison of each named executive officer’s compensation to market data for executives in similar positions at peer companies of the Company.

The Compensation Committee may also make compensation adjustments during the course of the year if circumstances are appropriate, such as when an individual is promoted or takes on additional responsibilities. Equity-based awards may also be made to individuals at any time during the year, as the Compensation Committee deems appropriate.

We believe that the compensation levels for our named executive officers are competitive and do not encourage them to take unnecessary or excessive risks.

Management. On an annual basis, our CEO presents performance assessments to the Compensation Committee with respect to each member of the Company’s senior management team, excluding himself, including recommendations for compensation decisions for prior year performance as well as prospective adjustments to compensation targets going forward.

Compensation Consultant. The Compensation Committee has engaged Meridian to serve as its independent compensation consultant. Meridian has been engaged to provide on a periodic basis, among other things, competitive benchmarking assessments of the executive compensation program, peer group analysis and selection, pay program analytics, advice on short- and long-term incentive plan design and appropriate performance measures, and any other executive compensation and governance matters for which the Compensation Committee requests assistance from time to time. Meridian advises the Compensation Committee directly, but it also works closely with management to ensure a collaborative process in implementation of an effective executive compensation program.

Peer Group. With Meridian’s assistance, the Compensation Committee previously selected an appropriate group of peer companies for the purpose of comparing our executive compensation program with market practices and in order to inform the Compensation Committee’s decisions regarding its executive compensation program. However, the Compensation Committee does not ultimately target or benchmark compensation to any particular percentile of compensation paid by other companies, but rather considers comparator compensation as just one factor in making its compensation decisions. Other factors include Company performance and the individual’s contribution, experience and potential. After taking all these factors into account, the Compensation Committee exercises its judgment in making compensation decisions. We believe this approach gives the Company the flexibility to make compensation decisions based upon all relevant facts and circumstances.

The Company’s 2020 peer group remained unchanged from 2019 and consisted of 17 companies:

Company
Allied World Assurance Company
American National Insurance
Arch Capital Group Ltd.
Argo Group International Holdings, Ltd.
Aspen Insurance Holdings, Ltd.
CNO Financial Group Inc.
Endurance Specialty Holdings, Ltd.
First American Financial Corp
The Hanover Insurance Group, Inc.
Kemper Corp.
Mercury General Corp.
Primerica Inc.
RLI Corp.
Selective Insurance Group, Inc.
Globe Life Inc.
Validus Holdings, Ltd.
White Mountains Insurance Group Ltd.

The Compensation Committee, in consultation with Meridian, used several criteria in the selection of its peer group of companies, including company size, industry competitors, companies with talent overlap, companies with similar organizational structures and business complexity, peers of peers, company life-cycle and geographical considerations, and proxy advisory firm views.

Elements of Compensation

The primary elements of our 2020 executive compensation program are annual base salary, annual cash bonuses and equity incentives. The Compensation Committee historically assigned a heavier weight to the incentive portion of each named executive officer’s overall compensation reflecting the Committee’s belief that executive compensation should be aligned with the success of the Company and be risk-based depending upon the future performance of the Company. Set forth below is a summary of each component of the 2020 compensation opportunities for our CEO and our other named executive officers.

Base Salary. We use base salary to compensate our employees, including our named executive officers, for performing their day-to-day responsibilities. The Compensation Committee determines the base salary for each named executive officer in consideration of various factors, such as level of responsibility, prior experience, breadth of knowledge, the executive’s individual performance, achievements and contributions to the Company, and external pay practices. The Compensation Committee did not make any changes to the base salaries of the named executive officers for 2020, which were as follows: Barry Karfunkel, $925,000; Michael Weiner, $600,000; Robert Karfunkel, $900,000; Jeffrey Weissmann, $575,000, and Peter Rendall, $550,000.

Incentive Awards. Our annual incentive awards, which include a cash component and an equity component, are designed to motivate our employees, including our named executive officers, to drive various aspects of our business strategy. The equity portion of the incentive award is designed to not only reward named executive officers, but also to closely align their interests to those of our shareholders and to provide an additional incentive to promote our success and to remain in our service. Following the Merger, given that the Company’s common stock is now wholly owned by Allstate and the Company’s 2019 Equity Incentive Plan has been terminated, the Compensation Committee no longer has the ability to issue restricted stock units of the Company. Instead, the equity portion of the annual incentive plan for 2020 was handled by the Committee making a recommendation to Allstate to issue Allstate restricted stock units under the Allstate Equity Incentive Plan. The value of the RSUs reflected below for Mr. Weiner, Mr. Weissmann and Mr. Rendall reflect the value of the Allstate RSUs granted on February 18, 2021. No RSUs were issued to Mr. R. Karfunkel or to Mr. B. Karfunkel .

2020 Annual Incentive Plan. Our 2020 Annual Incentive Plan is designed to reward each named executive officer for his contributions to the Company’s annual performance. The 2020 Annual Incentive Plan uses operating earnings margin (25% weighting), combined ratio (25% weighting), operating return on equity (25% weighting) and gross premium written (25% weighting) as the performance metrics on which payouts are determined under this plan. The Compensation Committee maintains discretion to modify the actual payouts based on developments in the industry and in the market during the year, as well as based on the Committee’s assessment of the Company’s performance, the individual’s performance or any other factor that the Committee deems relevant. These are common metrics used to measure performance in the insurance industry and are indicative of an insurance company’s financial health. We believe achievement on these metrics will lead to an increase in long-term shareholder value. The performance metrics are defined as follows:

Operating Earnings Margin
Calculated as net income/loss attributable to the Company common stockholders excluding after-tax net gain or loss on investments (including foreign exchange gain or loss), other-than-temporary impairment losses before 2020 and credit loss on investments thereafter, earnings or losses of equity method investments (related parties), deferred tax asset impairment, non-cash amortization of intangible assets and non-cash impairment of goodwill and any significant non-recurring or infrequent items that may not be indicative of ongoing operations, and such number is then divided by the total revenue of the Company.

Combined Ratio	The sum of the loss and loss adjustment expense ratio and the operating expense ratio before amortization and impairment.
Operating Return on Equity (ROE)	Calculated by dividing annual operating earnings by the average of stockholders’ equity for the periods presented.
Gross Premium Written	Calculated as the premium from each insurance policy that the Company writes, during a reporting period based on the effective date of the individual policy, prior to ceding reinsurance to third parties.

The threshold, target and maximum performance levels for each performance measure are set by the Compensation Committee in consideration of, among other things, our strategic goals, business plans and the degree of difficulty in achieving the targets. It is the goal of the Compensation Committee to establish targets that can be achieved, but only with strong execution on our business strategy. The Compensation Committee considers reaching the maximum performance for each measure to be far less probable than reaching target performance levels. The performance goals (including threshold, target and maximum levels) established by the Compensation Committee for the 2020 fiscal year, as well as the actual performance levels achieved by the Company in 2020, were as follows:

	Performance Measures
	Operating Earnings Margin	Combined Ratio	Operating ROE	Gross Premium Written	Total
	(amounts in millions, except percentages)
Maximum (200% payout)	10.0%	90.0%	13.0%	$5,701
Target (100% payout)	5.0%	95.0%	10.0%	$5,290
Threshold (50% payout)	—%	100.0%	7.0%	$4,879
Actual 2020 Performance	9.3%	86.6%	19.9%	$5,261
2020 Performance Score	187.0%	200.0%	200.0%	96.0%	170.7%

The Committee approved the actual cash and recommended the equity incentive awards for each named executive officer for 2020 following careful consideration of the Company’s 2020 performance under the principles and performance metrics utilized under the 2020 Annual Incentive Plan (with such performance resulting in a payout percentage equal to 170.7% of the target as set forth above), as well as the individual performance of each named executive officer and the Company’s excellent operational year during the COVID-19 pandemic, each individual’s efforts in the Merger process and the value achieved for the Company’s stockholders.

Accordingly, the Compensation Committee determined to award the named executive officers 170.7% of their respective target awards. However, with respect to Messrs. B. Karfunkel and R. Karfunkel, such total payout percentage was only applied to the portion of the target award historically paid in cash. The target incentive value, total incentive payout percentage, and the portion of the 2020 incentive award of each named executive officer that is payable in cash and in equity, respectively, are as set forth in the table below:

	Total Incentive Payout		Incentive Payout Breakdown
Executive	Target	Total Payout Percentage	Portion Paid in Cash	Portion Paid in Equity (1)
Barry Karfunkel	$3,056,000	170.7%	$1,980,000	—
Michael Weiner	$1,350,000	170.7%	$1,014,000	$1,289,962
Robert Karfunkel	$2,700,000	170.7%	$1,936,000	—
Jeffrey Weissmann	$1,293,000	170.7%	$950,000	$1,258,963
Peter Rendall	$1,182,000	170.7%	$868,000	$1,151,046
(1) Payable in restricted stock units of Allstate vesting over a three year period issued under The Allstate Corporation 2019 Equity Incentive Plan, subject to the terms and conditions of the plan.

Other Benefits and Perquisites. Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and our 401(k) savings plan (with a company contribution equal to up to six percent of salary, subject to certain limitations), in each case on the same basis as our other employees, subject to applicable law. Limited perquisites are provided to the named executive officers.

Employment Agreements

We have entered into an employment agreement with Mr. Weiner, which establishes his base salary level and certain bonus opportunity amounts or targets and includes termination payments in certain circumstances. None of our other named executive officers has (or had) an employment agreement. See “Employment Agreements with Executive Officers.”

Policy on Hedging and Pledging of Company Stock

The Company does not have any practices or policies that prohibit hedging or pledging the Company’s equity securities by employees, executive officers or directors.

Tax and Accounting Considerations

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of significant changes to Section 162(m) of the Internal Revenue Code (“Section 162(m)”), which generally apply to compensation that would have otherwise been deductible in 2018 and later fiscal years. The changes to Section 162(m) include the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the CFO as a covered employee and causing the tax deductibility limitation of Section 162(m) to continue to apply to covered employees with respect to compensation paid after termination of employment). As a result of these changes, compensation paid to a covered employee generally is not deductible in 2018 or a later year, to the extent that it exceeds $1 million.

Executive Officer Compensation

Summary Compensation Table for Fiscal Year 2020

The following table sets forth information with respect to the annual and long-term compensation earned in fiscal years 2020, 2019, and 2018, by our named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Barry Karfunkel	2020	$925,000	$500	$—	$—	$1,980,000	$300	$2,905,800
Chief Executive Officer	2019	925,000	—	2,911,000	—	1,771,000	270	5,607,270
	2018	925,000	—	3,088,000	—	1,879,000	270	5,892,270

Michael Weiner	2020	600,000	500	1,289,962	—	1,024,000	9,000	2,923,462
Executive Vice President,	2019	600,000	—	1,149,000	—	919,000	8,850	2,676,850
Chief Financial Officer and Treasurer	2018	600,000	—	1,219,000	—	975,000	8,700	2,802,700

Robert Karfunkel	2020	900,000	500	—	—	1,936,000	270	2,836,770
Former President	2019	900,000	—	2,399,000	—	1,738,000	270	5,037,270
	2018	900,000	—	2,545,000	—	1,843,000	240	5,288,240

Jeffrey Weissmann	2020	575,000	500	1,258,963	—	950,000	8,850	2,793,313
Executive Vice President,	2019	575,000	—	1,129,000	—	852,000	8,700	2,564,700
General Counsel & Secretary	2018	575,000	—	1,198,000	—	904,000	8,550	2,685,550

Peter Rendall	2020	550,000	500	1,151,046	—	868,000	9,000	2,578,546
Executive Vice President,	2019	550,000	—	1,033,000	—	778,000	8,850	2,369,850
Chief Operating Officer	2018	550,000	70,000	1,095,000	—	826,000	8,700	2,549,700
(1) Represents cash bonus of $500 paid to all employees during 2020.
(2) Represents the aggregate grant date fair value of awards of restricted stock units computed in accordance with ASC 718, as further discussed in Note 15, “Stock-Based Compensation” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K . The grant date fair value of the awards granted to Mr. Weiner, Mr. Weissmann and Mr. Rendall with respect to 2020 performance is equal to $105.08, which is the closing price of Allstate’s common stock on February 18, 2021, multiplied by the number of restricted stock units awarded. The grant date fair value of the awards granted with respect to 2019 performance is equal to $21.52, which is the closing price at which our common stock traded on February 19, 2020, multiplied by the number of restricted stock units awarded to each named executive officer. The grant date fair value of the awards granted with respect to 2018 performance is equal to $25.60, which is the closing price at which our common stock traded on February 25, 2019, multiplied by the number of restricted stock units awarded to each named executive officer.
(3) Represents cash bonuses based on the Compensation Committee’s assessment of prior year performance.
(4) For all named executive officers, includes imputed income for personal life insurance. For each of Messrs. Weiner, Weissmann and Rendall, includes company contributions to the 401(k) plan for 2020 of $8,550.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers with respect to the fiscal year ended December 31, 2020.

Name	Grant Date	Approval Date	All other stock awards: number of shares of stock or units (1)	Grant date fair value of stock awards (2)
Barry Karfunkel	—	—	—	—
Michael Weiner	2/18/2021	2/18/2021	12,276	1,289,962
Robert Karfunkel	—	—	—	—
Jeffrey Weissmann	2/18/2021	2/18/2021	11,981	1,258,963
Peter Rendall	2/18/2021	2/18/2021	10,954	1,151,046
(1) The restricted stock units granted on February 18, 2021 vest ratably over three years until fully vested on February 18, 2024.
(2) This amount reflects the grant date fair value in accordance with FASB ASC 718. The grant date fair value of the awards granted with respect to 2020 is equal to $105.08, which is the price at which Allstate common stock closed on February 18, 2021, multiplied by the number of shares of restricted stock units awarded to each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding the outstanding equity awards at December 31, 2020, of our named executive officers.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (2)	Market value of shares or units of stock that have not vested (3)
Barry Karfunkel	743,500	—	$10.50	6/6/2023	246,239	$8,416,449
Michael Weiner	520,450	—	$10.50	6/6/2023	95,690	3,270,684
Robert Karfunkel	743,500	—	$10.50	6/6/2023	195,337	6,676,619
Jeffrey Weissmann	32,663	—	$6.53	1/27/2022	93,981	3,212,271
	185,875	—	$10.50	6/6/2023	—	—
Peter Rendall	—	—	—	—	83,546	2,855,602
(1) Each of the named executive officer’s options expiring in 2023 were granted on June 6, 2013 and vested ratably over four years, provided that 25% of the options vested on the first anniversary of the grant date and 6 1/4% of the options vested quarterly thereafter until the fourth anniversary of the grant date. Mr. Weissmann’s options, expiring in 2022, were granted on January 27, 2012 and vested ratably annually over five years until fully vested on January

27, 2017. Upon the closing of the Merger on January 4, 2021, each named executive officer’s options were cancelled and converted into the right to receive $34.50, minus the exercise price per Common Share underlying such option.
(2) The restricted stock units granted on February 26, 2018, February 26, 2019 and February 20, 2020, which were subject to a three-year vesting schedule, were canceled upon the closing of the Merger on January 4, 2021 and converted into the right to receive $34.50.
(3) Amount is based on the closing price of our common stock of $34.18 on December 31, 2020, the last business day of the year, in accordance with applicable SEC rules.

Employment Agreements with Executive Officers

Employment Agreement with Michael Weiner

Pursuant to Mr. Weiner’s employment agreement, which was effective as of January 1, 2013, Mr. Weiner serves as chief financial officer of our subsidiary, National General Management Corp. (“Management Corp.”). Mr. Weiner’s employment agreement was renewed on January 1, 2021 and is in effect until January 1, 2023. The employment agreement automatically renews for additional two year periods unless 120 days’ notice of intention not to renew the employment agreement is given by us or Mr. Weiner. Mr. Weiner is eligible to receive a discretionary annual bonus, as determined based on his performance during such year and the recommendation of the chief executive officer.

Under his employment agreement, we are able to terminate Mr. Weiner at any time for “cause” as defined in the agreement and, upon such an event, we will have no further compensation or benefit obligations after the date of termination other than the payment of earned but unpaid base salary, earned but unused vacation and any unreimbursed expenses incurred as of the date of termination.

In the event of disability, we may terminate Mr. Weiner’s employment upon written notice and in the event of his death, Mr. Weiner’s employment will terminate, and in either case, Mr. Weiner (or his heirs) will be entitled to receive any earned but unpaid base salary, earned but unused vacation and any unreimbursed expenses incurred as of the date of termination.

In the event that we terminate Mr. Weiner without “cause” or he terminates his employment for “good reason,” as defined in his employment agreement, we will be required to pay Mr. Weiner severance (in accordance with normal payroll practices) at a per annum rate equal to the base salary in effect at the time of such termination for a period of 12 months following such termination, subject to receipt of an executed release of all claims and such release becoming effective under applicable law. Notwithstanding the foregoing, the obligation to pay full severance will terminate upon the parties’ mutual agreement to waive enforcement of the non-compete provision or upon Mr. Weiner’s commencement of new or alternative employment (including consulting arrangements), and the remaining severance obligation will be reduced by the base salary received from such new or alternative employment or consulting arrangement.

Mr. Weiner has agreed to keep confidential all information regarding Management Corp. and its affiliates (including the Company) that he receives during the term of his employment and thereafter. Mr. Weiner has also agreed that upon termination of employment he will not compete with us for a period of one year following the date of termination and will not solicit any of our customers, producers or employees for two years after termination.

In the event of a termination on account of a “Non-Compete Event,” as defined in the agreement, Mr. Weiner will not receive any severance, and the non-compete provision set forth in the employment agreement will not apply unless Management Corp. agrees to pay Mr. Weiner his base salary for the term of the non-compete period. In the event that Management Corp. does not renew Mr. Weiner’s employment agreement and Mr. Weiner’s employment is terminated more than 30 days after receiving notice of such non-renewal, Mr. Weiner will not receive any severance, and the non-compete provision set forth in the employment agreement will not apply unless Management Corp. agrees to pay Mr. Weiner his base salary for the term of the non-compete period. Mr. Weiner will also be entitled to receive any earned but unpaid base salary and any unreimbursed expenses incurred as of the date of termination.

Other Named Executive Officers

We are not currently a party to an employment agreement with any of Messrs. B. Karfunkel, Rendall or Weissmann.

Termination Payments Upon Termination or Change-in-Control.

The table below sets forth the potential payments to our named executive officers in the event of a change of control as well as under various termination scenarios. The potential payments assume that the termination event occurred on the last day of our fiscal year (December 31, 2020). Our named executive officers were entitled to these payments pursuant to the terms of our 2013 Plan and the 2019 Plan (which were terminated upon the closing of the Merger on January 4, 2021), and Mr. Weiner is entitled to payments pursuant to his employment agreement . We have assumed for purposes of the table that the Company will not exercise its discretionary right to cancel for a cash payment outstanding equity awards upon termination of employment. We have also assumed that in the event of an executive’s disability, the Company will not impose the non-competition restrictions on the executive and, as such, will not pay any severance.

Name	Termination Scenario (on 12/31/2020)	Severance	Equity Award Vesting Acceleration	Health Insurance Benefit
Barry Karfunkel	Without Cause/Good Reason	$—	$—	$—
	Retirement	—	—	—
	Death or Disability(1)	—	3,959,810	—
	Change of Control(2)	—	4,623,494	—
Robert Karfunkel	Without Cause/Good Reason	—	—	—
	Retirement	—	—	—
	Death or Disability(1)	—	3,003,773	—
	Change of Control(2)	—	3,810,284	—
Michael Weiner	Without Cause/Good Reason	600,000	—	—
	Retirement	—	—	—
	Death or Disability(1)	—	1,511,554	—
	Change of Control(2)	—	1,824,939	—
Jeffrey Weissmann	Without Cause/Good Reason	—	—	—
	Retirement	—	—	—
	Death or Disability(1)	—	1,483,680	—
	Change of Control(2)	—	1,793,151	—
Peter Rendall	Without Cause/Good Reason	—	—	—
	Retirement	—	—	—
	Death or Disability(1)	—	1,274,487	—
	Change of Control(2)	—	1,640,674	—
(1) This amount includes the full vesting of restricted stock units that would have vested in the twelve months following the termination event in accordance with the named executive officers’ award agreements under the 2013 Plan and the 2019 Plan. The value of unvested restricted stock units reported in this table is calculated by multiplying the number of the unvested restricted stock units by $34.18, the closing market price of our common stock at December 31, 2020.
(2) Since the board of directors had discretion as of December 31, 2020 as to whether or not to accelerate the vesting of unvested stock options or restricted stock units granted under the 2013 Plan upon a change in control of the Company, the financial effect of such events has not been included in this table. The 2019 Plan provided that, upon a

Change of Control (as defined in the 2019 Plan), the outstanding awards would vest and be settled as set forth in the 2019 Plan or as otherwise provided in the award agreement, unless such awards were assumed by the surviving entity or otherwise equitably converted or substituted in connection with the Change of Control.

2019 Omnibus Incentive Plan

Our board of directors and shareholders approved the 2019 Plan in 2019, which allowed for grants of equity awards, including incentive stock options, non-qualified stock options, performance shares, shares of restricted stock, unrestricted stock and restricted stock units to present and future officers, directors, employees and consultants of the Company or any subsidiary or affiliate. The aggregate number of shares of common stock for which awards may have been issued could not exceed 2.5 million shares, subject to the authority of the Company’s board of directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, recapitalization or similar transaction affecting the Company’s common stock. The 2019 Plan served as a successor of the Company’s prior equity incentive plans. During 2020, outstanding awards under the prior plans continued to be outstanding and subject to their terms and conditions. Effective January 4, 2021, all outstanding equity awards under the Company’s equity plans, including the 2019 Plan were canceled in connection with the closing of the Merger in exchange for payment of the merger consideration and special pre-closing dividend in accordance with the terms of the Merger Agreement. Concurrent with the closing of the Merger, the Company’s equity plans were terminated.

Risk Assessment of Compensation Policies and Procedures

Our Compensation Committee has reviewed our material compensation policies and practices applicable to our employees, including our named executive officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Option Exercises and Stock Vested

The following table summarizes the exercise of stock options and the vesting of stock grants during 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of shares acquired on vesting	Value realized on vesting (2)
Barry Karfunkel	—	$—	92,630	$2,303,013
Michael Weiner	—	—	36,080	897,243
Robert Karfunkel	—	—	66,807	1,661,045
Jeffrey Weissmann	101,565	2,799,345	34,289	852,559
Peter Rendall	—	—	27,720	689,168
(1) The value realized on the exercise of options is the number of options exercised multiplied by the excess of the fair market value of the underlying shares on the date of exercise over the exercise price. Effective January 4, 2021, in connection with the closing of the Merger, all stock options were cancelled and converted into the right to receive $34.50, minus the exercise price per Common Share underlying such option.
(2) The value realized on the vesting of stock awards is the number of restricted stock units multiplied by the fair market value of stock, which means the closing price of the stock on the day immediately preceding the vesting date. Effective January 4, 2021, in connection with the closing of the Merger, all unvested restricted stock units were cancelled and converted into the right to receive $34.50 in cash per unit.

Director Compensation

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our shareholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. During 2020, Barry Karfunkel, Robert Karfunkel, and Barry Zyskind did not receive any compensation for serving on our board of directors.

The Nominating and Corporate Governance Committee annually reviews the director compensation program and recommends proposed changes for approval by the Board. As part of this review, the Nominating and Corporate Governance Committee considers the significant amount of time expended and the skill level required by each director not employed by the Company in fulfilling his or her duties on the Board, each director’s role and involvement on the Board and its committees and the market compensation practices and levels of our peer companies.

For 2020, our director compensation program consisted of the following:

Annual Retainer (payable in quarterly increments)	$80,000
Equity Award (subject to 1-year vesting schedule)	1,500 restricted stock units
Audit Committee Chair Supplemental Annual Retainer	$20,000
Audit Committee Member Supplemental Annual Retainer	$10,000
Compensation Committee Member Supplemental Annual Retainer	$10,000
Nominating and Corporate Governance Member Supplemental Annual Retainer	$5,000

All Board fees are paid pro rata in quarterly installments.

On April 29, 2020, each of our non-employee directors that were serving on that date received a grant of 1,500 restricted stock units under our 2019 Plan subject to a one-year vesting schedule, with full vesting on the first anniversary of the grant date. Under the terms of the awards, vested restricted stock units were to automatically convert to common stock on a one-for-one basis on the vesting date and all unvested restricted stock units were to be forfeited if the director resigned or was terminated from his or her position before the stock award vested. Effective January 4, 2021, in connection with the closing of the Merger, each non-employee director’s unvested restricted stock units were cancelled and converted into the right to receive $34.50 in cash per unit.

The following table sets forth compensation earned by our non-employee directors during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Donald DeCarlo	$95,000	$26,970	$121,970
Patrick Fallon	100,000	26,970	126,970
John Marshaleck	105,000	26,970	131,970
Jay Nichols	90,000	26,970	116,970
Barbara Paris, M.D.	90,000	26,970	116,970
(1) Reflects the grant date fair value of the restricted stock unit grant calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC 718”) as discussed in Note 15 to our audited financial statements included in this Annual Report on Form 10-K . The grant date fair value of these awards is equal to the closing price of our common stock on the day prior to the date of grant ($17.98) multiplied by the number of restricted stock units awarded to each director. As of December 31, 2020, each of Messrs. DeCarlo, Fallon, Marshaleck and Nichols and Dr. Paris had 1,500 unvested restricted stock units. In addition, as of December 31, 2020, each of Messrs. DeCarlo and Fallon and Dr. Paris had 10,000 fully vested and exercisable option awards. Effective January 4, 2021, in connection with the closing of the Merger, each non-employee director’s unvested restricted stock units were cancelled and converted into the right to receive $34.50 in cash and their fully vested and exercisable option awards were cancelled and converted into the right to receive $34.50 in cash, minus the exercise price per Common Share underlying such option.

CEO Compensation Pay Ratio

The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of the Dodd-Frank Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2020, our last completed fiscal year:

•The median of the annual total compensation of all employees of our Company (other than our CEO) was $52,982; and
•The annual total compensation of our CEO, as reported in the Summary Compensation Table included in Item 11 of Part III of this Annual Report on Form 10-K, was $2,905,800.

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 55 to 1.

To determine the pay ratio, we took the following steps:

We selected December 3, 2020 as the date on which to determine our median employee. As of that date, we had a total of 9,481 employees.

For purposes of identifying the median employee from the employee population base described above, we used wages, as compiled from our payroll records. We selected wages as a consistently applied compensation measure to identify our median employee, because base pay represents the principal form of compensation delivered to all of our employees. Once we identified our median employee for fiscal year 2020, such employee’s annual total compensation was calculated in accordance with Item 402(c)(2)(x) of Regulation S-K, as required pursuant to the SEC executive compensation disclosure rules.

Compensation Committee Interlocks and Insider Participation

During 2020, none of the Company’s executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and none of the Company’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a member of our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below shows information regarding awards outstanding as of December 31, 2020, and shares of common stock that were available for issuance as of December 31, 2020, under our equity incentive plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,753,927	$10.28	1,912,935
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,753,927	$10.28	1,912,935
(1) Includes restricted stock unit awards outstanding as of December 31, 2020 that, upon vesting, provided the holder with the right to receive common shares on a one-to-one basis. For further discussion of these awards, see Note 15, “Stock-Based Compensation” in the notes to our consolidated financial statements.
(2) Only applies to outstanding options as of December 31, 2020, as restricted stock units did not have exercise prices.

On January 4, 2021, pursuant to the Merger Agreement, at the Effective Time (i) each outstanding option to purchase a Common Share, regardless of whether vested or unvested, was cancelled and converted into the right to receive $34.50 in cash, subject to any applicable tax withholdings, minus the exercise price per Common Share underlying such option and (ii) each restricted stock unit with respect to a Common Share which was outstanding as of the date the Merger Agreement, regardless of whether vested or unvested, was cancelled and converted into the right to receive $34.50 in cash, subject to any applicable tax withholdings. Upon the closing of the Merger, both the 2013 Plan and the 2019 Plan were terminated.

Security Ownership of Certain Beneficial Owners

On January 4, 2021, upon the completion of the Merger, we were acquired by Allstate through its directly wholly owned subsidiary, Allstate Insurance Holdings, LLC. Since the acquisition was completed, all of our common shares have been indirectly held by Allstate. The following table sets forth information with respect to the ownership of our common stock by Allstate as of February 1, 2021. Allstate, through its direct wholly owned subsidiary, has sole voting and investment power over our shares of common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Allstate Insurance Holdings, LLC(1)	100	100%
2775 Sanders Road Northbrook, IL 60062
(1) Allstate Insurance Holdings, LLC is a direct wholly owned subsidiary of The Allstate Corporation.

Security Ownership of Directors and Executive Officers

The following table sets forth information with respect to common shares of The Allstate Corporation, the Company’s ultimate parent, beneficially owned as of February 1, 2021, by each director and named executive officer of the Company individually, and by all executive officers and directors of the Company as a group. Shares reported as beneficially owned include shares held indirectly through the Allstate 401(k) Savings Plan and other shares held indirectly. It also includes shares subject to stock options exercisable, and restricted stock units and performance stock awards subject to conversion into common shares, within sixty days of February 1, 2021. As of February 1, 2021, none of these shares were pledged as security. All of the directors and executive officers have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided below.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Allstate Common Stock	Common Stock Subject to Options Exercisable and Restricted Stock Units and Performance Stock Awards for which restrictions expire on or prior to April 2, 2021	Total Stock Based Ownership(1)	Percent of Class
Thomas J. Wilson	837,059	2,061,018	2,898,077	*
Carolyn D. Blair	213	9,334	9,547	*
Elizabeth A. Brady	180	40,363	40,543	*
Don Civgin	168,603	201,779	370,382	*
Donald DeCarlo	—	—	—	*
John E. Dugenske	46,759	184,913	231,672	*
Patrick Fallon	—	—	—	*
Rhonda S. Ferguson	—	—	—	*
Suren Gupta	58,479	348,461	406,940	*
John Marshaleck	—	—	—	*
Jesse E. Merten	14,288	57,767	72,055	*
Jay Nichols	—	—	—	*
Barbara Paris, M.D	—	—	—	*
Mark Q. Prindiville	8,177	55,683	63,860	*
Mario Rizzo	23,051	154,505	177,556	*
Glenn T. Shapiro	22,938	134,955	157,893	*
Barry Karfunkel	—	—	—	*
Michael Weiner	—	—	—	*
Jeffrey Weissmann	—	—	—	*
Peter Rendall	—	—	—	*
All executive officers and directors as a group (21 persons)	1,179,747	3,248,778	4,428,525	1.46%
*Less than one percent.
(1) These amounts are the sum of the number of shares shown in the prior columns.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Effective on January 4, 2021, we completed our previously announced Merger with a wholly owned indirect subsidiary of Allstate and, as a result, Allstate now owns all of the Company’s outstanding common stock. Other than as stated below, since the beginning of fiscal year 2020, no director, executive officer or security holder who prior to the closing of the Merger on January 4, 2021, was known to us to own of record or beneficially more than five percent of our common securities, or any member of the immediate family of such director, executive officer or security holder, had or will have a direct or indirect material interest in a transaction or series of transactions in which we are, or one of our subsidiaries is, a party and the amount involved exceeds $120,000.

Our Audit Committee charter requires that all related party transactions be approved by our Audit Committee. In response to an annual questionnaire, we require directors, director nominees or appointees and executive officers to submit a description of any current or proposed related party transaction and provide updates during the year. In addition, prior to being acquired by The Allstate Corporation, we provided the Audit Committee any similar available information with respect to any known transactions with beneficial owners of 5% or more of our voting securities. If management becomes aware of any transactions during the year, management presents such transactions for approval by the Audit Committee. In the event management becomes aware of any transaction that was not approved under the policy, management will present the transaction to the Audit Committee for its action as soon as reasonably practicable, which may include termination, amendment or ratification of the transaction. The Audit Committee will approve only those transactions that are in, or are not inconsistent with, the best interests of National General Holdings Corp. and our shareholder, as is determined in good faith in accordance with its business judgment. Unless otherwise indicated below, each of these related party transactions was approved by our Audit Committee.

Other Related Party Transactions

Prior to being acquired by Allstate, the Company had a significant shareholder who, at all times during 2020, held, and continued to hold through the closing of the Merger on January 4, 2021, an ownership interest in each of AmTrust and ACP Re Holdings LLC (“ACP Re”). The Company provides services to and receives services from, or otherwise has additional relationships with, these formerly related entities. See Note 4, “Investments” and Note 16, “Related Party Transactions” in the notes to our consolidated financial statements.

Family Relationships

During 2020, Barry Karfunkel and Robert Karfunkel, brothers, were employed by the Company as chief executive officer and president, respectively. The compensation, perquisites and benefits provided to Barry Karfunkel and Robert Karfunkel in 2020 are disclosed in the “Summary Compensation Table” section of Item 11 of Part III of this Annual Report. Barry Karfunkel and Robert Karfunkel also served as co-chairmen of our board of directors during 2020 and resigned from such positions on January 4, 2021, in connection with the closing of the Merger. Effective January 15, 2021, Mr. Robert Karfunkel resigned as president of the Company. Mr. Barry Karfunkel continues to serve as chief executive officer of the Company.

Barry Zyskind, chairman and chief executive officer of AmTrust, served on our board of directors without remuneration in 2020 and resigned as director on January 4, 2021, in connection with the closing of the Merger. Mr. Zyskind is Barry Karfunkel and Robert Karfunkel’s brother-in-law.

Independence of Directors

During 2020, our common shares were listed on the Nasdaq Global Market and we therefore were subject to the Nasdaq listing standards. Although we delisted the common shares on January 4, 2021, in connection with the closing of the Merger, we remained subject to the Nasdaq listing standards due to the listing on Nasdaq of our Series A Preferred Stock, Depositary Shares representing Series B Preferred Stock, Depositary Shares representing Series C Preferred Stock and 2055 Subordinated Notes. Following the consummation of the Merger, we voluntarily redeemed the following securities effective February 3, 2021: (a) all outstanding shares of the Class A Preferred Stock, (b) all outstanding Depositary Shares and the underlying shares of the Class B Preferred Stock, and (c) the 2055 Notes. All outstanding Depositary Shares and the underlying shares of the Class C Preferred Stock were delisted from NASDAQ effective January 25, 2021. Despite no longer having any securities listed on Nasdaq or on any other exchange, we continue to apply the Nasdaq listing standards for determining the independence of our directors.

In January 24, 2021, our board of directors determined that five of our eight directors then serving, Donald DeCarlo, Patrick Fallon, John Marshaleck, Jay Nichols, and Barbara Paris, were independent directors under the Nasdaq listing standards. During 2020, and until their resignations on January 24, 2021, three of our directors, Barry Karfunkel, Robert Karfunkel and Barry Zyskind, did not qualify as independent directors.

Following the closing of the Merger on January 24, 2021, and the subsequent increase in the size of our board of directors to sixteen members, our board of directors determined that the following five current members of our board of directors are independent under the Nasdaq listing standards: Mr. DeCarlo, Mr. Fallon, Mr. Marshaleck, Mr. Nichols, and Dr. Paris. Eleven of our current directors do not qualify as independent directors.

In accordance with the Nasdaq listing standards, all board committees were entirely independent during 2020, and remain independent as of the date hereof.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Our Audit Committee approves the fees and other significant compensation to be paid to our independent auditors for the purpose of preparing or issuing an audit report or related work. Our Audit Committee also preapproves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in the Exchange Act.

Ernst & Young LLP (“E&Y”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2020. Our Audit Committee reviewed and discussed with E&Y the following fees for services rendered for the 2020, and 2019, fiscal years and considered the compatibility of non-audit services with E&Y’s independence.

The following table presents the aggregate fees billed or expected to be billed for professional services rendered to us by E&Y for the 2020, and 2019, fiscal years. Other than as set forth below, no professional services were rendered or fees billed by E&Y or its international affiliates during the 2020, and 2019, fiscal years.

Ernst & Young LLP	2020	2019
Audit Fees (1)	$5,550,000	$7,239,400
Audit-Related Fees (2)	280,000	312,500
Tax Fees (3)	1,012,350	1,184,180
All Other Fees (4)	260,000	255,000
Total	$7,102,350	$8,991,080
(1) Audit fees relate to professional services rendered for: (i) the integrated audit of our annual financial statements and internal control over financial reporting, (ii) interim reports, (iii) comfort letters, (iv) acquisition work related to the audit, (v) audit of domestic and international statutory reports, and (vi) expenses incurred related to services performed.
(2) Audit-related fees relate to professional services rendered for: (i) benefit plan audits, (ii) the audits of service organization internal controls, and (iii) regulatory compliance services.
(3) Tax fees relate to professional services rendered for: tax compliance and consultation services.
(4) All other fees relate to professional services rendered for: actuarial services.

Pre-Approval Policies and Procedures of the Audit Committee

Pursuant to its charter, the Audit Committee pre-approves all audit and permitted non-audit services, including engagement fees and terms thereof, to be performed for us by the independent auditors, subject to the exceptions for certain non-audit services approved by the Audit Committee prior to the completion of the audit in accordance with Section 10A of the Exchange Act. The Audit Committee must also pre-approve all internal control-related services to be provided by the independent auditors. The Audit Committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. In addition, from time to time, we may want the independent auditors to perform additional permitted services that the Audit Committee must pre-approve before the independent auditors can proceed with providing such services. In doing this, the Audit Committee has established a procedure whereby a partner of our independent auditor, in conjunction with our Chief Financial Officer, will contact the Audit Committee Chairperson and obtain pre-approval (verbally or via email) for such services, to be followed (where appropriate) by a written engagement letter confirming such arrangements, signed by both our Chief Financial Officer and Audit Committee Chairperson. In addition, all audit and permissible non-audit services in excess of 5% over the pre-approved cost level must be separately pre-approved by the Audit Committee.

The Audit Committee may form and delegate to a subcommittee consisting of one or more members (provided that such person(s) are independent directors) its authority to grant pre-approvals of audit, permitted non-audit services and internal control-related services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report: The financial statements and financial schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)Schedules: See Item 15(a).
(c)Exhibits Index

Exhibit No.	Description
2.1**
Agreement and Plan of Merger, dated as of July 7, 2020 (by and among The Allstate Corporation, Bluebird Acquisition Corp. and National General Holdings Corp. (the “Company”) incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 8, 2020)

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-190454) filed on August 7, 2013)

3.2
Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021)

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 4, 2021)
3.4	Certificate of Designations for 7.50% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2014)
3.5	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
3.6	Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
3.7
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

Exhibit No.	Description
4.11
Second Supplemental Indenture, dated as of August 18, 2015, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2015)

4.12
Third Supplemental Indenture, dated as of January 4, 2021, by and among the Company, The Allstate Corporation and the Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021)

4.13
Deposit Agreement, dated March 27, 2015, among National General Holdings Corp., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)

4.14
Deposit Agreement, dated July 7, 2016, among National General Holdings Corp., American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)

4.15	Form of depositary receipt (included as Exhibit A to Exhibit 4.12) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015)
4.16	Form of depositary receipt (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
10.1*	National General Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.2*	Form of Non-Qualified Stock Option Agreement under the NGHC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.3*	Form of Restricted Share Unit Agreement under the NGHC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
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

Exhibit No.	Description
21.1	List of subsidiaries of the Company (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	The Cover Page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K, The Company hereby undertakes to furnish supplementary copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	NATIONAL GENERAL HOLDINGS CORP.
February 26, 2021	By:	/s/ Michael Weiner
Name: Michael Weiner Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry Karfunkel	Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Barry Karfunkel

/s/ Michael Weiner	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Michael Weiner

/s/ Lawrence J. Moloney	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Lawrence J. Moloney

/s/ Donald DeCarlo	Director	February 26, 2021
Donald DeCarlo

/s/ Patrick Fallon	Director	February 26, 2021
Patrick Fallon

/s/ Barbara Paris	Director	February 26, 2021
Barbara Paris

/s/ John Marshaleck	Director	February 26, 2021
John Marshaleck

/s/ John Nichols	Director	February 26, 2021
John Nichols

/s/ Thomas J. Wilson	Chairman and Director	February 26, 2021
Thomas J. Wilson

/s/ Carolyn D. Blair	Director	February 26, 2021
Carolyn D. Blair

Signature	Title	Date

/s/ Elizabeth A. Brady	Director	February 26, 2021
Elizabeth A. Brady

/s/ Don Civgin	Director	February 26, 2021
Don Civgin

/s/ John E. Dugenske	Director	February 26, 2021
John E. Dugenske

/s/ Rhonda S. Ferguson	Director	February 26, 2021
Rhonda S. Ferguson

/s/ Suren Gupta	Director	February 26, 2021
Suren Gupta

/s/ Jesse E. Merten	Director	February 26, 2021
Jesse E. Merten

/s/ Mark Q. Prindiville	Director	February 26, 2021
Mark Q. Prindiville

/s/ Mario Rizzo	Director	February 26, 2021
Mario Rizzo

/s/ Glenn T. Shapiro	Director	February 26, 2021
Glenn T. Shapiro

NATIONAL GENERAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National General Holdings Corp.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National General Holdings Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of incurred but not reported reserves
Description of the Matter
At December 31, 2020, the Company’s unpaid loss and loss adjustment expense reserves were $2,889 million of which a significant portion is incurred but not reported reserves. As explained in Note 1 and 9 of the consolidated financial statements, the loss and loss adjustment expense reserves represent management’s estimate of the ultimate liability for claims that have been reported, claims that have been incurred but not reported, and expenses associated with processing and settling claims and anticipated salvage and subrogation. Incurred but not reported reserves includes a provision for claims that have occurred but have not yet been reported, as well as a provision for future development on reported claims. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies applied to project the ultimate costs and the selection of assumptions such as severity, frequency, and payment and reporting patterns that are used to determine loss factors and initial expected loss ratios.

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

To test the Company’s estimate of incurred but not reported reserves, our audit procedures included among others, the assistance of our actuarial specialists to evaluate the assumptions used in the actuarial methods, by comparing the significant assumptions, including severity, frequency, payment patterns and expected loss ratios to the Company’s historical experience. In addition, we evaluated the selection and the weighting of actuarial methods used by management considering the maturity of the accident periods, changes in case reserve levels and claims settlement patterns. We developed a range of reasonable reserve estimates which included performing independent projections for a sample of lines of business and compared the range of reserve estimates to the Company’s recorded reserves. We also performed a review of historical results of the development of the loss and loss adjustment expense reserves related to prior years.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 26, 2021

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)

	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (allowance for expected credit losses $0 - 2020) (Exchanges - $310,215 and $324,249; allowance for expected credit losses $0 - 2020)	$4,497,130	$4,476,358
Short-term investments (Exchanges - $26,887 and $5,245)	191,086	67,353
Other investments (related parties - $231,927 and $238,841)	281,055	311,287
Total investments	4,969,271	4,854,998
Cash and cash equivalents (Exchanges - $3,782 and $959)	662,772	135,942
Restricted cash and cash equivalents (Exchanges - $331 and $24)	36,995	28,521
Accrued investment income (related parties - $2,420 and $2,391) (Exchanges - $1,628 and $2,001)	27,803	30,927
Premiums and other receivables (net of allowance for expected credit losses $22,781 - 2020; net of bad debt allowance $24,067 - 2019) (Exchanges - $49,315 and $55,859; net of allowance for expected credit losses $1,165 - 2020; net of bad debt allowance $541 - 2019)	1,545,380	1,428,948
Deferred acquisition costs (Exchanges - $19,200 and $23,307)	285,905	263,523
Reinsurance recoverable (net of allowance for expected credit losses $810 - 2020) (Exchanges - $125,515 and $119,125; net of allowance for expected credit losses $174 - 2020)	1,218,930	1,394,308
Prepaid reinsurance premiums (Exchanges - $89,850 and $$105,894)	414,010	575,747
Property and equipment, net (Exchanges - $0 and $241)	377,683	403,827
Intangible assets, net (Exchanges - $3,045 and $3,225)	340,725	365,823
Goodwill	179,328	179,328
Prepaid and other assets (Exchanges - $3,564 and $3,521)	69,092	94,642
Total assets	$10,127,894	$9,756,534

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Par Value per Share)

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense reserves (Exchanges - $205,972 and $205,786)	$2,889,098	$2,886,414
Unearned premiums and other revenue (Exchanges - $207,088 and $252,553)	2,244,624	2,312,241
Reinsurance payable (Exchanges - $59,039 and $35,689)	363,531	562,844
Accounts payable and accrued expenses (Exchanges - $10,203 and $8,497)	377,662	315,366
Debt	676,810	686,006
Other liabilities (Exchanges - $19,639 and $30,803)	360,171	376,169
Total liabilities	$6,911,896	$7,139,040
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 10,000,000 shares, issued and outstanding 2,565,120 shares - 2020 and 2019; Aggregate liquidation preference $450,000 - 2020 and 2019.	$450,000	$450,000
Common stock, $0.01 par value - authorized 150,000,000 shares, issued 114,044,126 and 113,368,811 shares - 2020 and 2019, outstanding 113,585,043 and 113,368,811 shares - 2020 and 2019.	1,140	1,134
Treasury stock, at cost - 459,083 shares - 2020	(8,482)	—
Additional paid-in capital	1,077,006	1,065,634
Accumulated other comprehensive income:
Unrealized foreign currency translation adjustment, net of tax	(443)	(202)
Unrealized gain on investments, net of tax	203,646	74,750
Total accumulated other comprehensive income	203,203	74,548
Retained earnings	1,514,296	1,058,138
Total National General Holdings Corp. stockholders’ equity	3,237,163	2,649,454
Noncontrolling interest	(21,165)	(31,960)
Total stockholders’ equity	$3,215,998	$2,617,494
Total liabilities and stockholders’ equity	$10,127,894	$9,756,534
See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net earned premium	$4,494,620	$4,118,042	$3,732,202
Ceding commission income	152,457	238,453	224,697
Service and fee income	760,374	641,965	561,583
Net investment income	118,257	141,233	119,034
Net gain (loss) on investments	26,577	13,473	(29,545)
Other income	—	26,428	—
Total revenues	5,552,285	5,179,594	4,607,971
Expenses:
Loss and loss adjustment expense	2,824,082	2,854,468	2,662,226
Acquisition costs and other underwriting expenses	990,569	827,367	735,266
General and administrative expenses	1,043,193	1,041,772	938,046
Interest expense	33,772	51,544	51,425
Total expenses	4,891,616	4,775,151	4,386,963
Income before provision for income taxes	660,669	404,443	221,008
Provision for income taxes	136,461	77,013	53,484
Net income	524,208	327,430	167,524
Net (income) loss attributable to noncontrolling interest	(10,877)	20,639	39,830
Net income attributable to NGHC	513,331	348,069	207,354
Dividends on preferred stock	(33,600)	(33,600)	(32,492)
Net income attributable to NGHC common stockholders	$479,731	$314,469	$174,862

Earnings Per Share (“EPS”) attributable to NGHC common stockholders:
Basic EPS	$4.23	$2.78	$1.62
Diluted EPS	$4.14	$2.73	$1.59

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$524,208	$327,430	$167,524

Other comprehensive income:
Foreign currency translation adjustment	(305)	18,055	(8,425)
Income tax effect	64	(3,796)	1,774
Total foreign currency translation adjustment, net of tax	(241)	14,259	(6,651)

Gross unrealized gain (loss) on investments before reclassifications	191,424	172,968	(71,936)
Income tax effect	(40,198)	(36,323)	15,107
Total change in net unrealized gain (loss) on investments, net of tax	151,226	136,645	(56,829)

Reclassification adjustments for investments gain or loss to net income:
Net realized (gain) loss on investments	(28,183)	(19,721)	18,270
Income tax effect	5,918	4,141	(3,837)
Total (gain) loss on investments reclassifications to net income, net of tax	(22,265)	(15,580)	14,433

Other comprehensive income (loss) before income tax effect	162,936	171,302	(62,091)
Income tax effect	(34,216)	(35,978)	13,044
Other comprehensive income (loss), net of tax	128,720	135,324	(49,047)
Comprehensive income	652,928	462,754	118,477
Comprehensive (income) loss attributable to noncontrolling interest	(10,942)	11,993	44,823
Comprehensive income attributable to NGHC	$641,986	$474,747	$163,300

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)

	Years Ended December 31, 2020, 2019, and 2018
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2018	$420,000	$1,067	$917,751	$(8,112)	$597,863	$24,856	$1,953,425
Cumulative-effect adjustment of change in accounting principles	—	—	—	36	8,794	—	8,830
Net income (loss)	—	—	—	—	207,354	(39,830)	167,524
Foreign currency translation adjustment, net of tax	—	—	—	(6,651)	—	—	(6,651)
Change in unrealized loss on investments, net of tax	—	—	—	(37,403)	—	(4,993)	(42,396)
Issuance of common stock	—	58	132,172	—	—	—	132,230
Issuance of preferred stock	30,000	—	(110)	—	—	—	29,890
Common stock dividends declared	—	—	—	—	(17,463)	—	(17,463)
Preferred stock dividends declared	—	—	—	—	(32,492)	—	(32,492)
Common stock issued under employee stock plans and exercises of stock options	—	4	1,974	—	—	—	1,978
Shares withheld related to net share settlement	—	—	(3,024)	—	—	—	(3,024)
Stock-based compensation	—	—	9,020	—	—	—	9,020
Balance December 31, 2018	450,000	1,129	1,057,783	(52,130)	764,056	(19,967)	2,200,871
Net income (loss)	—	—	—	—	348,069	(20,639)	327,430
Foreign currency translation adjustment, net of tax	—	—	—	14,259	—	—	14,259
Change in unrealized gain on investments, net of tax	—	—	—	112,419	—	8,646	121,065
Common stock dividends declared	—	—	—	—	(20,387)	—	(20,387)
Preferred stock dividends declared	—	—	—	—	(33,600)	—	(33,600)
Common stock issued under employee stock plans and exercises of stock options	—	5	589	—	—	—	594
Shares withheld related to net share settlement	—	—	(3,734)	—	—	—	(3,734)
Stock-based compensation	—	—	10,996	—	—	—	10,996
Balance December 31, 2019	$450,000	$1,134	$1,065,634	$74,548	$1,058,138	$(31,960)	$2,617,494

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares)

	Years Ended December 31, 2020, 2019, and 2018
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance January 1, 2020	$450,000	$1,134	$—	$1,065,634	$74,548	$1,058,138	$(31,960)	$2,617,494
Cumulative-effect adjustment of change in accounting principle, net of tax	—	—	—	—	—	(863)	(147)	(1,010)
Net income	—	—	—	—	—	513,331	10,877	524,208
Foreign currency translation adjustment, net of tax	—	—	—	—	(241)	—	—	(241)
Change in unrealized gain on investments, net of tax	—	—	—	—	128,896	—	65	128,961
Common stock repurchased	—	—	(8,482)	—	—	—	—	(8,482)
Common stock dividends declared	—	—	—	—	—	(22,710)	—	(22,710)
Preferred stock dividends declared	—	—	—	—	—	(33,600)	—	(33,600)
Common stock issued under employee stock plans and exercises of stock options	—	6	—	2,629	—	—	—	2,635
Shares withheld related to net share settlement	—	—	—	(3,678)	—	—	—	(3,678)
Stock-based compensation	—	—	—	12,421	—	—	—	12,421
Balance December 31, 2020	$450,000	$1,140	$(8,482)	$1,077,006	$203,203	$1,514,296	$(21,165)	$3,215,998

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$524,208	$327,430	$167,524
Adjustments to reconcile net income to cash provided by operating activities:
Net (gain) loss on investments and gain on sale of a business	(26,577)	(39,901)	29,545
Credit loss expense	94,667	88,247	74,214
Depreciation and amortization	80,694	96,279	86,346
Stock-based compensation expense	12,421	10,996	9,020
Other, net	22,517	3,644	11,685
Changes in assets and liabilities:
Accrued investment income	3,123	(5,553)	(7,568)
Premiums and other receivables	(212,556)	(112,627)	(168,445)
Deferred acquisition costs	(22,382)	(15,055)	(38,713)
Reinsurance recoverable	174,569	194,648	(318,344)
Prepaid reinsurance premiums	161,737	93,257	(148,552)
Prepaid expenses and other assets	25,818	58,086	(17,785)
Unpaid loss and loss adjustment expense reserves	2,685	(62,965)	302,730
Unearned premiums and other revenue	(67,617)	(21,474)	265,102
Reinsurance payable	(199,314)	(42,355)	259,699
Accounts payable and accrued expenses	69,649	(7,983)	98,276
Other liabilities	(43,572)	(43,063)	(6,601)
Net cash provided by operating activities	600,070	521,611	598,133
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(1,002,485)	(2,140,359)	(1,802,668)
Short-term investments	(1,959,084)	(2,773,361)	(2,919,422)
Other investments	(2,579)	(5,848)	(39,019)
Property and equipment	(39,974)	(91,664)	(102,390)
Proceeds from:
Sale of debt securities, available-for-sale	509,902	974,474	1,010,339
Maturity of debt securities, available-for-sale	645,401	347,948	314,685
Sale of short-term investments	1,838,450	3,066,577	2,610,788
Sale and return of other investments	25,257	16,733	150,366
Sale of a business, net of cash and cash equivalents sold	—	92,290	—
Other investing activities	(700)	14,959	(13,453)
Net cash provided by (used in) investing activities	$14,188	$(498,251)	$(790,774)

See accompanying notes to consolidated financial statements.

NATIONAL GENERAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Common stock repurchased	$(8,482)	$—	$—
Payments of debt issuance costs	—	(1,134)	—
Repayments of debt and principal payments under capital leases obligations	(13,130)	(32,306)	(39,000)
Issuance of common stock, net (fees $0 - 2020, $0 - 2019, and $5,770 - 2018)	—	—	132,230
Issuance of preferred stock, net (fees $0 - 2020, $0 - 2019, and $110 - 2018)	—	—	29,890
Issuance of common stock — employee share options	2,635	594	1,978
Taxes paid related to net share settlement of equity awards	(3,678)	(3,734)	(3,024)
Dividends paid to common shareholders	(22,699)	(19,239)	(17,111)
Dividends paid to preferred shareholders	(33,600)	(33,542)	(31,500)
Net cash (used in) provided by financing activities	(78,954)	(89,361)	73,463
Effect of exchange rate changes on cash and cash equivalents	—	(3,119)	(4,723)
Net increase (decrease) in cash, cash equivalents, and restricted cash	535,304	(69,120)	(123,901)
Cash, cash equivalents, and restricted cash at beginning of the year	164,463	233,583	357,484
Cash, cash equivalents, and restricted cash at end of the year	$699,767	$164,463	$233,583

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$109,936	$38,723	$26,763
Cash paid for interest	38,208	42,159	44,884
Supplemental disclosures of non-cash financing activities:
Accrued common stock dividends	$5,679	$5,669	$4,518
Accrued preferred stock dividends	8,925	8,925	8,867

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

Effective January 4, 2021, the Company was acquired by The Allstate Corporation (“Allstate”) pursuant to the Agreement and Plan of Merger (“Merger”), dated as of July 7, 2020, by and among the Company, Allstate, and Bluebird Acquisition Corp., an indirect wholly owned subsidiary of Allstate. See Note 22, “Subsequent Events” for additional information.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic outbreak has caused an economic downturn on a global scale. As of December 31, 2020, the Company did not experience a material adverse impact due to COVID-19.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIE”) of which the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Other Significant Accounting Policies

Premiums and Other Receivables

The Company recognizes earned premium on a pro rata basis over the terms of the policies, generally periods of six or twelve months. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies. Net premiums receivable represent premiums written and not yet collected, net of an allowance for uncollectible premiums. The Company regularly evaluates premiums and other receivables and adjusts its allowance for uncollectible amounts as appropriate. Receivables specifically identified as uncollectible are charged to expense in the period the determination is made. Premium refunds are recorded as an offset against gross premium written.

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

Deferred Acquisition Costs

Deferred acquisition costs include commissions, premium taxes, payments to affinity partners, and other direct sales costs that are directly related to successful acquisition of insurance policies. These costs, net of ceding allowances, are deferred and amortized to the extent recoverable, over the policy period in which the related premiums are earned and/or over the expected life of the policy as applicable to A&H. Anticipated investment income is considered in determining the recoverability of these costs. Management believes that these costs are recoverable.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value of loss and LAE reserves starting with the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk-free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded as either an intangible asset (net loss reserve discount) or another liability (net loss reserve plus a risk premium), as applicable and is amortized proportionately to the reduction in the related loss reserves (e.g., over the estimated payout period of the acquired loss and LAE reserves). The Company assigns fair values to intangible assets acquired based on valuation techniques including the income and market approaches. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The purchase price is the fair value of the total consideration conveyed to the seller and we record the excess (deficiency) of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill or bargain purchase gain. The Company expenses costs associated with the acquisition of a business in the period incurred.

Goodwill and Intangible Assets

A purchase price paid that is in excess of net assets, i.e., goodwill, arising from a business combination is recorded as an asset and is not amortized. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in general and administrative expenses in the consolidated statements of income.

Intangible assets that have finite lives, including but not limited to, agent and customer relationships and trademarks, are amortized over the estimated useful life of the asset. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. Generally intangible assets with finite lives are only tested for impairment if indicators of impairment, i.e, triggers, are identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.

Investments

The Company has classified its debt securities as available for sale measured at fair value with unrealized gains and losses reported as a separate component of comprehensive income. Equity investments (except those accounted for under the equity method, and those that result in consolidation of the investee and certain other investments) are measured at fair value with all gains and losses reported in net income. The Company may sell its available-for-sale and equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Available-for-sale and equity securities are reported at their estimated fair values based on quoted market prices or recognized pricing services.

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

As of December 31, 2020, and 2019, the Company had the following major types of investments:

(i)Debt securities are classified as available-for-sale and are carried at fair value. Unrealized gains or losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income.
(ii)Mortgage and structured securities are carried at fair value. The Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic lives of the securities. The effective yield reflects actual payments to date plus anticipated future payments. These investments are recorded as debt securities, available-for-sale in the consolidated balance sheets.
(iii)Short-term investments are carried at amortized cost, which approximates fair value, and includes investments with maturities between 91 days and less than one year at the date of acquisition. Income from short-term investments is reported within net investment income.
(iv)Other investments consisted of equity method investments, in which the company has the power to influence the operating or financial decisions but does not require consolidation; common stock carried at fair value (equity securities); notes receivable; long-term certificates of deposits; and other instruments carried at fair value and at cost or amortized cost. Income from other investments is reported within net investment income. Gains or losses on equity securities are reported within net gain (loss) on investments.

Beginning on January 1, 2020, credit losses on available-for-sale debt securities are recognized through an allowance account. The Company reports accrued investment income separately from debt securities in the Consolidated Balance Sheets, and has elected not to measure an allowance for credit losses. Accrued investment income is written-off by reversing interest income through net investment income at the time the issuer of the bond defaults or is expected to default on payments. Uncollectible debt securities are written-off to net gain (loss) on investments when the Company determines that no additional payments of principal or interest will be received.

Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of debt securities investments is more subjective when markets are less liquid due to lack of market-based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur. Fair values of other financial instruments which are short-term in nature approximate their carrying values.

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

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings and improvements	30 years
Leasehold improvements	Remaining lease term
Other equipment	3 to 20 years
Hardware and software	3 to 5 years

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

The Company consolidates the Reciprocal Exchanges as it has determined that these are VIEs of which the Company is the primary beneficiary. The Company manages the business operations of the Reciprocal Exchanges and has the ability to direct their activities. The Company receives a management fee for the services provided to the Reciprocal Exchanges. The Reciprocal Exchanges are insurance carriers organized as unincorporated associations. In the event of dissolution, policyholders would share any residual unassigned surplus in the same proportion as the amount of insurance purchased but are not subject to assessment for any deficit in unassigned surplus of the

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Reciprocal Exchanges. The assets of the Reciprocal Exchanges can be used only to settle the obligations of the Reciprocal Exchanges and general creditors to their liabilities have no recourse to the Company as primary beneficiary. The results of operations of the Reciprocal Exchanges and the management companies are included in the Company’s P&C segment.

Noncontrolling Interest

Non-redeemable noncontrolling interest is the portion of equity (net assets) not attributable, directly or indirectly, to a parent. The Company has no ownership interest in the Reciprocal Exchanges. Therefore, the difference between the value of their assets and liabilities represent the value of the noncontrolling interest.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and premiums and other receivables. Investments are diversified through many industries and geographic regions through the use of an investment manager who employs different investment strategies. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2020 and 2019, the outstanding premiums and other receivables balance was generally diversified due to the Company’s diversified customer base. To reduce credit risk, the Company performs ongoing evaluations for uncollectible amounts. The Company also has receivables from its reinsurers. See Note 10, “Reinsurance” for additional information about concentration of credit risk. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for uncollectible accounts, if deemed necessary.

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

The Company also collects service fees in the following forms:

(i) Commission and general agent fees by selling policies issued by third-party insurance companies. The Company does not bear insurance underwriting risk with respect to these policies. Commission income and general

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
agent fees are recognized, net of an allowance for estimated policy cancellations, at the time when the policy is sold. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.

(ii) Group health administrative fees by performing enrollment and claims services for self-funded employer plans. The Company does not bear insurance underwriting risk in these administrative activities. Group health administrative fees are recognized pro-rata over the term of the administrative contract with the employer, which generally covers twelve months.

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
The Company adopted ASU 2016-13 using the modified retrospective approach and recorded a cumulative-effect adjustment, net of tax of $(863) and $(147) to the opening balance of retained earnings and non-controlling interest, respectively. The Company also increased the allowance for premiums receivable, reinsurance recoverable and deferred taxes by the same cumulative amount.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Recent Accounting Standards, Not Yet Adopted

Standard	Description	Effective Date	Effect on the Company
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.	This standard simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things.	January 1, 2021	The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
3. Allowance for Expected Credit Losses

Premiums and Other Receivables

The following tables present the balances of premiums and other receivables, net of the allowance for expected credit losses, as of January 1, 2020, and December 31, 2020, and changes in the allowance for expected credit losses for the year ended December 31, 2020.

	Year Ended December 31, 2020
	Premiums and Other Receivables, Net	Allowance for Expected Credit Losses
Balance, beginning of the year	$1,428,948	$24,067
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		762
Current period provision for expected credit losses (1)		94,374
Write-offs of uncollectible premiums and other receivables		(96,422)
Balance, end of the year	$1,545,380	$22,781
(1) Current period charges for expected losses are recorded in general and administrative expenses.

Reinsurance Recoverable

The following tables present the balances of reinsurance recoverable, net of the allowance for estimated uncollectible reinsurance, as of January 1, 2020, and December 31, 2020, and changes in the allowance for estimated uncollectible reinsurance for the year ended December 31, 2020.

	Year Ended December 31, 2020
	Reinsurance Recoverable, Net	Allowance for Expected Credit Losses
Balance, beginning of the year	$1,394,308	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		517
Current period provision for expected credit losses		293
Balance, end of the year	$1,218,930	$810

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
4. Investments

(a) Debt Securities, Available-For-Sale

The following tables summarize the unrealized positions for available-for-sale debt securities, disaggregated by major security type.

	Amortized	Allowance for	Gross Unrealized		Fair
December 31, 2020	Cost	Credit Losses (1)	Gains	Losses	Value
U.S. Treasury	$51,749	$—	$3,199	$—	$54,948
Federal agencies	258	—	3	—	261
States and political subdivision bonds	304,687	—	17,758	(4)	322,441
Foreign government	1,764	—	119	—	1,883
Corporate bonds	1,992,193	—	141,234	(126)	2,133,301
Residential mortgage-backed securities	1,064,041	—	42,597	(222)	1,106,416
Commercial mortgage-backed securities	596,408	—	58,476	(252)	654,632
Asset-backed securities	27,988	—	1,140	(236)	28,892
Structured securities	195,125	—	1,009	(1,778)	194,356
Total	$4,234,213	$—	$265,535	$(2,618)	$4,497,130
NGHC	$3,929,138	$—	$260,138	$(2,361)	$4,186,915
Reciprocal Exchanges	305,075	—	5,397	(257)	310,215
Total	$4,234,213	$—	$265,535	$(2,618)	$4,497,130
(1) Represents the amount of impairment that has resulted from credit-related factors recorded in net gain (loss) on investments.

	Amortized	Gross Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
U.S. Treasury	$65,037	$1,992	$(23)	$67,006
Federal agencies	3,907	8	—	3,915
States and political subdivision bonds	298,345	4,778	(1,441)	301,682
Foreign government	1,762	40	—	1,802
Corporate bonds	1,859,736	59,184	(2,357)	1,916,563
Residential mortgage-backed securities	1,265,830	15,747	(4,117)	1,277,460
Commercial mortgage-backed securities	585,044	27,261	(112)	612,193
Asset-backed securities	74,465	1,194	(48)	75,611
Structured securities	222,565	226	(2,665)	220,126
Total	$4,376,691	$110,430	$(10,763)	$4,476,358
NGHC	$4,057,501	$104,951	$(10,343)	$4,152,109
Reciprocal Exchanges	319,190	5,479	(420)	324,249
Total	$4,376,691	$110,430	$(10,763)	$4,476,358

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The amortized cost and fair value of available-for-sale debt securities held as of December 31, 2020, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	NGHC		Reciprocal Exchanges		Total
December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$61,921	$62,731	$—	$—	$61,921	$62,731
Due after one year through five years	1,006,518	1,075,299	69,060	71,231	1,075,578	1,146,530
Due after five years through ten years	1,050,331	1,127,435	65,495	67,259	1,115,826	1,194,694
Due after ten years	270,237	280,867	22,214	22,368	292,451	303,235
Mortgage-backed securities	1,540,131	1,640,583	148,306	149,357	1,688,437	1,789,940
Total	$3,929,138	$4,186,915	$305,075	$310,215	$4,234,213	$4,497,130

(b) Gross Unrealized Losses

The tables below summarize the gross unrealized losses on debt securities classified as available-for-sale, by length of time the security has continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivision bonds	$1,111	$(4)	$—	$—	$1,111	$(4)
Corporate bonds	29,161	(126)	—	—	29,161	(126)
Residential mortgage-backed securities	58,742	(222)	—	—	58,742	(222)
Commercial mortgage-backed securities	40,891	(252)	—	—	40,891	(252)
Asset-backed securities	5,041	(228)	151	(8)	5,192	(236)
Structured securities	60,359	(514)	43,906	(1,264)	104,265	(1,778)
Total	$195,305	$(1,346)	$44,057	$(1,272)	$239,362	$(2,618)
NGHC	$137,628	$(1,135)	$40,103	$(1,226)	$177,731	$(2,361)
Reciprocal Exchanges	57,677	(211)	3,954	(46)	61,631	(257)
Total	$195,305	$(1,346)	$44,057	$(1,272)	$239,362	$(2,618)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,903	$(23)	$500	$—	$20,403	$(23)
States and political subdivision bonds	106,103	(1,415)	2,580	(26)	108,683	(1,441)
Corporate bonds	586,817	(2,253)	5,976	(104)	592,793	(2,357)
Residential mortgage-backed securities	410,484	(4,074)	3,983	(43)	414,467	(4,117)
Commercial mortgage-backed securities	18,250	(105)	748	(7)	18,998	(112)
Asset-backed securities	5,406	(29)	920	(19)	6,326	(48)
Structured securities	40,979	(94)	109,880	(2,571)	150,859	(2,665)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)
NGHC	$1,104,244	$(7,654)	$117,681	$(2,689)	$1,221,925	$(10,343)
Reciprocal Exchanges	83,698	(339)	6,906	(81)	90,604	(420)
Total	$1,187,942	$(7,993)	$124,587	$(2,770)	$1,312,529	$(10,763)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s debt securities portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. There were 134 and 1,337 individual security lots at December 31, 2020, and 2019, respectively, that accounted for the gross unrealized loss. As of December 31, 2020, and 2019, the unrealized losses for those securities in unrealized loss positions for a period of twelve or more consecutive months were not greater than or equal to 25% of their amortized cost. The Company did not have a credit allowance as of December 31, 2020, as the previously recorded allowance was reduced to $0 due to a combination of market movements and sales. Some of the factors considered in assessing credit loss and impairment of fixed maturities due to credit-related factors include: (1) the magnitude of the unrealized loss in relation to the amortized cost; (2) the credit rating of the issuing entity and market or issuer events that could impact the issuer’s ability to repay the debt security; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value.

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

(c) Net Investment Income

The components of net investment income consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Cash and short-term investments	$542	$4,075	$1,659
Debt securities, available-for-sale	119,873	124,379	107,077
Other, net (related parties - $(2,230), $7,718 and $4,876)	2,728	17,353	14,597
Investment income	123,143	145,807	123,333
Investment expenses	(4,886)	(4,574)	(4,299)
Net investment income	$118,257	$141,233	$119,034
NGHC	$111,001	$132,595	$110,159
Reciprocal Exchanges	7,256	8,638	8,875
Net investment income	$118,257	$141,233	$119,034

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
(d) Net Gain (Loss) on Investments

The table below indicates realized gains and losses on investments. Purchases and sales of investments are recorded on a trade date basis. Realized gains and losses are determined based on the specific identification method.

	Year Ended December 31,
	2020	2019	2018
Debt securities, available-for-sale:
Gross gains	$29,666	$23,178	$4,590
Gross losses	(1,483)	(3,457)	(22,860)
Net realized gain (loss) on debt securities, available-for-sale	28,183	19,721	(18,270)
Other, net (1)	(1,606)	(6,248)	(11,275)
Net realized gain (loss) on investments	$26,577	$13,473	$(29,545)
NGHC	$14,145	$13,603	$(26,179)
Reciprocal Exchanges	12,432	(130)	(3,366)
Net realized gain (loss) on investments	$26,577	$13,473	$(29,545)
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

	NGHC			Reciprocal Exchanges
December 31, 2020	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$37,307	$40,213	1.0%	$14,441	$14,734	4.7%
AAA	523,929	568,028	13.6%	28,232	28,496	9.2%
AA, AA+, AA-	1,428,942	1,507,760	36.0%	150,794	152,059	49.0%
A, A+, A-	1,106,964	1,167,933	27.9%	42,283	43,605	14.1%
BBB, BBB+, BBB-	818,523	888,515	21.2%	69,325	71,321	23.0%
BB+ and lower	13,473	14,466	0.3%	—	—	—%
Total	$3,929,138	$4,186,915	100.0%	$305,075	$310,215	100.0%

	NGHC			Reciprocal Exchanges
December 31, 2019	Amortized Cost	Fair Value	Percentage	Amortized Cost	Fair Value	Percentage
U.S. Treasury	$52,108	$53,599	1.3%	$12,929	$13,407	4.1%
AAA	515,869	537,508	12.9%	20,947	21,555	6.6%
AA, AA+, AA-	1,677,787	1,697,220	40.9%	120,113	121,720	37.5%
A, A+, A-	954,312	976,468	23.5%	116,747	119,041	36.7%
BBB, BBB+, BBB-	795,594	823,239	19.8%	48,021	48,093	14.8%
BB+ and lower	61,831	64,075	1.6%	433	433	0.3%
Total	$4,057,501	$4,152,109	100.0%	$319,190	$324,249	100.0%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The tables below summarize the investment quality of the corporate bond holdings and industry concentrations.

December 31, 2020	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	2.3%	24.1%	14.1%	—%	$863,046	40.5%
Industrials	0.3%	3.2%	25.5%	27.6%	0.1%	1,208,646	56.7%
Utilities/Other	—%	—%	1.6%	1.2%	—%	61,609	2.8%
Total	0.3%	5.5%	51.2%	42.9%	0.1%	$2,133,301	100.0%
NGHC	0.3%	5.5%	49.2%	39.5%	0.1%	$2,018,325	94.6%
Reciprocal Exchanges	—%	—%	2.0%	3.4%	—%	114,976	5.4%
Total	0.3%	5.5%	51.2%	42.9%	0.1%	$2,133,301	100.0%

December 31, 2019	AAA	AA+, AA, AA-	A+,A,A-	BBB+, BBB, BBB-	BB+ or Lower	Fair Value	% of Corporate Bonds Portfolio
Financial Institutions	—%	3.6%	25.0%	12.1%	0.3%	$785,910	41.0%
Industrials	0.7%	2.7%	24.1%	29.0%	0.1%	1,083,959	56.6%
Utilities/Other	—%	—%	1.0%	1.4%	—%	46,694	2.4%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%
NGHC	0.3%	5.1%	44.0%	40.0%	0.4%	$1,720,962	89.8%
Reciprocal Exchanges	0.4%	1.2%	6.1%	2.5%	—%	195,601	10.2%
Total	0.7%	6.3%	50.1%	42.5%	0.4%	$1,916,563	100.0%

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

Cash, cash equivalents, and restricted cash are as follows:

	December 31,
	2020	2019
Cash and cash equivalents	$662,772	$135,942
Restricted cash and cash equivalents	36,995	28,521
Total cash, cash equivalents and restricted cash	$699,767	$164,463

Restricted investments are as follows:

	December 31,
	2020	2019
Securities on deposit with state regulatory authorities	$83,764	$74,061
Restricted investments to trusts in certain reinsurance transactions	26,650	49,502
Total restricted investments	$110,414	$123,563

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
(g) Other Investments

The table below summarizes the composition of other investments:

	December 31,
	2020	2019
Equity method investments (related parties - $101,143 and $109,612)	$136,201	$143,511
Notes receivable (related parties - $130,784 and $129,229) (1)	130,824	129,299
Long-term Certificates of Deposit (CDs), at cost	134	20,150
Investments, at fair value	5,936	9,365
Investments, at cost or amortized cost	7,960	8,962
Total	$281,055	$311,287
(1) See Note 16, “Related Party Transactions” for additional information.

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

Equity Method Investments - Related Parties

A person, who was a significant shareholder of the Company prior to the Merger, also has an ownership interest in AmTrust Financial Services, Inc. (“AmTrust”) and ACP Re Holdings LLC. (“ACP Re”). Accordingly, as of December 31, 2020, AmTrust and ACP Re were related entities of the Company.

Limited Liability Companies and Limited Partnerships

The Company holds a variable interest in the following entities but is not the primary beneficiary of such VIE’s. The Company accounts for these entities using the equity method of accounting. The Company believes its exposure to risk associated with these investments is generally limited to the investment carrying amounts.

LSC Entity

The Company has a 50% ownership interest in an entity (the “LSC Entity”) initially formed to acquire life settlement contracts, with AmTrust owning the remaining 50%. The LSC Entity used the contributed capital to pay premiums and purchase policies. A life settlement contract is a contract between the owner of a life insurance policy and a third party who obtains the ownership and beneficiary rights of the underlying life insurance policy. The LSC Entity has a 30% noncontrolling equity interest in a limited partnership managed by a third party. As of December 31, 2020, the LSC Entity directly held one life settlement contract. The life settlement contract is accounted for using the fair value method.

The Company’s equity interest in the LSC Entity as of December 31, 2020, 2019, and 2018, was $44,847, $49,477 and $48,324, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded equity in earnings (losses) from the LSC Entity of $(5,630), $3,395 and $4,276, respectively, made contributions of $1,000, $258 and $2,000, respectively, and received distributions of $0, $2,500 and $118,635, respectively.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The Company’s equity interest in 800 Superior, LLC as of December 31, 2020 and 2019, was $9,559 and $9,365, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded equity in earnings (losses) from 800 Superior, LLC of $194, $1,953 and $(531), respectively, and made contributions of $0, $2,287 and $0, respectively. Additionally, the Company has a lease agreement with 800 Superior, LLC. The Company paid 800 Superior, LLC $3,045, $2,967 and $2,889 in rent for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company’s equity interest in North Dearborn as of December 31, 2020 and 2019, was $5,744 and $5,317, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded equity in earnings (losses) from North Dearborn of $967, $(357) and $(243), respectively, and received distributions of $540, $540 and $1,125, respectively.

4455 LBJ Freeway, LLC

The Company holds an investment in 4455 LBJ Freeway, LLC, a limited liability company that owns an office building in Dallas, Texas, with AmTrust. AmTrust has been appointed managing member of 4455 LBJ Freeway, LLC. The Company and AmTrust each have a 50% ownership interest in 4455 LBJ Freeway, LLC.

The Company’s equity interest in 4455 LBJ Freeway, LLC as of December 31, 2020, and 2019, was $1,677 and $1,074, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded equity in earnings from 4455 LBJ Freeway, LLC of $603, $281 and $53, respectively. Additionally, the Company has a lease agreement with 4455 LBJ Freeway, LLC. The Company paid 4455 LBJ Freeway, LLC $2,482, $2,422 and $2,225 in rent for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company’s equity interest in Illinois Center as of December 31, 2020, and 2019, was $39,316 and $44,379, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded equity in losses from Illinois Center of $(3,188), $(2,321) and $(3,390), made contributions of $0, $1,125 and $2,250, and received distributions of $1,875, $0 and $0, respectively.

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

The following describes the valuation techniques used by the Company to determine the fair value measurements on a recurring basis of financial instruments held as of December 31, 2020 and 2019. The Company utilizes a pricing service (“pricing service”) to estimate fair value measurements for all its debt and equity securities.

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

Assets measured at fair value on a recurring basis are as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt securities, available-for-sale:
U.S. Treasury	$54,948	$—	$—	$54,948
Federal agencies	261	—	—	261
States and political subdivision bonds	—	319,921	2,520	322,441
Foreign government	—	1,883	—	1,883
Corporate bonds	—	2,130,977	2,324	2,133,301
Residential mortgage-backed securities	—	1,106,416	—	1,106,416
Commercial mortgage-backed securities	—	654,632	—	654,632
Asset-backed securities	—	28,892	—	28,892
Structured securities	—	194,356	—	194,356
Total debt securities, available-for-sale	55,209	4,437,077	4,844	4,497,130
Short-term investments	171,086	20,000	—	191,086
Other investments	2,907	—	3,029	5,936
Total	$229,202	$4,457,077	$7,873	$4,694,152
NGHC	$187,582	$4,161,595	$7,873	$4,357,050
Reciprocal Exchanges	41,620	295,482	—	337,102
Total	$229,202	$4,457,077	$7,873	$4,694,152

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Debt securities, available-for-sale:
U.S. Treasury	$67,006	$—	$—	$67,006
Federal agencies	3,915	—	—	3,915
States and political subdivision bonds	—	298,582	3,100	301,682
Foreign government	—	1,802	—	1,802
Corporate bonds	—	1,908,235	8,328	1,916,563
Residential mortgage-backed securities	—	1,277,460	—	1,277,460
Commercial mortgage-backed securities	—	612,193	—	612,193
Asset-backed securities	—	75,611	—	75,611
Structured securities	—	220,126	—	220,126
Total debt securities, available-for-sale:	70,921	4,394,009	11,428	4,476,358
Short-term investments	59,953	7,400	—	67,353
Other investments	4,881	—	4,484	9,365
Total	$135,755	$4,401,409	$15,912	$4,553,076
NGHC	$116,602	$4,091,068	$15,912	$4,223,582
Reciprocal Exchanges	19,153	310,341	—	329,494
Total	$135,755	$4,401,409	$15,912	$4,553,076

During the years ended December 31, 2020, and 2019, there were no transfers between Level 2 and Level 3.

The following tables provide a reconciliation of recurring fair value measurements of the Level 3 financial assets:

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2020	$3,100	$8,328	$4,484	$15,912
Total gains (losses) for the period:
Included in net income	—	—	(531)	(531)
Included in other comprehensive income	(580)	(6,004)	—	(6,584)
Sales	—	—	(924)	(924)
Balance as of December 31, 2020	$2,520	$2,324	$3,029	$7,873
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period			$(531)	$(531)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(580)	$(6,004)		$(6,584)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	States and political subdivision bonds	Corporate bonds	Other investments	Total
Balance as of January 1, 2019	$3,596	$11,767	$7,593	$22,956
Total gains (losses) for the period:
Included in net income	—	—	(1,851)	(1,851)
Included in other comprehensive income	(496)	(3,439)	—	(3,935)
Sales	—	—	(1,258)	(1,258)
Balance as of December 31, 2019	$3,100	$8,328	$4,484	$15,912
Change in unrealized gains (losses) for the period included in net income for assets held at the end of the reporting period			$(1,851)	$(1,851)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at the end of the reporting period	$(496)	$(3,439)		$(3,935)

At December 31, 2020, and 2019, the carrying values of the Company’s cash and cash equivalents, premiums and other receivables, and accounts payable approximate the fair value given their short-term nature and were classified as Level 1. Other than goodwill, the Company did not measure any assets or liabilities at fair value on a nonrecurring basis at December 31, 2020, and 2019. Goodwill is classified as Level 3 in the fair value hierarchy. See Note 8, “Goodwill and Intangible Assets” for additional information on how the Company tested goodwill for impairment.

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

The following table presents the carrying amount and estimated fair value of debt not carried at fair value, excluding finance lease and other liabilities, as well as the input level used to determine the fair value:

		December 31, 2020		December 31, 2019
	Input Level	Carrying amount	Fair value	Carrying amount	Fair value
7.625% Notes	Level 2	$97,015	$101,400	$96,928	$103,560
6.75% Notes	Level 3	347,743	386,275	347,091	371,366
Subordinated Debentures	Level 3	72,168	72,139	72,168	72,103
2019 Credit Agreement	Level 3	140,000	144,063	140,000	148,272

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
6. Deferred Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized:

	Year Ended December 31,
	2020			2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Balance, beginning of the year	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408	$198,283	$18,106	$216,389
Additions	633,775	24,420	658,195	552,921	39,491	592,412	522,914	22,898	545,812
Amortization	(613,905)	(21,908)	(635,813)	(539,816)	(37,541)	(577,357)	(495,009)	(15,784)	(510,793)
Disposition	—	—	—	—	(2,940)	(2,940)	—	—	—
Change in DAC	19,870	2,512	22,382	13,105	(990)	12,115	27,905	7,114	35,019
End of the year	$259,163	$26,742	$285,905	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408
NGHC	$239,963	$26,742	$266,705	$215,986	$24,230	$240,216	$206,181	$25,220	$231,401
Reciprocal Exchanges	19,200	—	19,200	23,307	—	23,307	20,007	—	20,007
Balance, end of the year	$259,163	$26,742	$285,905	$239,293	$24,230	$263,523	$226,188	$25,220	$251,408

7. Property and Equipment

The composition of property and equipment consisted of the following:

	December 31,
	2020			2019
	Cost	Accumulated Depreciation	Net Value	Cost	Accumulated Depreciation	Net Value
Land	$5,788	$—	$5,788	$5,788	$—	$5,788
Buildings	26,245	(3,416)	22,829	24,997	(2,669)	22,328
Leasehold improvements	39,591	(17,305)	22,286	34,238	(12,372)	21,866
Other equipment	26,909	(3,916)	22,993	24,627	(3,044)	21,583
Hardware and software	417,970	(241,420)	176,550	387,618	(196,294)	191,324
Finance lease right-of-use assets	38,867	(22,631)	16,236	37,515	(16,511)	21,004
Operating lease right-of-use assets	111,001	—	111,001	119,934	—	119,934
Total	$666,371	$(288,688)	$377,683	$634,717	$(230,890)	$403,827
NGHC	$657,312	$(279,629)	$377,683	$625,658	$(222,072)	$403,586
Reciprocal Exchanges	9,059	(9,059)	—	9,059	(8,818)	241
Total	$666,371	$(288,688)	$377,683	$634,717	$(230,890)	$403,827

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2020, 2019, and 2018, was $59,926, $61,965 and $55,928, respectively.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating segment may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair values of the Company’s operating subsidiary with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of impairment. As of December 31, 2020, there were no circumstances that indicate that the carrying amount of goodwill and intangible assets deemed to have an indefinite useful life may not be recoverable.

The composition of intangible assets and loss reserve premium consisted of the following:

December 31, 2020	Gross Balance	Accumulated Amortization	Net Value	Weighted-average amortization period
Agent/Customer relationships	$175,352	$(90,986)	$84,366	6.7 years
Renewal rights	33,565	(29,351)	4,214	0.7 years
Other intangibles	47,711	(33,491)	14,220	2.9 years
Total intangible assets subject to amortization	256,628	(153,828)	102,800	5.2 years
Management contracts	118,600	—	118,600	indefinite life
State licenses	89,325	—	89,325	indefinite life
Trademarks	30,000	—	30,000	indefinite life
Total intangible assets	$494,553	$(153,828)	$340,725
NGHC	$490,653	$(152,973)	$337,680
Reciprocal Exchanges	3,900	(855)	3,045
Total intangible assets	$494,553	$(153,828)	$340,725

Net loss reserve plus a risk premium (1)	$(17,266)	$14,977	$(2,289)	0.8 years
Total	$(17,266)	$14,977	$(2,289)
NGHC	$(13,253)	$10,998	$(2,255)
Reciprocal Exchanges	(4,013)	3,979	(34)
Total	$(17,266)	$14,977	$(2,289)

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

December 31, 2019	Gross Balance	Accumulated Amortization	Net Value
Agent/Customer relationships	$175,157	$(76,156)	$99,001
Renewal rights	48,566	(41,257)	7,309
Other intangibles	49,511	(27,923)	21,588
Total intangible assets subject to amortization	273,234	(145,336)	127,898
Management contracts	118,600	—	118,600
State licenses	89,325	—	89,325
Trademarks	30,000	—	30,000
Total intangible assets	$511,159	$(145,336)	$365,823
NGHC	$507,259	$(144,661)	$362,598
Reciprocal Exchanges	3,900	(675)	3,225
Total intangible assets	$511,159	$(145,336)	$365,823

Net loss reserve plus a risk premium (1)	$(17,266)	$9,947	$(7,319)
Total	$(17,266)	$9,947	$(7,319)
NGHC	$(13,253)	$6,017	$(7,236)
Reciprocal Exchanges	(4,013)	3,930	(83)
Total	$(17,266)	$9,947	$(7,319)
(1) Net loss reserve plus a risk premium is recorded as a liability.

Intangible assets amortization expense consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Amortization	$25,798	$39,024	$31,999
Amortization of loss reserve premium	(5,030)	(4,288)	(632)
Total	$20,768	$34,736	$31,367
NGHC	$20,637	$34,665	$31,323
Reciprocal Exchanges	131	71	44
Total	$20,768	$34,736	$31,367

The estimated aggregate amortization expense for each of the next five years and thereafter is:

Year ending	NGHC	Reciprocal Exchanges	Total
2021	$16,609	$23	$16,632
2022	14,657	(9)	14,648
2023	12,386	(3)	12,383
2024	11,452	—	11,452
2025	10,989	—	10,989
Thereafter	34,407	—	34,407
Total	$100,500	$11	$100,511

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

The following tables present a reconciliation of beginning and ending balances for unpaid losses and LAE:

	Year Ended December 31, 2020
	Property and Casualty	Accident and Health	NGHC	Reciprocal Exchanges	Total
Gross balance at beginning of the year	$2,528,754	$151,874	$2,680,628	$205,786	$2,886,414
Less: Reinsurance recoverable at beginning of the year	(1,016,368)	(11,266)	(1,027,634)	(84,174)	(1,111,808)
Net balance at beginning of the year	1,512,386	140,608	1,652,994	121,612	1,774,606
Incurred losses and LAE related to:
Current year	2,323,797	342,714	2,666,511	153,380	2,819,891
Prior year	27,042	(23,821)	3,221	970	4,191
Total incurred	2,350,839	318,893	2,669,732	154,350	2,824,082
Paid losses and LAE related to:
Current year	(1,432,498)	(209,319)	(1,641,817)	(94,287)	(1,736,104)
Prior year	(827,745)	(90,952)	(918,697)	(53,317)	(972,014)
Total paid	(2,260,243)	(300,271)	(2,560,514)	(147,604)	(2,708,118)
Net balance at end of the year	1,602,982	159,230	1,762,212	128,358	1,890,570
Plus: Reinsurance recoverable at end of the year	899,217	21,697	920,914	77,614	998,528
Gross balance at end of the year	$2,502,199	$180,927	$2,683,126	$205,972	$2,889,098

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

Gross unpaid losses and loss adjustment expense reserves at December 31, 2019, decreased by $70,745 from December 31, 2018, primarily reflecting lower reserves from catastrophic events.

Prior Year Loss Development, Net of Reinsurance

Prior year loss development is based upon numerous estimates by line of business and accident year. No additional premiums or return premiums have been accrued as a result of the prior year effects.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
2020. Loss and LAE for the year ended December 31, 2020, included $4,191 of unfavorable loss development on prior accident year loss and LAE reserves. The $28,012 of unfavorable loss development in the property and casualty segment (including $970 of unfavorable loss development for the Reciprocal Exchanges) was primarily driven by adverse development in the small business auto product line, while the $23,821 of favorable loss development in the accident and health segment was primarily driven by lower than expected loss ratios in the group segment. The changes in our estimates of ultimate claims costs was the result of ongoing analysis of loss emergence.

2019. Loss and LAE for the year ended December 31, 2019, included $5,164 of unfavorable loss development on prior accident year loss and LAE reserves. The $50,520 of unfavorable loss development in the property and casualty segment (including $3,897 of unfavorable loss development for the Reciprocal Exchanges), was primarily driven by adverse development in the small business auto product line, while the $45,356 of favorable loss development in the accident and health segment was primarily driven by overall improvement in loss ratio estimates.

2018. Loss and LAE for the year ended December 31, 2018, included $34,034 of favorable loss development on prior accident year loss and LAE reserves driven by $3,057 of favorable loss development in the property and casualty segment (including $1,703 of unfavorable loss development for the Reciprocal Exchanges), and $30,977 of favorable loss development in the accident and health segment primarily driven by favorable loss development in the domestic accident and health stop loss and short-term medical products.

Short-duration contracts

The following is information by reserving subgroups within segments about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities (“IBNR”) plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended prior to December 31, 2020, is presented as unaudited supplementary information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Property and Casualty - auto liability, including recreational vehicles and motorcycles:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$490,230	$485,762	$489,010	$494,922	$493,873	$497,109	$497,324	$496,408	$497,424	$497,712	$522	238,319
2012		511,797	522,296	529,140	527,386	528,090	527,531	529,885	531,887	533,045	281	249,890
2013			544,833	556,262	556,290	563,834	567,410	572,538	575,521	575,264	287	250,134
2014				740,531	759,577	760,566	766,640	779,992	783,869	786,619	572	270,161
2015					820,213	838,040	849,051	872,064	892,244	901,823	3,434	291,921
2016						932,350	940,849	976,749	1,005,184	1,017,124	13,710	302,083
2017							929,211	912,370	941,837	968,645	16,952	296,226
2018								1,047,041	1,033,488	1,054,906	79,287	309,025
2019									1,162,750	1,153,160	169,765	406,201
2020										1,106,907	455,534	293,834
Total (A)										$8,595,205

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$224,676	$385,749	$442,365	$468,059	$482,861	$489,191	$494,145	$495,833	$496,680	$497,044
2012		242,285	413,018	470,515	501,819	518,079	523,703	527,695	530,570	532,182
2013			259,665	440,751	504,569	540,497	559,064	567,949	571,643	573,312
2014				342,710	601,980	694,002	728,256	757,933	773,124	780,972
2015					385,592	679,461	761,150	820,007	864,226	884,717
2016						400,052	737,927	855,407	937,997	978,785
2017							392,084	706,151	832,553	902,264
2018								429,231	777,888	889,127
2019									470,341	833,977
2020										425,674
Total (B)										$7,298,054
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										1,915
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$1,299,066

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Property and Casualty - auto liability, including recreational vehicles and motorcycles	41.6%	32.9%	11.5%	6.8%	3.7%	1.8%	0.9%	0.4%	0.2%	0.2%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$315,273	$308,729	$308,298	$308,486	$308,760	$308,512	$308,536	$308,249	$308,132	$308,142	$(2)	298,034
2012		308,056	298,208	295,984	296,257	296,050	295,970	295,026	294,710	294,697	(10)	292,486
2013			335,454	329,049	328,748	328,284	328,262	328,010	327,506	327,503	(26)	285,750
2014				496,227	487,302	486,206	486,383	486,373	486,156	486,146	16	311,603
2015					541,008	544,097	544,769	544,510	544,684	544,677	4	329,111
2016						626,643	622,456	621,717	620,546	620,692	(414)	337,873
2017							600,813	570,699	567,411	566,641	370	385,080
2018								548,063	526,092	530,023	(472)	360,454
2019									577,970	552,692	2,482	370,057
2020										560,894	18,588	351,548
Total (A)										$4,792,107

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$283,501	$308,824	$308,634	$308,608	$308,578	$308,571	$308,557	$308,266	$308,131	$308,145
2012		268,989	298,381	295,978	295,975	296,029	295,995	294,975	294,702	294,699
2013			291,064	328,832	328,456	328,299	328,280	327,976	327,510	327,522
2014				430,998	487,531	486,364	486,309	486,251	486,108	486,080
2015					478,268	544,754	544,707	544,485	544,699	544,652
2016						542,970	622,930	621,529	621,181	620,963
2017							533,907	568,639	566,918	566,181
2018								483,149	532,083	530,330
2019									512,072	549,540
2020										517,035
Total (B)										$4,745,147
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										(15)
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$46,945

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Property and Casualty - auto physical damage, including recreational vehicles, motorcycles and lender placed auto	90.6%	9.6%	(0.1)%	—%	—%	—%	(0.1)%	—%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Property and Casualty - homeowners & other property, including lender placed homeowners:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$506,352	$499,170	$498,050	$498,184	$497,244	$495,246	$494,825	$495,170	$495,148	$495,156	$1	107,871
2012		485,454	480,353	478,880	477,577	476,538	474,649	476,166	475,792	475,990	7	112,061
2013			306,761	300,868	299,561	296,618	296,907	296,756	296,760	297,159	66	75,918
2014				318,488	306,471	303,925	304,496	304,237	304,350	304,934	279	73,498
2015					357,023	349,559	351,747	353,688	351,305	351,590	1,152	69,920
2016						350,737	341,762	340,711	343,525	344,763	1,481	61,047
2017							402,798	365,092	370,068	362,176	2,096	59,284
2018								327,462	328,721	327,525	4,192	73,117
2019									247,760	256,369	16,533	66,710
2020										352,477	52,664	48,924
Total (A)										$3,568,139

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$314,139	$457,480	$485,054	$489,778	$493,408	$494,198	$494,525	$494,904	$494,922	$494,950
2012		300,271	452,589	466,266	471,084	473,190	473,781	475,765	475,762	475,964
2013			219,937	279,743	289,302	293,101	295,332	296,383	296,442	296,567
2014				198,781	278,255	289,456	297,640	301,742	303,100	303,660
2015					233,264	319,284	336,921	342,156	345,257	346,554
2016						227,650	320,564	331,102	337,889	341,037
2017							258,234	338,065	349,600	355,265
2018								227,908	298,212	315,302
2019									172,462	226,895
2020										249,268
Total (B)										$3,405,462
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										930
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$163,607

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Property and Casualty - homeowners & other property, including lender placed homeowners	67.3%	25.1%	4.4%	1.5%	0.8%	0.3%	0.4%	0.1%	0.1%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Accident and Health:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$4,804	$4,483	$4,481	$4,481	$4,481	$4,481	$4,481	$4,481	$4,481	$4,481	$—	8,139
2012		4,400	4,227	4,161	4,161	4,161	4,110	4,110	4,110	4,110	—	7,630
2013			23,253	28,578	26,457	26,361	26,272	26,274	26,274	26,265	—	34,173
2014				52,245	52,694	52,311	52,026	52,022	52,034	52,028	—	69,716
2015					176,104	184,586	181,536	181,740	181,717	181,678	—	242,669
2016						215,097	200,817	202,155	201,722	201,850	1	320,319
2017							211,293	186,415	182,865	182,809	135	302,098
2018								234,558	205,152	203,238	364	269,021
2019									256,745	239,017	4,726	304,234
2020										296,453	112,869	262,469
Total (A)										$1,391,929

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$2,528	$4,469	$4,481	$4,481	$4,481	$4,481	$4,481	$4,481	$4,481	$4,481
2012		3,330	4,095	4,110	4,110	4,161	4,110	4,110	4,110	4,110
2013			15,421	25,754	26,327	26,242	26,154	26,155	26,155	26,147
2014				31,765	52,053	52,405	52,147	52,140	52,153	52,147
2015					123,576	178,918	181,459	181,719	181,696	181,678
2016						125,845	196,421	201,720	201,549	201,849
2017							104,809	178,047	181,519	182,674
2018								126,269	201,457	202,874
2019									158,345	234,291
2020										183,585
Total (B)										$1,273,836
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										—
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$118,093

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Accident and Health	62.9%	35.3%	1.6%	0.1%	0.1%	—%	—%	(0.4)%	0.3%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Reciprocal Exchanges - auto liability:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$47,666	$47,834	$47,459	$48,841	$51,107	$50,898	$50,998	$51,161	$51,247	$50,703	$—	5,065
2012		44,834	47,275	48,044	48,665	50,370	50,767	50,303	50,538	50,606	—	4,999
2013			43,684	44,341	45,479	50,180	51,263	49,854	50,595	50,810	—	5,097
2014				38,656	40,850	45,930	48,246	49,168	49,369	50,055	—	4,873
2015					35,573	33,409	34,390	34,615	34,268	34,962	—	4,335
2016						24,619	24,460	26,109	24,310	24,657	356	4,005
2017							26,214	28,762	28,804	29,806	1,244	4,949
2018								32,339	33,891	35,870	3,540	6,127
2019									49,757	50,212	11,727	6,262
2020										40,757	18,459	3,383
Total (A)										$418,438

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$15,857	$26,603	$35,911	$41,931	$46,559	$49,570	$50,481	$50,979	$51,121	$50,676
2012		13,568	29,286	37,241	42,768	46,358	48,990	49,836	50,090	50,504
2013			14,683	29,218	35,105	41,787	47,449	48,449	49,605	50,432
2014				13,925	26,070	32,382	39,328	46,001	48,389	49,602
2015					11,910	19,501	24,614	29,538	31,587	33,223
2016						7,516	13,478	16,994	20,567	22,500
2017							9,111	17,136	19,529	23,838
2018								10,755	19,471	24,985
2019									15,504	28,210
2020										13,567
Total (B)										$347,537
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										27
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$70,928

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Reciprocal Exchanges - auto liability	30.2%	25.1%	13.9%	13.0%	9.6%	4.6%	2.3%	0.9%	0.7%	(0.3)%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Reciprocal Exchanges - auto physical damage:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$26,936	$26,055	$26,022	$26,060	$26,037	$26,029	$26,023	$26,028	$26,028	$26,027	$—	12,041
2012		25,752	26,459	26,189	25,914	25,842	25,841	25,845	25,842	25,820	—	11,301
2013			23,375	25,214	25,292	24,709	24,703	24,704	24,704	24,704	—	11,066
2014				29,240	27,424	25,806	25,588	25,882	26,074	26,074	—	11,526
2015					21,247	18,592	18,673	18,789	18,842	18,890	—	10,281
2016						12,270	12,921	12,985	13,213	13,197	—	8,740
2017							15,301	15,410	15,612	15,490	(5)	10,682
2018								19,146	19,272	19,200	108	13,615
2019									27,212	27,585	(51)	14,549
2020										21,240	(810)	10,027
Total (A)										$218,227

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$28,274	$26,269	$26,106	$26,056	$26,037	$26,033	$26,027	$26,028	$26,028	$26,027
2012		23,760	26,651	26,172	25,914	25,854	25,850	25,845	25,842	25,817
2013			22,651	25,088	24,549	24,725	24,716	24,704	24,704	24,704
2014				24,528	26,165	25,772	25,427	25,685	25,946	26,071
2015					19,080	18,797	18,750	18,748	18,719	18,730
2016						12,579	13,147	13,080	13,137	13,114
2017							15,438	16,141	15,500	15,495
2018								18,925	19,246	19,093
2019									27,974	27,632
2020										21,633
Total (B)										$218,316
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										—
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$(89)

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Reciprocal Exchanges - auto physical damage	98.4%	2.6%	(1.3)%	0.2%	—%	—%	—%	—%	—%	—%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Reciprocal Exchanges - homeowners & other property:

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,										December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(unaudited)
2011	$38,470	$28,869	$28,511	$28,209	$27,954	$27,950	$28,002	$28,075	$28,095	$28,144	$—	6,652
2012		25,289	20,625	21,184	19,971	20,403	20,876	20,251	20,301	20,283	—	8,427
2013			22,638	21,232	20,132	20,309	20,615	20,367	23,109	22,649	—	3,165
2014				27,706	24,846	25,625	26,614	27,141	27,231	27,212	—	4,232
2015					30,081	21,031	21,527	22,007	21,881	22,714	—	5,455
2016						36,838	35,274	34,851	34,501	34,655	78	4,799
2017							48,222	50,871	51,852	51,477	648	8,830
2018								76,925	78,166	77,582	1,471	12,998
2019									65,888	65,380	3,312	12,238
2020										68,723	10,427	9,349
Total (A)										$418,819

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(unaudited)
2011	$21,474	$24,997	$25,799	$26,700	$27,661	$27,656	$27,692	$27,758	$27,803	$27,825
2012		11,087	18,021	19,367	19,847	19,961	20,668	20,121	20,256	20,238
2013			11,277	17,435	18,107	19,104	19,653	19,626	20,232	22,731
2014				15,344	22,834	23,820	25,230	26,170	27,003	27,115
2015					12,979	18,518	19,834	20,339	20,733	21,994
2016						20,978	30,615	31,632	32,933	33,399
2017							33,166	46,003	47,517	49,506
2018								55,519	69,672	72,859
2019									45,432	58,788
2020										44,371
Total (B)										$378,826
Unpaid loss and allocated loss adjustment expense reserves before 2011, net of reinsurance (C)										2,658
Unpaid loss and allocated loss adjustment expense reserves, net of reinsurance (A) - (B) + (C)										$42,651

Average Annual Percentage Payout of Accident Year Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	(unaudited)
Reciprocal Exchanges - homeowners & other property	64.9%	22.8%	3.3%	2.5%	1.3%	1.8%	1.0%	0.8%	0.5%	1.1%

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and LAE reserves is as follows:

December 31, 2020
Net outstanding liabilities:
Property and Casualty - Auto Liability	$1,299,066
Property and Casualty - Auto Physical Damage	46,945
Property and Casualty - Homeowners and Other Property	163,607
Accident and Health	118,093
Reciprocal Exchanges - Auto Liability	70,928
Reciprocal Exchanges - Auto Physical Damage	(89)
Reciprocal Exchanges - Homeowners and Other Property	42,651
Net reserve for claims and allocated claim adjustment expenses	$1,741,201

Reinsurance recoverable(1):
Property and Casualty - Auto Liability	$766,929
Property and Casualty - Auto Physical Damage	8,198
Property and Casualty - Homeowners and Other Property	124,090
Accident and Health	21,697
Reciprocal Exchanges - Auto Liability	28,745
Reciprocal Exchanges - Auto Physical Damage	557
Reciprocal Exchanges - Homeowners and Other Property	48,312
Reinsurance recoverable on unpaid claims and allocated claim adjustment expenses	$998,528

Insurance lines other than short-duration	$35,688
Acquisition	17,488
Unallocated claims adjustment expenses (“ULAE”)	96,193
Subtotal	$149,369

Gross reserve for claims and claim adjustment expenses	$2,889,098
(1) Includes $535,433 from MCCA and $157,611 from NCRF. See Note 10, “Reinsurance” for additional information.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and loss development tables with respect to the current accident year is as follows:

	2020 - Current Accident Year Incurred				2020 - Current Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$2,323,797	$342,714	$153,380	$2,819,891	$1,432,498	$209,319	$94,287	$1,736,104
Development tables	2,020,278	296,453	130,720	2,447,451	1,191,977	183,585	79,571	1,455,133
Variance	$303,519	$46,261	$22,660	$372,440	$240,521	$25,734	$14,716	$280,971

Unallocated claims adjustment expenses	$303,112	$15,883	$22,660	$341,655	$240,263	$10,539	$14,716	$265,518
Long-duration contracts	—	30,789	—	30,789	—	15,449	—	15,449
Other	407	(411)	—	(4)	258	(254)	—	4
Variance	$303,519	$46,261	$22,660	$372,440	$240,521	$25,734	$14,716	$280,971

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and loss development tables with respect to the prior accident year is as follows:

	2020 - Prior Accident Year Incurred				2020 - Prior Accident Year Paid
	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total	Property and Casualty	Accident and Health	Reciprocal Exchanges	Total
Rollforward table	$27,042	$(23,821)	$970	$4,191	$827,745	$90,952	$53,317	$972,014
Development tables	44,333	(19,624)	4,162	28,871	734,614	78,786	50,568	863,968
Variance	$(17,291)	$(4,197)	$(3,192)	$(24,680)	$93,131	$12,166	$2,749	$108,046

Unallocated claims adjustment expenses	$(8,881)	$(1,285)	$(3,586)	$(13,752)	$58,163	$3,395	$2,556	$64,114
Accident years prior to 2011	(493)	—	394	(99)	1,442	—	193	1,635
Long-duration contracts	—	(2,912)	—	(2,912)	—	8,771	—	8,771
Acquisition	(7,917)	—	—	(7,917)	33,526	—	—	33,526
Variance	$(17,291)	$(4,197)	$(3,192)	$(24,680)	$93,131	$12,166	$2,749	$108,046

The $44,333 of unfavorable prior year loss development for Property and Casualty on a combined basis for the incurred loss development tables relates to Loss and Allocated Claims Adjustment Expenses (“ALAE”), which does not include ULAE and other items excluded from the loss development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year loss development for Loss and LAE, which includes loss development from ULAE and other items excluded from the loss development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year loss development of $17,291 in total attributable to liabilities excluded from the incurred loss development tables resulted in total P&C Loss and LAE unfavorable prior year loss development of $27,042 shown in the reserve rollforward table.

The $19,624 of favorable prior year loss development for Accident and Health shown in the incurred loss development table relates to Loss and ALAE, which does not include ULAE and other items excluded from the loss development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year loss development for Loss and LAE, which includes prior year loss development from ULAE and other items excluded from the loss development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year loss development of $4,197 in total attributable to liabilities excluded from the incurred loss development table resulted in total Accident and Health Loss and LAE favorable prior year loss development of $23,821 shown in the reserve rollforward table.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The $4,162 of unfavorable prior year loss development for the Reciprocal Exchanges on a combined basis for the incurred loss development tables relates to Loss and ALAE, which does not include ULAE and other items excluded from the loss development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. The reserve rollforward table shows prior year loss development for Loss and LAE, which includes loss development from ULAE and other items excluded from the loss development tables as identified in the reconciliation table and further identified in the prior accident year incurred reconciliation table above. Favorable prior year loss development of $3,192 in total attributable to liabilities excluded from the incurred loss development tables resulted in total Reciprocal Exchanges Loss and LAE unfavorable prior year loss development of $970 shown in the reserve rollforward table.

Methodology for Estimating Incurred-But-Not-Reported Reserves

Loss and LAE reserves represent management's estimate of the ultimate liability for claims that have been reported and claims that have been incurred but not yet reported as of the balance sheet date. Because the establishment of loss and LAE reserves is a process involving estimates and judgment, currently estimated reserves may change. The Company reflects changes to the reserves in the results of operations for the period during which the estimates are changed.

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

The Company’s internal actuarial analysis of the historical data provides the factors the Company uses in its actuarial analysis in estimating its loss and LAE reserves. These factors are implicit measures over time of claims reported, average case incurred amounts, case development, severity and payment patterns. However, these factors cannot be directly used as they do not take into consideration changes in business mix, claims management, regulatory issues, medical trends, and other subjective factors. In accordance with Actuarial Standards of Practice, the Company generally uses multiple traditional methods in determining our estimates of the ultimate unpaid claim liabilities. Each of these methods require actuarial judgment and assumptions. The techniques can include, but are not limited to:

•Paid Development Method - uses historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Paid Generalized Cape Cod Method - combines the Paid Development Method with the expected loss method, where the expected loss ratios are estimated from exposure and claims experience weighted across multiple accident periods. The selected expected loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.
•Paid Bornhuetter-Ferguson Method - a combination of the Paid Development Method and the Expected Loss Method, the Paid Bornhuetter-Ferguson Method estimates ultimate losses by adding actual paid losses and projected future unpaid losses. The amounts produced are then added to cumulative paid losses to produce the final estimates of ultimate incurred losses.
•Incurred Development Method - uses historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years.
•Incurred Generalized Cape Cod Method - combines the Incurred Development Method with the expected loss method, where the expected loss ratios are estimated from exposure and claims experience weighted across multiple accident periods. The selected expected loss ratio for a given accident year is derived by giving some weight to all of the accident years in the experience history rather than treating each accident year independently.
•Incurred Bornhuetter - Ferguson Method - a combination of the Incurred Development Method and the Expected Loss Method, the Incurred Bornhuetter-Ferguson Method estimates ultimate losses by adding

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
actual incurred losses and projected future unreported losses. The amounts produced are then added to cumulative incurred losses to produce an estimate of ultimate incurred losses.
•Expected Loss Method - utilizes an expected ultimate loss ratio based on historical experience adjusted for trends multiplied by earned premium to project ultimate losses.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
10. Reinsurance

The Company utilizes various excess of loss, quota share, state-based industry pools or facilities, and catastrophe reinsurance programs to limit its exposure. Reinsurance agreements transfer portions of the underlying risk on the business the Company writes. Reinsurance does not discharge or diminish the Company’s obligation to pay claims covered by the insurance policies it issues; however, it does permit the Company to recover certain incurred losses from its reinsurers and the Company’s reinsurance recoveries reduce the maximum loss that it may incur as a result of a covered loss event. The Company’s reinsurers generally carry at least an A.M. Best rating of “A-” (Excellent) or the reinsurance recoverable balances are collateralized. The Company also maintains funds held liabilities under the auto quota share reinsurance agreement. The total amount, cost and limits relating to the reinsurance coverage the Company purchases may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that the Company chooses to retain for its account.

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

Reinsurance recoverable is as follows:

	December 31,
	2020	2019
Reinsurance recoverable on paid losses	$221,212	$282,500
Reinsurance recoverable on unpaid losses	998,528	1,111,808
Allowance for uncollectible reinsurance	(810)	—
Reinsurance recoverable, net	$1,218,930	$1,394,308

The following is the effect of reinsurance on unpaid loss and LAE reserves and unearned premiums:

	December 31,
	2020		2019
	Assumed	Ceded	Assumed	Ceded
Unpaid loss and LAE reserves	$27,568	$998,528	$50,884	$1,111,808
Unearned premiums	18,845	414,010	15,278	575,747

The following is the effect of reinsurance on premiums and loss and LAE:

	Year Ended December 31,
	2020		2019		2018
Premium:	Written	Earned	Written	Earned	Written	Earned
Direct	$5,574,550	$5,613,630	$5,508,245	$5,486,835	$5,317,742	$5,049,512
Assumed	59,997	56,430	74,835	80,572	99,097	123,265
Total Gross Premium	5,634,547	5,670,060	5,583,080	5,567,407	5,416,839	5,172,777
Ceded	(1,013,703)	(1,175,440)	(1,358,459)	(1,449,365)	(1,589,126)	(1,440,575)
Net Premium	$4,620,844	$4,494,620	$4,224,621	$4,118,042	$3,827,713	$3,732,202

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
	2020		2019		2018
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE	$9,713	$729,628	$32,745	$801,041	$29,290	$1,041,286

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

MCCA is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $580 until June 30, 2021. Insurers are reimbursed for their covered losses in excess of this threshold. All automobile insurers doing business in Michigan are required to participate in MCCA. Funding for MCCA comes from assessments against automobile insurers based upon their share of insured automobiles in the state. Insurers are allowed to pass along this cost to Michigan automobile policyholders.

Reinsurance recoverable from MCCA are as follows:

	December 31,
	2020	2019
Reinsurance recoverable on paid losses	$10,221	$9,940
Reinsurance recoverable on unpaid losses	535,433	548,370
Allowance for uncollectible reinsurance	—	—
Reinsurance recoverable, net	$545,654	$558,310

The following is a summary of premiums and losses ceded to MCCA:

	Year Ended December 31,
	2020	2019	2018
Ceded earned premiums	$7,856	$9,867	$9,676
Ceded Loss and LAE	3,624	(23,616)	(54,105)

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

Reinsurance recoverable from NCRF are as follows:

	December 31,
	2020	2019
Reinsurance recoverable on paid losses	$35,684	$44,759
Reinsurance recoverable on unpaid losses	157,611	146,496
Allowance for uncollectible reinsurance	—	—
Reinsurance recoverable, net	$193,295	$191,255

The following is a summary of premiums and losses ceded to NCRF:

	Year Ended December 31,
	2020	2019	2018
Ceded earned premiums	$236,837	$234,370	$232,270
Ceded Loss and LAE	208,316	222,796	210,297

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

The Company has a concentration of credit risk associated with its reinsurance recoverable and premiums ceded to reinsurers. The following tables present information for each reinsurer by reinsurance recoverable, prepaid reinsurance and funds held balances:

		Recoverable on
December 31, 2020	A.M. Best Rating	Unpaid Losses	Paid Losses	Allowance for uncollectible reinsurance	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR (1)	$535,433	$10,221	$—	$1,251	$—	$546,905
NCRF	NR (1)	157,611	35,684	—	92,783	—	286,078
Hannover Ruck SE	A+	74,485	47,726	—	68,167	(149,402)	40,976
Other reinsurers' balances - each less than 5% of total (2)	—	230,999	127,581	(810)	251,809	(19,606)	589,973
Total		$998,528	$221,212	$(810)	$414,010	$(169,008)	$1,463,932
NGHC		$920,914	$173,137	$(636)	$324,160	$(153,903)	$1,263,672
Reciprocal Exchanges		77,614	48,075	(174)	89,850	(15,105)	200,260
Total		$998,528	$221,212	$(810)	$414,010	$(169,008)	$1,463,932

		Recoverable on
December 31, 2019	A.M. Best Rating	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Funds Held	Net
Reinsurer:
MCCA	NR (1)	$548,370	$9,940	$3,927	$—	$562,237
NCRF	NR (1)	146,496	44,759	88,022	—	279,277
Hannover Ruck SE	A+	155,223	101,064	134,878	(254,558)	136,607
Other reinsurers' balances - each less than 5% of total (2)	—	261,719	126,737	348,920	(4,884)	732,492
Total		$1,111,808	$282,500	$575,747	$(259,442)	$1,710,613
NGHC		$1,027,634	$247,549	$469,853	$(259,442)	$1,485,594
Reciprocal Exchanges		84,174	34,951	105,894	—	225,019
Total		$1,111,808	$282,500	$575,747	$(259,442)	$1,710,613
(1) NR - not rated by A.M. Best.
(2) Rated A- or higher by A.M. Best or collateralized.

Funds held for reinsurers are recorded within reinsurance payable in the consolidated balance sheets. Additionally, collateral is available to the Company in the form of letters of credit and trust agreements in the amounts of $245,049 and $143,069, as of December 31, 2020, and 2019, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
11. Debt

The following table represents the Company’s debt:

			December 31,
	Interest Rate	Maturity	2020	2019
Fixed-rate:
6.75% Notes	6.75%	2024	$350,000	$350,000
7.625% Notes	7.625%	2055	100,000	100,000
Floating-rate:
Subordinated Debentures I (1)	LIBOR + 3.40%	2035	41,238	41,238
Subordinated Debentures II (2)	LIBOR + 4.25%	2037	30,930	30,930
2019 Credit Agreement (3)	LIBOR + 1.75%	2023	140,000	140,000
Finance lease liabilities	Various	Various	16,690	20,477
Other	3.5%	Various	3,194	9,342
Unamortized debt issuance costs and unamortized discount			(5,242)	(5,981)
Total carrying amount of debt			$676,810	$686,006
(1) Interest rate was 3.62% and 5.29%, as of December 31, 2020, and 2019, respectively.
(2) Interest rate was 4.47% and 6.14%, as of December 31, 2020, and 2019, respectively.
(3) Weighted-average interest rate was 4.00% and 3.59% as of December 31, 2020, and 2019, respectively.

The following table presents the Company’s interest expense:

		Year Ended December 31,
	Interest Payment Frequency	2020	2019	2018
6.75% Notes	Semiannually	$23,625	$23,625	$23,625
7.625% Notes	Quarterly	7,625	7,625	7,625
Subordinated Debentures	Quarterly	3,287	4,536	4,346
2016 Credit Agreement	Quarterly	—	1,211	7,491
2019 Credit Agreement	Quarterly	3,421	5,340	—
Finance lease liabilities	Various	1,150	1,176	621
Other(1)	Various	(5,336)	8,031	7,717
Total interest expense		$33,772	$51,544	$51,425
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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The 7.625% Notes were the Company’s subordinated unsecured obligations and ranked (i) senior in right of payment to any future junior subordinated debt, (ii) equal in right of payment with any unsecured, subordinated debt that the Company incurs in the future that ranks equally with the 7.625% Notes, and (iii) subordinate in right of payment to any of the Company’s existing and future senior debt, including amounts outstanding under the Company’s revolving credit facility, the Company’s 6.75% notes and certain of the Company’s other obligations. Also, the 7.625% Notes were structurally subordinated to all existing and future indebtedness, liabilities, and other obligations of the Company’s subsidiaries. The 7.625% Notes were schedule to mature on September 15, 2055. See Note 22, “Subsequent Events” for additional information.

Subordinated Debentures

The Company, through a subsidiary, is the issuer of junior subordinated debentures (the “Subordinated Debentures”) relating to the issuance of trust preferred securities. The Subordinated Debentures require interest-only payments to be made quarterly, with principal due at maturity. The Subordinated Debentures’ principal amounts of $41,238 and $30,930 mature in 2035 and 2037, respectively, and bear interest at an annual rate equal to LIBOR plus 3.40% and LIBOR plus 4.25%, respectively. The Subordinated Debentures are redeemable by the Company at a redemption price equal to 100% of their principal amount. The Subordinated Debentures have been called for redemption and are expected to be redeemed in full on March 15, 2021.

Credit Agreement

In 2019, the Company refinanced its existing credit agreement and entered into a new credit agreement (the “2019 Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and Fifth Third Bank, as Co-Syndication Agents, and the various lending institutions party thereto. The 2019 Credit Agreement was a $340,000 base revolving credit facility with a letter of credit sub-limit of $150,000 and an expansion feature of up to $50,000. Borrowings under the 2019 Credit Agreement bore interest at either the Alternate Base Rate (“ABR”) or the LIBOR rate. ABR borrowings under the 2019 Credit Agreement bore interest at the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5 percent, or (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1 percent. Eurodollar borrowings under the 2019 Credit Agreement bore interest at the adjusted LIBOR rate plus the Eurodollar spread for the interest period in effect. Fees payable by the Company under the 2019 Credit Agreement included a letter of credit participation fee, a letter of credit fronting fee with respect to each letter of credit (0.125%), and a commitment fee on the available commitments of the lenders (a range of 0.175% to 0.25% based on the Company’s consolidated leverage ratio; and as of December 31, 2020, the rate was 0.225%). The 2019 Credit Agreement had a maturity date of February 25, 2023.

Maturities of the Company’s debt for the years subsequent to December 31, 2020 are as follows:

	2021	2022	2023	2024	2025 and thereafter	Total
6.75% Notes	$—	$—	$—	$350,000	$—	$350,000
7.625% Notes (1)	—	—	—	—	100,000	100,000
Subordinated Debentures I	—	—	—	—	41,238	41,238
Subordinated Debentures II	—	—	—	—	30,930	30,930
2019 Credit Agreement (2)	—	—	140,000	—	—	140,000
Finance lease liabilities	5,986	3,875	2,433	1,436	2,960	16,690
Other	3,194	—	—	—	—	3,194
Total principal amount of debt	$9,180	$3,875	$142,433	$351,436	$175,128	$682,052
Unamortized debt issuance costs and unamortized discount						(5,242)
Carrying amount of debt						$676,810
(1) Were repaid on February 3, 2021.
(2) Was repaid on January 4, 2021.

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

The 2019 Credit Agreement contained certain restrictive covenants customary for facilities of its type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There were also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum risk-based capital and a minimum rating.

The 2019 Credit Agreement also provided for customary events of default, with grace periods where customary, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. Upon the occurrence and during the continuation of an event of default, the administrative agent, upon the request of the requisite percentage of the lenders, may have terminated the obligations of the lenders to make loans and to issue letters of credit under the 2019 Credit Agreement, declared the Company’s obligations under the 2019 Credit Agreement to become immediately due and payable and/or exercised any and all remedies and other rights under the 2019 Credit Agreement.

As of December 31, 2020, the Company was in compliance with the covenants contained in the Company’s debt agreements.

See Note 22, “Subsequent Events” for additional information on debt instruments.

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

Federal income tax expense consisted of the following:

	Year Ended December 31,
	2020			2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Current tax expense (benefit)
Federal	$115,416	$7	$115,423	$69,985	$(2,257)	$67,728	$27,039	$(2,290)	$24,749
Foreign	213	—	213	2,621	—	2,621	1,376	—	1,376
Total current tax expense (benefit)	$115,629	$7	$115,636	$72,606	$(2,257)	$70,349	$28,415	$(2,290)	$26,125
Deferred tax expense (benefit)
Federal	$19,048	$1,777	$20,825	$13,497	$(6,833)	$6,664	$28,015	$(1,260)	$26,755
Foreign	—	—	—	—	—	—	604	—	604
Total deferred tax expense (benefit)	$19,048	$1,777	$20,825	$13,497	$(6,833)	$6,664	$28,619	$(1,260)	$27,359
Provision (benefit) for income taxes	$134,677	$1,784	$136,461	$86,103	$(9,090)	$77,013	$57,034	$(3,550)	$53,484

The domestic and foreign components of income before taxes are as follows:

	Year Ended December 31,
	2020			2019			2018
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Domestic	$608,186	$12,661	$620,847	$358,079	$(29,729)	$328,350	$244,463	$(43,380)	$201,083
Foreign	39,822	—	39,822	76,093	—	76,093	19,925	—	19,925
Income (loss)	$648,008	$12,661	$660,669	$434,172	$(29,729)	$404,443	$264,388	$(43,380)	$221,008

The TCJA included provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes a minimum tax on global intangible low-tax income, defined as the excess income of foreign subsidiaries over a 10 percent rate of routine return on tangible business assets, and for Base Erosion and Anti-Abuse tax (“BEAT”) which imposes tax on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, the Company treats both GILTI and BEAT as an in period tax charges when incurred in future periods for which no deferred taxes need be provided. The Company analyzed the impact of both GILTI and BEAT on its operations for the period and determined that for the year ended December 31, 2020, the Company was subject to GILTI but was not subject to the BEAT.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax effects of temporary differences that give rise to the net deferred tax asset or liability are presented below based upon the 2020 enacted rate of 21%.

	December 31,
	2020			2019
	NGHC	Reciprocal Exchanges	Total	NGHC	Reciprocal Exchanges	Total
Deferred tax assets:
Accrued expenses	$7,577	$289	$7,866	$3,178	$683	$3,861
Unearned premiums and other revenue	71,872	4,242	76,114	64,155	5,146	69,301
Bad debt	4,628	281	4,909	4,876	114	4,990
Loss reserve discount	13,071	1,167	14,238	10,355	1,042	11,397
Net operating loss carryforwards	107,869	11,175	119,044	102,535	13,962	116,497
Surplus note interest	—	—	—	2,081	—	2,081
Other	7,773	2,099	9,872	9,740	4,882	14,622
Gross deferred tax assets	212,790	19,253	232,043	196,920	25,829	222,749
Less: Valuation allowance	(72,212)	(5,670)	(77,882)	(65,257)	(6,523)	(71,780)
Total deferred tax assets	140,578	13,583	154,161	131,663	19,306	150,969
Deferred tax liabilities:
Deferred acquisition costs	52,719	4,032	56,751	49,828	4,894	54,722
Intangible assets	39,348	632	39,980	36,495	700	37,195
Goodwill	4,418	—	4,418	4,204	—	4,204
Property and equipment	39,160	—	39,160	28,922	—	28,922
Investments	4,390	107	4,497	—	—	—
Deferred commissions	18,875	—	18,875	—	—	—
Surplus note interest	—	10,747	10,747	—	13,828	13,828
Unrealized capital gains	54,016	1,080	55,096	19,870	1,062	20,932
Other	—	—	—	11,671	81	11,752
Gross deferred tax liabilities	212,926	16,598	229,524	150,990	20,565	171,555
Deferred tax asset	$—	$—	$—	$—	$—	$—
Deferred tax liability	$(72,348)	$(3,015)	$(75,363)	$(19,327)	$(1,259)	$(20,586)

Excluding the Reciprocal Exchanges, there were $72,212 and $65,257 of deferred tax asset valuation allowances as of December 31, 2020, and 2019, respectively. In assessing the reliability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2019 the Company recognized significant increases in its Net Operating Loss carryforwards (“NOL”) related to foreign operations. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize all of the deferred tax assets related to the NOLs from foreign operations within a reasonable time period. As such, the Company recorded a change in valuation allowance of $6,954 against these NOLs.

For the Reciprocal Exchanges, the Company had a partial valuation allowance against the net deferred tax assets as of December 31, 2020, and 2019, respectively, and no tax benefit from consolidated pre-tax losses generated for the years ended December 31, 2020, and 2019, was recognized. For the year ended December 31, 2020, New Jersey Skylands Insurance Association (“NJSIA”) had negative evidence in the form of a multi-year history of net operating losses for tax purposes that supported the determination that the realized net deferred tax asset should be fully reserved.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Excluding the Reciprocal Exchanges, the Company had U.S. federal NOLs of $62,731, $67,406 and $58,082 available for tax purposes for the years ended December 31, 2020, 2019, and 2018, respectively. The NOLs expire between December 31, 2029 and December 31, 2037.

The Reciprocal Exchanges had NOLs of $53,214, $66,484 and $54,300 available for the years ended December 31, 2020, 2019, and 2018, respectively. The NOLs expire between December 31, 2020 and December 31, 2039.

The Company’s income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate of 21% for the years ended December 31, 2020, 2019, and 2018. The reasons for such differences are as follows:

	Year Ended December 31, 2020
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income before provision for income taxes	$648,008		$12,661		$660,669
Tax rate	21.0%		21.0%		21.0%
Computed “expected” tax expense	$136,082	21.0%	$2,659	21.0%	$138,741	21.0%
Tax effects resulting from:
Tax-exempt interest	(486)	(0.1)	(13)	(0.1)	(499)	(0.1)
Effect of foreign operations	351	0.1	—	—	351	0.1
State taxes	1,556	0.2	—	—	1,556	0.2
Change in valuation allowance	6,954	1.1	(903)	(7.1)	6,051	0.9
Benefits of operating loss carryforwards	(6,954)	(1.1)	—	—	(6,954)	(1.1)
Other permanent items	(2,826)	(0.4)	41	0.3	(2,785)	(0.3)
Provision for income taxes	$134,677	20.8%	$1,784	14.1%	$136,461	20.7%

	Year Ended December 31, 2019
	NGHC	Tax Rate	Reciprocal Exchanges	Tax Rate	Total	Tax Rate
Income (loss) before provision for income taxes	$434,172		$(29,729)		$404,443
Tax rate	21.0%		21.0%		21.0%
Computed “expected” tax expense	$91,176	21.0%	$(6,243)	21.0%	$84,933	21.0%
Tax effects resulting from:
Tax-exempt interest	(810)	(0.2)	(28)	0.1	(838)	(0.2)
Effect of foreign operations	(1,192)	(0.3)	—	—	(1,192)	(0.3)
State taxes	(2,357)	(0.5)	210	(0.7)	(2,147)	(0.5)
Change in valuation allowance	11,541	2.7	(105)	0.4	11,436	2.8
Benefits of operating loss carryforwards	(11,541)	(2.7)	—	—	(11,541)	(2.9)
Other permanent items	(714)	(0.2)	(2,924)	9.8	(3,638)	(0.9)
Provision (benefit) for income taxes	$86,103	19.8%	$(9,090)	30.6%	$77,013	19.0%

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

Accounting for Uncertainty in Income Taxes

Unrecognized tax benefits

The Company recognizes tax positions in the consolidated financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the consolidated financial statements.

The following table represents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Year Ended December 31,
2020
Gross unrecognized tax benefits, beginning of the year	$—
Increases in tax positions for prior years	3,889
Increases in tax positions for current year	720
Gross unrecognized tax benefits, end of the year	$4,609

No unrecognized tax benefits or related interest and penalties were recorded prior to 2020. At December 31, 2020, our unrecognized tax benefits, excluding interest and penalties, were $4,609. Interest and penalties related to unrecognized tax benefits are recorded in the income tax expense. At December 31, 2020, NGHC accrued an expense of $1,300 (net of federal benefit) and $1,100, respectively, for payment of interest and penalties. The Company does not anticipate any significant changes to the total unrecognized tax liabilities in the next 12 months.

Regulatory tax examinations

All tax liabilities are payable to the Internal Revenue Service (“IRS”) and various state and local taxing agencies. The Company’s subsidiaries are currently under audit by the IRS for the 2016, 2017, and 2018 tax years and open to audit for the 2019 tax year. For state and local tax purposes, the Company is open to audit for tax years ended December 31, 2014 forward, depending on jurisdiction.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) to mitigate the economic impacts of COVID-19. The Company believes that the provisions of the CARES Act did not have a material impact on its U.S. federal tax liabilities.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
13. Commitments and Contingencies

Lease Commitments

The Company leases certain retail stores, office space, land, and equipment. The Company is obligated under leases for office space and storefronts expiring at various dates through 2028. The office space and storefronts lease expense for the years ended December 31, 2020, 2019, and 2018, was $37,827, $37,082, and $35,723, respectively. Future minimum lease payments as of December 31, 2020, for each of the next five years and thereafter are as follows:

	Operating	Finance
December 31,	Leases	Leases	Total
2021	$31,525	$6,601	$38,126
2022	27,225	4,296	31,521
2023	21,824	2,720	24,544
2024	18,186	1,638	19,824
2025	15,109	882	15,991
Thereafter	22,222	2,393	24,615
Total lease payments	$136,091	$18,530	$154,621
Less: Interest	(16,764)	(1,840)
Present value of lease liabilities	$119,327	$16,690

Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for bonuses, executive benefits and severance payments under certain circumstances. Amounts payable under these agreements for the next five years are as follows:

December 31,
2021	$4,672
2022	2,574
2023	1,303
2024	773
2025	—
Total	$9,322

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

On July 25, 2019, the City of North Miami Beach Police Officers’ and Firefighters’ Retirement Plan filed a complaint in the U.S. District Court for the Central District of California against the Company and certain of its officers. On November 19, 2019, the U.S. District Court for the Central District of California granted the Company’s Motion to Transfer the case to the Southern District of New York. On January 10, 2020, lead plaintiffs Town of Davie Police Officers Retirement System and Massachusetts Laborers’ Pension Fund filed an amended Complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements made by the Company in its SEC

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
filings in relationship to the Company’s involvement in the historical and no longer existing Wells Fargo collateral protection insurance program on behalf of a purported class of individuals and entities who purchased or otherwise acquired shares of the Company’s common stock between July 15, 2015, and August 9, 2017. The amended complaint sought damages in an amount to be proven at trial. The Company filed a Motion to Dismiss the amended complaint on March 10, 2020. On January 21, 2021, the Judge granted our Motion to Dismiss in full and granted the plaintiffs leave to amend the complaint. Management believes that the claims set forth in the amended complaint are unfounded and without merit and intends to vigorously contest any further amended complaint. The Company notes, however, that in light of the inherent uncertainty in legal proceedings, the Company can give no assurance as to the ultimate resolution of the matter, and an estimate of the possible loss or range of loss, if any, cannot be made at this time.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
14. Stockholders’ Equity

Preferred Stock

In 2014, the Company completed a public offering of 2,200,000 shares of 7.50% Non-Cumulative Preferred Stock, Series A, $0.01 par value per share (the “Series A Preferred Stock”). Dividends were payable on the liquidation preference amount of $25 per share, on a non-cumulative basis, when, as and if declared by the Board of Directors, quarterly in arrears on the 15th day of January, April, July, and October of each year at an annual rate of 7.50%. Dividends on the Series A Preferred Stock were not cumulative. Accordingly, in the event dividends were not declared on the Series A Preferred Stock for payment on any dividend payment date, then those dividends did not accumulate and were not payable. If the Company did not declare a dividend before the dividend payment date for any dividend period, the Company did not have an obligation to pay dividends for that dividend period, whether or not dividends on the Series A Preferred Stock were declared for any future dividend payment. The Series A Preferred Stock was not redeemable before July 15, 2019. After that date, the Company may have redeemed at its option, in whole or in part, the Series A Preferred Stock at a redemption price of $25 per share, plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then-current dividend period.

In 2015, the Company completed a public offering of 6,600,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitled the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock represented thereby (including any dividend, liquidation, redemption, and voting rights). Dividends on the Series B Preferred Stock represented by the depositary shares were payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year. Dividends on the Series B Preferred Stock were not cumulative. Accordingly, in the event dividends were not declared on the Series B Preferred Stock for payment on any dividend payment date, then those dividends did not accumulate and were not be payable. If the Company did not declare a dividend before the dividend payment date for any dividend period, the Company did not have an obligation to pay dividends for that dividend period, whether or not dividends on the Series B Preferred Stock were declared for any future dividend payment. The Series B Preferred Stock represented by the depositary shares was not redeemable before April 15, 2020. After that date, the Company may have redeemed at its option, in whole or in part, the Series B Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then-current dividend period. A total of 6,600,000 depositary shares (equivalent to 165,000 shares of Series B Preferred Stock) were issued.

In 2016, the Company completed a public offering of 8,000,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the “Series C Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption, and voting rights). Dividends on the Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.50% per annum, quarterly in arrears, on January 15, April 15, July 15, and October 15 of each year. Dividends on the Series C Preferred Stock are not cumulative. Accordingly, in the event dividends are not declared on the Series C Preferred Stock for payment on any dividend payment date, then those dividends will not accumulate and will not be payable. If the Company has not declared a dividend before the dividend payment date for any dividend period, the Company will have no obligation to pay dividends for that dividend period, whether or not dividends on the Series C Preferred Stock are declared for any future dividend payment. The Series C Preferred Stock represented by the depositary shares is not redeemable before July 15, 2021. After that date, the Company may redeem at its option, in whole or in part, the Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then-current dividend period. A total of 8,000,000 depositary shares (equivalent to 200,000 shares of Series C Preferred Stock) were issued.

In 2018, the Company completed a private placement of 120 shares of a new series of preferred stock, par value $0.01 per share, designated as its Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (the “Series D Preferred Stock”), with a liquidation preference of $250,000 per share, for aggregate proceeds of $30,000. Holders of Series D Preferred Stock were entitled to receive, when, as and if declared by the Company’s board of directors, non-cumulative cash dividends per share at the per annum rate of 7.00% before July 15, 2023, and thereafter at the annual rate of six-month LIBOR plus 5.4941%. Dividends were payable semi-annually in arrears on the 15th day of January and July of each year, commencing on January 15, 2019. On or after July 15, 2023 (or in the event of a fundamental change of the Company, at any time), the Series D Preferred Stock could be converted at the holder’s option into shares of the Company’s common stock at a conversion rate of 6,578.9474 shares of common stock for each share of Series D Preferred Stock, subject to adjustment, which equates to an initial conversion price of $38 per share.

See Note 22, “Subsequent Events” for additional information on shareholders’ equity.

The following table summarizes the Company’s preferred stock issued and outstanding as of December 31, 2020, and 2019.

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Common and Preferred Stock Dividends

Dividends are payable on the Company’s common and preferred stock only when, as and if declared by the Company’s Board of Directors in its discretion, from funds legally available for this purpose. The following tables present the class of stock, declaration date and dividends paid per share in 2020, 2019, and 2018:

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	October 29, 2020	$0.05
Common stock	July 31, 2020	$0.05
Common stock	April 29, 2020	$0.05
Common stock	February 20, 2020	$0.05

Preferred stock Series A	October 29, 2020	$0.46875
Preferred stock Series A	July 31, 2020	$0.46875
Preferred stock Series A	April 29, 2020	$0.46875
Preferred stock Series A	February 20, 2020	$0.46875

Preferred stock Series B and Series C	October 29, 2020	$18.75	$0.46875
Preferred stock Series B and Series C	July 31, 2020	$18.75	$0.46875
Preferred stock Series B and Series C	April 29, 2020	$18.75	$0.46875
Preferred stock Series B and Series C	February 20, 2020	$18.75	$0.46875

Preferred stock Series D	October 29, 2020	$8,750.00
Preferred stock Series D	April 29, 2020	$8,750.00

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	October 30, 2019	$0.05
Common stock	July 29, 2019	$0.05
Common stock	May 6, 2019	$0.04
Common stock	February 25, 2019	$0.04

Preferred stock Series A	October 30, 2019	$0.46875
Preferred stock Series A	July 29, 2019	$0.46875
Preferred stock Series A	May 6, 2019	$0.46875
Preferred stock Series A	February 25, 2019	$0.46875

Preferred stock Series B and Series C	October 30, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	July 29, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	May 6, 2019	$18.75	$0.46875
Preferred stock Series B and Series C	February 25, 2019	$18.75	$0.46875

Preferred stock Series D	October 30, 2019	$8,750.00
Preferred stock Series D	May 6, 2019	$8,750.00

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

Class of Stock	Declaration Date	Dividend Per Share	Dividend Per Depositary Share
Common stock	October 29, 2018	$0.04
Common stock	August 6, 2018	$0.04
Common stock	May 7, 2018	$0.04
Common stock	February 26, 2018	$0.04

Preferred stock Series A	October 29, 2018	$0.46875
Preferred stock Series A	August 6, 2018	$0.46875
Preferred stock Series A	May 7, 2018	$0.46875
Preferred stock Series A	February 26, 2018	$0.46875

Preferred stock Series B and Series C	October 29, 2018	$18.75	$0.46875
Preferred stock Series B and Series C	August 6, 2018	$18.75	$0.46875
Preferred stock Series B and Series C	May 7, 2018	$18.75	$0.46875
Preferred stock Series B and Series C	February 26, 2018	$18.75	$0.46875

Preferred stock Series D	October 29, 2018	$8,263.89

Share Repurchase Program

On April 29, 2020, the Board of Directors authorized and approved a share repurchase program with a 12- month term for up to $50,000 aggregate purchase price of the Company’s outstanding common shares. During the year ended December 31, 2020, the Company purchased 459,083 common shares with a cost of $8,482. The purchases were made in the open market in accordance with applicable federal securities laws, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the Merger Agreement with Allstate signed July 7, 2020, the Company ceased making any further common share repurchases.

Shares Roll forward

The following table presents a roll forward of outstanding common shares.

	Year Ended December 31,
	2020	2019
Common stock:
Balance, beginning of the year	113,368,811	112,940,595
Shares issued under employee stock plans and exercises of stock options	854,914	578,201
Shares withheld related to net share settlement	(179,599)	(149,985)
Balance, end of the year	114,044,126	113,368,811
Treasury stock:
Balance beginning of the year	—	—
Repurchases of common stock	(459,083)	—
Balance, end of the period	(459,083)	—
Shares outstanding at end of the year	113,585,043	113,368,811

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
15. Stock-Based Compensation

In 2019, the Company’s stockholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan authorized up to 2.5 million shares of the Company’s stock for awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance share units, performance units, cash-based awards, or other stock-based awards. The number of shares of common stock for which awards could be issued under the 2019 Plan could not exceed 2.5 million shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of consolidation, reorganization, stock dividend, recapitalization, or similar transaction affecting the Company’s common stock. The 2019 Plan served as a successor of the Company’s prior equity incentive plans. Outstanding awards under the prior plans continued to be outstanding and subject to their terms and conditions. As of December 31, 2020, approximately 1.9 million shares of the Company’s common stock remained available for grants under the 2019 Plan.

Stock Options

A summary of the stock option awards granted under the prior plans is shown below:

	Shares Subject to Options Outstanding
Year Ended December 31, 2020	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of the year	3,025,587	$9.83
Exercised	(388,236)	6.79
Outstanding and exercisable at end of the year	2,637,351	$10.28	2.4	$63,036
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of the Company’s common stock of $34.18, as reported on the Nasdaq Global Market on December 31, 2020.

No options were granted, forfeited or expired during the year ended December 31, 2020. The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019, and 2018, was $7,685, $3,105 and $5,011, respectively. The total fair value of stock options vested for the years ended December 31, 2020, 2019, and 2018 was $1,044, $239 and $783, respectively.

Restricted Stock Units

The Company granted RSUs with a grant date value equal to the closing stock price of the Company’s stock on the dates the units were granted. Prior to the acquisition of the Company by Allstate, the RSUs vested over three or four years and were net share settled. Under the net share settlement procedures, upon each settlement date, RSUs were withheld to cover the required withholding tax, which was based on the value of the RSUs on the settlement date as determined by the closing price of the Company’s common stock on the trading day immediately preceding the applicable settlement date. The remaining amounts were delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation to the tax authorities is reflected as a financing activity in the consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of RSUs were no longer considered outstanding on a diluted basis, thereby reducing the Company’s diluted shares used to calculate earnings per share.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
A summary of the RSUs is shown below:

	RSUs
Year Ended December 31, 2020	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested at beginning of the year	1,033,631	$23.98
Granted	561,497	21.46
Vested	(466,678)	23.68
Forfeited	(11,874)	21.75
Non-vested at end of the year	1,116,576	$22.86

The weighted-average grant date fair value of RSUs for the years ended December 31, 2020, 2019, and 2018, was $21.46, $25.42 and $21.36, respectively. The total fair value of the RSUs vested for the years ended December 31, 2020, 2019, and 2018, was $11,051, $9,259 and $7,068, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense, included in general and administrative expenses, for all stock-based compensation plans was $12,421, $10,996 and $9,020 for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the Company had approximately $15,577 of unrecognized stock-based compensation expense related to RSU awards. This unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of approximately 1.3 years.

On January 4, 2021, following the acquisition of the Company by Allstate, the Company’s outstanding 2,637,351 options and 1,116,576 RSUs were cancelled and converted into the right to receive cash consideration, less applicable withholding taxes. See Note 22, “Subsequent Events” for additional information.

16. Related Party Transactions

The significant shareholder of the Company prior to the Merger also has an ownership interest in AmTrust and ACP Re. Accordingly, as of December 31, 2020, AmTrust and ACP Re were related entities of the Company. The Company is a party to the following transactions with these related entities:

Equity Method Investments

The Company has an ownership interest in an LSC Entity, limited liability companies and limited partnerships with related parties. See Note 4, “Investments - Equity Method Investments - Related Parties” for additional information.

Agreements with ACP Re

Credit Agreement

The Company is party to a credit agreement (the “ACP Re Credit Agreement”) by and among AmTrust, as administrative agent, ACP Re Holdings, LLC, a Delaware limited liability company owned by a related party trust (the “Trust”), as borrower, and AmTrust and the Company, as lenders of $250,000 ($125,000 each lender). The amounts borrowed are secured by equity interests, cash and, other investments held by ACP Re Holdings, LLC in an amount equal to 115% of the outstanding loan balance. The maturity date of the loan is September 20, 2036. The interest rate on the outstanding principal balance is a fixed annual rate of 3.7%, provided that up to 1.2% thereof

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
may be paid in kind. The Trust is required to cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”). Commencing on September 20, 2026, and for each year thereafter, two percent of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. A change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.

As of December 31, 2020, and 2019, the Company had a receivable for the principal amount related to the ACP Re Credit Agreement of $130,784 and $129,229, respectively. The Company recorded interest income of $4,825, $4,767 and $4,711 for the years ended December 31, 2020, 2019, and 2018, respectively, under the ACP Re Credit Agreement. Management determined no impairment reserve was needed for the carrying value of the loan at December 31, 2020, and 2019, based on the collateral levels maintained.

Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2022. The Company paid $830, $830 and $830 in rent for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company leases office space at 30 North LaSalle Street, Chicago, Illinois from 30 North LaSalle Street Partners LLC, an entity that is wholly-owned by the Karfunkel family. The lease term is through 2025. The Company paid $440, $309 and $302 in rent for the years ended December 31, 2020, 2019, and 2018, respectively.

17. Benefits Plan

A significant number of the Company’s employees participate in a defined contribution plan. Employer contributions vary based on criteria specific to the plan. Contribution expense was $11,624, $10,212 and $9,292 for the years ended December 31, 2020, 2019, and 2018, respectively.

18. Statutory Financial Data, Risk-Based Capital and Dividend Restrictions

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

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Risk-Based Capital

Insurance companies in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under such requirements, the amount of statutory capital and surplus maintained by an insurance company is to be determined on asset risk, underwriting risk and other risk factors. As of December 31, 2020, and 2019, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the U.S. exceeded the RBC requirements.

Our Bermuda subsidiaries, National General Re Ltd. (“NG Re”) and National General Insurance Ltd. (“NGIL”, and together with NG Re, the “Bermuda Insurers”) are registered as Class 3A insurers by the Bermuda Monetary Authority (“BMA”) under the Bermuda Insurance Act 1978, and related regulations as amended (the “Insurance Act - Bermuda”). As a result, the revised regulations require that the available statutory capital and surplus for each Bermuda Insurer be equal to or exceed the value of both its Minimum Margin of Solvency (“MMS”) and the Enhanced Capital Requirement (“ECR”). The capital and solvency return will be filed with the BMA on or before April 30, 2021, and the ECR based on the economic balance sheet will not be available until this filing is completed. The capital and surplus requirement is based on the statutory capital MMS prior to the ECR and the 25% of ECR criteria being calculated. The required MMS on this basis was $269,219 and $255,393 as of December 31, 2020, and 2019, respectively.

Statutory Financial Data

The following tables present the statutory capital and surplus, and net income under SAP:

	December 31,
Statutory capital and surplus	2020	2019
Property and Casualty Insurance Companies:
Domestic	$1,619,460	$1,600,740
Foreign	791,028	760,658
Total	$2,410,488	$2,361,398
Life Insurance Companies:
Domestic	$79,977	$53,022

	Year Ended December 31,
Statutory net income (loss)	2020	2019	2018
Property and Casualty Insurance Companies:
Domestic	$214,313	$156,771	$16,737
Foreign	174,861	106,734	64,810
Total	$389,174	$263,505	$81,547
Life Insurance Companies:
Domestic	$7,963	$7,125	$9,827

Reciprocal Exchanges

The Reciprocal Exchanges prepare their statutory basis financial statements under SAP. As of December 31, 2020, and 2019, the Reciprocal Exchanges had combined statutory capital and surplus of $109,314 and $84,340, respectively. For the years ended December 31, 2020, 2019, and 2018, the Reciprocal Exchanges had combined SAP net income (loss) of $26,106, $(27,033) and $(24,194), respectively. The Reciprocal Exchanges are required to maintain minimum capital and surplus in accordance with regulatory requirements. As of December 31, 2020, and 2019, the capital and surplus levels of the Reciprocal Exchanges exceeded such required levels. The Reciprocal Exchanges are not owned by the Company but managed through management agreements. Accordingly, the Reciprocal Exchanges’ net assets are not available to the Company.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
Due to the finalization of the Company’s combined statutory filings, amounts for 2019 have changed compared to those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Dividend Restrictions

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions, applicable to insurance companies, imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay unless special permission is received from the state of domicile. This limit was approximately $156,400 and $402,970 as of December 31, 2020, and 2019, respectively. During the years ended December 31, 2020, 2019, and 2018, there were $300,000, $7,000 and $156,660 of dividends and return of capital paid by the Company’s insurance subsidiaries to their parent company or the Company, respectively.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
19. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to NGHC	$513,331	$348,069	$207,354
Preferred stock dividends - nonconvertible	(31,500)	(31,500)	(31,500)
Preferred stock dividends - convertible	(2,100)	(2,100)	(992)
Numerator for basic EPS	479,731	314,469	174,862
Effect of dilutive securities:
Preferred stock dividends - convertible	2,100	2,100	992
Numerator for diluted EPS - after assumed conversions	$481,831	$316,569	$175,854
Denominator:
Denominator for basic EPS - weighted-average shares outstanding	113,511,669	113,199,501	107,659,813
Effect of dilutive securities:
Employee stock options	1,739,871	1,833,736	2,053,681
RSUs	385,582	274,262	319,089
Convertible preferred stock	789,473	789,473	789,473
Dilutive potential common shares	2,914,926	2,897,471	3,162,243
Denominator for diluted EPS - weighted-average shares outstanding and assumed conversions	116,426,595	116,096,972	110,822,056
EPS attributable to NGHC common stockholders:
Basic EPS	$4.23	$2.78	$1.62
Diluted EPS	$4.14	$2.73	$1.59

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

The following tables summarize the results of operations of the operating segments:

	Year Ended December 31, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,857,631	$776,916	$—	$5,634,547
Ceded premiums	(923,168)	(90,535)	—	(1,013,703)
Net premium written	3,934,463	686,381	—	4,620,844
Change in unearned premium	(125,310)	(914)	—	(126,224)
Net earned premium	3,809,153	685,467	—	4,494,620
Ceding commission income	152,671	(214)	—	152,457
Service and fee income	391,702	368,672	—	760,374
Total underwriting revenues	4,353,526	1,053,925	—	5,407,451
Underwriting expenses:
Loss and loss adjustment expense	2,505,189	318,893	—	2,824,082
Acquisition costs and other underwriting expenses	681,286	309,283	—	990,569
General and administrative expenses	792,929	242,238	8,026	1,043,193
Total underwriting expenses	3,979,404	870,414	8,026	4,857,844
Underwriting income	374,122	183,511	(8,026)	549,607
Net investment income	—	—	118,257	118,257
Net gain on investments	—	—	26,577	26,577
Interest expense	—	—	(33,772)	(33,772)
Provision for income taxes	—	—	(136,461)	(136,461)
Net income attributable to noncontrolling interest	—	—	(10,877)	(10,877)
Net income attributable to NGHC	$374,122	$183,511	$(44,302)	$513,331

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,814,463	$768,617	$—	$5,583,080
Ceded premiums	(1,250,448)	(108,011)	—	(1,358,459)
Net premium written	3,564,015	660,606	—	4,224,621
Change in unearned premium	(108,992)	2,413	—	(106,579)
Net earned premium	3,455,023	663,019	—	4,118,042
Ceding commission income	227,514	10,939	—	238,453
Service and fee income	392,478	249,487	—	641,965
Total underwriting revenues	4,075,015	923,445	—	4,998,460
Underwriting expenses:
Loss and loss adjustment expense	2,543,788	310,680	—	2,854,468
Acquisition costs and other underwriting expenses	605,019	222,348	—	827,367
General and administrative expenses	773,291	254,208	14,273	1,041,772
Total underwriting expenses	3,922,098	787,236	14,273	4,723,607
Underwriting income	152,917	136,209	(14,273)	274,853
Net investment income	—	—	141,233	141,233
Net gain on investments	—	—	13,473	13,473
Other income			26,428	26,428
Interest expense	—	—	(51,544)	(51,544)
Provision for income taxes	—	—	(77,013)	(77,013)
Net loss attributable to noncontrolling interest	—	—	20,639	20,639
Net income attributable to NGHC	$152,917	$136,209	$58,943	$348,069

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31, 2018
	Property and Casualty	Accident and Health	Corporate and Other	Total
Underwriting revenues:
Gross premium written	$4,718,730	$698,109	$—	$5,416,839
Ceded premiums	(1,517,556)	(71,570)	—	(1,589,126)
Net premium written	3,201,174	626,539	—	3,827,713
Change in unearned premium	(85,385)	(10,126)	—	(95,511)
Net earned premium	3,115,789	616,413	—	3,732,202
Ceding commission income	217,694	7,003	—	224,697
Service and fee income	375,603	185,980	—	561,583
Total underwriting revenues	3,709,086	809,396	—	4,518,482
Underwriting expenses:
Loss and loss adjustment expense	2,340,881	321,345	—	2,662,226
Acquisition costs and other underwriting expenses	550,540	184,726	—	735,266
General and administrative expenses	726,238	201,808	10,000	938,046
Total underwriting expenses	3,617,659	707,879	10,000	4,335,538
Underwriting income	91,427	101,517	(10,000)	182,944
Net investment income	—	—	119,034	119,034
Net loss on investments	—	—	(29,545)	(29,545)
Interest expense	—	—	(51,425)	(51,425)
Provision for income taxes	—	—	(53,484)	(53,484)
Net loss attributable to noncontrolling interest	—	—	39,830	39,830
Net income attributable to NGHC	$91,427	$101,517	$14,410	$207,354

The following tables summarize the financial position of the operating segments:

	December 31, 2020
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,304,636	$237,474	$3,270	$1,545,380
Deferred acquisition costs	259,163	26,742	—	285,905
Reinsurance recoverable, net	1,187,855	31,075	—	1,218,930
Prepaid reinsurance premiums	412,950	1,060	—	414,010
Goodwill and Intangible assets, net	416,828	103,225	—	520,053
Prepaid and other assets	45,235	18,322	5,535	69,092
Corporate and other assets	—	—	6,074,524	6,074,524
Total assets	$3,626,667	$417,898	$6,083,329	$10,127,894

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	December 31, 2019
	Property and Casualty	Accident and Health	Corporate and Other	Total
Premiums and other receivables, net	$1,292,813	$131,877	$4,258	$1,428,948
Deferred acquisition costs	239,293	24,230	—	263,523
Reinsurance recoverable, net	1,377,284	17,024	—	1,394,308
Prepaid reinsurance premiums	575,712	35	—	575,747
Goodwill and Intangible assets, net	436,724	108,427	—	545,151
Prepaid and other assets	56,960	32,852	4,830	94,642
Corporate and other assets	—	—	5,454,215	5,454,215
Total assets	$3,978,786	$314,445	$5,463,303	$9,756,534

The following table summarizes service and fee income by source within each operating segment:

	Year Ended December 31,
	2020			2019			2018
	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total	Property and Casualty	Accident and Health	Total
Commission revenue	$60,103	$124,578	$184,681	$87,486	$83,476	$170,962	$93,235	$70,086	$163,321
Finance and processing fees	129,327	9,546	138,873	128,302	6,197	134,499	121,058	4,535	125,593
Group health administrative fees	—	124,523	124,523	—	100,951	100,951	—	79,411	79,411
Installment fees	104,915	—	104,915	97,997	—	97,997	92,785	—	92,785
Late payment fees	32,377	59	32,436	34,210	309	34,519	33,765	86	33,851
Other service and fee income	64,980	109,966	174,946	44,483	58,554	103,037	34,760	31,862	66,622
Total	$391,702	$368,672	$760,374	$392,478	$249,487	$641,965	$375,603	$185,980	$561,583
NGHC	$385,391	$368,672	$754,063	$386,723	$249,487	$636,210	$369,852	$185,980	$555,832
Reciprocal Exchanges	6,311	—	6,311	5,755	—	5,755	5,751	—	5,751
Total	$391,702	$368,672	$760,374	$392,478	$249,487	$641,965	$375,603	$185,980	$561,583

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
The following tables show a summary of premiums and fee income by product line:

	Year Ended December 31,
Gross Premium Written	2020	2019	2018
Property and Casualty
Personal Auto	$2,817,396	$2,721,202	$2,637,176
Homeowners	751,918	718,819	688,006
RV/Packaged	215,138	212,746	208,394
Small Business Auto	251,328	315,569	319,299
Lender-placed Insurance	402,768	342,267	363,056
Other	45,482	56,413	53,876
Total Property and Casualty	4,484,030	4,367,016	4,269,807
Accident and Health
Group	366,847	288,549	239,729
Individual	410,069	340,731	308,122
International	—	139,337	150,258
Total Accident and Health	776,916	768,617	698,109
Total NGHC	$5,260,946	$5,135,633	$4,967,916
Reciprocal Exchanges
Personal Auto	$131,286	$152,688	$153,129
Homeowners	238,972	290,972	291,907
Other	3,343	3,787	3,887
Total Reciprocal Exchanges	$373,601	$447,447	$448,923
Total Gross Premium Written	$5,634,547	$5,583,080	$5,416,839

	Year Ended December 31,
Net Premium Written	2020	2019	2018
Property and Casualty
Personal Auto	$2,475,384	$2,260,385	$2,016,858
Homeowners	521,331	404,278	331,120
RV/Packaged	209,479	198,737	206,740
Small Business Auto	192,859	249,067	233,456
Lender-placed Insurance	314,642	198,171	202,069
Other	19,552	18,905	27,366
Total Property and Casualty	3,733,247	3,329,543	3,017,609
Accident and Health
Group	284,189	231,388	197,386
Individual	402,192	340,049	308,065
International	—	89,169	121,088
Total Accident and Health	686,381	660,606	626,539
Total NGHC	$4,419,628	$3,990,149	$3,644,148
Reciprocal Exchanges
Personal Auto	$91,182	$134,958	$61,759
Homeowners	108,624	98,009	120,875
Other	1,410	1,505	931
Total Reciprocal Exchanges	$201,216	$234,472	$183,565
Total Net Premium Written	$4,620,844	$4,224,621	$3,827,713

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)

	Year Ended December 31,
Net Earned Premium	2020	2019	2018
Property and Casualty
Personal Auto	$2,403,879	$2,190,748	$1,927,667
Homeowners	452,739	405,306	329,850
RV/Packaged	200,854	195,639	197,258
Small Business Auto	216,888	252,359	237,587
Lender-placed Insurance	293,353	182,231	215,811
Other	20,191	18,509	20,855
Total Property and Casualty	3,587,904	3,244,792	2,929,028
Accident and Health
Group	284,197	231,398	197,406
Individual	401,270	340,251	307,952
International	—	91,370	111,055
Total Accident and Health	685,467	663,019	616,413
Total NGHC	$4,273,371	$3,907,811	$3,545,441
Reciprocal Exchanges
Personal Auto	$111,353	$106,549	$59,923
Homeowners	108,629	101,964	125,806
Other	1,267	1,718	1,032
Total Reciprocal Exchanges	$221,249	$210,231	$186,761
Total Net Earned Premium	$4,494,620	$4,118,042	$3,732,202

	Year Ended December 31,
Fee Income	2020	2019	2018
Property and Casualty
Service and Fee Income	$385,391	$386,723	$369,852
Ceding Commission Income	110,377	164,013	160,945
Total Property and Casualty	495,768	550,736	530,797
Accident and Health
Service and Fee Income
Group	172,526	134,206	104,504
Individual	11,062	9,650	9,304
Third-Party Fee	185,084	105,631	72,172
Total Service and Fee Income	368,672	249,487	185,980
Ceding Commission Income	(214)	10,939	7,003
Total Accident and Health	368,458	260,426	192,983
Total NGHC	$864,226	$811,162	$723,780
Reciprocal Exchanges
Service and Fee Income	$6,311	$5,755	$5,751
Ceding Commission Income	42,294	63,501	56,749
Total Reciprocal Exchanges	$48,605	$69,256	$62,500
Total Fee Income	$912,831	$880,418	$786,280

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
21. Selected Quarterly Financial Data (Unaudited)

The following tables summarize quarterly financial data:

	2020
	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,328,334	$1,329,132	$1,443,009	$1,451,810
Total expenses	1,199,589	1,104,012	1,298,712	1,289,303
Provision for income taxes	28,172	50,507	27,428	30,354
Net income	100,573	174,613	116,869	132,153
Net income attributable to NGHC	100,759	166,574	109,969	136,029
Net income attributable to NGHC common stockholders	92,884	157,649	102,094	127,104
Basic EPS	$0.82	$1.39	$0.90	$1.12
Diluted EPS	$0.80	$1.37	$0.88	$1.10

	2019
	March 31,	June 30,	September 30,	December 31,
Total revenues	$1,232,665	$1,269,652	$1,308,172	$1,369,105
Total expenses	1,124,820	1,170,353	1,231,186	1,248,792
Provision for income taxes	22,506	22,241	16,747	15,519
Net income	85,339	77,058	60,239	104,794
Net income attributable to NGHC	91,758	77,876	71,154	107,281
Net income attributable to NGHC common stockholders	83,883	68,951	63,279	98,356
Basic EPS	$0.74	$0.61	$0.56	$0.87
Diluted EPS	$0.72	$0.60	$0.54	$0.85

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

NATIONAL GENERAL HOLDINGS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Data)
22. Subsequent Events

Effective January 4, 2021 the Company was acquired by Allstate pursuant to the Agreement and Plan of Merger (“Merger”), dated as of July 7, 2020, by and among the Company, Allstate, and Bluebird Acquisition Corp., an indirect wholly owned subsidiary of Allstate. As a result of the Merger, the Company became a wholly owned indirect subsidiary of Allstate and our common shares were delisted from the NASDAQ Global Select Market (“NASDAQ”) and NASDAQ filed a Form 25 with respect to the common shares and we subsequently filed a Form 15 with the Securities and Exchange Commission requesting that our duty to file reports under Section 13 of the Securities Exchange Act of 1934, as amended (the “Act”) with respect to such securities be terminated and our duty to file reports under Section 15(d) of the Act with respect to such securities be suspended. The Company’s shareholders received $32.00 per share in cash from Allstate, plus a closing dividend of $2.50 per share, providing $34.50 in total value per share. In addition, (i) each outstanding option to purchase a share of Common Stock, regardless of whether vested or unvested, was cancelled and converted into the right to receive $34.50 in cash, subject to any applicable tax withholding, minus the exercise price per share underlying such option and (ii) each outstanding RSU, regardless of whether vested or unvested, was cancelled and converted into the right to receive $34.50 in cash, subject to any applicable tax withholding.

On January 4, 2021 and in connection with the Merger, the Company entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”), by and among the Company, as the issuer, Allstate, as the guarantor, and The Bank of New York Mellon (the “Notes Trustee”), as trustee, supplementing that certain Indenture, dated as of May 23, 2014, by and between the Company and the Notes Trustee, as supplemented by the First Supplemental Indenture, dated as of May 23, 2014 (as supplemented, the “Indenture”), relating to the issuance of 6.75% Senior Notes due 2024 (the “2024 Notes”), pursuant to which the Company, Allstate and the Notes Trustee agreed to amend the Indenture to: (i) amend certain information covenants in the Indenture to replace the requirement of the Company to provide certain information to the holders of the 2024 Notes with a requirement of Allstate to provide similar information in respect of Allstate, and (ii) add Allstate as a guarantor of the payment obligations of the Company with respect to the 2024 Notes. As required by the Indenture, a majority of the holders of the 2024 Notes consented to the Third Supplemental Indenture.

On January 4, 2021, and in connection with the Merger, the Company terminated the Credit Agreement, dated as of February 25, 2019 (the “2019 Credit Agreement”), by and among the Company, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent (the “Agent”), KeyBank National Association and Fifth Third Bank as co-syndication agents, and Associated Bank, National Association and The Bank of Nova Scotia, as co-documentation agents, and the various lending institutions party thereto, and the other Loan Documents (as defined in the 2019 Credit Agreement) by prepaying all outstanding amounts thereunder.

Effective January 4, 2021, a subsidiary of the Company ceded certain new, renewal, and in-force business to Allstate Insurance Company, a subsidiary of Allstate. The Company transferred approximately $988,144 in settlement of the initial transfer.

Following the consummation of the Merger, we voluntarily redeemed the following securities effective February 3, 2021: (a) all outstanding shares of 7.50% Non-Cumulative Preferred Stock, Series A, (par value $0.01 per share) (the “Class A Preferred Stock”), (b) all outstanding Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series B and the underlying shares of 7.50% Non-Cumulative Preferred Stock, Series B (par value $0.01 per share) (collectively, the “Class B Preferred Stock”), (c) all outstanding shares of Fixed/Floating Rate Non-Cumulative Convertible Preferred Stock, Series D (the “Series D Preferred Stock”) (par value $0.01 per share), and (d) the aggregate outstanding principal amount of our 7.625% Subordinated Notes Due 2055 (the “2055 Notes”). All outstanding Depositary Shares, Representing 1/40th of a Share of 7.50% Non-Cumulative Preferred Stock, Series C and the underlying shares of 7.50% Non-Cumulative Preferred Stock, Series C (par value $0.01 per share) (collectively, the “Class C Preferred Stock”) were delisted from NASDAQ effective January 25, 2021, and we subsequently filed a Form 15 with the Securities and Exchange Commission requesting that our duty to file reports under Section 13 of the Act with respect to such securities be terminated and our duty to file reports under Section 15(d) of the Act with respect to such securities be suspended.

Schedule I
NATIONAL GENERAL HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

December 31, 2020	Cost (1)	Value	Amount at which shown in the Balance Sheet
Debt Securities:
Bonds:
U.S. government and government agencies and authorities	$52,004	$55,208	$55,208
States, municipalities and political subdivisions	304,688	322,441	322,441
Foreign governments	1,765	1,884	1,884
Public utilities	56,998	61,608	61,608
All other corporate bonds (2)	3,818,758	4,055,989	4,055,989
Total Debt Securities	4,234,213	4,497,130	4,497,130

Equity Securities:
Common Stock
Industrial, miscellaneous and all other (3)	18,911	2,909	2,909
Total Equity Securities	18,911	2,909	2,909

Other investments (4)	46,219	46,219	46,219
Other short-term investments	191,086	191,086	191,086
Total Investments (other than investments in related parties)	$4,490,429	$4,737,344	$4,737,344

(1) Original cost of equity securities and, as to debt securities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.
(2) Includes structured securities, residential and commercial mortgage-backed securities.
(3) Included in “Other investments” in the consolidated balance sheets.
(4) Excludes equity securities.

1

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In Thousands)

	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost - $0 and $95,527)	$—	$98,187
Short-term investments	—	4,807
Equity investment in subsidiaries	3,289,136	2,937,575
Total investments	3,289,136	3,040,569
Cash and cash equivalents	403,631	852
Accrued investment income	—	835
Property and equipment, net	142,042	158,670
Prepaid and other assets	10,874	26,658
Total assets	$3,845,683	$3,227,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$44,927	$26,071
Debt	584,758	584,019
Total liabilities	$629,685	$610,090
Stockholders’ equity:
Total stockholders’ equity	$3,215,998	$2,617,494
Total liabilities and stockholders’ equity	$3,845,683	$3,227,584

See accompanying notes to condensed financial statements.

2

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Service and fee income	$53,005	$48,781	$44,932
Investment income	2,200	3,929	1,205
Net gain (loss) on investments	7,094	1,026	(1,571)
Equity in undistributed net income of subsidiaries	513,023	365,932	232,101
Total revenues	575,322	419,668	276,667
Expenses:
Interest expense	35,618	38,670	39,380
Other expense, net	30,906	38,499	30,847
Total expenses	66,524	77,169	70,227
Income before provision (benefit) for income taxes	508,798	342,499	206,440
Benefit for income taxes	(4,533)	(5,570)	(914)
Net income attributable to NGHC	513,331	348,069	207,354
Dividends on preferred stock	(33,600)	(33,600)	(32,492)
Net income attributable to NGHC common stockholders	$479,731	$314,469	$174,862

Net income attributable to NGHC	$513,331	$348,069	$207,354
Other comprehensive income (loss), net of tax	128,655	126,678	(44,054)
Comprehensive income attributable to NGHC	$641,986	$474,747	$163,300

See accompanying notes to condensed financial statements.

3

Schedule II
NATIONAL GENERAL HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income attributable to NGHC	$513,331	$348,069	$207,354
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net (gain) loss on investments	(7,094)	(1,026)	1,571
Depreciation and amortization	26,244	23,280	20,668
Net amortization of premium net of discount on debt securities	700	233	581
Stock-based compensation expense	12,421	10,996	9,020
Equity in undistributed net income of subsidiaries	(513,023)	(365,932)	(232,101)
Changes in assets and liabilities:
Accrued investment income	835	(108)	(500)
Prepaid and other assets	15,499	4,927	23,334
Accounts payable, accrued expenses and other liabilities	301,328	(1,728)	8,993
Net cash provided by operating activities	350,241	18,711	38,920
Cash flows from investing activities:
Purchases of:
Debt securities, available-for-sale	(6,986)	(46,832)	(70,308)
Short-term investments	(389,372)	(284,875)	(342,137)
Property and equipment	(9,840)	(75,673)	(73,563)
Proceeds from:
Sale of debt securities, available-for-sale	91,301	20,723	16,052
Maturity of debt securities, available-for-sale	16,813	10,218	2,208
Sale of short-term investments	394,296	397,945	225,395
Distributions received from subsidiaries	102,150	50,825	130,772
Contributions and acquisition of subsidiaries	(80,000)	(17,091)	(9,875)
Net cash provided by (used in) investing activities	118,362	55,240	(121,456)
Cash flows from financing activities:
Common stock repurchased	(8,482)	—	—
Payments of debt issuance costs	—	(1,134)	—
Repayments of debt and return of capital	—	(20,000)	(30,000)
Issuances of common and preferred stock, net of fees	—	—	162,120
Issuance of common stock — employee share options	2,635	594	1,978
Taxes paid related to net share settlement of equity awards	(3,678)	(3,734)	(3,024)
Dividends paid to common and preferred shareholders	(56,299)	(52,781)	(48,611)
Net cash (used in) provided by financing activities	(65,824)	(77,055)	82,463
Net increase (decrease) in cash and cash equivalents	402,779	(3,104)	(73)
Cash and cash equivalents, beginning of the year	852	3,956	4,029
Cash and cash equivalents, end of the year	$403,631	$852	$3,956

See accompanying notes to condensed financial statements.

4

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

3. Dividends

For information relating to cash dividends paid to the registrant or the Company by its consolidated subsidiaries and investees accounted for by the equity method, see Note 18, “Statutory Financial Data, Risk-Based Capital and Dividend Restrictions” in the notes to the Company’s consolidated financial statements.

4. Subsequent Events

For information relating to subsequent events, see Note 22, “Subsequent Events” in the notes to the Company’s consolidated financial statements.

5

Schedule III
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

	As of December 31,			Year Ended December 31,
Segment	Deferred Acquisition Costs	Unpaid Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Net Earned Premium	Net Investment Income	Loss and Loss Adjustment Expense Incurred	Deferred Acquisition Costs Amortization	Other Operating Expenses	Net Written Premium
2020
Property and Casualty	$259,163	$2,708,171	$2,173,399	$3,809,153	$—	$2,505,189	$613,905	$67,381	$3,934,463
Accident and Health	26,742	180,927	10,307	685,467	—	318,893	21,908	287,375	686,381
Corporate and Other	—	—	—	—	118,257	—	—	—	—
Total	$285,905	$2,889,098	$2,183,706	$4,494,620	$118,257	$2,824,082	$635,813	$354,756	$4,620,844

2019
Property and Casualty	$239,293	$2,734,540	$2,210,851	$3,455,023	$—	$2,543,788	$539,816	$65,203	$3,564,015
Accident and Health	24,230	151,874	8,368	663,019	—	310,680	37,541	184,807	660,606
Corporate and Other	—	—	—	—	141,233	—	—	—	—
Total	$263,523	$2,886,414	$2,219,219	$4,118,042	$141,233	$2,854,468	$577,357	$250,010	$4,224,621

2018
Property and Casualty	$226,188	$2,685,879	$2,120,283	$3,115,789	$—	$2,340,881	$495,009	$55,531	$3,201,174
Accident and Health	25,220	271,280	36,554	616,413	—	321,345	15,784	168,942	626,539
Corporate and Other	—	—	—	—	119,034	—	—	—	—
Total	$251,408	$2,957,159	$2,156,837	$3,732,202	$119,034	$2,662,226	$510,793	$224,473	$3,827,713

6

Schedule IV
NATIONAL GENERAL HOLDINGS CORP.
REINSURANCE
(In Thousands)

Year Ended December 31,	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2020
Earned Premiums	$5,613,630	$(1,175,440)	$56,430	$4,494,620	1.3%

2019
Earned Premiums	$5,486,835	$(1,449,365)	$80,572	$4,118,042	2.0%

2018
Earned Premiums	$5,049,512	$(1,440,575)	$123,265	$3,732,202	3.3%

7

Schedule VI
NATIONAL GENERAL HOLDINGS CORP.
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2020
Property and Casualty (1)	$2,477,177	$28,012	$2,407,847
Accident and Health	342,714	(23,821)	300,271
Total	$2,819,891	$4,191	$2,708,118

2019
Property and Casualty (1)	$2,493,268	$50,520	$2,427,676
Accident and Health	356,036	(45,356)	328,887
Total	$2,849,304	$5,164	$2,756,563

2018
Property and Casualty (1)	$2,343,938	$(3,057)	$2,209,570
Accident and Health	352,322	(30,977)	305,667
Total	$2,696,260	$(34,034)	$2,515,237
(1) Property and Casualty includes the Reciprocal Exchanges.

8